Form 10-K
period 2010-09-30
Parametric Sound Corp
filed 2010-12-08
CIK 1493761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010
Commission file number 000-54020

Parametric Sound Corporation
 (Exact name of registrant as specified in its charter)

Nevada	27-276740
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1941 Ramrod Avenue, Suite #100
Henderson, Nevada 89014
 (Address of principal executive offices) (Zip Code)

(888) 477-2150
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐  No  (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The spin-off of the Company’s common stock, par value $0.001, was effected on September 27, 2010 and there was no public market for the Company’s common stock prior to that date.

As of November 30, 2010 there were 15,306,064 shares of Parametric Sound Corporation Common Stock, par value $.001, outstanding.

Forward Looking Statements
Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of this Form 10-K. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward looking statements contained herein whether as a result of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

Overview
Parametric Sound Corporation ("we", "us", "our", "Parametric Sound" or the "Company") was incorporated on June 2, 2010 as a new, wholly owned subsidiary of LRAD Corporation in order to effect the separation and spin-off of its Hypersonic Sound (“HSS”) business as a stand-alone, independent, publicly traded company. On September 27, 2010, LRAD Corporation contributed most of its HSS business assets and through a pro rata dividend distribution effected the 100% spin-off to its stockholders of 15,306,064 shares of our common stock, representing all our outstanding common stock. Our common stock is quoted on the OTC Bulletin Board (OTCBB) under the symbol PAMT.

We are a sound technology company focused on delivering directed parametric sound solutions to customers primarily in digital signage, point-of-purchase, in-store networks and related markets that benefit from sound that can be focused and controlled in specified locations.

A directed sound solution includes (a) the ability to accept various user media sources as input, typically a computer, a DVD player, mp3 player, radio, television or microphone, and (b) custom processing and control electronics allowing an amplifier to drive speakers (called emitters in parametric sound applications). We intend to continue the pioneering work performed in this field by our former parent LRAD Corporation. Since 2004, LRAD Corporation has sold over 11,000 HSS systems, mostly the HSS H450 product model. We are replacing the H450 model with an improved solution employing improved emitters complemented by new patent-pending processing and control electronics developed and licensed to us by Syzygy Licensing LLC (“Syzygy”), a corporation owned by the executive officers of the Company, including our Chief Executive Officer, Elwood G. Norris. Our prototypes evidence improved sound clarity, wider frequency response and reduced distortion with higher sound volume from less power input.  Based on our costing of prototype components and estimates of assembly costs, we expect to produce new products at a reduced cost compared to the H450.

We believe improved sound quality produced at reduced cost differentiates us from competitors and opens new market opportunities for directed sound solutions. The existing emitter design has been proven repeatable, and we believe our new processing and control electronics package can be readily assembled by any number of electronic component manufacturers reducing the overall risk of introducing our new generation of products. Our goal is to realize the potential of directed sound primarily targeting digital signage, point-of-purchase, in-store networks and related markets and applications. We also plan to explore uses for our technology in the emerging stereoscopic three-dimensional (3D) video market to reproduce sound for computers, homes and theaters.

History
LRAD Corporation pioneered a new paradigm in sound production based on well-known principles of physics. Parametric or nonlinear acoustics use changing pressures in air to produce sound indirectly by carrying content into the air along ultrasonic frequencies.

Parametric sound technology has gone through various iterations of both emitter designs and amplifier and processing electronics over the last 15 years. Although we consider that LRAD Corporation was a leader in this niche market, we believe the potential for applications of parametric directed sound have not been realized primarily due to limitations of the previous products and their relatively high cost compared to sound systems for targeted applications.

Mr. Norris was the original inventor of LRAD Corporation’s HSS technology. He was awarded the 2005 Lemelson-MIT Prize for the HSS acoustics innovation. In April 2009, he stepped down as Chairman of LRAD Corporation, in September 2009, he retired from an active role at LRAD Corporation and in June 2010, he resigned as a director to focus on our business. LRAD Corporation in the last several years has focused most of its financial, technical and marketing resources on its long range acoustic hailing device product business. In January 2010, Mr. Norris began discussions with LRAD Corporation about an HSS license and in the course of due diligence independently invented new processing and control electronics that he believes complements the current emitter design resulting in a new, improved and more economical product. After discussions with LRAD Corporation’s Board of Directors, the parties concluded that a spin-off would be the best means of improving the HSS technology and developing and commercializing a new product line for the benefit of stockholders. Mr. Norris then agreed to take an active role in our company. In April 2010, LRAD Corporation’s Board of Directors approved a plan to spin-off the HSS business and the 100% spin-off was completed on September 27, 2010 and we became stand-alone, independent, publicly traded company.

Since January 2010, Mr. Norris has spent significant time evaluating the parametric sound technology, inventing new concepts and developing and testing new processing and control electronics and prototypes along with changes to the emitters to improve sound reproduction. His goal is a quality directional sound solution more competitive in cost to existing audio systems for targeted applications, but with the benefit of directionality. Mr. Norris has filed for patent protection on these innovations through Syzygy, a company in which Mr. Norris is a majority owner and our Chief Financial Officer, Treasurer and Secretary James A. Barnes is minority owner and manager. The new technology and trade secrets has been exclusively licensed to us (See “Business - License”).

Technology
The common speaker types in use today such as dynamic, electrostatic, ribbon and other transducer-based designs, are direct radiating, and are fundamentally a piston action, directly pumping air molecules into motion to create audible sound waves the listener hears. Parametric, or nonlinear acoustics, on the other hand, create sound “in the air.” Audible sound is generated along an ultrasonic column using frequencies above the normal range of hearing. This parametric sound beam is highly directional and maintains sonic clarity and intelligibility over longer distances than traditional loudspeakers. Our technology is compatible with any media input but beams focused sound where you want it and nowhere else.

Parametric sound employs ultrasonic frequencies to carry content, such as music and voice, into the air. Proprietary ultrasonic emitters, or transducers, which convert electrical energy to high frequency acoustical energy, produce these ultrasonic frequencies beyond the range of hearing.  These ultrasonic emitters are used in lieu of loudspeakers to emit a custom-generated ultrasonic wave with the proper difference frequency characteristics to produce audible sound within and throughout a tightly formed beam. Audible sound is not created on the surface of the ultrasonic emitter—a significant departure from a direct radiating loudspeaker.  Instead, the audible sound is generated in the air itself and is focused and directed. For example, if the acoustic beam is directed towards a wall, the sound first emanates from the surface of the wall, not from the emitter, as it would be with a conventional loudspeaker. Or, if the acoustic beam is directed to a person, the sound is created at the person. This directionality allows sound to be focused or “beamed” in space or diffused from a surface in a variety of ways to produce desired and controllable effects. Also, the sound does not spread or dissipate at the same rate over distance as it does with traditional speakers. This unique feature provides improved intelligibility at selected distant points with less energy than traditional speakers, creating the ability to communicate directed sound at longer distances.

A typical sound solution for our targeted applications includes (a) inputs to accept a user media source, typically a computer, a DVD player, mp3 player, radio or microphone, and (b) an amplifier and related control electronics to drive speakers.  Whereas a parametric sound solution includes (a) the ability to accept various user media sources as input, typically a computer, a DVD player, mp3 player, radio, television or microphone, (b) custom processing and control electronics allowing an amplifier to drive emitters and (c) ultrasonic emitters to produce sound in the air. Parametric solutions to date, including those of LRAD Corporation and our competitors, have demonstrated lower sound quality and volume, higher distortion and higher costs than standard sound systems in comparable applications.

LRAD Corporation developed proprietary emitter technology employing custom thin piezo film manufactured pursuant to our formulation. LRAD Corporation’s intellectual property includes the film formulation and methods to reliably produce emitters using this custom film. While we believe the current emitter design and production techniques can be improved over time, the current emitters have proven reliable in the current H450 product and our new processing and control electronics package has been specifically designed to improve the output and performance of the existing emitter technology.  We depend on a single piezo-film supplier, Measurement Specialties Inc., to provide expertise and materials used in our proprietary emitters. We believe that the other components incorporated from our products can be obtained from multiple supply sources.  As such, we do not believe that our other current suppliers are material to the operation of our business at this time.

LRAD Corporation’s HSS electronics employed sophisticated digital processing algorithms requiring numerous expensive components. We believe the new processing and control electronics invented, designed and developed by Mr. Norris address some of the competitive issues facing this technology. We further believe the new electronics system complements the current emitter and uses less power to generate higher output providing less stress and potential for emitter failure. Our new products are intended to offer customers improved sound quality and higher volume with wider frequency response and reduced distortion while being simpler and more economical to produce.

License from Syzygy
Effective on the spin-off on September 27, 2010 we entered into an exclusive worldwide license agreement with Syzygy. Mr. Norris previously assigned to Syzygy certain patent pending technology and trade secrets related to a new, improved and more cost-effective method of processing media input to create parametric sound output for parametric emitter devices such as those employed by us. He also invented improvements to the emitters complementary with the new processing and control electronics. Pursuant to the license we reimbursed patent, testing and prototype costs incurred prior to signing the license of $91,415, assumed certain incurred costs of $90,500 and agreed to pay future patent related costs. The prior costs assumed included $25,000 for Mr. Norris’ time in producing and testing prototypes and preparing for production prior to the spin-off.

The exclusive license provides for future royalties payable to Syzygy of 5% of revenues from products employing the technology and a term of 20 years or the life of any resulting patent, whichever is greater. In the event no patent covering the licensed technology is issued after four years, then the royalty rate shall reduce to 3% in any territory until or if a patent is issued for any such territory. We may not sublicense without the permission of Syzygy and sublicense royalty rates are subject to future negotiation in good faith. The license may terminate if we do not use commercially reasonable efforts to pursue the parametric sound business.

Products
The HSS H450 product has a 5 by 10 inch emitter surface and has been produced by LRAD Corporation since 2005. While we will own all rights and certain inventory to continue to build the H450 product, we have no current plans to do so. We have designed a new generation of HSS technology and are in early stages of production development for the following two initial products:

HSS-S2150 – a stereophonic system employing two 5 by 10 inch emitters. Unlike the H450, the electronics are separate from the emitters connected by essentially standard speaker wire allowing for a great variety of installations and flexibility to connect to multiple media sources.

HSS-M1150 – is a monaural system employing one 5 by 10 inch emitter. Similar to the HSS-S2150, this product features electronics separate from the emitter providing greater installation flexibility.

We expect to develop and introduce additional product models and sizes in the future. We also expect to have the flexibility to customize products for individual customers including features such as a wireless interface, performance monitoring and other features.

Strategy
Our goal is to realize the potential of directed sound primarily targeting digital signage, point-of-purchase, in-store networks and related markets and applications. We aim to produce a product line to meet the requirements of these customers including historic HSS customers and future new customers. The key elements of our strategy include:

•
Produce a product line meeting customer requirements for easy and flexible installation using content from a range of media sources, complementing equipment such as video devices, kiosks and vending machines.

•	Develop a turnkey manufacturing relationship to produce our products, thereby reducing a need for extensive manufacturing equipment/space and production personnel.

•
Develop relationships with customers requiring large numbers of products, including value added resellers (VARs), original equipment manufacturers (OEMs) and distributors that focus on specific end user solutions.

We also plan to explore uses for our technology in the emerging stereoscopic three-dimensional (3D) video market to reproduce sound for computers, homes and theaters. The growth of 3D viewing creates opportunities for new 3D sound systems. We intend to explore the use of parametric speakers to reproduce binaural or other specialized recordings. Binaural recordings use special microphones to capture directional sound information during recording and typically must be replayed through headphones. Parametric speakers reduce loudspeaker cross-talk that interferes with binaural or even stereo reproduction from conventional stereo speakers. We believe our speakers complement or enhance digital signal processing (DSP) techniques such as ambiophonics that are designed to emulate headphones for binaural or other types of sound reproduction from two speakers.

Our research and development strategy is to continue to develop innovative directed acoustic solutions and design new product solutions for our target markets and new markets that develop.

Manufacturing and Suppliers
We have substantially completed our electronic design and component selection. We are testing our new electronics system while preparing for initial production based on initial pre-production prototypes. We have employed a professional and experienced industrial design and turnkey product development firm for mechanical and manufacturing design of our product, to produce our pilot production models and support manufacturing startup. We expect to employ certain existing emitter parts, molds and manufacturing processes that we now own as a result of the spin-off. Our new electronics system consists mostly of off the shelf components fitting into a standard electronics board with traditional input and output connectors.

LRAD Corporation developed custom robotic manufacturing equipment used to automate the production of our emitter sub-assemblies reducing the labor component and permitting higher volume production. We expect to build or have our emitters built by others under contract using this custom equipment that we now own. We plan to have our electronic boards produced by one or more contract manufacturers on a turnkey basis. We plan to purchase molded parts from suppliers and assemble and test final products at our facility or contract others for assembly and/or test. We may elect to utilize internal quality control personnel depending on circumstances as they arise.

Our technology is substantially different from proven, mass-produced sound transducer designs, and manufacturing and assembly involves new processes and materials. We believe arranging and maintaining quality manufacturing capacity will be essential to the performance of our products and the growth of our business.

Selling, Marketing and Customers
We intend to sell our products using our executive officers, employees and commissioned agents. We employ one sales employee, formerly responsible for HSS sales at LRAD Corporation, but do not currently intend to develop an internal sales force but may do so in the future. We also intend to approach value added resellers (VARs) to use our sound solution in their products as well as engage distributors and independent selling representatives. There can be no assurance we can develop adequate distribution through these or other methods.

We intend to initially target existing HSS business customers and new customers in the rapidly growing direct advertising market including digital signage, point-of-purchase and in-store networks. The market for digital signage worldwide – based on the total revenue to manufacturers of the individual components (primarily displays, media players, set top boxes, computers, networks and software) – reached $3.9 billion in 2009, according to a report from IMS Research with growth from 2009 to 2013 forecast at around 20% each year. Market research firm iSupply Corporation’s forecast that worldwide shipments of LCD and plasma screens for use in digital signage and professional displays will grow 25 percent in 2010, reaching 1.99 million units, up from 1.6 million in 2009.

We believe our sound solution mitigates the effects of sound clutter often attributable to direct advertising products. In-store display advertising tends to irritate customers if too intrusive or loud and annoy workers due to repetition. However, research continues to demonstrate that direct advertising is effective. For example, an Arbitron Retail Media study published in 2005 summarized research indicating that 25% of patrons think retail audio commercials and promotions would influence their buying decisions and that 41% of those recalling retail audio made a purchase they were not previously planning to make. While there are applications for our products that don’t rely on video screens, for example above a museum display, and there are many screens intended for static display without sound, we believe the majority of existing and future digital signage screen installations are potential outlets for our directed sound solutions.

Our products are being designed to achieve focused, controlled sound that targets only those customers situated in specified locations such that nearby customers and store clerks do not hear the message. We believe the ability to focus sound is a driving feature of our sound solution. We believe our technology offers a number of advantages:

•	delivery of more effective advertisements to store patrons;

•	ability to create a beam of sound and place it only where it is intended;

•	ability to manipulate or selectively position or diffuse the source of sound;

•	ability to deliver a beam of sound over longer distances than conventional speakers, such as down a grocery store aisle;

•	ability to penetrate other competing sounds; and

•	elimination of feedback from live microphones.

We expect additional sound applications to become evident as our products become more widely known and accepted. We intend to explore potential uses of our technology in the 3D sound market.

Customer Concentration
For the fiscal year ended September 30, 2010, revenues from three customers accounted for 34%, 13% and 11% of total revenues. No other single customer represented more than 10% of total revenues. For the fiscal year ended September 30, 2009, revenues from three customers accounted for 27%, 15% and 14% of total revenues. No other single customer represented more than 10% of total revenues. One large customer, Cardinal Health, Inc., which accounted for 34% of sales in the year ended September 30, 2010, will continue to be supplied by LRAD Corporation through completion of their current project.

Since the Company has no current plans to sell the product line previously produced by LRAD Corporation and has yet to introduce its new product line, prior sales are not indicative of any possible future results and there is no assurance that any prior customers will purchase the new product line in the future.

Research and Development and Patent Impairment Expenses
For the years ended September 30, 2010 and 2009, we incurred $229,400 and $68,486, respectively, on research and development. The prior year amount consisted of patent amortization costs only. During fiscal 2010 we commenced development of our new product line. We anticipate that we will continue to devote substantial resources to research and development activities.

For the years ended September 30, 2010 and 2009, we incurred $325,818 and $46,312, respectively, for impairment expenses related to patents no longer deemed necessary for our business strategy and resulting from a focus on our new product line. Certain patents related to our prior products we believe are no longer required either in our new product design or as defensive or blocking patents.

Warranties
We expect to warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. The warranty will be generally a limited warranty, and in some instances impose certain shipping costs on the customer. We expect in most cases it will be more economical and effective to replace the defective part, whether emitter or electronics, rather than repair, but in the future we may establish repair warranty service directly or through others.

Early versions of LRAD Corporation’s HSS products experienced excessive failures and warranty issues. The H450 has been more reliable, and we expect even greater reliability of our new product series because with our simpler modern design we generate higher sound levels at lower wattage producing less heat and stress on emitters. The new electronics system was designed with the knowledge gained from the H450 results.

Competition
Our technologies and products compete with those of other companies. The consumer, commercial and government audio industry markets are fragmented and competitive and include numerous manufacturers with audio products that vary widely in price, quality and distribution channels. Many of our present and potential future competitors have, or may have, substantially greater resources to devote to further technological and new product developments.

We believe our new product will be the leading parametric sound system with limited direct competition. Companies such as Brown Innovations and others have employed domes and other techniques to try to focus or contain sound for directed sound applications such as point-of-sale. We do not believe these methods are directly competitive to our parametric sound solution in ease of use, cost and performance. Although others have attempted to use parametric speaker concepts or other concepts to produce directed sound, we do not believe they have progressed to be directly competitive to our planned product line. Holosonic Research Labs, Inc. produces a parametric speaker called the Audio Spotlight; Panphonics produces the Sound Shower directional speaker; Sennheiser Electronics has announced a parametric speaker product called the AudioBeam Master; and Mitsubishi has a parametric speaker product sold in Japan. These companies employ electrostatic and piezoelectric emitter devices or other concepts that we believe have lower output and are more expensive than our proprietary emitters, especially when combined with our new electronics system. However, these competitors or others may introduce products with features and performance competitive to our products and some also have significant advantages over us including name or brand recognition and financial resources.

Seasonality
We do not expect to experience any significant seasonality trends. Seasonality trends may occur in the future.

Government Regulation
Our electronic products are subject to various regulations and are required to meet the specifications of agencies such as the Federal Communications Commission (FCC). We believe we will be in substantial compliance with all current applicable regulations, and we expect to have all material governmental permits, licenses, qualifications and approvals required for our operations.

Our parametric sound technology is subject to control under the Radiation Control for Health and Safety Act of 1968, and the associated regulations promulgated by the Food and Drug Administration (FDA), as an electrical emitter of ultrasonic vibrations. Under the terms of such regulations, LRAD Corporation provided an abbreviated report to the FDA describing the technology. The FDA may respond to the report and request changes or safeguards to the technology, but it has not done so to date. We will also be required to notify the FDA in writing should a product be found to have a defect relating to safety of use due to the emission of electronic product radiation. We do not believe our technology poses any human health risks. However, it is possible that we, or one of our customers, could be required to modify the technology, or a product incorporating the technology, to comply with requirements that may be imposed by the FDA.

In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and the Consumer Products Safety Commission. Internationally, our products may be required to comply with regulations or standards established by authorities in the countries into which we sell our products, as well as various multinational or extranational bodies. The European Union, or EU, has issued a directive on the restriction of certain hazardous substances in electronic and electrical equipment, known as RoHs, and has enacted the Waste Electrical and Electronic Equipment directive, or WEEE, applicable to persons who import electrical or electronic equipment into Europe. We believe our planned products will be compliant with these emerging regulations. We are currently implementing measures to comply with each of these directives but as individual EU nations adopt implementation guidelines these rules could become more stringent which could require us to both redesign our products to comply with the standards and develop compliance administration systems. Although we believe our planned products will be in compliance with domestic and international standards and regulations in countries to which we export, we can offer no assurances that our future product offerings will remain compliant with evolving standards and regulations.

Intellectual Property
We have a substantial base of intellectual property assets including patents, pending patents, trademarks and tradecraft and trade secrets such as know-how. We operate in an industry where innovations, investment in new ideas and protection of resulting intellectual property rights are important to success. We expect to rely on a variety of intellectual property protections for our products and technologies, including contractual obligations, and we intend to pursue a policy of vigorously enforcing such rights.

LRAD Corporation contributed to us 28 U.S. patents and 3 foreign patents. These patents expire between 2016 and 2025. To maintain such patents we are required to pay periodic maintenance fees. We evaluate all our patents with respect to our product offerings and determine which to maintain and which to let lapse as they become due for renewal. In connection with the spin-off we reviewed issued and pending patents in connection with our new product strategy and we currently plan to retain 5 U.S. patents applicable to our planned product and continue 3 pending applications. We plan to retain 8 U.S. patents and continue 1 pending application as defensive or blocking patents as part of our strategy. Accordingly we plan to allow 16 U.S. patents and 3 foreign patents to lapse as renewal fees come due between 2010 and 2014.  We continually evaluate our patent strategy based on new developments and information and may reclassify certain patents in the future depending on such information. We also believe we own important tradecraft and trade secrets in the design and production of our piezo film ultrasonic emitter.

Mr. Norris, through Syzygy, has filed for patent coverage for the new electronics processing system and emitter improvements that is exclusively licensed to us. Mr. Norris is an experienced inventor with multiple patents and believes the new system is novel and will result in one or more patents.

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is important to compete effectively in the sound reproduction industry. We have an ongoing policy of filing patent applications to seek protection for novel features of our products and technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. Patent applications may not result in issued patents covering all important claims and could be denied in their entirety.

The electronics industry is characterized by frequent litigation regarding patent and other intellectual property rights. Others, including academic institutions and competitors, hold numerous patents in electronics and sound reproduction. Although we are not aware of any existing patents that would materially inhibit our ability to commercialize our sound technology; others may assert claims in the future. Such claims, with or without merit, may have a material adverse effect on our financial condition, results of operations or cash flows.

The validity of existing patents has not been adjudicated by any court. Competitors may bring legal action to challenge the validity of our existing or future patents or may attempt to circumvent the protection provided by such patents. The failure to obtain patent protection or the loss of patent protection on our existing and future technologies or the circumvention of our patents by competitors could have a material adverse effect on our ability to compete successfully.

We intend to retain three of the four U.S. trade names acquired from LRAD Corporation along with additional foreign rights to some of the same names. We intend to file for trade name and trademark protection when appropriate. Trade names or trademarks may not be successfully maintained, defended or protected.

Our policy is to enter into nondisclosure agreements with each employee and consultant or third party to whom any of our proprietary information is disclosed. These agreements prohibit the disclosure of confidential information to others, both during and subsequent to employment or the duration of the working relationship. These agreements may not prevent disclosure of confidential information or provide adequate remedies for any breach.

Available Information
Our Annual Report on Form 10-K, future Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our website at www.parametricsound.com shortly after we electronically file such material with, or furnish it to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. We assume no obligation to update or revise forward looking statements in this Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

Employees and Executive Officers
At the distribution date we will have two executive officers, Elwood G. Norris, our President and Chief Executive Officer, and James A. Barnes, Chief Financial Officer, Treasurer and Secretary. We have one full-time sales and marketing employee. We engage outside consultants for design, electronics and manufacturing expertise or other functions from time to time.

ITEM 1A. RISK FACTORS
In addition to the information contained elsewhere in this Annual Report on Form 10-K, you should consider carefully the following risk factors related to Parametric Sound. If any of the risks described below actually occur, our business, financial condition, results of operations, cash flows and stock price could be materially adversely affected. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K.

Risk Factors Relating to Our Business

We have a history of operating losses, expect additional losses and may not achieve or sustain profitability.
We have a history of operating losses and expect additional losses as we introduce our new product line and until we achieve revenues and resulting margins to offset our operating costs.  Our net losses for the fiscal years ended September 30, 2010 and 2009 were $923,197 and $986,426, respectively. Our ability to achieve future profitability is dependent on a variety of factors, many outside our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to continue to obtain additional funding which could have a material negative impact on the market value of our common stock or be dilutive.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.
In their audit opinion issued in connection with our financial statements as of September 30, 2010 and 2009 and for the years then ended, our independent registered public accounting firm included a going concern explanatory paragraph which stated there was substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. Our financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.  If we are unable to continue as a going concern, our stockholders may lose all or a substantial portion or all of their investment.

Our historical financial information may not be indicative of our future results now that we are an independent company.
The historical financial information we have included in this Annual Report on Form 10-K may not reflect what our results of operations, financial position and cash flows would have been if we had been an independent company during the periods presented or be indicative of what our results of operations, financial position and cash flows may be in the future. Our results could have been dramatically different as a stand-alone company, and these statements may not be a reliable indicator of what our results of operations, cash flows and financial condition will be in the future.

For additional information about the past financial performance of our business and the basis of the presentation of the historical combined financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 19 and the historical financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

Disruption and fluctuations in financial and currency markets could have a negative effect on our business.
Financial markets in the United States, Europe and Asia have experienced extreme disruption in recent years, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which can then lead to challenges in the operation of our business. These economic developments affect businesses such as ours in a number of ways. Concern about the stability of the financial markets and the strength of counterparties has led many lenders and institutional investors to reduce or cease to provide credit to businesses and consumers, and illiquid credit markets have adversely affected the cost and availability of credit. The current tightening of credit in financial markets adversely affects the ability of commercial customers to finance purchases and operations and could result in an absence of any orders or spending for our planned products as well as create supplier disruptions. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.

We expect to purchase a number of key components and subassemblies from foreign suppliers. Consequently, we are subject to the impact economic conditions can have on such suppliers and subject to fluctuations in foreign currency exchange rates. Increases in our cost of purchasing these items could negatively impact our financial results if we are not able to pass these increased costs on to our customers.

We must develop a customer base in order to grow our business.
While we expect to retain some customers from LRAD Corporation’s prior HSS product business, to grow our business, we must develop relationships with new customers and obtain and fulfill orders from prior and new customers. We cannot guarantee that we will be able to develop a customer base. Further, even if we do retain prior customers and obtain new customers, we cannot guarantee that those customers will purchase sufficient quantities of our new products at prices that will enable us to recover our costs in acquiring those customers and fulfilling those orders. Our ability to sell our products depends on a number of factors, including:

•	our ability to manufacture reliable products that have the features required by our customers;
•	our ability to develop relationships with new customers that will lead to sales of our products;
•	our ability to develop and expand new markets for directed sound products; and
•	our ability to develop international product distribution directly or through strategic partners.

We plan to introduce new products based on new technology. If commercially successful products do not result or are not produced in a timely manner, we may be unprofitable or forced to cease operations.
Our proposed product line is in production planning and has not yet been introduced to market. We may not successfully and timely produce commercially viable sound systems due to the inherent risks of technology development, new product introduction, limitations on financing, manufacturing problems, competition, obsolescence, inability to attract key technical personnel and other factors. We have not produced any revenues from our new product line, and we cannot guarantee revenues in the future. The development and introduction of our product line may take longer than anticipated, and the introduction of our products, if any, could be subject to delays. Customers may not accept our products and may elect to purchase products from competitors. We may experience quality control problems with our products, and we may not be able to resolve any problems in a timely and cost-effective manner. Products employing our technology may not achieve market acceptance. Unanticipated technical obstacles may arise at any time and result in lengthy and costly delays or result in a determination that further exploitation of our technology is not feasible. If we do not successfully exploit our technology, our financial condition, results of operations and business prospects would be adversely affected.

Our products are still under design and have not yet been produced in any production quantity, and we may incur significant and unpredictable warranty costs as these products are produced.
Our planned product line has not yet been produced. Our technology is substantially different from proven, mass-produced sound transducer designs. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally expect to warrant our products to be free from defects in materials and workmanship for a period of up to one year from the date of purchase. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

Our ability to develop, manufacture and market new products will be dependant upon our ability to use the technology that is subject to the license from Syzygy.
We license from Syzygy new patent pending technology that we are using to complement HSS emitters to produce our new product line at a lower expected cost.  The license may terminate if we do not use commercially reasonable efforts to pursue the parametric sound business.  Although we expect to avoid a termination for non-use, if we are unable to retain the benefits of the technology owned by Syzygy, we may be unable to sell our new products and grow our business, which would have a material adverse effect on our business, liquidity, results of operation and financial position.

Conflicts of interest may arise relating to our license with Syzygy and otherwise.
Certain conflicts of interest now exist and will continue to exist between us and our executive officers and directors due to the fact that they have other employment, business and investment interests to which they devote some attention and they are expected to continue to do so. Our executive officers also manage and control Syzygy a licensing company that owns and is licensing to us certain technology for producing parametric sound and certain conflicts could arise in future dealings between Syzygy and us. For example, we may not sublicense without the permission of Syzygy and sublicense royalty rates are subject to future negotiation in good faith. We have not established policies or procedures for the resolution of current or potential conflicts of interest between us and management or management-affiliated entities including Syzygy. There can be no assurance that members of management will resolve all conflicts of interest in our favor. Officers and directors are accountable to our Company as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling our affairs.  Failure by them to conduct our business in our best interests may result in liability to them. While our directors and officers may be excluded from liability for certain actions pursuant to indemnification agreements, there is no assurance that our officers and directors would be excluded from liability or indemnified if they breach their loyalty to our Company.

Our initial planned revenues will be derived from a single product category and two initial products.
If we are successful in producing initial commercial products, we will be dependent on one core product category and two initial products to generate revenues. We cannot assure you that these or other products will achieve consumer acceptance, nor can we provide assurance of the levels of sales they can achieve, if any. The loss of this product category would have a material adverse effect on our business, results of operations, financial condition and liquidity.

We cannot predict our future operating results. Our quarterly and annual results will likely be subject to fluctuations caused by many factors, any of which could result in our failure to achieve our expectations.
We expect our proprietary sound reproduction products and technologies will be the source of substantially all of our future revenues. Revenues, if any, from our proprietary sound reproduction products and technologies are expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of these factors, including those listed below, could cause us to fail to achieve our revenue expectations. These factors include:

•	our ability to develop and supply sound reproduction components to customers, distributors, VARs or OEMs or in the future to license our technologies;
•	market acceptance of, and changes in demand for, our products or our customers’ products;
•	gains or losses of significant customers, distributors or strategic relationships;
•	unpredictable volume and timing of customer orders;
•	the availability, pricing and timeliness of delivery of components for our products;
•	fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;
•	timing of new technological advances, product announcements or introductions by us, by OEMs or licensees and by our competitors;
•	product obsolescence and the management of product transitions and inventory;
•	unpredictable warranty costs associated with our products;
•	installation or order delays by customers, distributors, OEMs or production delays by us or our suppliers;
•	general consumer electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices;
•	general economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling; and
•	general political conditions in this country and in various other parts of the world that could affect spending for the products that we intend to offer.

Some or all of these factors could adversely affect demand for our products or technologies and, therefore, adversely affect our future operating results.

Our expenses may vary from period to period, which could affect quarterly results and our stock price.
If we incur additional expenses in a quarter in which we do not experience increased revenue, our results of operations will be adversely affected and we may incur larger losses than anticipated for that quarter. Factors that could cause our expenses to fluctuate from period to period include:

•	the timing and extent of our research and development efforts;
•	tooling, manufacturing start-up and production working capital costs;
•	investments and costs of maintaining or protecting our intellectual property;

•	the extent of marketing and sales efforts to promote our products and technologies; and
•	the timing of personnel and consultant hiring.

Many potential competitors who have greater resources and experience than we do may develop products and technologies that make ours obsolete.
Technological competition from other and more established electronic and sound system manufacturers is significant and expected to increase. Most of the companies with which we expect to compete have substantially greater capital resources, research and development staffs, marketing and distribution programs and larger facilities than us, and many of them have substantially greater experience in the production and marketing of products. In addition, one or more of our competitors may have developed or may succeed in developing technologies and products that are more effective than ours, rendering our technology and products obsolete or noncompetitive.

Sound reproduction markets are subject to rapid technological change. Our success will depend on our ability to continually develop and introduce new technologies.
Technology and standards in the sound reproduction market evolve rapidly, making timely and cost-effective product innovation essential to success in the marketplace. The introduction of products with improved technologies or features may render our technologies obsolete and unmarketable. If we cannot develop products in a timely manner in response to industry changes, or if our technologies do not perform well, our business and financial condition will be adversely affected. The life cycles of our technologies are difficult to estimate. As a result, our technology, even if successful, may become obsolete before we recoup our investment.

Our competitive position will be seriously damaged if we cannot maintain and obtain patent protection for important differentiating aspects of our products or otherwise protect intellectual property rights in our technology.
We rely on a combination of contracts and trademark, patent and trade secret laws to establish and protect our proprietary rights in our technology. However, we may not be able to prevent misappropriation of our intellectual property, our competitors may be able to independently develop similar technology and the agreements we enter into to protect our proprietary rights may not be enforceable.

Our success, in part, depends on our ability to obtain and enforce intellectual property protection of our technology, particularly our patents. There is no guarantee any patent will issue on any patent application that we have filed or may file. Claims allowed from existing or pending patents may not be of sufficient scope or strength to protect the economic value of our technologies. Further, any patent that we may obtain will expire, and it is possible that it may be challenged, invalidated or circumvented. If we do not secure and maintain patent protection for our technology and products, our competitive position could be significantly harmed. A competitor may independently develop or patent technologies that are substantially equivalent or superior to our technology.

As we expand our product line or develop new uses for our products, these products or uses may be outside the protection provided by our current patent applications and other intellectual property rights. In addition, if we develop new products or enhancements to existing products we cannot assure you that we will be able to obtain patents to protect them. Even if we do receive patents for our existing or new products, these patents may not provide meaningful protection, or may be too costly to enforce protection. In some countries outside of the United States where our products may be sold or licensed, patent protection is not available. Moreover, some countries that do allow registration of patents do not provide meaningful redress for violations of patents. As a result, protecting intellectual property in these countries is difficult and our competitors may successfully sell products in these countries that have functions and features that infringe on our intellectual property.

We may initiate claims or litigation against third parties in the future for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors. These claims could result in costly litigation and divert the efforts of our technical and management personnel. As a result, our operating results could suffer and our financial condition could be harmed.

Our competitive position will be seriously damaged if our products are found to infringe on the intellectual property rights of others.
Other companies and our competitors may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe the intellectual property rights of others. The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, resulting in significant and often protracted and expensive litigation. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results could be adversely affected. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of our resources. An adverse result from intellectual property litigation could force us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;
•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and
•	redesign products or services that incorporate the disputed technology.

If we are forced to take any of the foregoing actions, we could face substantial costs and shipment delays and our business could be seriously harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to indemnify us for all liability that may be imposed.

In addition, it is possible that our customers or end users may seek indemnity from us in the event that our products are found or alleged to infringe the intellectual property rights of others. Any such claim for indemnity could result in substantial expenses to us that could harm our operating results.

Our technology is subject to government regulation, which could lead to unanticipated expense or litigation.
Our sound technology emits ultrasonic vibrations and is regulated by the Food and Drug Administration. In the event of certain unanticipated defects in our products, a customer or we may be required to comply with FDA requirements to remedy the defect and/or notify consumers of the problem. This could lead to unanticipated expense, and possible product liability litigation against a customer or us. Any regulatory impediment to full commercialization of our parametric sound technology, or any of our other technologies, could adversely affect our results of operations.

We may face personal injury and other liability claims that harm our reputation and adversely affect our sales and financial condition.
Since our planned products include ultrasonic emissions along with the acoustic output, customers or others could claim damage to human hearing or human health irrespective if the product is used properly or improperly, such as when the product is used at extreme close ranges for long periods of exposure. A person claiming injury in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, negligent design, dangerous product or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our products. While we plan to obtain product liability insurance, it may be too costly for us or may be unavailable.  If we are able to obtain product liability insurance coverage, it may be insufficient to pay all such claims. We may not have sufficient resources to satisfy any product liability claims not covered by insurance which would materially and adversely affect our financial position. Significant litigation could also result in a diversion of management’s attention and resources and negative publicity.

We expect to rely on outside manufacturers and suppliers to provide a large number of components and sub-assemblies incorporated in our products and may rely on third-party turnkey production in the future.
Our products have a number of components and subassemblies we expect to be produced by outside suppliers. In addition, for certain of these items, we qualify only a single source, which can magnify the risk of shortages and decrease our ability to negotiate with our suppliers on the basis of price. In particular, we depend on one piezo-film supplier to provide expertise and materials used in our proprietary emitters. If shortages occur, or if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased, which would have a material adverse effect on our business, liquidity, results of operation and financial position.

We plan to have sub-assemblies produced by third-party manufacturers and may contract for complete production on a turnkey basis. We have no manufacturer relationship contracted at this time. We may not be able to obtain acceptable manufacturing sources on a timely basis. In addition, from time to time we may change manufacturers. Any new manufacturer engaged by us may not perform as expected. An extended interruption in the supply of our products could result in a substantial loss of sales. In addition, any actual or perceived degradation of product quality as a result of our reliance on third-party manufacturers may have an adverse effect on sales or result in increased warranty costs, product returns and buybacks. Failure to maintain quality manufacturing could reduce future revenues, adversely affecting financial condition and results of operations.

Current environmental laws, or laws enacted in the future, may harm our business.
Our operations are subject to environmental regulation in areas in which we conduct business. Our product design and procurement operations must comply with new and future requirements relating to the materials composition of our products, including restrictions on lead, cadmium and other substances. We do not expect that the impact of these environmental laws and other similar legislation adopted in the U.S. and other countries will have a substantial unfavorable impact on our business. However, the costs and timing of costs under environmental laws are difficult to predict.

Errors or defects contained in our products, failure to comply with applicable safety standards or a product recall could result in delayed shipments or rejection of our products or damage to our reputation and expose us to regulatory or other legal action.
Any defects or errors in the operation of our products may result in delays in their introduction. In addition, errors or defects may be uncovered after commercial shipments have begun, which could result in the rejection of our products by our customers, damage to our reputation, lost sales, diverted development resources, increased customer service and support costs and warranty claims, any of which could harm our business. Third parties could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. We may also be unable to obtain adequate liability insurance in the future. Because we are a small company, a product recall would be particularly harmful to us. We have limited financial and administrative resources to effectively manage a product recall, and it would detract management’s attention from implementing our core business strategies. A significant product defect or product recall could materially and adversely affect our brand image, causing a decline in our sales, and could reduce or deplete our financial resources.

Inadequate internal controls and accounting practices could lead to errors, which could negatively impact our business, financial condition, results of operations and cash flows.
We need to establish internal controls and management oversight systems. Our small size and limited personnel and consulting resources will make doing so more challenging than for more established entities. We may not be able to prevent or detect misstatements in our reported financial statements due to system errors, the potential for human error, unauthorized actions of employees or contractors, inadequacy of controls, temporary lapses in controls due to shortfalls in transition planning and oversight resource contracts and other factors. In addition, due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial results as required under SEC rules, which could increase our operating costs or impair our ability to operate our business. Controls may also become inadequate due to changes in circumstances. It will be necessary to replace, upgrade or modify our internal information systems from time to time. If we are unable to implement these changes in a timely and cost-effective manner, our ability to capture and process financial transactions and support our customers as required may be materially adversely impacted, which could harm our business, financial condition, results of operations and cash flows.

Loss of our key management and other personnel could impact our business.
Our business is substantially dependent on our chief executive officer, Elwood G. Norris, and other key personnel. The loss of Mr. Norris or any of these key personnel could materially adversely affect our business, financial condition, results of operations and cash flows. In addition, competition for skilled and non-skilled employees among companies like ours is intense, and the loss of skilled or non-skilled employees or an inability to attract, retain and motivate additional skilled and non-skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully, develop new products, attract customers and meet customer shipments.

Risk Factors Relating to Our Common Stock

There can be no assurance that an active trading market for shares of our common stock will continue.
The public trading market for shares of our common stock has only recently commenced. We cannot predict the extent to which investor interest in our company will sustain an active trading market in our common stock or how liquid such a market might be in the future. It is possible that an active trading market will not continue and there can be no assurance as to the price at which our common stock will trade. We are not the subject of research analyst coverage. The absence of research analyst coverage can adversely affect the market value and liquidity of an equity security.

We cannot predict the price range or volatility of our common stock and sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock.
From time to time, the market price and volume of shares traded of companies in the industries in which we operate experience periods of significant volatility. Company-specific issues and developments generally affecting our industries or the economy may cause this volatility. The market price of our common stock may fluctuate in response to a number of events and factors, including:

•	general economic, market and political conditions;
•	quarterly variations in results of operations or results of operations that are below public market analyst and investor expectations;
•	changes in financial estimates and recommendations by securities analysts;
•	operating and market price performance of other companies that investors may deem comparable;
•	press releases or publicity relating to us or our competitors or relating to trends in our markets; and
•	sales of common stock or other securities by insiders.

In addition, broad market and industry fluctuations, investor perception and the depth and liquidity of the market for our common stock may adversely affect the trading price of our common stock, regardless of actual operating performance.

Sales or distributions of a substantial number of shares of our common stock in the public market or otherwise, or the perception that such sales could occur, could adversely affect the market price of our common stock. All of the shares of our common stock, other than the shares held by executive officers and directors, are eligible for resale in the public market. Substantial selling of our common stock could adversely affect the market price of our common stock.

Penny Stock Regulations Affect Our Stock Price, Which May Make It More Difficult For Investors To Sell Their Stock.
Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC.  Penny stocks generally are equity securities with a price per share of less than $5.00, subject to certain exceptions. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Our securities are subject to the penny stock rules, and investors may find it more difficult to sell their securities.

We may issue additional common stock in the future. The issuance of additional common stock may reduce the value of your common stock.
We may issue additional shares of common stock without further action by our stockholders. Moreover, the economic and voting interests of each stockholder will be diluted as a result of such issuances. Although the number of shares of common stock that stockholders presently own will not decrease, such shares will represent a smaller percentage of the total shares that will be outstanding after the issuance of additional shares.  The issuance of additional shares of common stock may cause the market price of our common stock to decline.

Sales of common stock issuable on the exercise of any existing or future options or warrants may lower the price of our common stock.
We have a stock option plan authorizing the grant of options to purchase up to 3,000,000 shares of our common stock to our employees, directors and consultants. We have warrants on up to 1,400,000 common shares outstanding as part of our debt financing and may issue common stock purchase warrants or other securities convertible into common stock in the future. The issuance of shares of common stock issuable upon the exercise or conversion of convertible securities, options or warrants could cause substantial dilution to existing holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from the issuance of these shares could negatively affect the terms on which we are able to obtain equity financing.

We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of your common stock.
We are authorized to issue up to 1,000,000 shares of preferred stock in one or more series. Our Board of Directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. Preferred stock terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

The payment of dividends will be at the discretion of our Board of Directors.
The declaration and amount of future dividends, if any, will be determined by our Board of Directors and will depend on our financial condition, earnings, capital requirements, financial covenants, regulatory constraints, industry practice and other factors our Board deems relevant.

Our inability to comply with internal control requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 could have a negative impact on our stock price.
As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on internal controls over financial reporting in their annual reports on Form 10-K. If we are unable to conclude that we have effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors may lose confidence in the reliability of our financial statements that could result in a decrease in the value of our securities. We have not yet begun a formal process to establish or evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with our currently limited personnel and financial resources, substantial uncertainty exists regarding our ability to comply with these requirements within the prescribed time frame.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our executive offices, sales, research and development and production facility are located at 1941 Ramrod Avenue, Suite #100, Henderson, Nevada. This lease expires June 30, 2011 and although we believe we can renew the lease for additional periods there is no assurance thereof. We presently occupy approximately 4,300 square feet and our monthly rent payments are approximately $4,000. We sublease approximately 30% of this space under an oral arrangement at $2,000 per month. We are currently in the process of moving certain equipment and inventory acquired upon the spin-off to this facility and believe this space is adequate for our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings as of the date of this report. However, we may at times in the future become involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our financial statements for pending litigation. Litigation is expensive and is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact our operating results or financial condition. Additionally, any litigation to which we may become subject could also require significant involvement of our senior management and may divert management’s attention from our business and operations.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock, $0.001 par value, is quoted on OTC Bulletin Board (OTCBB) under the symbol “PAMT.”

There was no public market or trading prices for the Company’s common stock during the year ended September 30, 2010. Quotations on the OTCBB commenced on October 4, 2010 and the first trading of our common stock occurred on October 5, 2010.

Holders
We had 15,306,064 shares issued and outstanding by 1,018 holders of record of our common stock at November 30, 2010. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividends
We have never paid a cash dividend on our common stock or preferred stock and do not expect to pay dividends in the foreseeable future.

Equity Compensation Plan Information
The following table sets forth information as of September 30, 2010, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	$ -	-0-
Equity compensation plans not approved by security holders (1)	3,000,000	-	3,000,000
Total	3,000,000	$ -	3,000,000

(1) On September 27, 2010 we adopted the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan authorizes the granting of options to purchase up to 3,000,000 shares of our common stock to directors, officers, employees and consultants.  There were no options outstanding under the 2010 Plan at September 30, 2010. Subsequent to September 30, 2010 we granted options on 1,555,000 shares of common stock vesting quarterly over two years, subject to the terms of the 2010 Plan.

Recent Sales of Unregistered Securities
No securities were sold within the past two years that were not registered under the Securities Act and not previously reported.

Issuer Purchases of Equity Securities
None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Annual Report on Form 10-K. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors”.

We are a sound technology company focused on delivering directed parametric sound solutions to customers primarily in digital signage, point-of-purchase, in-store networks and related markets that benefit from sound that can be focused and controlled in specified locations. We are currently preparing a new product line and do not expect to report revenues until production quantities are available for sale to customers. There can be no assurance regarding the timing or amount of future revenues from this product line, if any.

Organization
In April 2010, the board of directors of LRAD Corporation approved a plan to separate its HyperSonic Sound (“HSS”) product line into a new independent, stand-alone company. In a special meeting of stockholders held June 2, 2010, the proposal to separate the HSS business was approved, and on June 2, 2010, LRAD created a new wholly owned subsidiary, Parametric Sound Corporation ("we", "us", "our", "Parametric Sound" or the "Company"),into which the HSS business and substantially all of the assets of the business and associated intellectual property rights were contributed.

The spin-off and distribution of 100% of our common stock to the stockholders of LRAD Corporation occurred on September 27, 2010, at a ratio of one share of our common stock for each two shares of LRAD Corporation’s common stock held by each such holder as of the record date of September 10, 2010. LRAD Corporation no longer has any ownership or other form of interest in our Company. In connection with the separation, we entered into a separation agreement and a tax sharing agreement with LRAD Corporation.

Basis of Accounting
Our balance sheet as of September 30, 2010 and notes related thereto, reflect the opening balances of Parametric Sound as an independent company on September 27, 2010 adjusted for separate company activity through September 30, 2010 including certain start-up, spin-off and technology costs incurred on our behalf prior to the spin-off.  All other amounts reflected in the financial statements include the assets, liabilities and results of operations of the component of LRAD Corporation that constituted the HSS business that was separated. Our financial statements were prepared using LRAD Corporation’s historical costs basis of assets and liabilities of the various activities that reflect the results of operations, financial condition and cash flows of Parametric Sound as a component of LRAD Corporation through September 27, 2010. Historically, the HSS business in LRAD Corporation operated as a product line and not a separate segment and not as an independent stand-alone business. For purposes of preparing our financial statements we were allocated certain expenses from LRAD Corporation but were not allocated the underlying productive assets, such as, certain information systems equipment not assigned to us but for which we benefited. Such expenses are reflected in our statements of operations as expense allocations from LRAD Corporation.For each of the periods presented through September 27, 2010, Parametric Sound was fully integrated with LRAD Corporation, including product development, production, sales and distribution, accounting, finance, treasury, payroll, legal services and investor relations.

The accompanying financial statements include all revenues and cost of revenues directly attributable to the HSS business through September 27, 2010. However, in circumstances where costs were shared, management used certain estimates to allocate expenses incurred by LRAD Corporation on behalf of the business included in the financial statements. Our financial statements include allocated operating expenses of $338,707 and $954,769 for the years ended September 30, 2010 and 2009. Management believes that the assumptions and methods of allocation used underlying the financial statements are reasonable in all material respects. However, the costs as allocated to us are not necessarily indicative of the costs that would have been incurred if we had operated as a stand-alone entity. Therefore the financial statements included herein may not necessarily be indicative of the financial position, results of operations, changes in stockholders’ equity and cash flows to be expected in the future or what they would have been had we been a separate stand-alone entity during the entire periods presented.

Going Concern
Our financial statements have been prepared on a going concern basis contemplating the realization of assets and the satisfaction of liabilities in the normal course of business. We had net losses of $923,197 and $986,426 for the years ended September 30, 2010 and 2009, respectively and our Company had no sources of financing except that obtained from $700,000 of short-term debt financing funded at the separation. At separation, LRAD Corporation retained all cash and accounts receivable. We do not plan to continue to sell the product models previously sold by LRAD Corporation and plan to introduce a new product line currently under development. Accordingly historical revenues and expenses are no indication of future revenues or expenses and there can be no assurance that we will be successful in introducing a new product line or that it will achieve any market success. We will be reliant on existing or additional debt or equity financing to sustain operations until profitability can be achieved. These factors raise substantial doubt about our ability to continue as a going concern. There is no assurance that we will be successful in generating or raising sufficient funds to sustain its operations for twelve months or beyond.

Our continuation as a going concern is dependent on our ability to develop revenues and to obtain financing from outside sources. Should we be unable to obtain required financing, we may have to cease or curtail operations, which may have a material adverse effect on our financial position and results of operations. The accompanying financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Challenges, Opportunities, and Uncertainties
Prior to the September 27, 2010, our business was operated as a part of LRAD Corporation’s sound products business. We must now incur the burden and incremental expenses associated with being an independent, stand-alone public company without any ongoing support or services from LRAD Corporation. Accordingly, we must develop business functions including research and development, production, marketing, sales, distribution, service and administration. Until we generate revenues and margins or obtain additional financing, we have limited personnel to accomplish these functions. Given our limited personnel, there is risk and uncertainty whether we can timely accomplish required functional activities and achieve important milestones, including introducing new products and obtaining orders from existing and new customers.

Although over 11,000 HSS systems, mostly the H450 product model, have been sold since 2004, we expect future revenues to be from new products not yet in production. If we do not timely produce successful products, future revenues could be delayed. We are unable to predict the market acceptance of our new products or the level of future sales, if any. However, due to our new technology and reduced component costs, we expect to offer improved HSS systems at more competitive prices than the H450, and we believe this creates new opportunities for directed sound. We believe there are opportunities to grow the HSS business for use in growing markets for digital signage, point-of-purchase, in-store networks and related markets and applications. However, we have only recently commenced marketing our new products and have no orders or customers for our products.

Since we received no cash, receivables or other working capital from LRAD Corporation in connection with the spin-off, we are reliant on our debt financing for working capital. We may need additional capital to finish development and marketing of our new product line and to produce product for sale to customers. Obtaining any required additional financing in the future could be a significant management challenge and failure to secure necessary financing would have a material adverse affect on our company. Our ability to continue as a going concern is dependent upon achieving a profitable level of operations and until then obtaining additional financing.

Given our limited personnel and financial resources we face significant challenges in establishing, operating and growing our new business. The continued global economic downturn could increase the challenges in operating our business. We expect we will need to continue to innovate new applications for our sound technology, develop new products to meet diverse customer requirements and identify and develop new markets for our products.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States, which we refer to as U.S. GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to share-based compensation, bad debts, impairments, warranty liabilities and contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Some of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, reserves for uncollectible accounts receivable, warranty liabilities, impairments, contingencies and share-based compensation. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Balances and Expenses Assignment and Allocations
The accompanying financial statements include revenues and cost of revenues directly attributable to the HSS product business prior to the spin-off. In circumstances where costs were shared, management used estimates to allocate expenses incurred by LRAD Corporation on behalf of the business included in our financial statements. The most significant expenses are as follows:

•
Direct costs of HSS product development, sales and administrative personnel are included along with associated share-based compensation and allocated employee benefits on a specific identification basis.

•	HSS patent amortization costs are included in research and development costs.
•	HSS patent impairment costs are stated separately.
•
Certain shared administrative salaries and costs including accounting, payroll, human resources, information technology and other services along with legal, auditing and other administrative costs were allocated based on estimates of the proportionate cost incurred by LRAD Corporation related to the Parametric Sound business.

•	Other costs including facility and occupancy costs were allocated proportionately based on revenues.

Management believes that the assumptions and methods of allocation used in our financial statements are reasonable. However, the costs as allocated to us are not necessarily indicative of the costs we would have incurred if we had operated as a stand-alone entity nor indicative of costs we may incur in future periods.

Revenue Recognition and Product Costs
Product revenues reflect amounts received from customers from the sale of HSS products. Product sales to customers, including resellers, are recognized in the periods that products are shipped to customers (FOB shipping point) or received by customers (FOB destination), when the fee is fixed or determinable, when collection of resulting receivables is probable and there are no remaining obligations on our part. Our customers do not have the right to return product unless the product is found to be defective. Product costs include direct manufacturing costs and allocated overhead that require estimates to allocate various costs to product results.

We anticipate no significant changes to our revenue recognition policies as a result of the planned introduction of the new product line.

Impairments
Our inventory is comprised of raw materials, assemblies and finished products. We must periodically make judgments and estimates regarding the future utility and carrying value of our inventory. The carrying value of our inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from our inventory is less than its carrying value.

Intangible assets consist of patents that are amortized over their estimated useful lives. We must make judgments and estimates regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.

We incurred $21,087 of inventory impairment and $263,020 of patent and trademark impairment as a result of the book value of inventory, patents and trademarks received at distribution that we do not believe have utility in our future operations and our new product line.

Share-based Compensation
We account for share-based compensation in accordance with the provisions of Accounting Standards Codification (ASC) 718, “Compensation—Stock Compensation” requiring the measurement and recognition of compensation expense for all share-based payment awards made to employees based on estimated fair values. ASC 718 requires the use of subjective assumptions, including expected stock price volatility, forfeitures and the estimated term of each award. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

Deferred Tax Asset
We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our statement of operations. We evaluate quarterly the realizability of the deferred tax assets and assess the need for a valuation allowance. Utilizing the net operating loss carry forwards in future years could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership or control.

Warranty Liabilities
We establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. This reserve requires us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs, and anticipated rates of warranty claims. If actual results differ significantly from our estimates, cost of sales and our results of operations could be materially impacted.

We had no warranty obligation at September 30, 2010 as prior warranty costs are the obligation of LRAD Corporation and sales of the new product line have not yet commenced.

Revenues, Product Costs and Operating Expenses
During the periods presented, our revenues and related product costs were for the prior HSS H450 product produced and sold by LRAD Corporation. LRAD Corporation will finish certain H450 business that was in process at the separation date, including the fulfillment of any orders received prior to the separation, unsolicited orders received from current customers through December 31, 2010, and any future orders received from Cardinal Health, Inc. through the completion of a current project, and we will not recognize any revenues or costs or liabilities for such sales. Although we own the rights and could produce and sell H450 product in the future, we have no current plans to do so. Our future revenues and costs are expected to be from our new product line. Although we expect former customers of LRAD Corporation’s HSS business to be among our future customers, there can be no assurance that they will. Due to the anticipated changes in our product line, past sales and historical margins are not indicative of future results.  We have not yet begun to market our products and, accordingly, cannot predict the degree of product acceptance by existing or new customers or the level of future product revenues and costs, if any.

Our operating expenses have historically included (a) selling, general and administrative expenses and (b) research and development expenses. Research and development expenses comprise the costs incurred in performing research and development activities on our behalf, including salaries and benefits, facilities expenses, depreciation, overhead expenses, patent amortization, contract services and other outside expenses. As described above, our past expenses required allocations of costs because we were not accounted for as a separate unit of LRAD Corporation. The current cost structure, after the spin-off, is significantly different than historical costs. We expect our selling, general and administrative expenses to be lower than in the past due to fewer personnel and our smaller size as a start-up company.  The actual level of future selling, general and administrative expenses will be dependent on staffing levels, elections regarding the use of outside resources, public company and regulatory costs, the impact of noncash stock-based compensation costs and other factors, some outside our control.

The scope and magnitude of our future research and development expenses are difficult to predict at this time given the changes being made to the product line and other management and organizational changes resulting from the spin-off. Amounts required for product development costs including tooling, testing and start-up production are difficult to estimate at this time but could be substantial. Again, historical expenditures are not indicative of future expenditures.

While we expect our initial cash operating costs, excluding non-recurring product development expenditures, to be approximately $20,000 per month, these costs could increase rapidly as we introduce our products and expand our production, distribution, service and administrative functions in future months.  We may also incur future financing costs and substantial noncash share-based compensation costs depending on future option grants that are impacted by stock prices and other valuation factors.

Results of Operations
The following is a discussion of the results of our operations for the years ended September 30, 2010 and 2009.

Comparison of Results of Operations for the Years Ended September 30, 2010 and 2009

Revenues
Revenues of $607,037 for the year ended September 30, 2010 were comparable to the $607,106 reported for the year ended September 30, 2009.  One program with Cardinal Health, Inc. for a kiosk application for in-store pharmacies, contributed 34% of fiscal 2010 revenues or $208,210 for the year ended September 30, 2010. This program produced revenues of $161,400 during the prior year. Future revenues for this Cardinal Health, Inc. program will continue to be fulfilled by LRAD Corporation and there can be no assurance of any future new programs that could employ our new products.

Gross Profit (Loss)
Gross profit for the year ended September 30, 2010 was $101,461, compared to a gross loss of $31,657 for the year ended September 30, 2009.  The improved margin resulted primarily from lower production costs due to recovery through usage of parts that had inventory obsolescence and excess parts allowances recorded in prior years. Past margins are not indicative of future margins that may result from the new product line with different selling prices and a different cost and manufacturing structure.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended September 30, 2009 decreased by $393,114 to $446,857, from $839,971 during the year ended September 30, 2009. The decrease in expenses is primarily due to $137,570 of lower salaries and benefits and $440,365 of lower non-cash share based compensation expense due to stock options becoming fully vested and lower staffing. We incurred $233,956 of mostly non-recurring spin-off and start-up legal, accounting and related costs associated with our separation from LRAD Corporation. A total of $160,580 of these costs were sponsored by Syzygy, were assumed by us at the spin-off date and subsequently reimbursed.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the years ended September 30, 2010 and 2009 of $4,299 and $444,664, respectively.

Research and Development Expenses and Patent and Inventory Impairment Expense
Research and development expenses for the year ended September 30, 2010 increased by $160,914 to $229,400 compared to the year ended September 30, 2009. LRAD Corporation did not have any development staff for the HSS product line during the prior two years. Research and development expenses during fiscal 2010 included $71,762 of patent amortization expenses and $178,725 of research and development expenses associated with the new product line. A total of $76,607 of these costs were sponsored by Syzygy and were assumed at the spin-off date and subsequently reimbursed. Research and development expenses during fiscal 2009 consisted entirely of $68,486 of patent amortization expenses.

We incurred no non-cash share-based compensation expenses in research and development in either year.

Patent and inventory impairment expenses consist of amounts expensed for patents no longer necessary to support the Company’s business strategy and an inventory impairment charge for parts not expected to be used in future production. During fiscal 2009 patent impairment expenses were $46,312. During fiscal 2010 through the spin-off date a total of $62,798 was expensed for impaired patents and at September 30, 2010 we expensed an additional $263,020 related to patents that we determined are no longer applicable to the new product line either directly or as defensive blocking patents. We also expensed $21,087 as an inventory impairment charge.

Net Loss
Our net loss for the years ended September 30, 2010 and 2009 was $923,197 and $986,426, respectively. The current year loss included increased research and development and patent impairment expenses offset by reduced selling, general and administrative costs.

Liquidity and Capital Resources

Overview
Historically, our sole source of liquidity was funding from LRAD Corporation. In connection with the spin-off, we obtained $450,000 of proceeds from our debt financing and expect to generate future revenues from the sale of products after introduction of our new product line.

Capital Requirements
At the separation date, LRAD Corporation contributed substantially all of its HSS business assets to us, which consisted primarily of patents; inventory, which was previously nearly fully reserved for in LRAD Corporation's financial statements; and fully depreciated fixed assets. We received no accounts receivable or any cash from LRAD Corporation. Accordingly, our liquidity resulted from our $700,000 of debt financing consisting of $450,000 of cash and $250,000 of Company costs sponsored by Syzygy and converted into the debt financing. In the future, we expect to use certain fully reserved inventory with no stated book value in future production thus reducing our initial cash production costs.

We have limited cash for working capital and may require additional financing. We expect we will require a minimum of $100,000 in additional capital to maintain planned operations for the next twelve months. We believe some of these resources may be obtained from selling our new product line to existing and new HSS business customers. There is no assurance we can obtain any required additional debt financing on the terms of the current financing or other terms or that any future debt or equity financing will be available to us. Failure to secure additional financing or to quickly produce and sell our new products could have a material adverse effect on our operations and force us to curtail our planned activities.

We anticipate that our current cash operating costs approximate $20,000 per month plus amounts to be expended on product development and production start-up but demands for operating and working capital funds could grow rapidly based on decisions regarding staffing, development, production, marketing and other functions and based on factors outside our control.

We currently have no other commitments requiring liquidity. However within twelve months, should we not generate sufficient funds from operations or arrange other financing to retire our $700,000 of subordinated notes due September 28, 2011, then we will be required to renegotiate or refinance such debt and there is no assurance we can do so on acceptable terms. Failure to timely obtain any required additional financing in the future will have a material adverse affect on our company. Our ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and until then obtaining additional financing.

Our future capital requirements, cash flows and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:
•	the timing of the availability of our new product line for sale to customers;
•	the timing and extent of any market acceptance of our products;
•	the costs, timing and outcome of planned production and required customer and regulatory compliance of our new products;
•	the costs of preparing, filing and prosecuting our patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;
•	the costs and timing of additional product development;
•	the costs, timing and outcome of any future warranty claims or litigation against us associated with any of our products; and
•	the timing and costs associated with any new financing.

Cash Flows

Operating Activities
During the year ended September 30, 2010 cash provided by operating activities was $257,607. This amount mostly accrued to LRAD Corporation that held and managed all cash until the September 27, 2010 separation. The net loss of $923,197 was reduced by non-cash expenses of $738,668 including patent impairment expenses of $325,818 and startup costs paid by a promissory note of $250,000. Cash provided by operating activities was also increased as a result of a reduction in inventories of $338,070 and an increase of accounts payable of $143,008. Amounts using operating cash included a $47,282 reduction in accrued liabilities and a $18,028 increase in prepaid expenses and other.

For the prior year ended September 30, 2009 cash provided by operating activities, all accruing to LRAD Corporation, was $157,043 and resulted primarily from the net loss of $986,426 reduced by non-cash expenses of $624,929, including share-based compensation of $447,893, and from a $463,256 decrease in inventories.

Investing Activities
We used cash of $19,661 and $30,857 during the years ended September 30, 2010 and 2009, respectively, for investments in patents and $8,322 in the year ended September 30, 2010 for equipment purchases. We have no commitments for future equipment or capital expenditures.

Financing Activities
Prior to September 27, 2010 all cash and investments were held and managed by LRAD Corporation. Accordingly, cash used to pay our expenses or cash collected from customers by LRAD Corporation on our behalf were recorded as an increase or decrease in the LRAD Corporation net investment. Thus, our financing activities primarily represented the operating expenses funded or amounts repaid to LRAD Corporation. Financing activities used cash of $237,473 and $126,456 during the years ended September 30, 2010 and 2009, respectively, effectively amounts withdrawn or repaid to LRAD Corporation. We obtained no cash or working capital at the separation date. On September 28, 2010 the Company obtained $450,000 of cash from the sale of 8% subordinated notes.

Contractual Obligations
We have no material contractual obligations. We will be obligated to pay to Syzygy up to a 5% royalty on future product sales for use of their patent pending technology and trade secrets included in the new product line.

Effects of Inflation
We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended September 30, 2010, or subsequently thereto, that we believe are of potential significance to our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item begin on page F-1 with the index to financial statements followed by the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

ITEM 9A. CONTROLS & PROCEDURES

Disclosure Controls and Procedures.
Disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e)) of the Securities Exchange Act of 1934, as amended (the ÒExchange ActÓ) are designed to ensure that (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

At the conclusion of the period ended September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (our PEO) and our Chief Financial Officer (our PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective at the reasonable assurance level due to the existence of known material weaknesses in our internal control over financial reporting as summarized in the following paragraph.

Our current management and director team took control of our operations on September 27, 2010. As of September 30, 2010 we had no other employees other than our two executive officers and we had two directors only one of which was independent. At September 30, 2010 we had no audit committee and have yet to form an independent audit committee. As a result we lacked independent oversight by an audit committee of independent members of the Board of Directors. Also our Chief Financial Officer was responsible for initiating transactions, had custody of assets, recorded and reconciled transactions and prepared our year end financial reports without the sufficient segregation of conflicting duties normally required for effective internal control. We believe the lack of independent oversight and lack of segregation of duties are material weaknesses in our internal controls at September 30, 2010 affecting management’s ability to conclude that our disclosure controls and procedures were effective at the reasonable assurance level.

At the end of fiscal 2011 we will be required to include a report of management's assessment regarding internal control over financial reporting in our Annual Report on Form 10-K. While we plan to form an independent audit committee during fiscal 2011 and add additional personnel, there is no assurance we can remediate these control deficiencies in a timely manner.

Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as such a report is not required pursuant to certain legislation enacted in July 2010.

Prior to the spin-off our Company’s internal controls over financial reporting were part of LRAD Corporation’s activities and our current management and director team only took control on September 27, 2010. This management change resulted in significant changes in our operations and materially affected our Company’s internal controls over financial reporting during the quarter ended September 30, 2010.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information concerning our executive officers and directors at November 30, 2010:

Name	Age	Position(s)
Elwood G. Norris	72	Director, President and Chief Executive Officer
Daniel Hunter	60	Director
James A. Barnes	56	Chief Financial Officer, Secretary and Treasurer

There are no arrangements or understandings between our company and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee.

Elwood G. Norris was appointed as Chairman of the Board of directors and Chief Executive Officer following our incorporation on June 2, 2010. At the spin-off on September 27, 2010 he was also appointed as President and the Chairman designation was eliminated. He was a director of LRAD Corporation from August 1980 to June 2010. He served as Chairman of LRAD Corporation’s Board of Directors, an executive position, in which he served in a technical advisory role and acted as a product spokesman from September 2000 to April 2009. From 1988 to November 1999, he was a director and Chairman of e.Digital Corporation, a public company engaged in electronic product development, licensing and sales. During that period, he also held various other executive officer positions at e.Digital. From August 1989 to October 1999, he served as director and held various executive officer positions with Patriot Scientific Corporation, a public company engaged in intellectual property licensing. Since 2000, he has been a director of AirScooter Corporation, a non-reporting public company. He is an inventor of more than 50 U.S. patents, primarily in the fields of electrical and acoustical engineering, and is a frequent speaker on innovation to corporations and government organizations. He was the inventor of the HyperSonic Sound (HSS) technology.  Mr. Norris is one of the owners of Syzygy, but has no employment or management relationship with Syzygy.  Mr. Norris expends, and expects following the spin-off to expend, minimal time on Syzygy matters.

Daniel Hunter, was appointed a director at the spin-off on September 27, 2010. He was a director of LRAD Corporation from May 2001 to March 2010. Mr. Hunter has been a licensed certified public accountant for the past 34 years. He obtained his accounting degree from the University of Utah in 1973. For the past 29 years, Mr. Hunter has operated his own law offices specializing in business and tax law. He obtained his J.D. from the University of Seattle in 1978.

James A. Barnes was appointed Chief Financial Officer, Treasurer and Secretary at the spin-off on September 27, 2010. He was considered a promoter since January 2010, as he was active with Mr. Norris in initiating the spin-off transaction and our organization. He has been President of Sunrise Capital, Inc., a private venture capital and consulting firm since 1984. He participated in the recapitalization of LRAD Corporation and the founding of e.Digital Corporation, Patriot Scientific Corporation and other technology companies. Since 1999, he has been Manager of Syzygy Licensing LLC, a private technology invention and licensing company owned with Mr. Norris. Since 2000, he has also been a director and Secretary of AirScooter Corporation a non-reporting public company. He previously practiced as a certified public accountant and management consultant with Ernst & Ernst (1976-1977), Touche Ross & Co. (1977-1980) and as a principal in J. McDonald & Co. Ltd., Phoenix, Arizona (1980-1984). He graduated from the University of Nebraska with a B.A. Degree in Business Administration in 1976 and is a certified public accountant. Mr. Barnes is currently devoting approximately 30 hours per week to Parametric Sound.

Key Personnel
On October 1, 2010 we entered into an employment relationship with David Pratt as Director of Sales. Since August 2003, Mr. Pratt was Director of Business Development responsible for HSS business and sales development at LRAD Corporation. He has developed contacts and relationships with top audio/video distributors and resellers and nurtured relationships with media companies, advertisers and brand managers, retailers and network service providers throughout the digital signage industry.

Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics Policy applicable to all our employees, including our directors and executive officers. We will provide any person, without charge, a copy of our Code of Business Conduct and Ethics Policy upon written request to our CFO, Parametic Sound Corporation, 1941 Ramrod Avenue, Suite 100, Henderson, Nevada 89014. We also post on our website a copy of or Code of Conduct Policy at www.parametricsound.com.

Stockholder Recommendations for Director Nominations
We have no nominating committee of the Board of Directors and no formal procedure for director nominations. Accordingly, there has been no change in the procedures by which security holders may recommend nominees to our board of directors since our formation.

Committees of the Board of Directors
We currently have no board committees. We plan to add at least one additional Board member during our current fiscal year and then we expect our Board of Directors will establish an Audit Committee and a Compensation Committee to assist it with its responsibilities. We expect all members of the Audit and Compensation Committees will meet the criteria for independence as established under the Sarbanes-Oxley Act of 2002. The Board expects to establish written charters for each of the Committees when formed, which will be available on our web site located at www.parametricsound.com.

Section 16(a) Beneficial Ownership Reporting Compliance
Prior to the effectiveness of our Form 10 Registration Statement, our directors, executive officers and persons beneficially holding more than 10% of our common stock were not subject to the reporting requirements of section 16 of the Exchange Act. Subsequently through September 30, 2010 we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the Securities and Exchange Commission. These statements are based solely on a review of the copies of such reports furnished to the Company by its officers, directors and security holders and a representation that such reports accurately reflect all reportable transactions as holdings.

Conflicts of Interest and Indemnification

Our directors and executive officers are not obligated to commit their full time and attention to our business and, accordingly, certain conflicts of interest now exist and will continue to exist between our company and our executive officers and directors due to the fact that they have other employment or business interests to which they devote some attention and they are expected to continue to do so. Our executive officers also manage and control Syzygy a licensing company that owns and is licensing to us certain technology for producing parametric sound and certain conflicts could arise in our future dealings with Syzygy. We have not established policies or procedures for the resolution of current or potential conflicts of interest between our company and its management or management-affiliated entities.  There can be no assurance that members of management will resolve all conflicts of interest in our favor.  The officers and directors are accountable to our company as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling our company’s affairs.  Failure by them to conduct our company’s business in its best interests may result in liability to them.

Our executive officers and directors are indemnified as to personal liability as provided by the Nevada Revised Statutes, the Company’s articles of incorporation and bylaws and by indemnification agreements with the Company. These arrangements provide, among other things, that we will indemnify each person, under certain circumstances, for defense expenses, damages, judgments, fines and settlements incurred by the person in connection with actions or proceedings to which he or she may be a party as a result of his or her position as a member of our Board or as an executive officer, and otherwise to the full extent permitted under our bylaws and state law.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of our Named Executive Officers
We have identified Elwood G. Norris and James A. Barnes as our named executive officers. Our named executive officers for 2011 could change, as we may hire or appoint new executive officers.

Summary Compensation Table
The following table sets forth certain summary information with respect to the total compensation paid to the named executive officers during our fiscal year ended September 30, 2010:

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Elwood G. Norris, President and CEO (PEO)	2010	$-	$25,000	$-	$-	$-	$-	$25,000
James A Barnes, CFO, Treasurer and Secretary (PFO)	2010	$-	$25,000	$-	$-	$-	$-	$25,000

(1)	represents amounts paid for services provided prior to the spin-off. These amounts were accrued and paid in October 2010.

We do not have any annuity, retirement, pension or deferred compensation plan or other arrangements for our executive officers or any employees. In November 2010 we agreed commencing October 2010 to accrue monthly payments to Mr. Norris of $10,000 and Mr. Barnes of $7,500 (payable to Sunrise Capital, Inc., wholly-owned by him) for their services as executive officers. Mr. Barnes devotes part-time services to us currently approximately 30 hours per week. These amounts will accrue, without interest, until the board of directors determines sufficient funds are available to pay such amounts as accrued.

Outstanding Equity Awards at Fiscal Year-End
There were no outstanding equity awards for any of our named executive officers or any other person at September 30, 2010. Subsequent to September 30, 2010 we granted five year options on 1,555,000 shares of common stock vesting quarterly over two years, subject to the terms of the 2010 Plan. Mr. Norris was granted options on 750,000 of these shares exercisable at $0.33 per share and Mr. Barnes was granted options on 650,000 of these shares exercisable at $0.30 per share. These options vest over two years.

Other Payments
An entity controlled by Mr. Norris and Mr. Barnes is entitled to receive a royalty as described in “Business—License” in consideration of technology licensed. Any future payments are not considered executive compensation.

Potential Payments Upon Termination, Death, Disability, or Retirement
We have no executive employee contracts at this time. Every officer and employee is an at will employee. The royalties to Syzygy, controlled by Mr. Norris and Mr. Barnes, are unrelated to employment or their roles as executive officers and will continue upon any termination, death, disability or retirement.

Director Compensation
No director compensation was paid during the fiscal year ended September 30, 2010. We compensate our non-employee directors with a quarterly cash retainer and equity awards in the form of stock option grants from time to time. In November 2010 we set the quarterly cash retainer for fiscal 2011 at $3,000 per fiscal quarter. In October 2010 our sole independent non-employee director, Daniel Hunter, was granted five year stock options on 25,000 shares of common stock, exercisable at $0.30 per share and vesting quarterly over two years, subject to the terms of the 2010 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following security ownership information is set forth, as of November 30, 2010, with respect to (i) each stockholder known by us to be beneficial owners of more than 5% of our outstanding Common Stock, (ii) each of the current directors and nominees for election as directors, (iii) each of the executive officers named in the Summary Compensation Table below and (iv) all current directors, nominees and executive officers as a group (three persons).  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Other than as set forth below, we are not aware of any other stockholder who may be deemed to be a beneficial owner of more than 5% of our company’s Common Stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	Austin W. Marxe and David M. Greenhouse	1,981,411	(1)	12.9%
	527 Madison Avenue, Suite 2600
	New York, New York 10022

Common Stock	Elwood G. Norris	2,617,063	(2)	16.4%
	1941 Ramrod Avenue, Suite #100
	Henderson, Nevada 89014

Common Stock	Daniel Hunter	98,875	(3)	*
	1941 Ramrod Avenue, Suite #100
	Henderson, Nevada 89014

Common Stock	James A. Barnes	498,837	(4)	3.2%
	1941 Ramrod Avenue, Suite #100
	Henderson, Nevada 89014

	All directors and executive	3,214,775		20.1%
	officers as a group (3 persons)
______________________

*	less than 1%.
(1)
Beneficial joint ownership by Mr. Marxe and Mr. Greenhouse is based on information provided by the stockholder as of November 10, 2010. Consists of 1,981,411 common shares. These shares are in the following entities: 904,686 shares owned by Special Situations Fund III QP, L.P., 105,378 shares owned by Special Situations Technology Fund, L.P., and 655,017 shares owned by Special Situations Technology Fund II, L.P. Mr. Austin W. Marxe (“Marxe”) and Mr. David M. Greenhouse (“Greenhouse”), are the controlling principals of AWM Investment Company, Inc. (“AWM”), the general partner of MGP Advisers Limited Partnership (“MGP”), the general partner of Special Situations Fund III QP, L.P. (“SSFQP”). Marxe and Greenhouse are members of MG Advisers L.L.C. (“MG”), the general partner of Special Situations Private Equity Fund, L.P. (“SSPE”). Marxe and Greenhouse are also members of SST Advisers, L.L.C. (“SSTA”), the general partner of Special Situations Technology Fund, L.P. (“Tech”) and the Special Situations Technology Fund II, L.P. (“Tech II”).  AWM serves as the investment adviser to SSFQP, SSPE, Tech, and Tech II. Both Messrs. Marxe and Greenhouse share voting and dispositive power with respect to shares held by these stockholders.

(2)
Includes 1,834,815 shares held by a family trust for which Mr. Norris serves as trustee and 22,498 shares held by an investment company controlled by Mr. Norris. Also includes 338,000 warrants held by Syzygy and options exercisable within 60 days on 93,750 shares.

(3)	Includes 3,000 shares held by a personal Individual Retirement Account and options exercisable within 60 days on 3,125 shares.
(4)
Includes 12,500 shares held by Sunrise Capital, Inc., 114,837 shares held by Sunrise Management, Inc. Profit Sharing Plan, 102,500 shares held by Palermo Trust, 3,000 shares by a personal retirement plan and 2,750 shares by a personal retirement plan of his spouse. Mr. Barnes is President of Sunrise Capital, Inc. and Trustee of Sunrise Management, Inc. Profit Sharing Plan, the Palermo Trust and his personal retirement plan. Also includes 182,000 warrants held by Syzygy and options exercisable within 60 days on 81,250 shares.  He disclaims any beneficial interest in the 2,750 shares held in his spouse’s personal retirement plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions
On September 27, 2010, we entered into a Separation and Distribution Agreement (“Separation Agreement”) with our former parent LRAD Corporation that set forth the terms and conditions of the separation of our Company from LRAD Corporation. The Separation and Distribution Agreement set forth a framework for the relationship between the Company and LRAD Corporation following the separation regarding principal transactions necessary to separate the companies, including: (i) the contribution of most of the HSS business assets; and (ii) the distribution by LRAD Corporation, as of the close of business on September 27, 2010, of all outstanding shares of Parametric Sound common stock to LRAD Corporation’s stockholders in the form of a pro rata dividend of one share of Parametric Sound common stock for every two shares of the LRAD Corporation common stock outstanding to stockholders of record on September 10, 2010. The Separation Agreement also set forth other provisions that govern certain aspects of our relationship with LRAD Corporation after completion of the separation and also provides for the allocation of assets, liabilities and obligations between our Company and LRAD Corporation in connection with the separation. The Separation Agreement also provided for a transition related to HSS business and customers with LRAD Corporation fulfilling any orders that are received through the separation date. Thereafter LRAD Corporation may fulfill any continuing purchase orders for a current project with customer Cardinal Health through the completion of such project and may accept unsolicited follow-on orders for existing HSS products from current customers through December 31, 2010. On September 27, 2010 we also entered into a Tax Sharing Agreement with LRAD Corporation that generally governs the parties’ respective rights, responsibilities and obligations after the separation with respect to taxes.

On September 27, 2010 we entered into a License and Royalty Agreement with related party Syzygy Licensing LLC (“Syzygy”) relating to new technology invented by our CEO, Elwood G. Norris. Mr. Norris owns 65% and Mr. Barnes owns 35% of Syzygy and serves as its managing member. This licensed technology is being implemented in our planned line of directed sound products. In connection with the new technology we agreed to reimburse $91,415 of prior technology and patent costs paid by Syzygy and assumed $90,500 of technology and product development costs incurred prior to the distribution including $25,000 owed to Mr. Norris for product development services. The exclusive license also provides for future royalties payable to Syzygy of 5% of revenues from products employing the technology and a term of 20 years or the life of any resulting patent, whichever is greater. In the event no patent covering the licensed technology is issued after four years, then the royalty rate shall reduce to 3% in any territory until or if a patent is issued for any such territory. We may not sublicense without the permission of Syzygy and sublicense royalty rates are subject to future negotiation in good faith. The license may terminate if we do not use commercially reasonable efforts to pursue the parametric sound business.

On September 27, 2010 we also agreed to reimburse Syzygy for $160,580 of spin-off and startup related costs and assumed $62,037 of spin-off and startup related costs and expenses incurred prior to the distribution including $25,000 owed to Sunrise Capital, Inc. for the services of CFO, Treasurer and Secretary, James A. Barnes, related to work for the spin-off.

On September 28, 2010 we sold $700,000 of 8% Subordinated Promissory Notes, due September 28, 2011 (the “Notes”), and accompanying warrants to purchase an aggregate of 1,400,000 shares of common stock (“Warrants”). A total of $250,000 of the technology and spin-off costs reimbursed to Syzygy (as described above) was paid through issuance of $250,000 of Notes and 500,000 Warrants on the same terms as other investors.  An additional $10,000 of Notes and 20,000 Warrants were purchased for cash by Syzygy and a further $100,000 of Notes and 200,000 Warrants were purchased for cash by an entity owned by Mr. Norris.

Director Independence
For a director to be considered “independent,” the Board must affirmatively determine that the director has no material relationship with Parametric Sound (directly or as a partner, stockholder or officer of an organization that has a relationship with Parametric Sound). In each case, the Board considers all relevant facts and circumstances. We consider Mr. Daniel Hunter as independent.

We expect during fiscal 2011 to designate at least one additional director such that at least two of our directors will be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees billed by Squar, Milner, Peterson, Miranda & Williamson, LLP for professional services rendered for the fiscal years ended September 30, 2010 and 2009:

	Fiscal 2010	Fiscal 2009
Audit fees (1)	$27,000	$17,697
Audit related fees (2)	24,002	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total	$51,002	$17,697

(1)
Audit Fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for those years, reviews of the interim financial statements included in our Form 10 during fiscal 2010 that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The amount for fiscal 2009 included the audit of fiscal 2009 and 2008.

(2)
Audit Related Fees consist of fees billed for assurance related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”  Included in Audit Related Fees are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q.

(3)
Tax Fees include the aggregate fees billed during the fiscal year indicated for professional services for tax compliance, tax advice and tax planning. No such fees were billed by Squar, Milner, Peterson, Miranda & Williamson, LLP for fiscal 2010 or 2009.

(4)	All Other Fees consist of fees for products and services other than the services reported above. No such fees were billed by Squar, Milner, Peterson, Miranda & Williamson, LLP for fiscal 2010 or 2009.

Audit Committee Pre-Approval Policies and Procedures
Prior to the effectiveness of our registration statement on Form 10 on September 2, 2010 we were not subject to the applicable requirements for audit committee pre-approval of the accountant’s services and there was no audit committee pre-approval process in place, however the audit committee of our parent, LRAD Corporation, pre-approved the services related to audits for fiscal 2009 and 2008 and related work related to our registration statement on Form 10. Effective with effectiveness of our registration statement, such pre-approval processes were implemented by the board of directors acting as the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	List of documents filed as a part of this report:
(1)	Index to Financial Statements

(2)	Financial Statement Schedules
All schedules have been omitted because the information is not applicable, is not material or because the information required is included in the financial statements or the notes thereto.
(3)	Index to Exhibits
The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

PARAMETRIC SOUND CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Parametric Sound Corporation:

We have audited the accompanying balance sheets of Parametric Sound Corporation (the “Company”) as of September 30, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of September 30, 2010. Our audit for the year ended September 30, 2010 included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parametric Sound Corporation as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring net losses through September 30, 2010, has a working capital deficit as of September 30, 2010 and is dependent on the successful introduction of a new product line to achieve profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California
December 8, 2010

Parametric Sound Corporation
Balance Sheets

	September 30,
	2010	2009
ASSETS
Current assets:
Cash	$439,385	$-
Accounts receivable, less allowance of $222,864 at September 30, 2009 for doubtful accounts	-	29,910
Inventories, net	206	422,457
Prepaid expenses and other assets	20,779	-
Total current assets	460,370	452,367
Equipment and tooling, net	8,091	-
Patents and trademarks, net	175,726	553,645
Total assets	$644,187	$1,006,012

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$147,670	$4,662
Accrued liabilities	27,307	78,146
Subordinated notes payable, net of $263,272 discount	436,728	-
Total current liabilities	611,705	82,808

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none issued and outstanding	-	-
Common stock, $0.001 par value, authorized 50,000,000 shares, 15,306,064 shares issued and outstanding at September 30, 2010; none authorized, issued or outstanding at September 30, 2009	15,306	-
Additional paid-in capital	703,127	-
Accumulated deficit	(685,951)	-
LRAD Corporation, net investment	-	923,204
Total stockholders' equity	32,482	923,204
Total liabilities and stockholders' equity	$644,187	$1,006,012

See accompanying notes to financial statements

Parametric Sound Corporation
Statements of Operations

	Years Ended September 30,
	2010	2009

Revenues:
Product sales	$599,110	$586,693
Other revenue	7,927	20,413
Total revenues	607,037	607,106
Cost of revenues	505,576	638,763
Gross profit (loss)	101,461	(31,657)

Operating expenses:
Selling, general and administrative	446,857	839,971
Research and development	229,400	68,486
Patent and inventory impairment	346,905	46,312
Total operating expenses	1,023,162	954,769
Loss from operations	(921,701)	(986,426)
Other income (expense)	(1,496)	-
Net loss	$(923,197)	$(986,426)

Pro forma loss per basic and diluted share	$(0.06)	$(0.06)
Pro forma shares used to compute net loss per basic and diluted shares	15,306,064	15,306,064

See accompanying notes to financial statements

Parametric Sound Corporation
Statements of Stockholders' Equity

					LRAD
			Additional		Corporation	Total
	Common Stock		Paid-In	Accumulated	Net	Stockholders'
	Shares	Amount	Capital	Deficit	Investment	Equity
Balance at September 30, 2008	-	$-	$-	$-	$1,588,193	$1,588,193
Net loss for the year	-	-	-	-	(986,426)	(986,426)
Net transfers from parent	-	-	-	-	321,437	321,437

Balance at September 30, 2009	-	$-	$-	$-	$923,204	$923,204
Net transfers to parent	-	-	-	-	(231,952)	(231,952)
Contribution of net operating assets to Parametric Sound Corporation and issuance of common shares to LRAD Corporation stockholders as a dividend	15,306,064	15,306	438,700	-	(454,006)	-
Value of 1,400,000 warrants issued with subordinated notes	-	-	264,427	-	-	264,427
Net loss for the year	-	-	-	(685,951)	(237,246)	(923,197)

Balance at September 30, 2010	15,306,064	$15,306	$703,127	$(685,951)	$-	$32,482

 See accompanying notes to financial statements

Parametric Sound Corporation
Statements of Cash Flows

	Years Ended September 30,
	2010	2009
Increase (Decrease) in Cash and Cash Equivalents:
Operating Activities:
Net loss	$(923,197)	$(986,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,993	69,620
Provision for doubtful accounts	-	(2,538)
Debt discount and deferred financing cost amortization	1,170	-
Warranty provision	-	(5,437)
Inventory obsolescence	63,094	69,079
Share-based compensation	5,521	447,893
Impairment of inventory	21,087	-
Impairment of patents	325,818	46,312
Startup costs paid by subordinated note	250,000	-
Changes in assets and liabilities:
Accounts receivable	29,910	42,305
Prepaid expenses and other assets	(18,028)	-
Inventories	338,070	463,256
Accounts payable	143,008	(5,226)
Warranty settlements	(3,557)	(929)
Accrued liabilities	(47,282)	19,134
Net cash provided by operating activities	257,607	157,043

Investing Activities:
Capital expenditures for equipment	(8,322)	-
Patent costs paid	(19,661)	(30,857)
Net cash used in investing activities	(27,983)	(30,857)

Financing Activities:
Proceeds from sale of 8% subordinated notes	450,000	-
Subordinated notes financing costs	(2,766)
Net change in investment from LRAD Corporation	(237,473)	(126,456)
Net cash provided by (used in) financing activities	209,761	(126,456)
Net increase in cash and cash equivalents	439,385	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$439,385	$-

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Issuance of 8% subordinated notes to related party to reimburse startup costs	$250,000	$-
Debt discount recorded in connection with issuance of subordinated notes	$264,427	$-
Net book value of assets received from LRAD Corporation as a dividend	$454,006	$-

See accompanying notes to financial statements

Parametric Sound Corporation
Notes to Financial Statements

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description
In April 2010, the board of directors of LRAD Corporation approved a plan to separate its HyperSonic Sound (“HSS”) product line into a new independent, stand-alone company. In a special meeting of stockholders held June 2, 2010, the proposal to separate the HSS business from LRAD was approved, and on June 2, 2010, LRAD created a new wholly owned subsidiary, Parametric Sound Corporation (“Parametric Sound” or the “Company”), into which the HSS business and substantially all of the assets of the business and associated intellectual property rights were contributed.

The distribution of 100% of the Parametric Sound common stock to the stockholders of LRAD Corporation occurred on September 27, 2010, at a ratio of one share of Parametric Sound common stock for each two shares of LRAD Corporation’s common stock held by each such holder as of the record date of September 10, 2010 ("Spin-Off"). Following the Spin-Off the common stock of the Company commenced trading and was quoted on the OTCBB under the symbol “PAMT”. LRAD Corporation no longer has any ownership or other form of interest in Parametric Sound and continues to operate its existing LRAD and SoundSaber businesses, excluding the HSS business now held by Parametric Sound.

In connection with the separation, Parametric Sound and LRAD Corporation entered into a separation agreement and a tax sharing agreement. See Note 2 for further discussion regarding these agreements.

Parametric Sound’s HSS technology consists of proprietary parametric sound technology that generates audible sound along an air column using ultrasonic frequencies above the normal range of hearing. HSS products are compatible with standard media players and the highly directional sound beam localizes or shines sound where intended by users. The Company’s principal markets are North America, Europe and Asia.

Basis of Accounting
The balance sheet as of September 30, 2010 and the statements of operations related to LRAD Corporation's HSS product line for the year ended September 30, 2010, reflect the opening balances of Parametric Sound as an independent company on September 27, 2010 adjusted for separate company activity through September 30, 2010.  All other amounts reflected in the financial statements include the assets, liabilities and results of operations of the component of LRAD Corporation that constituted the HSS business that was separated. These financial statements were prepared using LRAD Corporation’s historical costs basis of assets and liabilities of the various activities that reflect the results of operations, financial condition and cash flows of Parametric Sound as a component of LRAD Corporation through September 27, 2010. Historically, the HSS business in LRAD Corporation operated as a product line and not a separate segment and not as an independent stand-alone business. For purposes of preparing these financial statements Parametric Sound has been allocated certain expenses from LRAD Corporation but has not been allocated the underlying productive assets, such as, certain information systems equipment not assigned to Parametric Sound but for which Parametric Sound benefited. Such expenses have been reflected in the statements of operations as expense allocations from LRAD Corporation. For each of the periods presented through September 27, 2010, Parametric Sound was fully integrated with LRAD Corporation, including product development, production, sales and distribution, accounting, finance, treasury, payroll, legal services and investor relations.

The accompanying financial statements include all revenues and cost of revenues directly attributable to the HSS business through September 27, 2010. However, in circumstances where costs were shared, management used estimates to allocate expenses incurred by LRAD Corporation on behalf of the business included in the financial statements. The most significant expenses are as follows:

•
Direct costs of HSS research and development, sales and administrative personnel are included along with associated share-based compensation and allocated employee benefits on a specific identification basis.

•	HSS patent amortization costs, including impairments, are included in research and development costs.
•
Certain shared administrative salaries and costs including accounting, payroll, human resources, information technology and other services along with legal, auditing and other administrative costs were allocated based on estimates of the proportionate cost incurred by LRAD Corporation related to Parametric Sound.

•	Other costs including facility and occupancy costs were allocated proportionately based on revenues.

Parametric Sound Corporation
Notes to Financial Statements

Management believes that the assumptions and allocation methods underlying the financial statements are reasonable in all material respects. However, the costs allocated to the Company are not necessarily indicative of the costs that would have been incurred if the Company operated as a stand-alone entity. Therefore the financial statements included herein may not necessarily be indicative of the financial position, results of operations, changes in stockholders’ equity and cash flows of the Company to be expected in the future or what they would have been had the Company been a separate stand-alone entity during the entire periods presented.

Going Concern
The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Parametric Sound had net losses of $923,197 and $986,426 for the years ended September 30, 2010 and 2009, respectively and as of September 30, 2010 had current liabilities of $611,705, which are presented net of unamortized debt discount in the amount of $263,272, in excess of current assets by $151,335.  The Company obtained proceeds of $450,000 through the issuance of subordinated notes payable on September 28, 2010, and which are due on September 28, 2011, with an aggregate principal balance of $700,000 (see Note 7). The Company has no other sources of financing available as of September 30, 2010. At separation, LRAD Corporation retained all cash and accounts receivable. The Company does not plan to continue to sell the HSS product models previously sold by LRAD Corporation and plans to introduce a new product line currently under development. Accordingly historical revenues are no indication of future revenues and there can be no assurance that Parametric Sound will be successful in introducing a new product line or that it will achieve any market success. The Company will be reliant on existing or additional debt or equity financing sufficient to sustain operations until profitability can be achieved. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that Parametric Sound will be successful in generating or raising sufficient funds to sustain its operations for twelve months or beyond.

The continuation of the Company as a going concern is dependent on its ability to develop revenues and to obtain financing from outside sources. Should the Company be unable to obtain required financing, it may have to curtail operations, which may have a material adverse effect on its financial position and results of operations. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

LRAD Corporation Net Investment
The balance sheet as of September 30, 2010 reflects the opening balances of Parametric Sound as an independent company on September 27, 2010 adjusted for activity through September 30, 2010 including reimbursement of expenditures on the Company’s behalf during its startup and development (see Note 2). Amounts prior to the September 27, 2010 separation include LRAD Corporation’s HSS business. Because historically, the HSS business in LRAD Corporation operated as a product line and not a separate segment and not as an independent stand-alone business LRAD Corporation’s investment in Parametric Sound is shown in lieu of stockholder’s equity in the financial statements for periods prior to September 27, 2010. The net investment account represents cumulative investments in, distributions from and losses of the HSS business.

No cash or accounts receivable were transferred at the distribution date and Parametric Sound paid for all Spin-Off related costs and reimbursed technology development costs. LRAD Corporation also retained certain inventory sufficient to complete outstanding customer orders and to support outstanding warranty obligations (see Note 2).

Pro Forma Loss Per Share
The pro forma loss per basic and diluted share is calculated by dividing net loss by the weighted-average number of shares outstanding during the reported period. For all periods presented, the computation of pro forma net loss per basic and diluted share and the weighted-average shares outstanding are calculated based on the 15,306,064 shares issued in connection with the Spin-Off on September 27, 2010 and outstanding at September 30, 2010. The calculation of pro forma diluted loss per share is the same as the pro forma basic loss per share since the inclusion of any potentially dilutive securities would be anti-dilutive.

Parametric Sound Corporation
Notes to Financial Statements

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions (e.g., reserves for accounts receivable and inventory, valuation of patents, warranty reserves, allocations of expenses incurred by LRAD Corporation and the fair value of financial instruments) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments
The carrying amounts of cash, accounts receivables, accounts payable, accrued liabilities approximate fair values due to the short maturity of these instruments. The fair value of outstanding warrants has been estimated using a Black-Scholes valuation model (see Note 7).

Fair Value Measurements
Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of the Company’s financial statements. Fair value measurements resulted from the application of guidance on fair value measurements and disclosures to warrants issued in connection with subordinated debt financing and to share-based payment arrangements. ASC Topic 820-10, “Fair Value Measurements and Disclosures” establishes a framework and hierarchy for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value focusing on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. The three-level hierarchy for fair value measurements is defined as follows:

·	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
·
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Accounts Receivable and Allowance for Doubtful Accounts
The Company carries its accounts receivable at their face amounts, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts for estimated losses considering the following factors when determining if collection of a receivable is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company determines allowances on a case-by-case basis.

Contract Manufacturers
LRAD Corporation employed in the past and the Company expects to employ in the future contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time but recognizes no revenue or markup on such transactions. The Company plans to perform assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined using a standard cost system whereby differences in the standard price and purchase price are recorded as a purchase price variance in cost of sales. Inventory is comprised of raw materials, assemblies and finished products intended for sale to customers. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit is less than carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Parametric Sound Corporation
Notes to Financial Statements

Equipment, Tooling and Depreciation
Equipment and tooling is stated at cost. Depreciation on equipment and tooling is computed over the estimated useful lives of three to five years using the straight-line method. Upon retirement or disposition of equipment or tooling, the related cost and accumulated depreciation or amortization is removed and a gain or loss is recorded.

Intangibles
Patents and trademarks are carried at cost less accumulated amortization. Patents and trademarks are amortized over their estimated useful lives, which have been estimated to be 15 years for patents and trademarks protecting the Company’s products. The Company has accelerated the amortization of patents acquired in the Spin-Off now classified as defensive patents over a weighted average of 3.1 years. The carrying value of intangibles is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.

Revenue Recognition
The Company derives its revenue primarily from product sales. Product sales are recognized in the periods that products are shipped to customers (FOB shipping point) or when product is received by the customer (FOB destination), when the fee is fixed and determinable, when collection of resulting receivables is probable and there are no remaining obligations on the part of the Company.

Shipping and Handling Costs
Shipping and handling costs are included in cost of revenues. The amount of shipping and handling costs invoiced to customers is included in revenue. Estimated shipping and handling costs were $9,469 and $25,540 for the fiscal years ended September 30, 2010 and 2009, respectively.

Research and Development Costs
Research and development costs are expensed as incurred.

Warranty Reserves
The Company warrants its products to be free from defects in materials and workmanship for a period of one year from the date of purchase. The warranty is generally a limited warranty. The Company currently provides direct warranty service.

The Company establishes a warranty reserve based on anticipated warranty claims at the time revenue from product sales is recognized. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. See note 6 for additional information regarding warranties.

Deferred Financing Costs
Costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt on a straight line basis which is not materially different from the results obtained using the effective interest method.

Classification of Warrants
 The Company accounts for warrants as either equity or liabilities based upon the characteristics and provisions of each particular instrument. Warrants valued and classified as equity are recorded as additional paid-in capital on the Company’s balance sheet and no further adjustment to valuation is made. The Company has no warrants or other derivative financial instruments that require separate accounting as liabilities and periodic revaluation.

Income Taxes
The Company accounts for its income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement and tax basis of assets and liabilities and net operating loss and credit carry-forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized.

Parametric Sound Corporation
Notes to Financial Statements

The Company’s operations were included in LRAD Corporation’s consolidated U.S. federal and state income tax returns prior to the Spin-Off, therefore, the Company was not subject to taxation by federal and state authorities for the tax periods before the Spin-Off.  The Company will be filing a separate return for the short year tax period ending September 30, 2010. The provision for income taxes through the Spin-Off was determined on a separate return basis and based on earnings reported in the Company's statement of operations and comprehensive income.  The historical net operating loss carryforwards and tax credits generated by Parametric Sound prior to the Spin-Off will remain with LRAD Corporation subsequent to the separation.

Comprehensive Loss
Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that under U.S. generally accepted accounting principles are excluded from reported net loss. There were no differences between net loss and comprehensive loss for any of the periods presented.

Impairment of Long-Lived Assets
Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value.

Share-Based Compensation
Share-based compensation expense included in the accompanying financial statements for the years ended September, 30, 2010 and 2009 represents stock options issued to employees over the vesting term of the share-based instrument based on the grant date fair value.

Reclassifications
Where necessary, the prior year’s information has been reclassified to conform to the fiscal 2010 statement presentation.

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This ASU requires certain new disclosures and clarifies certain existing disclosure requirements about fair value measurement described in Subtopic 820-10, for the purpose of improving these disclosures and increasing the transparency in financial reporting. This standard is effective for reporting periods beginning after December 15, 2009, except for disclosure requirements relating to purchases, sales, issuances and settlements in the roll forward of activity in level 3 fair value measurements which are not effective until reporting periods beginning after December 15, 2010.  The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The amendments in the ASU were effective upon issuance on February 24, 2010.  The Company's adoption of this accounting standards update did not impact the Company's financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is currently assessing the future impact of this new accounting update to its financial statements.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this ASU are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

Parametric Sound Corporation
Notes to Financial Statements

2. SPIN-OFF OF HSS BUSINESS

On September 27, 2010, LRAD Corporation separated its HSS business through the Spin-Off of Parametric Sound. LRAD Corporation contributed most of its HSS business assets to Parametric Sound. All outstanding shares of the Company were then distributed to LRAD Corporation’s stockholders of record at the close of business on September 10, 2010 as a pro-rata, tax-free dividend of one share of Parametric Sound common stock for every two shares of LRAD Corporation’s common stock. (See Note 9).

Separation and Distribution Agreement
On September 27, 2010, the Company entered into a Separation and Distribution Agreement (“Separation Agreement”) with LRAD Corporation that set forth the terms and conditions of the separation of the Company from LRAD Corporation, provides a framework for the relationship between the Company and LRAD Corporation following the separation  and provides for the allocation of assets, liabilities and obligations between the Company and LRAD Corporation in connection with the separation. The Separation Agreement also provides for a transition related to HSS business and customers with LRAD Corporation fulfilling any orders that are received through September 27, 2010. Thereafter LRAD Corporation may fulfill any continuing purchase orders for a current project with customer Cardinal Health through the completion of such project and may accept unsolicited follow-on orders for existing HSS products from current customers through December 31, 2010. On September 27, 2010 the Company also entered into a Tax Sharing Agreement with LRAD Corporation that generally governs the parties’ respective rights, responsibilities and obligations after the separation with respect to taxes. (See Note 8).

Licensing and Royalty Agreement
On September 27, 2010, the Company entered into a License and Royalty Agreement with related party Syzygy Licensing LLC (“Syzygy”) relating to new technology invented by the Company’s CEO, Elwood G. Norris. This technology is being implemented in the Company’s planned line of directed sound products. In connection with the new technology the Company agreed to reimburse $91,415 of prior technology and patent costs paid by Syzygy and assumed $90,500 of technology and product development costs incurred prior to the distribution including $25,000 owed to Mr. Norris for product development services. (See Note 11).

On September 27, 2010, the Company also agreed to reimburse $160,580 of Spin-Off and startup related costs paid by Syzygy and assumed $62,037 of Spin-Off and startup related costs and expenses incurred prior to the distribution including $25,000 owed to Sunrise Capital, Inc. for the services of Treasurer and Secretary, James A. Barnes, related to the Spin-Off.

Subordinated Notes Payable and Warrants
On September 28, 2010 the Company completed the sale of $700,000 of 8% subordinated notes due September 28, 2011 and stock purchase warrants exercisable for 1,400,000 common shares at $0.30 per share until September 28, 2015 (see Note 7). As payment on $251,995 of technology and Spin-Off costs previously paid by Syzygy, as described above, a total of $250,000 of these notes and related warrants were issued to Syzygy, on the same terms as other investors, with the balance of $1,995 of such costs paid in cash subsequent to September 30, 2010.

Assumed Facility Lease
The Company also assumed and became obligated on a lease for 4,500 square feet of office, testing, assembly and warehousing space at 1941 Ramrod Avenue, Suite #100, Henderson, Nevada 89014, pursuant to a lease at a net monthly rate of $2,000 (gross $4,000 and a sublease for certain unused space at $2,000 per month) expiring June 30, 2011. (See Note 11).

Stock Dividend and Transfer of Operating Assets
The total value of the LRAD Corporation stock dividend of $454,006 was based on the net book value of the net assets that were transferred from LRAD Corporation in connection with the Spin-Off in accordance with ASC 845-10-30-10, Nonreciprocal Transfers with Owners. Details of assets transferred are:

Parametric Sound Corporation
Notes to Financial Statements

Book value of net operating assets transferred:
		Depreciation,
	Stated	Amortization and	Net
	Value	Reserves	Book Value
Inventory	$1,255,321	$(1,234,028)	$21,293
Equipment and tooling	181,236	(181,236)	-
Patents and trademarks	916,764	(484,051)	432,713
			$454,006

At the transfer date of September 27, 2010, the Company has not carried forward the gross value of parts and components that are not useable in future production, has no future value and was segregated as scrap. As a result, the net inventory recorded on Parametric Sound’s books included a gross value of $151,633 of components expected to be used in future production less the historical LRAD Corporation reserve for excess parts and obsolescence for such components of $151,427.  The Company also recorded an additional impairment charge of $21,087. (See Note 3).

At the transfer date of September 27, 2010, the Company has not carried forward the gross value of tooling and equipment that are not useable in future production, has no future value and was segregated as scrap.  As a result, the gross tooling and equipment recorded on Parametric Sound’s books included a gross value of $97,805 expected to be used for future production less the historical LRAD Corporation accumulated depreciation of $97,805.

At the transfer date of September 27, 2010, the Company recorded an additional impairment charge of $263,020 for the net value of certain patents and trademarks developed and used in the prior HSS business that the Company has determined have no utility due to management’s decision not to produce the existing HSS product line and to introduce a new product line. Patents and trademarks retained with a net book value of $167,069 are expected to benefit the new product line or serve as blocking patents (defensive intangible assets). (See Note 5).

 3. INVENTORIES, NET

Inventories consisted of the following:

At September 30,	2010	2009
Finished goods	$-	$102,104
Work in process	-	-
Raw materials	151,633	1,760,656
	151,633	1,862,760
Reserve for obsolescence	(151,427)	(1,440,303)
	$206	$422,457

On the transfer of inventory at September 27, 2010 the Company excluded parts and components fully reserved that have no use in future production. (See Note 2).

The Company relies on one supplier for film for its HSS product. The Company’s ability to manufacture its HSS product could be adversely affected if it were to lose a sole source supplier and was unable to find an alternative supplier.

The reserve for obsolescence increased by $63,094 and $69,079 in the years ended September 30, 2010 and 2009, respectively, due to excess HSS parts and components and the additional impairment described in Note 2.

Parametric Sound Corporation
Notes to Financial Statements

4. EQUIPMENT AND TOOLING

Equipment consists of the following:

At September 30,	2010	2009
Equipment	$44,369	$32,266
Tooling	65,539	148,970
	109,908	181,236
Accumulated deprcciation	(101,817)	(181,236)
	$8,091	$-

Depreciation expense was $231 and $1,134 for the years ended September 30, 2010 and 2009, respectively. On the transfer of inventory at September 27, 2010 the Company excluded equipment and tooling fully reserved that have no use in future production. (See Note 2).

5. PATENTS

Patents and trademarks consist of the following:

At September 30,	2010	2009
Patents	$127,771	$1,015,572
Defensive patents	222,017	-
Trademarks	6,292	-
	356,080	1,015,572
Accumulated amortization	(180,354)	(461,927)
	$175,726	$553,645

Aggregate amortization expense for the Company’s patents was $71,762 and $68,486 during the years ended September 30, 2010 and 2009, respectively. In addition to amortization, the Company wrote off $325,818 and $46,312 of impaired patent costs during the years ended September 30, 2010 and 2009, respectively. Additional patents may be written off in the future if it is deemed that certain patents are no longer consistent with the business strategy after the Spin-Off.

Estimated Amortization Expense Years Ending September 30,
2011	42,730
2012	42,730
2013	32,003
2014	19,575
2015	12,891
Thereafter	25,797

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

At September 30,	2010	2009
Payroll and related	$-	$48,757
Warranty reserve	-	29,389
Other	27,307	-
	$27,307	$78,146

Parametric Sound Corporation
Notes to Financial Statements

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. In accordance with the Separation Agreement, LRAD Corporation is obligated for prior warranty claims and since the Company has sold no products since the Spin-Off there is no warranty reserve at September 30, 2010.

Details of the estimated warranty liability are as follows:

Years Ended September 30,	2010	2009
Beginning balance	$29,389	$35,755
Warranty provision	(25,832)	(5,437)
Warranty settlements	(3,557)	(929)
Ending balance	$-	$29,389

7. SUBORDINATED NOTES PAYABLE AND WARRANTS

On September 28, 2010, the Company sold $700,000 of 8% Subordinated Promissory Notes, due September 28, 2011 (the “Notes”), and accompanying warrants to purchase an aggregate of 1,400,000 shares of common stock (“Warrants”).  The Notes are subordinate to any senior debt so designated from time to time by the Board of Directors. The Company capitalized in other current assets $2,766 of costs directly related to the financing and amortizes these costs as additional interest expense over the terms of the related debt. Amortization for the period ended September 30, 2010 was $15. The accrued interest related to notes payable at September 2010 totaled $307 and is included in other accrued liabilities.

The Warrants are exercisable until September 28, 2015 and include a cashless exercise provision, subject to the Company’s right to first offset any exercise proceeds as a reduction of the Notes.  The exercise price of the Warrants was fixed at $0.30 per common share on November 1, 2010. The Warrants are callable at the Company’s option if for any period of ten consecutive trading days the closing price exceeds $0.90 per share.

The fair value of the Warrants of $264,427 was estimated by management using the Black-Scholes pricing model and estimates of expected investor discount rates (the Company’s effective market borrowing rate) on the Note and Warrant financing. Significant Level 3 inputs used to calculate the fair value of the Warrants included stock price, peer company volatility (99%), risk-free interest rate (1.22%) and management’s assumption regarding effective market borrowing rates (30%). The Warrant financing fee was recorded as a note discount to be amortized using the effective interest method over the term of the Notes with $1,155 amortized as of September 30, 2010.

Syzygy converted $250,000 of amounts the Company owed to Syzygy for Spin-Off and technology development costs previously paid by Syzygy into the Note and Warrant financing.  An additional $110,000 of Notes and related Warrants were purchased for cash by entities affiliated with officers and directors.

8. INCOME TAXES

The Company’s operations have historically been included in LRAD Corporation’s consolidated U.S. federal and state income tax returns. The income tax provision included in these financial statements has been determined as if the Company had filed separate income tax returns under its existing structure for the periods presented. The Company recorded no income tax expense in 2010 or 2009 due to losses incurred. LRAD Corporation's tax filings included Parametric Sounds operations for the year ended 2009 and 2010. The net operating losses (NOL’s) and research and development credits generated by the Company, prior to the Spin-Off, will remain with LRAD Corporation.

Parametric Sound Corporation
Notes to Financial Statements

The Company generated federal tax net operating loss carryforwards related to expenditures incurred after September 27, 2010 including technology costs reimbursed to Syzygy Licensing and other expenses incurred since its incorporation and paid after the Spin-Off. At September 30, 2010 the Company had a federal and state net operating loss carryforward of approximately $211,000 that will expire in 2030 and 2020, respectively, unless previously utilized.

The effective tax rate of Parametric Sound after the separation and in the future could vary from that of LRAD Corporation. A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate for the year ended September 30, 2010 is as follows:

Income taxes benefit computed at federal statutory rate	$314,000
Net expenses incurred prior to Spin-Off	(95,000)
Non-deductible Spin-Off costs	(76,000)
State income taxes	55,000
Change in valuation allowance	(198,000)
Income tax benefit (provision)	$-

Upon separation, Parametric Sound did not benefit from any of the carryforward tax attributes from prior periods including net operating loss carryforwards. A valuation allowance of $518,000 has been established to offset the deferred tax assets as realization of such assets is uncertain. The components of the net deferred tax assets are as follows:

At September 30,	2010
Deferred tax assets:
Net operating losses	$84,000
Inventory reserve	502,000
586,000
Deferred tax liabilities:
Patent amortizaation	68,000
68,000
Net deferred tax assets	518,000
Less valuation allowance	(518,000)
Net deferred taxes after valuation allowance	$-

The Company adopted ASC 740-10-25, “Income Taxes—Recognition” (formerly FIN 48) as of the date of incorporation. As of the date of the adoption, the Company had no unrecognized tax benefits and there were no material changes during the year. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of ASC 740-10-25, the Company did not record any interest or penalties.

9. CAPITAL STOCK

Pursuant to the Spin-Off, effective on September 27, 2010 a total of 15,306,064 shares of common stock were distributed as a stock dividend to the stockholders of LRAD Corporation, the Company’s then sole stockholder. Parametric Sound was incorporated on June 2, 2010 with authorized capital stock consisting of 50,000,000 shares of common stock, par value $0.001, and 1,000,000 shares of preferred stock, par value $0.001.

The Company is authorized under its certificate of incorporation and bylaws to issue shares of preferred stock without any further action by the stockholders. The board of directors has the authority to divide any and all shares of preferred stock into series and to fix and determine the relative rights and preferences of the preferred stock, such as the designation of series and the number of shares constituting such series, dividend rights, redemption and sinking fund provisions, liquidation and dissolution preferences, conversion or exchange rights and voting rights, if any. Issuance of preferred stock by the board of directors could result in such shares having dividend and or liquidation preferences senior to the rights of the holders of common stock and could dilute the voting rights of the holders of common stock. No shares of preferred stock have been issued and none were outstanding at September 30, 2010.

Parametric Sound Corporation
Notes to Financial Statements

Warrants and Options
See Note 7 for information on 1,400,000 of outstanding stock purchase warrants and note 10 for information on the Company’s stock option plan. No stock options were outstanding at September 30, 2010.

10. SHARE-BASED COMPENSATION

Parametric Sound Share-Based Compensation Plan
On September 27, 2010 the Company adopted the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan authorizes the grant of options to purchase up to 3,000,000 shares of the Company’s common stock to directors, officers, employees and consultants.  There were no options outstanding under the 2010 Plan at September 30, 2010. Subsequent to September 30, 2010 the Company granted options on 1,555,000 shares of common stock vesting quarterly over two years, subject to the terms of the 2010 Plan.

LRAD Corporation Share-Based Compensation Plan
The share-based compensation costs included in the accompanying financial statements for the years ended September 30, 2010 and 2009 were derived from equity awards granted under LRAD Corporation equity compensation plans to individuals whose salary and benefits were allocated to the Company. No prior options granted by LRAD Corporation were assumed or converted into any equity incentive with the Company. The following information relates to such equity awards granted by LRAD Corporation.

The weighted average estimated fair value of employee stock options granted to individuals during the year ended September 30, 2009 was $0.23 per share (none granted during the year ended September 30, 2010) using the Black-Scholes option-pricing model with the following weighted-average assumptions (annualized percentages):

Years Ended September 30,	2010	2009
Volatility	not applicable	71%-83%
Risk-free interest rate	not applicable	1.30%-2.46%
Forfeiture rate	not applicable	20.00%
Dividend yield	not applicable	0.00%
Expected life in years	not applicable	3.4-4.9

The dividend yield of zero is based on the fact that LRAD Corporation never paid cash dividends and had no present intention to pay cash dividends. Expected volatility is based on the historical volatility of LRAD Corporation’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate was based on rates published by the Federal Reserve Board. The expected life was based on observed and expected time to post-vesting exercise. The expected forfeiture rate was based on past experience and employee retention data. Forfeitures were estimated at the time of the grant and revised in subsequent periods if actual forfeitures differed from those estimates or if the estimated forfeiture rate was updated. Such amounts were recorded as a cumulative adjustment in the period in which the estimate was changed.

Parametric Sound Corporation
Notes to Financial Statements

A summary of activity for LRAD Corporation stock options issued to personnel whose salary and benefit costs were allocated to the Company as of September 30, 2010 and 2009 is presented below:

	Number	Weighted Average
	of Shares	Exercise Price
Fiscal 2009:
Outstanding October 1, 2008	953,000	$4.08
Granted	40,000	$0.52
Canceled/expired	(953,000)	$4.00
Exercised	(5,833)	$0.48
Outstanding September 30, 2009	34,167	$2.80
Exercisable September 30, 2009	27,500	$3.24

Fiscal 2010:
Outstanding October 1, 2009	34,167	$2.80
Granted	-	$-
Canceled/expired	(34,167)	$2.80
Exercised	-	$-
Outstanding September 30, 2010	-	$-

The Company recorded non-cash share-based compensation expense relating to options issued to personnel whose salary and benefits were allocated to the Company of $5,521 and $447,893, respectively, for the fiscal years ended September 30, 2010 and 2009.

11. COMMITMENTS, CONTINGENCIES AND CONFLICTS OF INTEREST

Facility Lease
The Company’s executive offices, assembly and operational facilities in Henderson, Nevada are occupied under a lease agreement assumed by the Company on September 27, 2010 that expires on June 30, 2011. The facility of 4,500 square feet has a monthly rent of $4,000 and an unspecified portion (approximately 30% of the useable space) has been sublet to an unrelated tenant on a oral month to month arrangement at the rate of $2,000 per month.

Technology License Agreement
The Company is obligated to pay royalties and make certain future expenditures pursuant to a license and royalty agreement dated September 27, 2010 with Syzygy, a company owned and controlled by executive officers Mr. Norris and Mr. Barnes.  The agreement provides for future royalties of 5% of revenues from products employing the licensed parametric sound technology and a term of 20 years or the life of any resulting patent, whichever is greater. In the event no patent covering the licensed technology is issued after four years, then the royalty rate shall reduce to 3% in any territory until or if a patent is issued for any such territory. The Company may not sublicense without the permission of Syzygy, and sublicense royalty rates are subject to future negotiation in good faith. The license may terminate if the Company does not use commercially reasonable efforts to pursue the parametric sound business.

In addition to the reimbursed costs paid as outlined in Note 2, the Company is obligated to reimburse Syzygy’s future costs, in filing for, prosecuting and maintaining any of the licensed patents in the United States. The Company may request that Syzygy file patent applications in additional territories, in which case the Company shall reimburse Syzygy for all costs associated therewith.

Parametric Sound Corporation
Notes to Financial Statements

Conflicts of Interest
Certain conflicts of interest now exist and will continue to exist between the Company and its executive officers and directors due to the fact that they have other employment, business and investment interests to which they devote some attention and they are expected to continue to do so. Our executive officers also manage and control Syzygy a licensing company that owns and is licensing to the Company certain technology for producing parametric sound (see the discussion above and Note 2) and certain conflicts could arise in future dealings between Syzygy and the Company. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company and management or management-affiliated entities including Syzygy. There can be no assurance that members of management will resolve all conflicts of interest in the Company’s favor. Officers and directors are accountable to the Company as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling the Company’s affairs.  Failure by them to conduct the Company’s business in its best interests may result in liability to them. While the Company’s directors and officers may be excluded from liability for certain actions (see Indemnification below), there is no assurance that the Company’s officers and directors would be excluded from liability or indemnified if they breached their loyalty to the Company.

Guarantees and Indemnifications
Our officers and directors are indemnified as to personal liability as provided by the Nevada Revised Statutes, the Company’s articles of incorporation and bylaws and by indemnification agreements with the Company. The Company may also undertake indemnification obligations in the ordinary course of business related to its products and the issuance of securities with customers, investors, vendors and business parties. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to any such indemnification obligations now or in the future. Because of the uncertainty surrounding these circumstances, the Company’s current or future indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business. The Company has no liabilities recorded for such indemnities.

12. MAJOR CUSTOMERS AND SUPPLIERS

Major Customers
For the fiscal year ended September 30, 2010, revenues from three customers accounted for 34%, 13% and 11% of total revenues. No other single customer represented more than 10% of total revenues. For the fiscal year ended September 30, 2009, revenues from three customers accounted for 27%, 15% and 14% of total revenues. No other single customer represented more than 10% of total revenues. One large customer, Cardinal Health, Inc., which accounted for 34% of sales in the year ended September 30, 2010, will continue to be supplied by LRAD Corporation through completion of their current project. (See Note 2).

Since the Company has no current plans to sell the product line previously produced under LRAD Corporation management and has yet to introduce its new product line, prior sales are not indicative of any possible future results and there is no assurance that any prior customers will purchase the new product line in the future.

Suppliers
The Company has a number of components and sub-assemblies produced by outside suppliers, some of which are sourced from a single supplier, which can magnify the risk of shortages and decrease the Company’s ability to negotiate with suppliers on the basis of price. In particular, the Company depends on its HSS piezo-film supplier to provide expertise and materials used in the Company’s proprietary HSS emitters. If supplier shortages occur, or quality problems arise, then production schedules could be significantly delayed or costs significantly increased, which could in turn have a material adverse effect on the Company’s financial condition, results of operation and cash flows.

Segment and Related Information
The Company business consists of only one product. Accordingly, the Company operates in one reportable segment.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer location.

Years Ended September 30,	2010	2009
United States	$265,916	$266,654
Other	341,121	340,452
Total	$607,037	$607,106

Parametric Sound Corporation
Notes to Financial Statements

13. RELATED PARTY TRANSACTIONS

The financial statements have been prepared on a stand-alone basis and results through September 27, 2010 are derived from the consolidated financial statements and accounting records of LRAD Corporation.

Allocation of Expenses
The financial statements include expense allocations for certain functions provided by LRAD Corporation, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, employee benefits and incentives. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or other measure. During the fiscal years ended September 30, 2010 and 2009, the Company was allocated $215,667 and $839,971, respectively, of general corporate expenses incurred by LRAD Corporation which is included within selling, general and administrative expenses in the statements of operations. During the fiscal years ended September 30, 2010 and 2009, the Company was allocated $62,798 and $68,486, respectively, of research and development expenses incurred by LRAD Corporation which is included within research and development expenses in the statements of operations. During the fiscal years ended September 30, 2010 and 2009, the Company was allocated $56,462 and $73,063, respectively, of manufacturing overhead expenses for warehousing, materials management and production management, which is included within cost of sales.

The expense allocations have been determined on a basis that both the Company and LRAD Corporation consider to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented. The allocations may not, however, reflect the expense the Company would have incurred as an independent, publicly-traded company for the periods presented. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organization structure, what functions are outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

Other Related Party Transactions
See Notes 2, 7 and 11 for additional related party transactions and information.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Separation and Distribution Agreement, dated September 27, 2010, by and between LRAD Corporation and Parametric Sound Corporation. Incorporated by reference to Exhibit 2.1 on Form 8-K dated October 1, 2010.

3.1	Articles of Incorporation of Parametric Sound Corporation (Nevada) dated June 2, 2010. Incorporated by reference to Exhibit 3.1 on Form 10 dated June 24, 2010.
3.2	Bylaws of Parametric Sound Corporation. Incorporated by reference to Exhibit 3.2 on Form 10 dated June 24, 2010.
4.1	Form of Common Stock Certificate of Parametric Sound Corporation. Incorporated by reference to Exhibit 4.1 on Form 10/A dated July 27, 2010.
4.2	Form of 8% Notes Due September 28, 2011. Incorporated by reference to Exhibit 4.1 on Form 8-K dated October 1, 2010.
4.3	Form of Stock Purchase Warrant, dated September 28, 2010. Incorporated by reference to Exhibit 4.2 on Form 8-K dated October 1, 2010.
10.1	Tax Sharing Agreement, dated September 27, 2010, by and between LRAD Corporation and Parametric Sound Corporation. Incorporated by reference to Exhibit 10.1 on Form 8-K dated October 1, 2010.
10.2
License and Royalty Agreement, dated September 27, 2010, by and between Syzygy Licensing LLC and Parametric Sound Corporation.  Incorporated by reference to Exhibit 10.2 on Form 8-K dated October 1, 2010.

10.3
Lease Agreement, dated July 1, 2010, by and between Syzygy Licensing LLC and Davric Corporation, as assumed by Parametric Sound Corporation as of September 27, 2010. Incorporated by reference to Exhibit 10.3 on Form 8-K dated October 1, 2010.

10.3.1	Assignment and Assumption of Lease dated September 27, 2010 between Syzygy Licensing LLC and the Company. Incorporated by reference to Exhibit 10.3.1 on Form 8-K dated October 1, 2010.
10.4	Form of Subscription Agreement, dated September 28, 2010. Incorporated by reference to Exhibit 10.4 on Form 8-K dated October 1, 2010.
10.5+	Parametric Sound Corporation 2010 Stock Option Plan. Incorporated by reference to Exhibit 10.5 on Form 8-K dated October 1, 2010.
10.6+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Stock Option Plan. Incorporated by reference to Exhibit 10.6 on Form 8-K dated October 1, 2010.
10.7	Form of Indemnification Agreement dated September 27, 2010. Incorporated by reference to Exhibit 10.7 on Form 8-K dated October 1, 2010.
14.1	Code of Business Conduct and Ethics adopted on November 19, 2010. Incorporated by reference to Exhibit 14.1 on Form 8-K dated November 23, 2010.
31.1	Certification of Elwood G. Norris pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of James A. Barnes pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1
Certifications pursuant to 18 U.S.C. Section 1350. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Parametric Sound Corporation

By:	/s/ ELWOOD G. NORRIS
President and Chief Executive Officer

Date:  December 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ELWOOD G. NORRIS	President and Chief Executive Officer	December 8, 2010
Elwood G. Norris	(Principal Executive Officer)

/s/ JAMES A. BARNES	Chief Financial Officer,	December 8, 2010
James A. Barnes	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ DANIEL HUNTER	Director	December 8, 2010
Daniel Hunter