Form 10-Q
period 2010-12-31
Parametric Sound Corp
filed 2011-01-25
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
Commission File Number: 000-54020

PARAMETRIC SOUND CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-2767540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1941 Ramrod Avenue, Suite #100 Henderson, Nevada 89014	89014
(Address of principal executive offices)	(Zip Code)

(888) 477-2150
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on January 24, 2011 was 15,306,064.

PARAMETRIC SOUND CORPORATION

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

Parametric Sound Corporation
Condensed Balance Sheets

	December 31, 2010 (unaudited)	September 30, 2010

ASSETS
Current assets:
Cash	$215,844	$439,385
Inventories, net	206	206
Prepaid expenses and other current assets	19,985	20,779
Total current assets	236,035	460,370
Equipment and tooling, net	17,040	8,091
Patents and trademarks, net	151,166	175,726
Total assets	$404,241	$644,187

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$99,620	$147,670
Accrued liabilities	66,922	27,307
Subordinated notes payable, net of discount of $207,818 and $263,272, respectively	492,182	436,728
Total current liabilities	658,724	611,705

Commitments and contingencies (Note 7)

Stockholders' (deficit) equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none issued and outstanding	-	-
Common stock, $0.001 par value, authorized 50,000,000 shares, 15,306,064 shares issued and outstanding each period	15,306	15,306
Additional paid-in capital	742,102	703,127
Accumulated deficit	(1,011,891)	(685,951)
Total stockholders' (deficit) equity	(254,483)	32,482
Total liabilities and stockholders' (deficit) equity	$404,241	$644,187

See accompanying notes to financial statements

Parametric Sound Corporation
Condensed Statements of Operations

	Three Months Ended December 31,
	2010	2009

Revenues:
Product sales	$-	$93,617
Other revenue	-	2,185
Total revenues	-	95,802
Cost of revenues	-	72,350
Gross profit	-	23,452

Operating expenses:
Selling, general and administrative	129,344	43,870
Research and development	112,155	16,959
Patent impairment	14,242	20,801
Total operating expenses	255,741	81,630
Loss from operations	(255,741)	(58,178)

Other income (expense):
Interest and note discount amortization	(70,276)	-
Other	77	-
	(70,199)	-
Net loss	$(325,940)	$(58,178)

Loss per basic and diluted share	$(0.02)	$(0.00)
Weighted average shares used to compute net loss per basic and diluted share	15,306,064	15,306,064

See accompanying notes to financial statements

Parametric Sound Corporation
Condensed Statements of Cash Flows

	Three Months Ended December 31,
	2010	2009
Decrease in Cash and Cash Equivalents:
Operating Activities:
Net loss	$(325,940)	$(58,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,310	16,959
Debt discount and deferred financing cost amortization	56,161	-
Share-based compensation	38,975	2,467
Impairment of patents	14,242	20,801
Changes in assets and liabilities:
Accounts receivable	-	18,615
Prepaid expenses and other current assets	87	-
Inventories	-	56,004
Accounts payable	(48,050)	(1,890)
Accrued liabilities	39,615	(35,343)
Net cash provided (used in) by operating activities	(213,600)	19,435

Investing Activities:
Capital expenditures for equipment	(9,941)	-
Patent costs paid	-	(3,240)
Net cash used in investing activities	(9,941)	(3,240)

Financing Activities:
Net change in investment from LRAD Corporation	-	(16,195)
Net cash used in financing activities	-	(16,195)

Net decrease in cash and cash equivalents	(223,541)	-
Cash and cash equivalents, beginning of period	439,385	-
Cash and cash equivalents, end of period	$215,844	$-

See accompanying notes to financial statements

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
December 31, 2010

Note 1 - Description of Business and Basis of Accounting/Presentation

In April 2010, the board of directors of LRAD Corporation approved a plan to separate its HyperSonic Sound (“HSS”) product line into a new independent, stand-alone company. In a special meeting of stockholders held June 2, 2010, the proposal to separate the HSS business from LRAD Corporation was approved, and on June 2, 2010, LRAD Corporation created a new wholly owned subsidiary, Parametric Sound Corporation (“Parametric Sound” or the “Company”), into which the HSS business and substantially all of the assets of the business and associated intellectual property rights were contributed.

The distribution of 100% of the Parametric Sound common stock to the stockholders of LRAD Corporation occurred on September 27, 2010, at a ratio of one share of Parametric Sound common stock for each two shares of LRAD Corporation common stock held by each such holder as of the record date of September 10, 2010 (“Spin-Off”). Following the Spin-Off the common stock of the Company commenced trading and quotation on the OTCBB under the symbol “PAMT”. LRAD Corporation no longer has any ownership or other form of interest in Parametric Sound.

In connection with the separation, Parametric Sound and LRAD Corporation entered into a separation agreement and a tax sharing agreement. See Note 2 for further discussion regarding these agreements.

Parametric Sound’s HSS technology consists of proprietary parametric sound technology that generates audible sound along an air column using ultrasonic frequencies above the normal range of hearing. HSS products are compatible with standard media sources and the highly directional sound beam localizes or shines sound where intended by users. The Company is developing a new HSS product line for which sales have not yet commenced and has no plans to sell the product line previously sold by LRAD Corporation. The Company’s corporate headquarters are located in Henderson, Nevada and new product development is performed in San Diego, California. Principal markets are expected to be in North America, Europe and Asia.

Basis of Accounting

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary in order make the financial statements not misleading. The condensed balance sheet as of September 30, 2010 was derived from the Company’s most recent audited financial statements. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended September 30, 2010, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. Operating results for the three months ended December 31, 2010 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s balance sheet as of September 30, 2010, reflect the opening balances of Parametric Sound as an independent company on September 27, 2010 adjusted for separate company activity through September 30, 2010 including certain start-up, spin-off and technology costs incurred on the Company’s behalf prior to the spin-off.  The Company’s financial statements for the three months ended December 31, 2009 were derived from LRAD Corporation’s historical consolidated financial statements using LRAD Corporation’s historical costs basis of assets and liabilities of the various activities that reflect the results of operations, financial condition and cash flows of Parametric Sound as a component of LRAD Corporation. Historically, the HSS business in LRAD Corporation operated as a product line and not a separate segment and not as an independent stand-alone business. For purposes of preparing the  financial statements in the year prior to the September 27, 2010 separation, Parametric Sound was allocated certain expenses from LRAD Corporation with such expenses reflected in the statements of operations as expense allocations from LRAD Corporation. Management believes that the assumptions and allocation methods underlying such prior year financial statements are reasonable in all material respects. However, the costs allocated to the Company are not necessarily indicative of the costs that would have been incurred if the Company operated as a stand-alone entity during the three months ended December 31, 2009.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
December 31, 2010

Liquidity/Going Concern

The financial statements have been prepared on a going concern basis contemplating the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $325,940 for the three months ended December 31, 2010 and as of December 31, 2010 had current liabilities of $658,724, presented net of unamortized debt discount in the amount of $207,818, in excess of current assets by $422,689.  The Company obtained proceeds of $450,000 through the issuance of subordinated notes payable on September 28, 2010, and which are due on September 28, 2011, with an aggregate principal balance of $700,000 (see Note 5). The Company has no other sources of financing available as of December 31, 2010. The Company does not plan to continue to sell the HSS product models previously sold by LRAD Corporation and plans to introduce a new product line currently under development. Accordingly historical revenues are no indication of future revenues and there can be no assurance that Parametric Sound will be successful in introducing a new product line or that it will achieve any market success. The Company will be reliant on existing or additional debt or equity financing sufficient to sustain operations until profitability can be achieved.

The continuation of the Company as a going concern is dependent on its ability to develop revenues and to obtain additional financing from outside sources. There is no assurance that the Company will be successful in generating or raising funds to sustain its operations for twelve months or beyond. Should the Company be unable to obtain required financing, it may have to curtail operations, which may have a material adverse effect on its financial position and results of operations. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Reclassifications

Where necessary, the prior year’s information has been reclassified to conform to the current period’s statement presentation.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants exercisable for 2,955,000 shares of common stock were outstanding at December 31, 2010. These securities are not included in the computation of diluted net loss per share because of the losses, but could potentially dilute earnings per share in future periods.

For the prior year period ended December 31, 2009 the pro forma net loss per basic and diluted share and the weighted-average shares outstanding were calculated based on the 15,306,064 shares issued in connection with the Spin-Off.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued.  Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion.  The Company believes that none of the new standards will have a significant impact on its financial statements.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
December 31, 2010

Note 2 - Spin-Off of HSS Business

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

On September 27, 2010, the Company entered into a Separation and Distribution Agreement (“Separation Agreement”) with LRAD Corporation that set forth the terms and conditions of the separation of the Company from LRAD Corporation, provides the framework for the relationship between the Company and LRAD Corporation following the separation and provided for the allocation of assets, liabilities and obligations between the Company and LRAD Corporation in connection with the separation. The Separation Agreement also provided for a transition related to HSS business and customers with LRAD Corporation fulfilling any orders received through September 27, 2010. Thereafter LRAD Corporation may fulfill any continuing purchase orders for a current project with customer Cardinal Health through the completion of such project and may accept unsolicited follow-on orders for existing HSS products from current customers through December 31, 2010. LRAD Corporation retained inventory and supplies to fulfill anticipated orders and is responsible for warranty, returns and related liabilities for such customers and sales. On September 27, 2010 the Company also entered into a Tax Sharing Agreement with LRAD Corporation that generally governs the parties’ respective rights, responsibilities and obligations after the separation with respect to taxes.

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

Note 3 - Patents and Trademarks, net

Patents and trademarks consist of the following:

	December 31, 2010	September 30, 2010
Patents	$108,103	$127,771
Defensive patents	222,017	222,017
Trademarks	6,292	6,292
	336,412	356,080
Accumulated amortization	(185,246)	(180,354)
	$151,166	$175,726

Aggregate amortization expense for the Company’s patents and trademarks was $10,161 and $16,959 during the three months ended December 31, 2010 and 2009, respectively. In addition to amortization, the Company wrote off $14,242 and $20,801 of impaired patent costs during the three months ended December 31, 2010 and 2009, respectively.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
December 31, 2010

Note 4 - Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31, 2010	September 30, 2010
Accrued officer compensation	$52,500	$-
Accrued interest	14,422	307
Other	-	27,000
	$66,922	$27,307

Note 5 - Subordinated Notes Payable and Warrants

In September 2010 the Company sold $700,000 of 8% Subordinated Promissory Notes, due September 28, 2011 (the “Notes”), and accompanying warrants to purchase an aggregate of 1,400,000 shares of common stock (“Warrants”).  The Notes are subordinate to any senior debt so designated from time to time by the Board of Directors. The Company capitalized in other current assets $2,766 of costs directly related to the financing and amortizes these costs as additional interest expense over the terms of the related debt. Amortization for the period ended December 31, 2010 was $707. The accrued interest related to notes payable at December 31, 2010 totaled $14,422 and is included in accrued liabilities.

The Warrants are exercisable at $0.30 per common share until September 28, 2015 and include a cashless exercise provision, subject to the Company’s right to first offset any exercise proceeds as a reduction of the Notes. The Warrants are callable at the Company’s option if for any period of ten consecutive trading days the closing price exceeds $0.90 per share.

The fair value of the Warrants of $264,427 was recorded as a note discount and is being amortized as additional interest expense using the effective interest method over the term of the Notes with $55,454 amortized during the three months ended December 31, 2010. The net unamortized note discount balance was $207,818 at December 31, 2010.

A total of $260,000 of the Notes are held by Syzygy and an additional $100,000 are held by an entity owned by our CEO, Mr. Norris. Interest accrued for such related party holders during the three months ended December 31, 2010 was $7,259 with the aggregate accrued interest liability to such holders being $7,417 at December 31, 2010.

Note 6 - Share-Based Compensation

Pursuant to LRAD Corporation’s 2005 Equity Incentive Plan, the Company recorded $2,467 of stock compensation expense for the three months ended December 31, 2009 related to personnel whose salary and benefit costs were allocated to the Company. No stock options were granted to such allocated personnel during fiscal 2009 and no legacy options were outstanding at the Spin-Off.

On September 27, 2010 the Company adopted the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan authorizes the grant of options to purchase up to 3,000,000 shares of the Company’s common stock to directors, officers, employees and consultants.  During the three months ended December 31, 2010 the Company granted options on 1,555,000 shares of common stock vesting quarterly over two years, subject to the terms of the 2010 Plan. The Company’s stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer, among others, and may be exercised prior to their contractual maturity.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
December 31, 2010

The Company accounts for stock-based compensation under the provisions of ASC 718, Share-Based Payment and ASC 505-50, Equity-Based Payments to Non-Employees. ASC 718 requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense in the financial statements over the requisite service period. Further, as required under ASC 718, the Company estimates forfeitures for stock-based awards that are not expected to vest. The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each option asof its grant date. These inputs are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant assumptions used in the Black-Scholes model and the calculation of stock-based compensation cost (annualized percentages):

Years Ended September 30,	Three Months Ended December 31, 2010
Volatility	100%
Risk-free interest rate	1.06%
Forfeiture rate	0.00%
Dividend yield	0.00%
Expected life in years	4.75
Weighted average fair value of options granted	$0.22

Since the Company’s stock has only recently commenced trading, the Company’s management estimated its expected volatility by reviewing the historical volatility of the common stock of a group of selected peer public companies that operate in similar industries and are similar in terms of stage of development or size and then projecting this information toward its future expected results. Judgment was used in selecting these companies, as well as in evaluating the available historical volatility for these peer companies. The risk-free interest rate is based on rates published by the Federal Reserve Board. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company has a small number of option grants and no exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term, to estimate expected life (computed as vesting term plus contractual term divided by two). An estimated forfeiture rate was determined to be zero as the number of grantees is limited and all are currently expected to serve in their capacities during the vesting period. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts will be recorded as a cumulative adjustment in the period in which the estimate is changed.

The Company recorded stock-based compensation in its statements of operations for the relevant periods as follows:

	Three Months Ended December 31,
	2010	2009
Cost of revenue	$-	$388
Selling, general and administrative	19,594	2,079
Research and development	19,381	-
	$38,975	$2,467

As of December 31, 2010 total estimated compensation cost relating to stock options granted but not yet vested was $299,124. This cost is expected to be recognized over the weighted average period of 1.8 years.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
December 31, 2010

The following table summarizes stock option activity for the period:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (2)
Outstanding October 1, 2010	-
Granted	1,555,000	$0.31
Canceled/expired	-
Exercised	-
Outstanding December 31, 2010 (1)	1,555,000	$0.31	$117,450
Exercisable December 31, 2010	194,375	$0.31	$14,681

(1)	Options outstanding are exercisable at prices ranging from $0.30 to $0.33 and expire in 2015.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on December 31, 2010 of $0.39.

Note 7 - Commitments and Contingencies

Facility Lease

The Company’s executive offices, assembly and operational facilities in Henderson, Nevada are occupied under a lease agreement assumed by the Company on September 27, 2010 that expires on June 30, 2011. The facility of 4,500 square feet has a monthly rent of $4,000 and an unspecified portion (approximately 30% of the useable space) has been sublet to an unrelated tenant on an oral month to month arrangement at the rate of $2,000 per month.

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

Note 8 - Related Party Transactions

The financial statements have been prepared on a stand-alone basis and results prior to September 27, 2010 are derived from the consolidated financial statements and accounting records of LRAD Corporation.

Allocation of Expenses

The financial statements for the prior year include expense allocations for certain functions provided by LRAD Corporation, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, employee benefits and incentives. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or other measure. During the three months ended December 31, 2009, the Company was allocated $53,815 for general corporate expenses, research and development expenses and manufacturing overhead expenses.

The expense allocations were determined on a basis that both the Company and LRAD Corporation consider to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented. The allocations may not, however, reflect the expense the Company would have incurred as an independent, publicly-traded company for the period.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
December 31, 2010

Accrued Officer Compensation

Effective October 1, 2010 the Company is accruing monthly compensation for the services of its two executive officers in the aggregate amount of $17,500 per month.  The balance of accrued compensation at December 31, 2010 is included in accrued liabilities, and will accrue without interest until the Board of Directors determines sufficient funds are available to pay the accrued balances.

Other Related Party Transactions

See Notes 2, 5 and 7 for additional related party transactions and information.

Item  2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 previously filed with the SEC, particularly in “Risk Factors”.

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

Organization

In April 2010, the board of directors of LRAD Corporation approved a plan to separate its HyperSonic Sound (“HSS”) product line into a new independent, stand-alone company. In a special meeting of stockholders held June 2, 2010, the proposal to separate the HSS business was approved, and on June 2, 2010, LRAD Corporation created a new wholly owned subsidiary, Parametric Sound Corporation (“we”, “us”, “our”, “Parametric Sound” or the “Company”), into which the HSS business and substantially all of the assets of the business and associated intellectual property rights were contributed.

The spin-off and distribution of 100% of our common stock to the stockholders of LRAD Corporation occurred on September 27, 2010, at a ratio of one share of our common stock for each two shares of LRAD Corporation common stock held by each such holder as of the record date of September 10, 2010. LRAD Corporation no longer has any ownership or other form of interest in our Company.

Basis of Presentation

Our balance sheet as of September 30, 2010, reflected the opening balances of Parametric Sound as an independent company on September 27, 2010 adjusted for separate company activity through September 30, 2010 including certain start-up, spin-off and technology costs incurred on our behalf prior to the spin-off.  The Company’s financial statements for the three months ended December 31, 2009 were derived from LRAD Corporation’s historical consolidated financial statements using LRAD Corporation’s historical costs basis of assets and liabilities of the various activities that reflect the results of operations, financial condition and cash flows of Parametric Sound as a component of LRAD Corporation. Historically, the HSS business in LRAD Corporation operated as a product line and not a separate segment and not as an independent stand-alone business. For purposes of preparing the financial statements in the prior year prior to the September 27, 2010 separation, Parametric Sound was allocated certain expenses from LRAD Corporation with such expenses reflected in the statements of operations as expense allocations from LRAD Corporation. Management believes that the assumptions and allocation methods underlying such prior year financial statements are reasonable in all material respects. However, the costs allocated to the Company are not necessarily indicative of the costs that would have been incurred if the Company operated as a stand-alone entity during the three months ended December 31, 2009.

Liquidity/Going Concern

The financial statements have been prepared on a going concern basis contemplating the realization of assets and the satisfaction of liabilities in the normal course of business. We had a net loss of $325,940 for the three months ended December 31, 2010 and as of December 31, 2010 had current liabilities of $658,724, presented net of unamortized debt discount in the amount of $207,818, in excess of current assets by $422,689.  We obtained proceeds of $450,000 through the issuance of subordinated notes payable on September 28, 2010, and which are due on September 28, 2011, with an aggregate principal balance of $700,000. We have no other sources of financing available as of December 31, 2010. We do not plan to continue to sell the HSS product models previously sold by LRAD Corporation and plan to introduce a new product line currently under development. Accordingly historical revenues are no indication of future revenues and there can be no assurance that we will be successful in introducing a new product line or that it will achieve any market success. We will be reliant on existing or additional debt or equity financing sufficient to sustain operations until profitability can be achieved.

Our continuation as a going concern is dependent on our ability to develop revenues and to obtain additional financing from outside sources. There is no assurance that we will be successful in generating or raising sufficient funds to sustain its operations for twelve months or beyond. Should we be unable to obtain required financing, we may have to curtail operations, which may have a material adverse effect on our financial position and results of operations. The accompanying financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Challenges, Opportunities, and Uncertainties

Prior to the September 27, 2010, our business was operated as a part of LRAD Corporation’s sound products business. We are now an independent, stand-alone public company without any ongoing support or services from LRAD Corporation. Accordingly, we are developing business functions including research and development, production, marketing, sales, distribution, service and administration. Until we generate revenues and margins or obtain additional financing, we have limited personnel to accomplish these functions. Given our limited personnel, there is risk and uncertainty whether we can timely develop required functional activities and achieve important milestones, including introducing new products and obtaining orders from existing and new customers.

Although over 11,000 HSS systems, mostly the H450 product model, have been sold since 2004, we expect future revenues to be from new products not yet in production. If we do not timely produce successful products, future revenues could be delayed. We are unable to predict the market acceptance of our new products or the level of future sales, if any. However, due to our new technology and reduced component costs, we expect to offer improved HSS systems at more competitive prices than the H450, and we believe this creates new opportunities for directed sound. We believe there are opportunities to grow the HSS business for use in growing markets for digital signage, point-of-purchase, in-store networks, computers, 3D sound and related markets and applications. However, we have only recently commenced marketing our new products.

As part of our marketing efforts, on October 1, 2010 we hired a Director of Sales that was previously Director of Business Development responsible for HSS business and sales development at LRAD Corporation. We have commenced discussions with prior HSS customers and representatives, new prospective HSS customers and started pre-production prototype demonstrations to prospective buyers, users and licensees. Our marketing efforts are in the early stage and we expect to expand these efforts during future fiscal quarters.

Since we received no cash, receivables or other working capital from LRAD Corporation in connection with the spin-off, we are reliant on debt or equity financing for working capital. We may need additional capital to finish development and to market our new product line and to produce product for sale to customers. Obtaining any required additional financing in the future could be a significant management challenge and failure to secure necessary financing would have a material adverse affect on our company. Our ability to continue as a going concern is dependent upon achieving a profitable level of operations and until then obtaining additional financing.

Given our limited personnel and financial resources we face significant challenges in establishing, operating and growing our new business. The continued global economic downturn could increase the challenges in operating our business. We expect we will need to continue to innovate new applications for our sound technology, develop new product models and new products to meet diverse customer requirements and identify and develop new markets for our products.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the year ended September 30, 2010 previously filed with the SEC. The preparation of these financial statements prepared in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including but not limited to those related to bad debts, inventory valuation, intangible assets, stock-based compensation, fair values, income taxes and contingencies.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of the significant accounting policies discussed in our financial statements, the following accounting policies have in the past and may in the future require our most difficult, subjective or complex judgments:

●	revenue recognition;
●	estimates and allowances (primarily doubtful accounts and inventory and patent obsolescence and impairment);
●	stock-based compensation expense; and
●	income taxes.

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the three months ended December 31, 2010. For further information on our critical accounting policies, refer to Note 1 to the financial statements in our Annual Report on Form 10-K for the year ended September 30, 2010.

Revenues, Product Costs and Operating Expenses

We had no revenues or product costs during the three months ended December 31, 2010 as we have not introduced our new product line currently in development. Although we own the rights and could produce and sell the previous H450 product, we have no plans to do so. Our future revenues and costs are expected to be from our new product line. Although we expect former customers of LRAD Corporation’s HSS business to be among our future customers, there can be no assurance that they will. Due to the anticipated changes in our product line, past sales and historical margins are not indicative of future results.  We only recently began marketing our new product line and although encouraged by initial response, we cannot predict the degree of product acceptance by existing or new customers or the level of future product revenues and costs, if any.

Our current cost structure is significantly different than prior to the Spin-Off. Prior to the Spin-Off our costs primarily resulted from previous product version costs and carve-out and allocation of costs of the HSS business component from LRAD Corporation. The actual level of future selling, general and administrative expenses will be dependent on staffing levels, elections regarding the use of outside resources, public company and regulatory costs, the impact of noncash stock-based compensation costs and other factors, some outside our control. Because of the significant organizational, personnel and structural business changes historical expenditures are not indicative of future expenditures. Accordingly we believe comparisons of fiscal 2011 operations to fiscal 2010 expenditures is not informative as to future results.

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

Our cash operating costs including outside product development expenditures are approximately $60,000 per month. These costs could increase as we market and introduce our products and expand our production, distribution, service and administrative functions in future months.  We may also incur future financing costs and noncash share-based compensation costs depending on future option grants that are impacted by stock prices and other valuation factors.

Results of Operations

The following is a discussion of the results of our operations for the three months ended December 31, 2010 and 2009.

Revenues

Revenues were $95,802 for the three months ended December 31, 2009 and reflected sales by LRAD Corporation of the HSS H450 product model. As we are developing a new product line, we have no plans to sell the H450 product and had no revenues for the three months ended December 31, 2010. Prior period revenues are not indicative of future revenues that may be generated when and if our new product line is introduced to market.

Gross Profit

Gross profit for the three months ended December 31, 2009 was $23,452. Past margins are not indicative of any possible future margins that may result from the new product line that will have different selling prices and a different cost and manufacturing structure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2010 were $129,344. Major cost categories included compensation costs of $73,900 (including $19,594 of non-cash share-based compensation costs and $31,500 of accrued officer compensation), professional fees of $30,800, public company costs of $14,400 and occupancy costs of $9,100. We believe these costs may increase in future quarters as a result of decisions regarding trade shows, marketing and travel, staffing and financing.

Selling, general and administrative expenses for the three months ended December 31, 2009 were $43,870 including $2,079 of non-cash share based compensation expenses. These historical carve-out and allocated costs are not indicative of our current or future operations.

Research and Development Expenses and Patent and Inventory Impairment Expense

Research and development expenses for the three months ended December 31, 2010 were $112,155. Major cost categories included compensation costs of $40,381 (consisting of $19,381 of non-cash share-based compensation costs and $21,000 of accrued officer compensation), $44,800 of outside engineering costs and $6,000 of prototype related costs. The scope and magnitude of our future research and development expenses are difficult to predict as the amounts required for product development costs including tooling, testing and start-up production are difficult to estimate but could be substantial.

LRAD Corporation did not have any development staff for the HSS product line during the three months ended December 31, 2009. Research and development expenses consisted entirely of $16,959 of patent amortization expenses.

Patent impairment expenses consist of amounts expensed for patents no longer necessary to support the Company’s business strategy. During the three months ended December 31, 2010 and 2009 patent impairment expenses were $14,212 and $20,801, respectively. The impairment for the most recent quarter resulted from pending patent costs from patent claims disallowed and a decision to no longer pursue the subject patent as it is not core to our patent strategy. We intend to retain 5 U.S. patents and  are pursuing 3 pending patents applicable to our planned new generation product (HSS-III) and we intend to retain 8 U.S. patents and 1 pending patent as defensive or blocking patents. We are considering filing additional patents related to our technology. We do not anticipate any significant patent impairment charges in future quarters of fiscal 2011.

Other Expense

Net other expenses were $70,199 for the three months ended December 31, 2010 and nil for the comparable prior period. The Company accrued interest expense of $14,115 on its 8% subordinated notes and recorded $56,161 of non-cash amortization costs related to the previously capitalized deferred finance charges and debt discount recorded in connection with warrants issued with the notes.

Net Loss

The net loss for the three months ended December 31, 2010 and 2009 was $325,940 and $58,178, respectively. We expect to incur additional net losses until we introduce our new product line and are able to generate sufficient margins to cover operating costs.

Liquidity and Capital Resources

Overview

Historically, our sole source of liquidity was funding from LRAD Corporation. In connection with the spin-off, we obtained $450,000 of proceeds from our debt financing and expect to generate future revenues from the sale of products after introduction of our new product line.

Capital Requirements

At the separation date, LRAD Corporation contributed substantially all of its HSS business assets to us, which consisted primarily of patents; inventory, which was previously nearly fully reserved for in LRAD Corporation's financial statements; and fully depreciated fixed assets. We received no accounts receivable or any cash from LRAD Corporation. Accordingly, our liquidity resulted from $700,000 of debt financing maturing on September 28, 2011 and which consisted of $450,000 of cash and $250,000 of Company costs sponsored by Syzygy Licensing LLC (“Syzygy”) and converted into the debt financing. In the future, we expect to use certain fully reserved inventory with no stated book value in future production thus reducing our initial cash production costs.

We have limited cash for working capital and will require additional financing. Assuming our planned introduction of our new product line, we expect we will require a minimum of $300,000 in additional capital to maintain planned operations for the next twelve months, and we will be required to either re-pay or re-finance the outstanding subordinated notes during this period. We believe some of these resources may be obtained from selling our new product line to existing and new HSS business customers. There is no assurance we can obtain any required additional debt or equity financing on the terms of the current financing or other terms or that any future debt or equity financing will be available to us. Failure to secure additional financing or to quickly produce and sell our new products could have a material adverse effect on our operations and force us to curtail our planned activities.

Our cash operating costs currently approximate $60,000 per month and future expenditures for product development, marketing, distribution and production start-up are difficult to estimate at this time. We are committed for approximately $50,000 of tooling costs and expect we will require approximately $65,000 as additional working capital for minimum initial product order quantities. We may elect to order higher initial quantities to meet anticipated demand or to take advantage of volume purchase price discounts. Our demands for operating and working capital funds could grow rapidly based on decisions regarding staffing, development, production, marketing and other functions and based on factors outside our control.

We currently have no other commitments requiring liquidity. However should we not generate sufficient funds from operations or arrange other financing to retire our $700,000 of subordinated notes due September 28, 2011, then we will be required to renegotiate or refinance such debt and there is no assurance we can do so on acceptable terms. Failure to timely obtain any required additional financing in the future will have a material adverse affect on our company. Our ability to continue as a going concern is dependent upon achieving a profitable level of operations and until then obtaining additional financing.

Our future capital requirements, cash flows and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

●	the timing of the availability of our new product line for sale to customers;
●	the timing and extent of any market acceptance of our products;
●	the costs, timing and outcome of planned production and required customer and regulatory compliance of our new products;
●	the costs of preparing, filing and prosecuting our patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;
●	the costs and timing of additional product development and marketing efforts;
●	the costs, timing and outcome of any future warranty claims or litigation against us associated with any of our products; and
●	the timing and costs associated with any new financing.

Cash Flows

Operating Activities

During the three months ended December 31, 2010 cash used in operating activities was $213,600. The net loss of $325,940 was reduced by non-cash expenses of $120,688. Cash used in operating activities was reduced by a $39,615 increase in accrued liabilities and increased by a $48,050 reduction in accounts payable.

For the prior comparable period ended December 31, 2009 cash provided by operating activities, all accruing to LRAD Corporation, was $19,435.

Investing Activities

We used cash of $9,941 for equipment purchases during the quarter ended December 31, 2010. Subsequent to December 31, 2010 we committed to approximately $50,000 in tooling costs and currently have no other commitments for future capital expenditures.

Financing Activities

Prior to September 27, 2010 all cash and investments were held and managed by LRAD Corporation. Accordingly, cash used to pay expenses or cash collected from customers by LRAD Corporation were recorded as an increase or decrease in the LRAD Corporation net investment. We had no financing activities for the three months ended December 31, 2010.

Contractual Obligations

Other than our obligations under outstanding subordinated notes, we have no material contractual obligations other than net facility lease payments of $2,000 per month expiring in June 2011. We believe we may be able to renew this lease arrangement or locate alternative facilities to meet our requirements thereafter. We will be obligated to pay to Syzygy up to a 5% royalty on future product sales for use of its patent pending technology and trade secrets included in the new product line.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended December 31, 2010, or subsequently thereto, that we believe are of potential significance to our financial statements.

Item  4.  Controls and Procedures.

Disclosure Controls and Procedures

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

At the conclusion of the period ended December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (our PEO) and our Chief Financial Officer (our PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective at the reasonable assurance level due to the existence of known material weaknesses in our internal control over financial reporting as summarized in the following paragraph.

Our current management and director team took control of our operations on September 27, 2010. As of December 31, 2010 we had only one employee other than our two executive officers and we had two directors only one of which was independent. At December 31, 2010 we had no audit committee and have yet to form an independent audit committee. As a result we lacked independent oversight by an audit committee of independent members of the Board of Directors. Also our Chief Financial Officer was responsible for initiating transactions, had custody of assets, recorded and reconciled transactions and prepared our period end financial reports without the sufficient segregation of conflicting duties normally required for effective internal control. We believe the lack of independent oversight and lack of segregation of duties are material weaknesses in our internal controls at December 31, 2010 affecting management’s ability to conclude that our disclosure controls and procedures were effective at the reasonable assurance level.

At the end of fiscal 2011 we will be required to include a report of management's assessment regarding internal control over financial reporting in our Annual Report on Form 10-K. While we plan to form an independent audit committee during fiscal 2011 and add additional personnel, there is no assurance we can remediate these control deficiencies in a timely manner.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II. OTHER INFORMATION

Item  1.  Legal Proceedings.

None.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item  3.  Defaults Upon Senior Securities.

None.

Item  4.  (Removed and Reserved)

Item  5.  Other Information.

None

Item 6.  Exhibits

31.1
Certification of Elwood G. Norris, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of James A. Barnes, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris, Principal Executive Officer and James A. Barnes, Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARAMETRIC SOUND CORPORATION

Date: January 25, 2011	By:	/S/ JAMES A. BARNES
James A. Barnes, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)