Form 10-Q
period 2011-03-31
Parametric Sound Corp
filed 2011-04-28
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The number of shares of Common Stock, $0.001 par value, outstanding on April 26, 2011 was 17,306,064.

PARAMETRIC SOUND CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Parametric Sound Corporation
Condensed Balance Sheets

	March 31,
	2011	September 30,
	(unaudited)	2010

ASSETS
Current assets:
Cash	$921,335	$439,385
Inventories, net	6,158	206
Prepaid expenses and other current assets	63,930	20,779
Total current assets	991,423	460,370
Equipment and tooling, net	21,796	8,091
Patents and trademarks, net	133,770	175,726
Total assets	$1,146,989	$644,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$53,306	$147,670
Accrued liabilities	142,430	27,307
Subordinated notes payable, net of discount of $146,737 and $263,272, respectively	553,263	436,728
Total current liabilities	748,999	611,705

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none issued and outstanding	-	-
Common stock, $0.001 par value, authorized 50,000,000 shares, 17,306,064 and 15,306,064 shares issued and outstanding, respectively	17,306	15,306
Additional paid-in capital	1,767,888	703,127
Accumulated deficit	(1,387,204)	(685,951)
Total stockholders' equity	397,990	32,482
Total liabilities and stockholders' equity	$1,146,989	$644,187

See accompanying notes to financial statements

Parametric Sound Corporation
Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenues:
Product sales	$-	$251,528	$-	$345,145
Other revenue	-	(2,133)	-	52
Total revenues	-	249,395	-	345,197
Cost of revenues	-	219,146	-	291,496
Gross profit	-	30,249	-	53,701

Operating expenses:
Selling, general and administrative	147,991	108,264	277,335	152,134
Research and development	138,007	16,185	250,162	33,144
Patent impairment	14,374	1,495	28,616	22,296
Total operating expenses	300,372	125,944	556,113	207,574
Loss from operations	(300,372)	(95,695)	(556,113)	(153,873)

Other income (expense):
Interest and note discount amortization	(75,580)	-	(145,856)	-
Other	639	-	716	-
	(74,941)	-	(145,140)	-
Net loss	$(375,313)	$(95,695)	$(701,253)	$(153,873)

Loss per basic and diluted common share	$(0.02)	$(0.01)	$(0.04)	$(0.01)
Weighted average shares used to compute net loss per basic and diluted common share	16,128,286	15,306,064	15,712,657	15,306,064

See accompanying notes to financial statements

Parametric Sound Corporation
Condensed Statements of Cash Flows

	Six Months Ended
	March 31,
	2011	2010

Cash Flows From Operating Activities:
Net loss	$(701,253)	$(153,873)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	23,195	33,144
Debt discount and deferred financing cost amortization	117,933	-
Warranty provision	-	(6,406)
Inventory obsolescence	-	13,531
Share-based compensation	90,315	4,382
Impairment of patents	28,616	22,296
Changes in assets and liabilities:
Accounts receivable	-	(16,944)
Prepaid expenses and other current assets	(24,549)	-
Inventories	(5,952)	200,758
Accounts payable	(94,364)	153
Accrued liabilities	115,123	(14,940)
Net cash (used in) provided by operating activities	(450,936)	82,101

Cash Flows From Investing Activities:
Capital expenditures for equipment	(16,436)	-
Patent costs paid	(7,124)	(3,307)
Net cash used in investing activities	(23,560)	(3,307)

Cash Flows From Financing Activities:
Proceeds from sale of common stock and warrants	1,000,000	-
Offering costs paid	(43,554)	-
Net change in investment from LRAD Corporation	-	(78,794)
Net cash provided by (used in) financing activities	956,446	(78,794)

Net increase in cash and cash equivalents	481,950	-
Cash and cash equivalents, beginning of period	439,385	-
Cash and cash equivalents, end of period	$921,335	$-

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Stock options issued as payment for tooling deposit	$20,000	$-

See accompanying notes to financial statements

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
March 31, 2011

Note 1. Description of Business and Basis of Accounting/Presentation

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

Parametric Sound’s HSS technology consists of proprietary parametric sound technology that generates audible sound along an air column using ultrasonic frequencies above the normal range of hearing. HSS products are compatible with standard media sources and the highly directional sound beam localizes or shines sound where intended by users. The Company is developing a new HSS product line for which sales have not yet commenced and has no plans to sell the product models previously sold by LRAD Corporation. The Company’s corporate headquarters are located in Henderson, Nevada and new product development is performed in San Diego, California. Principal markets are expected to be in North America, Europe and Asia.

Basis of Accounting
The accompanying unaudited interim financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements contain all adjustments necessary in order make the financial statements not misleading. The condensed balance sheet as of September 30, 2010 was derived from the Company’s most recent audited financial statements. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended September 30, 2010, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. Operating results for the three and six months ended March 31, 2011 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

Pre Spin-Off Prior Year Financial Statements
The Company’s balance sheet as of September 30, 2010, reflects the opening balances of Parametric Sound as an independent company on September 27, 2010 adjusted for separate company activity through September 30, 2010 including certain start-up, Spin-Off and technology costs incurred on the Company’s behalf prior to the Spin-Off.  The Company’s financial statements for the three and six months ended March 31, 2010 were derived from LRAD Corporation’s historical consolidated financial statements using LRAD Corporation’s historical costs basis of assets and liabilities of the various activities that reflect the results of operations, financial condition and cash flows of Parametric Sound as a component of LRAD Corporation. Historically, the HSS business in LRAD Corporation operated as a product line and not a separate segment and not as an independent stand-alone business. For purposes of preparing the financial statements in the year and interim periods prior to the September 27, 2010 separation, Parametric Sound was allocated certain expenses from LRAD Corporation with such expenses reflected in the statements of operations as expense allocations from LRAD Corporation. Management believes that the assumptions and allocation methods underlying such prior year financial statements are reasonable in all material respects. However, the costs allocated to the Company are not necessarily indicative of the costs that would have been incurred if the Company operated as a stand-alone entity during the three and six months ended March 31, 2010.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
March 31, 2011

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: valuation of inventory, impairment of patent assets, the fair value of stock-based compensation and warrants, and valuation allowance related to deferred tax assets.

Liquidity/Going Concern
The financial statements have been prepared on a going concern basis contemplating the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $701,253 for the six months ended March 31, 2011.  The Company obtained proceeds of $450,000 through the issuance of subordinated notes payable and warrants on September 28, 2010, and which are due on September 28, 2011, with an aggregate principal balance of $700,000 (see Note 5). The Company also obtained proceeds of $1,000,000 from the sale of common stock and warrants on February 22, 2011 (see Note 7). Other than cash on hand, the Company has no other sources of financing available as of March 31, 2011. The Company does not plan to sell the HSS product models previously sold by LRAD Corporation and plans to introduce a new product line currently under development. Accordingly historical revenues are no indication of future revenues and there can be no assurance that Parametric Sound will be successful in introducing a new product line or that it will achieve any market success. The Company will be reliant on existing or additional debt or equity financing sufficient to sustain operations until profitability can be achieved.

The continuation of the Company as a going concern is dependent on its ability to develop revenues, and if necessary, to obtain additional financing from outside sources. There is no assurance that the Company will be successful in generating or raising funds to sustain its operations for twelve months or beyond. Should the Company be unable to generate funds or obtain required financing, it may have to curtail operations, which may have a material adverse effect on its financial position and results of operations. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Financial Instruments
At March 31, 2011, there was no difference between the carrying values of the Company’s cash equivalents and fair market value. For certain financial instruments, including accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

Reclassifications
Where necessary, the prior year’s information has been reclassified to conform to the current period’s statement presentation.

Loss Per Share
Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants exercisable for 5,050,000 shares of common stock were outstanding at March 31, 2011. These securities are not included in the computation of diluted net loss per common share because of the losses, but could potentially dilute earnings per share in future periods.

For the prior year periods ended March 31, 2010 the pro forma net loss per basic and diluted share and the weighted-average shares outstanding were calculated based on the 15,306,064 shares issued in connection with the Spin-Off.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
March 31, 2011

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

3. Patents and Trademarks, net

Patents and trademarks consist of the following:

	March 31,	September 30,
	2011	2010
Patents	$164,137	$127,771
Defensive patents	151,317	222,017
Trademarks	6,292	6,292
	321,746	356,080
Accumulated amortization	(187,976)	(180,354)
	$133,770	$175,726

Aggregate amortization expense for the Company’s patents and trademarks was $20,464 and $33,144 during the six months ended March 31, 2011 and 2010, respectively. In addition to amortization, the Company wrote off $28,616 and $22,296 of impaired patent costs during the six months ended March 31, 2011 and 2010, respectively.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
March 31, 2011

As of March 31, 2011 estimated patent and trademark amortization expense for each of the next five fiscal years and thereafter are as follows:

Fiscal Years Ending September 30,	Estimated Amortization Expense
2011 (6 months remaining)	17,835
2012	35,671
2013	27,141
2014	21,093
2015	15,084
Thereafter	16,946

4. Accrued Liabilities

Accrued liabilities consists of the following:

	March 31,	September 30,
	2011	2010
Accrued officer compensation	$112,200	$-
Accrued interest	28,230	307
Other	2,000	27,000
	$142,430	$27,307

Accrued Officer Compensation
Effective October 1, 2010 the Company began accruing monthly compensation for the services of its two executive officers in the aggregate amount of $17,500 per month.  The balance of accrued compensation and related employment taxes at March 31, 2011 is included in accrued liabilities, and will accrue without interest until the Board of Directors determines sufficient funds are available to pay the accrued balances.

5. Subordinated Notes Payable and Warrants

In September 2010 the Company sold $700,000 of 8% Subordinated Promissory Notes, due September 28, 2011 (the “Notes”), and accompanying warrants to purchase an aggregate of 1,400,000 shares of common stock (“Warrants”).  The Notes are subordinate to any senior debt so designated from time to time by the Board of Directors. The Company capitalized in other current assets $2,766 of costs directly related to the financing and amortizes these costs as additional interest expense over the terms of the related debt. Amortization for the period ended March 31, 2011 was $1,398. The Company incurred interest expense of $27,923 for the period ended March 31, 2011. Accrued interest related to notes payable at March 31, 2011 totaled $28,230 and is included in accrued liabilities.

The Warrants are exercisable at $0.30 per common share until September 28, 2015 and include a cashless exercise provision, subject to the Company’s right to first offset any exercise proceeds as a reduction of the Notes. The Warrants are callable at the Company’s option if for any period of ten consecutive trading days the closing price exceeds $0.90 per share.

The estimated relative fair value of the Warrants at the issuance date of $264,427 was recorded as a note discount and is being amortized as additional interest expense using the effective interest method over the term of the Notes with $116,535 amortized during the six months ended March 31, 2011. The net unamortized note discount balance was $146,737 at March 31, 2011.

A total of $260,000 of the Notes and 520,000 warrants are held by Syzygy and an additional $100,000 and 200,000 warrants are held by an entity owned by our Chief Executive Officer. Interest accrued for such related party holders during the six months ended March 31, 2011 was $14,360 with the aggregate accrued interest liability to such holders being $14,518 at March 31, 2011.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
March 31, 2011

6. Share-Based Compensation

Pursuant to LRAD Corporation’s 2005 Equity Incentive Plan, the Company recorded $4,382 of share-based compensation expense for the six months ended March 31, 2010 related to personnel whose salary and benefit costs were allocated to the Company. No stock options were granted to such allocated personnel during fiscal 2010 and no legacy options were assumed by the Company in connection with the Spin-Off.

On September 27, 2010 the Company adopted the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan authorizes the grant of options to purchase up to 3,000,000 shares of the Company’s common stock to directors, officers, employees and consultants.  During the six months ended March 31, 2011 the Company granted options on 1,650,000 shares of common stock. The Company’s stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer, among others, and may be exercised prior to their contractual maturity.

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”) and ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 718 requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense in the financial statements over the requisite service period. Further, as required under ASC 718, the Company estimates forfeitures for stock-based awards that are not expected to vest. Under ASC 505-50 options or stock awards issued to non-employees who are not directors of the Company are recorded at the fair value of the consideration received, when more reliably measurable, otherwise at the estimated value of the stock options issued at the measurement date. Non-employee options are periodically revalued as the options vest so the cost ultimately recognized is equivalent to the fair value on the date performance is complete with such expense recognized over the related service period on a graded vesting method.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date or any revaluation date. These inputs are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant weighted-average assumptions used in the Black-Scholes model and the calculation of stock-based compensation cost (annualized percentages):

Six Months Ended March 31, 2011
Volatility	100%
Risk-free interest rate	1.13%
Forfeiture rate	0.00%
Dividend yield	0.00%
Expected life in years	4.75
Weighted average fair value of options granted	$0.24

Since the Company’s stock has only recently commenced trading, the Company’s management estimated its expected volatility by reviewing the historical volatility of the common stock of a group of selected peer public companies that operate in similar industries and are similar in terms of stage of development or size and then projecting this information toward its future expected results. Judgment was used in selecting these companies, as well as in evaluating the available historical volatility for these peer companies. The risk-free interest rate is based on rates published by the Federal Reserve Board. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company has a small number of option grants and no exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term, to estimate expected life (computed as vesting term plus contractual term divided by two). An estimated forfeiture rate was determined to be zero as the number of grantees is limited and all are currently expected to serve in their capacities during the vesting period. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts, if any, will be recorded as a cumulative adjustment in the period in which the estimate is changed.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
March 31, 2011

The Company recorded share-based compensation in its statements of operations for the relevant periods as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Cost of revenue	$-	$-	$-	$388
Selling, general and administrative	23,605	1,915	43,199	3,994
Research and development	27,735	-	47,116	-
	$51,340	$1,915	$90,315	$4,382

An additional $20,000 share-based cost for options granted to a vendor in lieu of a tooling deposit was included in prepaid and other expenses at March 31, 2011.

As of March 31, 2011 total estimated compensation cost relating to stock options granted but not yet vested was $279,080. This cost is expected to be recognized over the weighted average period of 1.5 years.

The following table summarizes stock option activity for the period:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (2)
Outstanding October 1, 2010	-	-
Granted	1,650,000	$0.33
Canceled/expired	-	-
Exercised	-	-
Outstanding March 31, 2011 (1)	1,650,000	$0.33	$476,100
Exercisable March 31, 2011	425,625	$0.34	$120,775

(1)	Options outstanding are exercisable at prices ranging from $0.30 to $0.63 and expire in 2015 to 2016.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on March 31, 2011 of $0.62.

7. Stockholders’ Equity

Summary
The following table summarizes stockholders’ equity activity for the six months ended March 31, 2011:

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2010	15,306,064	$15,306	$703,127	$(685,951)	$32,482
Sale of common stock and warrants at $0.50 per share, net of offering costs of $43,554	2,000,000	2,000	954,446	-	956,446
Share-based compensation expense	-	-	90,315	-	90,315
Stock options issued for tooling costs	-	-	20,000	-	20,000
Net loss for the period	-	-	-	(701,253)	(701,253)
Balance at March 31, 2011	17,306,064	$17,306	$1,767,888	$(1,387,204)	$397,990

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
March 31, 2011

Sale of Common Stock and Warrants
On February 22, 2011, the Company entered into a Securities Purchase Agreement with existing institutional shareholders (considered related parties due to greater than 10% ownership) and entities affiliated with two of our officers, pursuant to which the Company issued and sold for cash 2,000,000 shares of common stock at a purchase price of $0.50 per share. In connection with the financing, the Company also issued warrants to the investors exercisable for an aggregate of 2,000,000 shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable until February 22, 2016.

In connection with the financing, the Company also entered into a registration rights agreement with the investors, pursuant to which the Company agreed to prepare, file and effect a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock issuable upon the exercise of the warrants. The required registration statement became effective on March 28, 2011 and the Company has agreed to use commercially reasonable efforts to maintain effectiveness. If the registration statement becomes ineffective other than for certain allowable periods, the Company will be obligated to pay liquidated damages to the purchasers in the amount of 1.5% of the invested amount for each 30-day period thereafter with the obligation terminating when the securities are sold or otherwise available for unrestricted sale. The Company evaluates this registration payment arrangement under ASC 825-20 Financial Instruments - Registration Payment Arrangements and has determined no obligation for future penalties is accruable under ASC 450-20 Contingencies - Loss Contingencies as of March 31, 2011.

Stock Purchase Warrants
The following table summarizes information on warrant activity during the six months ended March 31, 2011:

	Number	Average Purchase Price Per Share
Shares purchasable under outstanding warrants at October 1, 2010	1,400,000	$0.30
Stock purchase warrants issued	2,000,000	$0.75
Shares purchasable under outstanding warrants at March 31, 2011	3,400,000	$0.56

The Company has outstanding share warrants as of March 31, 2011, as follows:

Description	Number of Common Shares	Exercise Price Per Share	Expiration Date
Stock Purchase Warrants (1)	1,400,000	$0.30	September 28, 2015
Stock Purchase Warrants (2)	2,000,000	$0.75	February 22, 2016
	3,400,000
(1) 720,000 warrants held by related parties (see Note 5).
(2) All held by related parties.

8. Commitments and Contingencies

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

Suppliers
At March 31, 2011, the Company had outstanding unfilled purchase orders and was committed to component suppliers for approximately $83,000 of future deliveries with such amounts generally subject to modification or rescheduling in the normal course of business. The Company was also committed for the purchase of $55,000 of laboratory machinery.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
March 31, 2011

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

Litigation
The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation. Currently, there are no pending material legal proceedings to which the Company is a party or to which any of its property is subject.

8. Related Party Transactions

Allocation of Expenses
The financial statements have been prepared on a stand-alone basis and results presented for interim periods prior to September 27, 2010 are derived from the consolidated financial statements and accounting records of LRAD Corporation.

The financial statements for the prior year interim periods include expense allocations for certain functions provided by LRAD Corporation, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, employee benefits and incentives. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or other measure. During the six months ended March 31, 2010, the Company was allocated $228,860 for general corporate expenses, research and development expenses and manufacturing overhead expenses.
The expense allocations were determined on a basis that both the Company and LRAD Corporation consider to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented. The allocations may not, however, reflect the expense the Company would have incurred as an independent, publicly-traded company for the period.

Other Related Party Transactions
See Notes 2, 4, 5, 7 and 8 for additional related party transactions and information.

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

Basis of Presentation
Our balance sheet as of September 30, 2010, reflected the opening balances of Parametric Sound as an independent company on September 27, 2010 adjusted for separate company activity through September 30, 2010 including certain start-up, Spin-Off and technology costs incurred on our behalf prior to the Spin-Off.  Our financial statements for the three and six months ended March 31, 2010 were derived from LRAD Corporation’s historical consolidated financial statements using LRAD Corporation’s historical costs basis of assets and liabilities of the various activities that reflect the results of operations, financial condition and cash flows of Parametric Sound as a component of LRAD Corporation. Historically, the HSS business in LRAD Corporation operated as a product line and not a separate segment and not as an independent stand-alone business. For purposes of preparing the financial statements in the prior year prior to the September 27, 2010 separation, we were allocated certain expenses from LRAD Corporation with such expenses reflected in the statements of operations as expense allocations from LRAD Corporation. Management believes that the assumptions and allocation methods underlying such prior year financial statements are reasonable in all material respects. However, the costs allocated to our Company are not necessarily indicative of the costs that would have been incurred if we had operated as a stand-alone entity during the three and six months ended March 31, 2010.

Liquidity/Going Concern
The financial statements have been prepared on a going concern basis contemplating the realization of assets and the satisfaction of liabilities in the normal course of business. We had a net loss of $701,253 for the six months ended March 31, 2011.  We obtained proceeds of $450,000 through the issuance of subordinated notes payable and warrants on September 28, 2010, and which are due on September 28, 2011, with an aggregate principal balance of $700,000. We also obtained proceeds of $1,000,000 from the sale of common stock and warrants on February 22, 2011. Other than cash on hand, we have no other sources of financing available as of March 31, 2011. We do not plan to continue to sell the HSS product models previously sold by LRAD Corporation and plan to introduce a new product line currently under development. Accordingly historical revenues are no indication of future revenues and there can be no assurance that we will be successful in introducing a new product line or that it will achieve any market success. We will be reliant on existing or additional debt or equity financing sufficient to sustain operations until profitability can be achieved.

Our continuation as a going concern is dependent on our ability to develop revenues, and if necessary, to obtain additional financing from outside sources. There is no assurance that we will be successful in generating or raising sufficient funds to sustain its operations for twelve months or beyond. Should we be unable to generate funds or obtain required financing, we may have to curtail operations, which may have a material adverse effect on our financial position and results of operations. The accompanying financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

As part of our marketing efforts, on October 1, 2010 we hired a Director of Sales that was previously Director of Business Development responsible for HSS business and sales development at LRAD Corporation. We have commenced discussions with prior HSS customers and representatives, new prospective HSS customers and started pre-production product demonstrations to prospective buyers, users and licensees. Our marketing efforts are in the early stage and we expect to expand these efforts during future fiscal quarters.

Since we received no cash, receivables or other working capital from LRAD Corporation in connection with the Spin-Off, we are reliant on debt or equity financing for working capital. We may need additional capital to finish development and to market our new product line and to produce product for sale to customers. Obtaining any required additional financing in the future could be a significant management challenge and failure to secure financing, if necessary, would have a material adverse affect on our company. Our ability to continue as a going concern is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

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

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the year ended September 30, 2010 previously filed with the SEC. The preparation of these financial statements prepared in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including but not limited to those related to bad debts, inventory valuation, intangible assets, share-based compensation, fair values, income taxes and contingencies.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of the significant accounting policies discussed in our financial statements, the following accounting policies have in the past and may in the future require our most difficult, subjective or complex judgments:

•	revenue recognition;
•	estimates and allowances (primarily doubtful accounts and inventory and patent obsolescence and impairment);
•	share-based compensation expense;
•	income taxes; and
•	fair value measurements.

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the six months ended March 31, 2011. For further information on our critical accounting policies, refer to Note 1 to the financial statements in our Annual Report on Form 10-K for the year ended September 30, 2010.

Revenues, Product Costs and Operating Expenses
We had no revenues or product costs during the six months ended March 31, 2011 as we have not introduced our new product line currently in development. Although we own the rights to the previous H450 product, we have no plans to produce or sell prior product models. Our future revenues and costs are expected to be from our new product line. Although we expect former customers of LRAD Corporation’s HSS business to be among our future customers, there can be no assurance that they will. Due to the anticipated changes in our product line, past sales and historical margins are not indicative of future results.  We only recently began marketing our new product line and although encouraged by initial response, we cannot predict the degree of product acceptance by existing or new customers or the level of future product revenues and costs, if any.

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

The scope and magnitude of our future research and development expenses are difficult to predict at this time given the changes being made to the product line and other management and organizational changes resulting from the Spin-Off. Amounts required to complete product development costs including testing and production start-up are difficult to estimate at this time but could be substantial. Again, historical expenditures are not indicative of future expenditures.

Our cash operating costs including outside product development expenditures have recently approximated $50,000 per month. These costs could increase as we market and introduce our products and expand our production, distribution, service and administrative functions in future months.  We may also incur future financing costs and noncash share-based compensation costs depending on future option grants that are impacted by stock prices and other valuation factors.

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010
The following is a discussion of the results of our operations for the three months ended March 31, 2011 and 2010.

Revenues
Revenues were $249,395 for the three months ended March 31, 2010 and reflected sales by LRAD Corporation of the HSS H450 product model. As we are developing a new product line, we have no plans to sell the H450 product and had no revenues for the three months ended March 31, 2011. Prior period revenues are not indicative of future revenues that may be generated when and if our new product line is introduced to the market.

Gross Profit
Gross profit for the three months ended March 31, 2010 was $30,249. Past margins are not indicative of any possible future margins that may result from the new product line that will have different selling prices and a different cost and manufacturing structure.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2011 were $147,991. Major cost categories included compensation costs of $80,500 (including $23,605 of non-cash share-based compensation costs and $33,660 of accrued officer compensation), trade show expense of $20,700, professional fees of $17,200, public company costs of $13,100 and occupancy costs of $8,700. We believe these costs may increase in future quarters as a result of decisions regarding trade shows, marketing and travel, staffing and financing.

 Selling, general and administrative expenses for the three months ended March 31, 2010 were $108,264 including $1,915 of non-cash share based compensation expenses. These historical carve-out and allocated costs are not indicative of our current or future operations.

Research and Development Expenses and Patent and Inventory Impairment Expense
Research and development expenses for the three months ended March 31, 2011 were $138,007. Major cost categories included compensation costs of $65,200 (consisting of $27,735 of non-cash share-based compensation costs and $26,040 of accrued officer compensation), $20,700 of outside engineering costs and $24,700 of prototype related costs. The scope and magnitude of our future research and development expenses are difficult to predict as the amounts required for product development costs including tooling, testing and start-up production are difficult to estimate but could be substantial.

LRAD Corporation did not have any development staff for the HSS product line during the three months ended March 31, 2010. Research and development expenses consisted entirely of $16,185 of patent amortization expenses.

Patent impairment expenses consist of amounts expensed for patents no longer necessary to support the Company’s business strategy. During the three months ended March 31, 2011 and 2010 patent impairment expenses were $14,374 and $1,495, respectively. The impairment for the most recent quarter resulted from decisions to no longer pursue certain patents and patent applications not core to our patent strategy. We intend to retain certain U.S. patents and are pursuing additional pending patents applicable to our planned new generation product (HSS-III) and we intend to retain certain existing U.S. patents as defensive or blocking patents. We are considering filing additional patents related to our technology. We do not anticipate any significant patent impairment charges in future quarters of fiscal 2011.

Other Expense
Net other expenses were $74,941 for the three months ended March 31, 2011 and nil for the comparable prior period. The Company accrued interest expense of $13,808 on its 8% subordinated notes and recorded $61,772 of non-cash amortization costs related to the previously capitalized deferred finance charges and debt discount recorded in connection with warrants issued with the notes.

Net Loss
The net loss for the three months ended March 31, 2011 and 2010 was $375,313 and $95,695, respectively. We expect to incur additional net losses until we introduce our new product line and are able to generate sufficient margins to cover operating costs.

Comparison of Results of Operations for the Six Months Ended March 31, 2011 and 2010
The following is a discussion of the results of our operations for the six months ended March 31, 2011 and 2010.

Revenues
Revenues were $345,197 for the six months ended March 31, 2010 and reflected sales by LRAD Corporation of the HSS H450 product model. We had no revenues for the six months ended March 31, 2011 as our new product line is not yet ready for sale. Prior period revenues are not indicative of future revenues that may be generated when and if our new product line is introduced to the market.

Gross Profit
Gross profit for the six months ended March 31, 2010 was $53,701. Past margins are not indicative of any possible future margins that may result from the new product line that will have different selling prices and a different cost and manufacturing structure.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended March 31, 2011 were $277,335. Major cost categories included compensation costs of $154,500 (including $43,199 of non-cash share-based compensation costs and $65,160 of accrued officer compensation), trade show expense of $21,100, professional fees of $48,000, public company costs of $27,500 and occupancy costs of $17,800. We believe these costs may increase in future quarters as a result of decisions regarding trade shows, marketing and travel, staffing and financing.

 Selling, general and administrative expenses for the six months ended March 31, 2010 were $152,134 including $3,994 of non-cash share based compensation expenses. These historical carve-out and allocated costs are not indicative of our current or future operations.

Research and Development Expenses and Patent and Inventory Impairment Expense
Research and development expenses for the six months ended March 31, 2011 were $250,162. Major cost categories included compensation costs of $105,600 (consisting of $47,116 of non-cash share-based compensation costs and $47,040 of accrued officer compensation), $65,510 of outside engineering costs and $29,000 of prototype related costs. The scope and magnitude of our future research and development expenses are difficult to predict as the amounts required for product development costs including tooling, testing and start-up production are difficult to estimate but could be substantial.

LRAD Corporation did not have any development staff for the HSS product line during the six months ended March 31, 2010. Research and development expenses consisted entirely of $33,144 of patent amortization expenses.

During the six months ended March 31, 2011 and 2010 patent impairment expenses were $28,616 and $22,296, respectively.

Other Expense
Net other expenses were $145,140 for the six months ended March 31, 2011 and nil for the comparable prior period. The Company accrued interest expense of $27,923 on its 8% subordinated notes and recorded $117,933 of non-cash amortization costs related to the previously capitalized deferred finance charges and debt discount recorded in connection with warrants issued with the notes.

Net Loss
The net loss for the six months ended March 31, 2011 and 2010 was $701,253 and $153,873, respectively. We expect to incur additional net losses until we introduce our new product line and are able to generate sufficient margins to cover operating costs.

Liquidity and Capital Resources

Overview
Historically prior to the Spin-Off, our sole source of liquidity was funding from LRAD Corporation. In connection with the Spin-Off, we obtained $450,000 of proceeds from our debt financing and on February 22, 2011 we obtained $1,000,000 of proceeds from an equity financing. We expect to generate future revenues from the sale of products after introduction of our new product line.

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

Assuming we can refinance our otherwise settle our $700,000 of subordinated debt, we believe we have sufficient capital to maintain planned operations for the next twelve months We believe additional resources may be obtained from selling our new products to existing and new HSS business customers. Should we be required to repay the $700,000 when due then we may require approximately $450,000 of additional capital assuming no product sales. There is no assurance that any future debt or equity financing will be available to us. Failure to refinance our debt or secure additional financing or to quickly produce and sell our new products could have a material adverse effect on our operations and force us to curtail our planned activities.

Our cash operating costs currently approximate $50,000 per month and future expenditures for product development, marketing, distribution and production start-up are difficult to estimate at this time. At March 31, 2011 we were committed for approximately $55,000 of laboratory machinery costs and $83,000 for future inventory deliveries that are generally subject to modification or rescheduling in the normal course of business. We expect we will require approximately $20,000 of additional engineering and testing costs prior to initial product sales. Our demands for operating and working capital funds could grow rapidly based on decisions regarding staffing, development, production, marketing and other functions and based on factors outside our control.

We currently have no other commitments requiring liquidity. However, as described above, should we not generate sufficient funds from operations or arrange other financing or otherwise retire our $700,000 of subordinated notes due September 28, 2011, then we will be required to renegotiate or refinance such debt and there is no assurance we can do so on acceptable terms. Failure to timely obtain any required additional financing in the future will have a material adverse affect on our company. Our ability to continue as a going concern is dependent upon achieving a profitable level of operations and until then obtaining additional financing.

Our future capital requirements, cash flows and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:
•	the timing of the availability of our new product line for sale to customers;
•	the timing and extent of any market acceptance of our products;
•	the costs, timing and outcome of planned production and required customer and regulatory compliance of our new products;
•	the costs of preparing, filing and prosecuting our patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;
•	the costs and timing of additional product development and marketing efforts;
•	the costs, timing and outcome of any future warranty claims or litigation against us associated with any of our products; and
•	the timing and costs associated with any new financing.

Cash Flows

Operating Activities
During the six months ended March 31, 2011 cash used in operating activities was $450,936. The net loss of $701,253 was reduced by non-cash expenses of $280,059. Cash used in operating activities was reduced by a $115,123 increase in accrued liabilities and increased by a $94,364 reduction in accounts payable and a $44,549 increase in prepaid expenses and other current assets primarily tooling deposits.

For the prior comparable period ended March 31, 2010 cash provided by operating activities, all accruing to LRAD Corporation, was $82,101.

Investing Activities
We used cash of $16,436 for equipment purchases during the six months ended March 31, 2011. At March 31, 2011 we were committed to approximately $55,000 for laboratory machinery and have no other material commitments for future capital expenditures.

Financing Activities
Prior to September 27, 2010 all cash and investments were held and managed by LRAD Corporation. Accordingly, cash used to pay expenses or cash collected from customers by LRAD Corporation were recorded as an increase or decrease in the LRAD Corporation net investment. During the six months ended March 31, 2011 we obtained net proceeds of $956,446 from the sale of common stock.

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

Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended March 31, 2011, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

At the conclusion of the period ended March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (our PEO) and our Chief Financial Officer (our PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective at the reasonable assurance level due to the existence of known material weaknesses in our internal control over financial reporting as summarized in the following paragraph.

Our current management and director team took control of our operations on September 27, 2010. As of March 31, 2011 we had three employees other than our two executive officers and we had two directors only one of which was independent. Through March 31, 2011 we have yet to form an independent audit committee and as a result we lacked independent oversight by an audit committee of independent members of the Board of Directors. Also our Chief Financial Officer was responsible for initiating transactions, had custody of assets, recorded and reconciled transactions and prepared our period end financial reports without the sufficient segregation of conflicting duties normally required for effective internal control. We believe the lack of independent oversight and lack of segregation of duties are material weaknesses in our internal controls at March 31, 2011 affecting management’s ability to conclude that our disclosure controls and procedures were effective at the reasonable assurance level.

At the end of fiscal 2011 we will be required to include a report of management's assessment regarding internal control over financial reporting in our Annual Report on Form 10-K. While we plan to attempt to remediate the above noted material weaknesses during fiscal 2011, there is no assurance we can remediate these control deficiencies in a timely manner.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None

Item 6.	Exhibits

4.1
Form of Warrant to Purchase Common Stock issued by the Company on February 22, 2011. (Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the Securities and Exchange Commission on February 28, 2011)

10.1
Securities Purchase Agreement, dated as of February 22, 2011, by and among the Company and the Investors set forth on the signature pages affixed hereto. (Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the Securities and Exchange Commission on February 28, 2011)

10.2
Registration Rights Agreement, dated as of February 22, 2011, by and among the Company and the Investors set forth therein. (Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the Securities and Exchange Commission on February 28, 2011)

31.1
Certification of Elwood G. Norris, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

PARAMETRIC SOUND CORPORATION

Date: April 28, 2011	By:	/S/ JAMES A. BARNES
James A. Barnes, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)