Form 10-Q
period 2011-06-30
Parametric Sound Corp
filed 2011-08-02
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

The number of shares of Common Stock, $0.001 par value, outstanding on July 31, 2011 was 19,117,027.

PARAMETRIC SOUND CORPORATION

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

Parametric Sound Corporation
Condensed Balance Sheets

	June 30,
	2011	September 30,
	(unaudited)	2010
ASSETS
Current assets:
Cash	$482,077	$439,385
Inventories, net	103,085	206
Prepaid expenses and other current assets	56,906	20,779
Total current assets	642,068	460,370
Equipment and tooling, net	157,683	8,091
Patents and trademarks, net	150,357	175,726
Total assets	$950,108	$644,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$68,610	$147,670
Accrued liabilities	178,578	27,307
Subordinated notes payable, net of discount of $3,312 and $263,272, respectively	26,688	436,728
Total current liabilities	273,876	611,705

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none issued and outstanding	-	-
Common stock, $0.001 par value, authorized 50,000,000 shares, 19,117,027 and 15,306,064 shares issued and outstanding, respectively	19,117	15,306
Additional paid-in capital	2,529,087	703,127
Accumulated deficit	(1,871,972)	(685,951)
Total stockholders' equity	676,232	32,482
Total liabilities and stockholders' equity	$950,108	$644,187

See accompanying notes to financial statements

Parametric Sound Corporation
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Product sales	$-	$167,224	$-	$512,369
Other revenue	1,844	7,657	1,844	7,709
Total revenues	1,844	174,881	1,844	520,078
Cost of revenues	-	149,907	-	441,403
Gross profit	1,844	24,974	1,844	78,675

Operating expenses:
Selling, general and administrative	146,867	63,214	424,202	215,348
Research and development	182,015	16,762	432,177	49,906
Patent impairment	-	18,005	28,616	40,301
Total operating expenses	328,882	97,981	884,995	305,555
Loss from operations	(327,038)	(73,007)	(883,151)	(226,880)

Other income (expense):
Interest and note discount amortization	(158,712)	-	(304,568)	-
Other	982	-	1,698	-
	(157,730)	-	(302,870)	-
Net loss	$(484,768)	$(73,007)	$(1,186,021)	$(226,880)

Loss per basic and diluted common share	$(0.03)	$(0.00)	$(0.07)	$(0.01)
Weighted average shares used to compute net loss per basic and diluted common share	17,306,064	15,306,064	16,243,793	15,306,064

See accompanying notes to financial statements

Parametric Sound Corporation
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended
	June 30,
	2011	2010

Cash Flows From Operating Activities:
Net loss	$(1,186,021)	$(226,880)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	36,574	49,906
Debt discount and deferred financing cost amortization	262,683	-
Non-cash interest expense	37,400	-
Warranty provision	-	16,462
Inventory obsolescence	(22,872)	(26,159)
Share-based compensation	145,651	4,971
Impairment of patents	28,616	40,301
Changes in assets and liabilities:
Accounts receivable	-	(49,803)
Prepaid expenses and other current assets	(38,576)	-
Inventories	(80,007)	338,584
Accounts payable	(79,060)	1,245
Accrued liabilities	151,271	(33,164)
Net cash (used in) provided by operating activities	(744,341)	115,463

Cash Flows From Investing Activities:
Capital expenditures for equipment and tooling	(136,642)	-
Patent costs paid	(32,771)	(10,051)
Net cash used in investing activities	(169,413)	(10,051)

Cash Flows From Financing Activities:
Proceeds from sale of common stock and warrants	1,000,000	-
Offering costs paid	(43,554)	-
Net change in investment from LRAD Corporation	-	(105,412)
Net cash provided by (used in) financing activities	956,446	(105,412)

Net increase in cash and cash equivalents	42,692	-
Cash and cash equivalents, beginning of period	439,385	-
Cash and cash equivalents, end of period	$482,077	$-

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Purchase of tooling through issuance of stock options	$20,000	$-
Issuance of common stock upon warrant exercise in exchange for reduction in subordinated notes	$420,000	$-
Issuance of common stock in exchange for reduction of suborinated notes	$250,000	$-

See accompanying notes to financial statements

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
June 30, 2011

Note 1—Description of Business and Basis of Accounting/Presentation

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

Parametric Sound’s HSS technology consists of proprietary parametric sound technology that generates audible sound along an air column using ultrasonic frequencies above the normal range of hearing. HSS products are compatible with standard media sources and the highly directional sound beam localizes or shines sound where intended by users. The Company is selling its new products (HSS-3000 products) and has no plans to sell product models previously sold by LRAD Corporation. The Company’s corporate headquarters are located in Henderson, Nevada and product development and assembly is performed in San Diego County, California. Principal markets for the Company’s products are North America, Europe and Asia.

Basis of Accounting
The accompanying unaudited interim financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements contain all adjustments necessary in order make the financial statements not misleading. The condensed balance sheet as of September 30, 2010 was derived from the Company’s most recent audited financial statements. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended September 30, 2010, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. Operating results for the three and nine months ended June 30, 2011 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

Pre Spin-Off Prior Year Financial Statements
The Company’s balance sheet as of September 30, 2010, reflects the opening balances of Parametric Sound as an independent company on September 27, 2010 adjusted for separate company activity through September 30, 2010 including certain start-up, Spin-Off and technology costs incurred on the Company’s behalf prior to the Spin-Off.  The Company’s financial statements for the three and nine months ended June 30, 2010 were derived from LRAD Corporation’s historical consolidated financial statements using LRAD Corporation’s historical cost basis of assets and liabilities of the various activities that reflect the results of operations, financial condition and cash flows of Parametric Sound as a component of LRAD Corporation. Historically, the HSS business in LRAD Corporation operated as a product line and not a separate segment and not as an independent stand-alone business. For purposes of preparing the financial statements in the year and interim periods prior to the September 27, 2010 separation, Parametric Sound was allocated certain expenses from LRAD Corporation with such expenses reflected in the statements of operations as expense allocations from LRAD Corporation. Management believes that the assumptions and allocation methods underlying such prior year financial statements are reasonable in all material respects. However, the costs allocated to the Company are not necessarily indicative of the costs that would have been incurred if the Company operated as a stand-alone entity during the three and nine months ended June 30, 2010.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
June 30, 2011

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: valuation of inventory, impairment of patent assets, the fair value of share-based compensation and warrants, and valuation allowance related to deferred tax assets.

Liquidity/Going Concern
The financial statements have been prepared on a going concern basis contemplating the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $1,186,021 for the nine months ended June 30, 2011.  The Company obtained proceeds of $450,000 through the issuance of subordinated notes payable and warrants on September 28, 2010 (see Note 7) and also obtained proceeds of $1,000,000 from the sale of common stock and warrants on February 22, 2011 (see Note 9). Other than cash on hand, the Company has no other sources of financing as of June 30, 2011 currently available. In July 2011 the Company commenced deliveries of new products based on its HSS-III technology and does not plan to sell HSS product models previously sold by LRAD Corporation. Accordingly historical revenues are no indication of future revenues and there can be no assurance that Parametric Sound’s new product line will achieve any market success. The Company will be reliant on existing working capital or obtaining additional debt or equity financing sufficient to sustain operations until profitability can be achieved.

The continuation of the Company as a going concern is dependent on its ability to grow revenues, and if necessary, to obtain additional financing from outside sources. There is no assurance that the Company will be successful in generating or raising funds, if necessary, to sustain its operations for twelve months or beyond. Should the Company be unable to generate funds or obtain required financing, it may have to curtail operations, which may have a material adverse effect on its financial position and results of operations. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Financial Instruments
At June 30, 2011, there was no difference between the carrying values of the Company’s cash equivalents and fair market value. For certain financial instruments, including accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

Reclassifications
Where necessary, the prior year’s information has been reclassified to conform to the current period’s statement presentation.

Loss Per Share
Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants exercisable for 3,700,000 shares of common stock were outstanding at June 30, 2011. These securities are not included in the computation of diluted net loss per common share because of the losses, but could potentially dilute earnings per share in future periods.

For the prior year periods ended June 30, 2010 the pro forma net loss per basic and diluted share and the weighted-average shares outstanding were calculated based on the 15,306,064 shares issued in connection with the Spin-Off.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
June 30, 2011

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

On September 27, 2010, the Company entered into a Separation and Distribution Agreement (“Separation Agreement”) with LRAD Corporation that set forth the terms and conditions of the separation of the Company from LRAD Corporation, provides the framework for the relationship between the Company and LRAD Corporation following the separation and provides for the allocation of assets, liabilities and obligations between the Company and LRAD Corporation in connection with the separation. The Separation Agreement provided for a transition related to HSS business and customers with LRAD Corporation fulfilling orders received through September 27, 2010. Thereafter LRAD Corporation could fulfill continuing purchase orders for one project with customer Cardinal Health through the completion of the project and through December 31, 2010 could accept unsolicited follow-on orders for HSS products from prior customers. LRAD Corporation retained inventory and supplies to fulfill such anticipated orders and is responsible for warranty, returns and related liabilities for such customers and sales. On September 27, 2010 the Company also entered into a Tax Sharing Agreement with LRAD Corporation that generally governs the parties’ respective rights, responsibilities and obligations after the separation with respect to taxes.

The total value of the LRAD Corporation stock dividend of $454,006 was based on the net book value of the net assets that were transferred from LRAD Corporation in connection with the Spin-Off in accordance with ASC 845-10-30-10, Nonreciprocal Transfers with Owners.

3. Inventories, net

Inventory is recorded at the lower of cost and net realizable value. The cost of substantially all of the Company’s inventory is determined by the weighted average cost method. Inventories consisted of the following:

	June 30,	September 30,
	2011	2010
Finished goods	$7,492	$-
Work in process	39,289	-
Raw materials	184,859	151,633
	231,640	151,633
Reserve for obsolescence	(128,555)	(151,427)
	$103,085	$206

The reserve for obsolescence relates to raw materials obtained at the Spin-Off that were previously reserved by LRAD Corporation as excess materials, but which are expected to be used to produce the Company’s HSS-3000 products. The changes in the obsolescence reserve during the nine months ended June 30, 2011 of $22,872 represents the cost of such materials used by the Company during this period in the production of HSS-3000 products.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
June 30, 2011

4. Equipment and Tooling, net

Equipment and tooling consisted of the following:

	June 30,	September 30,
	2011	2010
Equipment	$142,251	$44,369
Tooling	124,299	65,539
	266,550	109,908
Accumulated deprcciation	(108,867)	(101,817)
	$157,683	$8,091

Depreciation expense was $7,050 and $-0- for the nine months ended June 30, 2011 and 2010, respectively.

5. Patents and Trademarks, net

Patents and trademarks consist of the following:

	June 30,	September 30,
	2011	2010
Patents	$189,784	$127,771
Defensive patents	151,317	222,017
Trademarks	6,292	6,292
	347,393	356,080
Accumulated amortization	(197,036)	(180,354)
	$150,357	$175,726

Aggregate amortization expense for the Company’s patents and trademarks was $29,524 and $49,906 during the nine months ended June 30, 2011 and 2010, respectively. In addition to amortization, the Company wrote off $28,616 and $40,301 of impaired patent costs during the nine months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011 estimated patent and trademark amortization expense for each of the next five fiscal years and thereafter are as follows:

Estimated
Amortization
Fiscal Years Ending September 30,	Expense
2011 (3 months remaining)	8,918
2012	35,671
2013	27,141
2014	24,798
2015	15,793
Thereafter	38,036

6. Accrued Liabilities

Effective October 1, 2010 the Company began accruing monthly compensation for the services of its two executive officers in the aggregate amount of $17,500 per month.  The balance of accrued compensation and related employment taxes at June 30, 2011 is included in accrued liabilities accruing without interest until the Board of Directors determines there are sufficient funds available to pay the accrued balances.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
June 30, 2011

Accrued liabilities consists of the following:

	June 30,	September 30,
	2011	2010
Accrued officer compensation	$168,300	$-
Accrued interest	4,521	307
Other	5,757	27,000
	$178,578	$27,307

7. Subordinated Notes Payable and Warrants

In September 2010 the Company sold $700,000 of 8% Subordinated Promissory Notes, due September 28, 2011 (the “Notes”), and accompanying warrants to purchase an aggregate of 1,400,000 shares of common stock exercisable at $0.30 per common share (“Warrants”). The Notes are subordinate to any senior debt so designated from time to time by the Board of Directors. Of the total Notes and Warrants issued, $260,000 of the Notes and 520,000 Warrants were purchased by Syzygy Licensing, LLC (“Syzygy”), a company owned and controlled by the Company’s President/CEO and Chief Financial Officer. An additional $100,000 of the Notes and 200,000 Warrants was purchased by an entity owned by the Company’s President/CEO.

The estimated relative fair value of the Warrants at the issuance date of $264,427 was recorded as a note discount and is being amortized as additional interest expense using the effective interest method over the term of the Notes.  During the three and nine months ended June 30, 2011,  $143,425 and $259,960, respectively, of this discount was amortized, and as of  June 30, 2011the net unamortized note discount balance on the remaining Notes was $3,312.

On June 30, 2011, all 1,400,000 Warrants were exercised by the holders, and pursuant to the terms of the Note agreement, the Company exercised its right to offset the purchase price of the Warrants against the outstanding Note principal amount.  Accordingly, as a result of the Warrant exercise, the principal balance of the Notes was reduced by $420,000 (see Note 9).

Also on June 30, 2011 the Company and certain Note holders entered into an agreement pursuant to which the Note holders agreed to convert an additional $250,000 of Note principal plus $37,674 of accrued interest on the Notes into 410,963 shares of the Company’s common stock based on a conversion price of $0.70 per share.  As the addition of the conversion feature to the Note was deemed to be a substantial modification of the Note agreement, this transaction was accounted for as a debt extinguishment. The Company determined that the reacquisition price of the debt was equal to the outstanding Note principal plus accrued interest, and accordingly, no gain or loss on the debt extinguishment transaction was recorded (see Note 9).

The Warrants exercised included an aggregate 720,000 Warrants held by the companies controlled by the Company’s President/CEO and CFO as described above, resulting in the reduction of the Note principal amounts held by these companies of $216,000.  The Notes and accrued interest converted pursuant to this agreement included aggregate Note principal and accrued interest of $144,000 and $21,698, respectively, relating to Notes held by the companies controlled by the Company’s President/CEO and CFO as described above.  As a result of these transactions, there were no Notes or Warrants held by these companies, and there was no accrued interest owed to these companies as of June 30, 2011.

The Company incurred interest expense of $14,595 and $41,888, respectively for the three and nine month periods ended June 30, 2011 in connection with the Notes. Accrued interest related to the Notes at June 30, 2011 was $4,521 and is included in accrued liabilities.  At June 30, 2011 an aggregate of $30,000 principal of Notes remained outstanding.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
June 30, 2011

8. Share-Based Compensation

Pursuant to LRAD Corporation’s 2005 Equity Incentive Plan, the Company recorded $4,971 of share-based compensation expense for the nine months ended June 30, 2010 related to personnel whose salary and benefit costs were allocated to the Company. No stock options were granted to such allocated personnel during fiscal 2010 and no legacy options were assumed by the Company in connection with the Spin-Off.

On September 27, 2010 the Company adopted the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan authorizes the grant of options to purchase up to 3,000,000 shares of the Company’s common stock to directors, officers, employees and consultants.  During the nine months ended June 30, 2011 the Company granted options on 1,700,000 shares of common stock under the 2010 Plan.

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

Nine Months Ended
June 30,
2011
Volatility	100%
Risk-free interest rate	1.16%
Forfeiture rate	0.00%
Dividend yield	0.00%
Expected life in years	4.75
Weighted average fair value of options granted	$0.25

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

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
June 30, 2011

The Company recorded share-based compensation in its statements of operations for the relevant periods as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenue	$-	$-	$-	$388
Selling, general and administrative	24,682	589	67,881	4,583
Research and development	30,654	-	77,770	-
	$55,336	$589	$145,651	$4,971

In addition the Company issued stock options valued at $20,000 during the nine months ended June 30, 2011 to a vendor as payment for tooling costs which was capitalized and included in equipment and tooling at June 30, 2011. The recorded value of these options was determined based on the value of the services provided as this was deemed to be a more reliable measurement of the consideration received.

As of June 30, 2011 total estimated compensation cost relating to stock options granted but not yet vested was $267,042. This cost is expected to be recognized over the weighted average period of 1.3 years.

The following table summarizes stock option activity for the period:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (2)
Outstanding October 1, 2010	-	-
Granted	1,700,000	$0.34
Canceled/expired	-	-
Exercised	-	-
Outstanding June 30, 2011 (1)	1,700,000	$0.34	$984,050
Exercisable June 30, 2011	635,000	$0.34	$370,400

(1)	Options outstanding are exercisable at prices ranging from $0.30 to $0.66 and expire in 2015 to 2016.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on June 30, 2011 of $0.92.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
June 30, 2011

9. Stockholders’ Equity

Summary
The following table summarizes stockholders’ equity activity for the nine months ended June 30, 2011:

Parametric Sound Corporation
Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2010	15,306,064	$15,306	$703,127	$(685,951)	$32,482
Sale of common stock and warrants at $0.50 per share, net of offering costs of $43,554	2,000,000	2,000	954,446	-	956,446
Warrants exercised at $0.30 per share applied to pay subordinated notes	1,400,000	1,400	418,600	-	420,000
Common stock issued at $0.70 per share to pay subordinated notes	410,963	411	287,263	-	287,674
Share-based compensation expense	-	-	145,651	-	145,651
Stock options issued for tooling costs	-	-	20,000	-	20,000
Net loss for the period11	-	-	-	(1,186,021)	(1,186,021)
Balance at June 30, 2011	19,117,027	$19,117	$2,529,087	$(1,871,972)	$676,232

Sale of Common Stock and Warrants
On February 22, 2011, the Company entered into a Securities Purchase Agreement with existing institutional shareholders (considered related parties due to greater than 10% ownership) and entities affiliated with our two officers, pursuant to which the Company issued and sold for cash 2,000,000 shares of common stock at a purchase price of $0.50 per share. In connection with the financing, the Company also issued warrants to the investors exercisable for an aggregate of 2,000,000 shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable until February 22, 2016.

In connection with the financing, the Company also entered into a registration rights agreement with the investors, pursuant to which the Company agreed to prepare, file and effect a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock issuable upon the exercise of the warrants. The required registration statement became effective on March 28, 2011 and the Company has agreed to use commercially reasonable efforts to maintain effectiveness. If the registration statement becomes ineffective other than for certain allowable periods, the Company will be obligated to pay liquidated damages to the purchasers in the amount of 1.5% of the invested amount for each 30-day period thereafter with the obligation terminating when the securities are sold or otherwise available for unrestricted sale. The Company evaluates this registration payment arrangement under ASC 825-20 Financial Instruments - Registration Payment Arrangements and has determined no obligation for future penalties is accruable under ASC 450-20 Contingencies - Loss Contingencies as of June 30, 2011.

Warrant Exercise
On June 30, 2011 a total of 1,400,000 warrants were exercised at a price of $0.30 per share.  Pursuant to the terms of the 8% Subordinated Promissory Note agreement entered into in September 2010, the Company exercised its right to offset the purchase price of the Warrants against the outstanding Note principal amount.  Accordingly, as a result of the warrant exercise, the principal balance of the Notes was reduced by $420,000 (see Note 7).

Conversion of Subordinated Promissory Notes and Accrued Interest
On June 30, 2011, subordinated promissory notes with an outstanding principal balance of $250,000 plus related accrued interest of $37,674 were converted into an aggregate of 410,963 shares of common stock (See Note 7).

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
June 30, 2011

Stock Purchase Warrants
The following table summarizes information on warrant activity during the nine months ended June 30, 2011:

	Number	Average Purchase Price Per Share
Shares purchasable under outstanding warrants at October 1, 2010	1,400,000	$0.30
Stock purchase warrants issued	2,000,000	$0.75
Stock purchase warrants exercised	(1,400,000)	$0.30
Shares purchasable under outstanding warrants at June 30, 2011	2,000,000	$0.75

The Company has outstanding share warrants as of June 30, 2011 held by related parties, as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Stock Purchase Warrants	2,000,000	$0.75	February 22, 2016

10. Commitments and Contingencies

Facility Leases
The Company’s executive office in Henderson, Nevada was occupied under a lease agreement that expired on June 30, 2011. The Company is continuing month to month rental at $500 per month for reduced space of approximately 500 square feet.

Commencing June 1, 2011 the Company leased 3,498 square feet of improved assembly and warehouse space in Poway, California for a period of 25 months terminating June 30, 2013. The gross monthly base rent is $3,498 through May 31, 2012 thereafter increasing to $3,603 per month for the term of the lease, subject to certain future adjustments. The Company’s President and CEO, Elwood G. Norris, executed a personal guarantee of the lease without compensation.

Technology License Agreement
The Company is obligated to pay royalties and make certain future expenditures pursuant to a license and royalty agreement dated September 27, 2010 with Syzygy.  The agreement provides for future royalties of 5% of revenues from products employing the licensed parametric sound technology and a term of 20 years or the life of any resulting patent, whichever is greater. In the event no patent covering the licensed technology is issued after four years, then the royalty rate shall reduce to 3% in any territory until or if a patent is issued for any such territory. The Company may not sublicense without the permission of Syzygy, and sublicense royalty rates are subject to future negotiation in good faith. The license may terminate if the Company does not use commercially reasonable efforts to pursue the parametric sound business. The Company is obligated to reimburse Syzygy’s future costs, in filing for, prosecuting and maintaining any of the licensed patents in the United States. The Company may request that Syzygy file patent applications in additional territories, in which case the Company shall reimburse Syzygy for all costs associated therewith.

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

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
June 30, 2011

11. Related Party Transactions

Allocation of Expenses
Results presented for interim periods prior to September 27, 2010 are derived from the consolidated financial statements and accounting records of LRAD Corporation (see Note 1).

The financial statements for the prior year interim periods include expense allocations for certain functions provided by LRAD Corporation, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, employee benefits and incentives. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or other measure. During the nine months ended June 30, 2010, the Company was allocated $346,624 for general corporate expenses, research and development expenses and manufacturing overhead expenses.

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
See Notes 2, 6, 7, 9 and 10 for additional related party transactions and information.

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

We are a sound technology company focused on delivering directed parametric sound solutions to customers primarily in digital signage, point-of-purchase, in-store networks and related markets that benefit from sound that can be focused and controlled in specified locations. We began commercial production of our new HSS-3000 products in the fiscal quarter ended June 30, 2011 and commercial shipments in July 2011. There can be no assurance regarding the amount of future revenues from this product line.

Organization
In April 2010, the board of directors of LRAD Corporation approved a plan to separate its HyperSonic Sound (“HSS”) product line into a new independent, stand-alone company. In a special meeting of stockholders held June 2, 2010, the proposal to separate the HSS business was approved, and on June 2, 2010, LRAD Corporation created a new wholly owned subsidiary, Parametric Sound Corporation ("we", "us", "our", "Parametric Sound" or the "Company"), into which the HSS business and substantially all of the assets of the business and associated intellectual property rights were contributed.

The Spin-Off and distribution of 100% of our common stock to the stockholders of LRAD Corporation occurred on September 27, 2010, at a ratio of one share of our common stock for each two shares of LRAD Corporation common stock held by each such holder as of the record date of September 10, 2010. LRAD Corporation no longer has any ownership or other form of interest in our Company.

Basis of Presentation
Our balance sheet as of September 30, 2010, reflected the opening balances of Parametric Sound as an independent company on September 27, 2010 adjusted for separate company activity through September 30, 2010 including certain start-up, Spin-Off and technology costs incurred on our behalf prior to the Spin-Off.  Our financial statements for the three and nine months ended June 30, 2010 were derived from LRAD Corporation’s historical consolidated financial statements using LRAD Corporation’s historical costs basis of assets and liabilities of the various activities that reflect the results of operations, financial condition and cash flows of Parametric Sound as a component of LRAD Corporation. Historically, the HSS business in LRAD Corporation operated as a product line and not a separate segment and not as an independent stand-alone business. For purposes of preparing the financial statements in the prior year prior to the September 27, 2010 separation, we were allocated certain expenses from LRAD Corporation with such expenses reflected in the statements of operations as expense allocations from LRAD Corporation. Management believes that the assumptions and allocation methods underlying such prior year financial statements are reasonable in all material respects. However, the costs allocated to our Company are not necessarily indicative of the costs that would have been incurred if we had operated as a stand-alone entity during the three and nine months ended June 30, 2010.

Liquidity/Going Concern
The financial statements have been prepared on a going concern basis contemplating the realization of assets and the satisfaction of liabilities in the normal course of business. We had a net loss of $1,186,021 for the nine months ended June 30, 2011. We obtained proceeds of $450,000 and paid pre Spin-Off costs of $250,000 by issuing $700,000 of subordinated notes payable and warrants at the time of the Spin-Off. A total of $670,000 in principal amount of the subordinated notes was exercised for or converted into common stock at June 30, 2011. We also obtained proceeds of $1,000,000 from the sale of common stock and warrants on February 22, 2011. Other than cash on hand, we have no other sources of financing available as of June 30, 2011. We recently began shipments of new HSS-3000 products and do not plan to sell any HSS product models previously sold by LRAD Corporation. Accordingly historical revenues are no indication of future revenues and there can be no assurance that our new products will achieve any market success. We will be reliant on existing resources or additional debt or equity financing sufficient to sustain operations until profitability can be achieved.

Our continuation as a going concern is dependent on our ability to grow revenues, and if necessary, to obtain additional financing from outside sources. There is no assurance that we will be successful in generating or raising sufficient funds to sustain our operations for twelve months or beyond. Should we be unable to generate funds or obtain required financing, we may have to curtail operations, which may have a material adverse effect on our financial position and results of operations. The accompanying financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Challenges, Opportunities, and Uncertainties
Prior to the September 27, 2010, our business was operated as a part of LRAD Corporation’s sound products business. We are now an independent, stand-alone public company without any ongoing support or services from LRAD Corporation. Accordingly, we are developing business functions including research and development, production, marketing, sales, distribution, service and administration. Until we grow revenues and margins or obtain additional financing, we have limited personnel to accomplish these functions. Given our limited personnel, there is risk and uncertainty whether we can timely develop required functional activities and achieve important milestones, including obtaining orders from existing and new customers.

We are unable to predict the market acceptance of our new products or the level of future sales. However, due to our new technology and reduced component costs, we are offering improved HSS-III technology systems at more competitive prices than in the past, and we believe this creates new opportunities for directed sound. We believe there are opportunities to grow the HSS business for use in growing markets for digital signage, point-of-purchase, in-store networks, computers, 3D sound and related markets and applications. However, we have only recently commenced marketing and selling our new HSS-3000 products.

We are reliant on our existing resources or possible future debt or equity financing for working capital. We may need additional capital to grow revenues or pay operating costs until sustained profitability is achieved. Obtaining any required additional financing in the future could be a significant management challenge and failure to secure financing, if necessary, would have a material adverse affect on our company. Our ability to continue as a going concern is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the nine months ended June 30, 2011. For further information on our critical accounting policies, refer to Note 1 to the financial statements in our Annual Report on Form 10-K for the year ended September 30, 2010.

Revenues, Product Costs and Operating Expenses
We had revenue of $1,844 from sale of excess components acquired in the Spin-Off. After several months of customer evaluation and testing, in July 2011 we commenced sales of our HSS-3000 HyperSonic Sound Audio Systems. We began accepting orders from select customers in our third quarter and had backlog of $43,000 at June 30, 2011. Since we only offer our new products, prior year sales and historical margins are not indicative of future results.  We are encouraged by initial response to our new products but we cannot predict the degree of acceptance by existing or new customers or the level of future product revenues and margins.

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

The scope and magnitude of our future research and development expenses are difficult to predict at this time. Although we have successfully completed development of our first two HSS-III generation products our research and development efforts are focused on a product development roadmap to further enhance our product offerings and create products for new markets. The timing and amounts required for these efforts are difficult to estimate at this time but could be substantial. Again, historical expenditures are not indicative of future expenditures.

Our cash operating costs now approximate $50,000 per month. These costs could increase as we market our products or expand production, distribution, service and administrative functions in future months.  We may also incur future financing costs and noncash share-based compensation costs depending on future option grants that are impacted by stock prices and other valuation factors.

Comparison of Results of Operations for the Three Months Ended June 30, 2011 and 2010
The following is a discussion of the results of our operations for the three months ended June 30, 2011 and 2010.

Revenues
Revenues were $174,881 for the three months ended June 30, 2010 and reflected sales by LRAD Corporation of the HSS H450 product model. We have no plans to sell the H450 product and our revenue of $1,844 for the three months ended June 30, 2011 resulted from the sale of excess components acquired in the Spin-Off. Prior period revenues are not indicative of future revenues that may be generated from our new HSS-III technology products. Our backlog was $43,000 at June 30, 2011. In July 2011 we commenced sales of HSS-3000 HyperSonic Sound Audio Systems.

Gross Profit
Gross profit for the three months ended June 30, 2010 was $24,974. Past margins are not indicative of future margins from our new products that have different selling prices and a different cost and manufacturing structure.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2011 were $146,867. Major cost categories included compensation costs of $82,500 (including $24,682 of non-cash share-based compensation costs and $32,580 of accrued officer compensation), trade show expense of $8,400, professional fees of $16,000, public company costs of $21,700 and occupancy costs of $12,400. We believe these costs may increase in future quarters as a result of decisions regarding trade shows, marketing, travel and staffing.

Selling, general and administrative expenses for the three months ended June 30, 2010 were $63,214 including $589 of non-cash share based compensation expenses. These historical carve-out and allocated costs are not indicative of our current or future operations.

Research and Development Expenses and Patent Impairment Expense
Research and development expenses for the three months ended June 30, 2011 were $182,015. Major cost categories included compensation costs of $95,600 (consisting of $30,654 of non-cash share-based compensation costs and $23,520 of accrued officer compensation), $21,100 of outside engineering and consulting costs and $40,300 of prototype related costs. The scope and magnitude of our future research and development expenses are difficult to predict as the amounts required for future product development costs are difficult to estimate but could be substantial.

LRAD Corporation did not have any development staff for the HSS product line during the three months ended June 30, 2010. Research and development expenses consisted entirely of $16,272 of patent amortization expenses.

Patent impairment expenses consist of amounts expensed for patents no longer necessary to support the Company’s business strategy. During the three months ended June 30, 2010 patent impairment expenses were $18,005. There was no impairment for the most recent quarter. We intend to retain certain U.S. patents and are pursuing additional patents applicable to our planned new generation technology (HSS-III) and we intend to retain certain existing U.S. patents as defensive or blocking patents. We are considering filing additional patents related to our technology. We do not currently anticipate any significant patent impairment charges in future quarters of fiscal 2011 or 2012.

Other Expense
Net other expenses were $157,730 for the three months ended June 30, 2011 and nil for the comparable prior period. The Company accrued interest expense of $13,962 on its 8% subordinated notes and recorded $143,750 of non-cash amortization costs related to the previously capitalized deferred finance charges and debt discount recorded in connection with warrants issued with the notes. The amortization included acceleration associated with the June 30, 2011 conversion of $670,000 of the subordinated notes to common equity.

Net Loss
The net loss for the three months ended June 30, 2011 and 2010 was $484,768 and $73,007, respectively. We expect to incur additional net losses until we are able to grow revenues to generate sufficient margins to cover operating costs.

Comparison of Results of Operations for the Nine Months Ended June 30, 2011 and 2010
The following is a discussion of the results of our operations for the nine months ended June 30, 2011 and 2010.

Revenues
Revenues were $520,078 for the nine months ended June 30, 2010 and reflected sales by LRAD Corporation of the HSS H450 product model. Our revenue of $1,844 for the nine months ended June 30, 2011 resulted from the sale of excess components acquired in the Spin-Off. Prior period revenues are not indicative of future revenues that may be generated from our new HSS-3000 products.

Gross Profit
Gross profit for the nine months ended June 30, 2010 was $78,675. Past margins are not indicative of future margins from our new products that have different selling prices and a different cost and manufacturing structure.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended June 30, 2011 were $424,202. Major cost categories included compensation costs of $237,000 (including $67,881 of non-cash share-based compensation costs and $97,740 of accrued officer compensation), trade show expense of $29,500, professional fees of $64,000, public company costs of $49,300 and occupancy costs of $30,200.

Selling, general and administrative expenses for the nine months ended June 30, 2010 were $215,348 including $4,583 of non-cash share based compensation expenses.

Research and Development Expenses and Patent Impairment Expense
Research and development expenses for the nine months ended June 30, 2011 were $432,177. Major cost categories included compensation costs of $201,200 (consisting of $77,770 of non-cash share-based compensation costs and $70,560 of accrued officer compensation), $86,600 of outside engineering and consulting costs and $69,300 of prototype related costs.

LRAD Corporation did not have any development staff for the HSS product line during the nine months ended June 30, 2010. Research and development expenses consisted entirely of $49,906 of patent amortization expenses.

During the nine months ended June 30, 2011 and 2010 patent impairment expenses were $28,616 and $40,310, respectively.

Other Expense
Net other expenses were $302,870 for the nine months ended June 30, 2011 and nil for the comparable prior period. The Company accrued interest expense of $41,885 on its 8% subordinated notes and recorded $261,683 of non-cash amortization costs related to the previously capitalized deferred finance charges and debt discount recorded in connection with warrants issued with the notes.

Net Loss
The net loss for the nine months ended June 30, 2011 and 2010 was $1,186,021 and $226,880, respectively.

Liquidity and Capital Resources

Overview
Historically prior to the Spin-Off, our sole source of liquidity was funding from LRAD Corporation. We obtained proceeds of $450,000 and paid pre Spin-Off costs of $250,000 by issuing $700,000 of subordinated notes payable and warrants at the time of the Spin-Off. A total of $670,000 of the subordinated notes was exercised for or converted into common stock at June 30, 2011. We also obtained proceeds of $1,000,000 from the sale of common stock and warrants on February 22, 2011. In July 2011 we began to generate revenues from the sale of our new products.

At June 30, 2011 we had cash of $482,077 and our current assets exceeded our current liabilities by $368,192.

Capital Requirements
At the separation date, LRAD Corporation contributed substantially all of its HSS business assets to us, which consisted primarily of patents; inventory, which was previously nearly fully reserved for in LRAD Corporation's financial statements; and fully depreciated fixed assets. We received no accounts receivable or any cash from LRAD Corporation. We are now using certain fully reserved inventory with no stated book value in current production that is expected to reduce future cash production costs by approximately $128,000. Other than cash and inventory, we have no unused sources of liquidity at this time.

Our cash operating costs currently approximate $50,000 per month and future expenditure levels for product development, marketing and distribution are difficult to estimate at this time. At June 30, 2011 we were committed for approximately $278,500 for future inventory deliveries that are generally subject to modification or rescheduling in the normal course of business. We currently have no other commitments requiring liquidity.

Our future capital requirements, cash flows and results of operations could be affected by and will depend on many factors some of which are currently unknown to us, including:
•	market acceptance of our products and our ability to grow revenues;
•	the costs, timing and outcome of production and regulatory compliance of our products;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending any future intellectual property-related claims;
•	the costs and timing of additional product development and marketing efforts;
•	the costs, timing and outcome of any future warranty claims or litigation against us associated with any of our products; and
•	the timing and costs associated with any new financing.

Assuming planned sales and with the benefit of existing inventory and the fully reserved parts being used from the Spin-Off as described above, we believe we have sufficient capital to maintain planned operations for the next twelve months. Assuming no product sales we would require a minimum of approximately $150,000 of additional capital to sustain operations during the next twelve months given current operating expenditures. Our demands for operating and working capital funds could grow rapidly based on decisions regarding staffing, development, production, marketing and other functions and based on factors outside our control. We expect to obtain additional resources from increased sales of our products. Should we expand operations or should we require additional operating capital for any reasone, there can be  no assurance that any such required debt or equity financing will be available to us in the future. Failure to timely obtain any required additional financing in the future could have a material adverse affect on our company. Our ability to continue as a going concern is dependent upon growing product sales and achieving a profitable level of operations and until then obtaining additional financing if required.

Cash Flows

Operating Activities
During the nine months ended June 30, 2011 cash used in operating activities was $744,341. The net loss of $1,186,021 was reduced by non-cash expenses of $488,052. Cash used in operating activities was reduced by a $151,271 increase in accrued liabilities which included deferred officer compensation and increased by a $79,060 reduction in accounts payable, a $80,007 increase in inventories and a $38,576 increase in prepaid expenses and other current assets.

For the prior year’s period ended June 30, 2010 cash provided by operating activities, all accruing to LRAD Corporation, was $115,463.

Investing Activities
We used cash of $136,642 for equipment and tooling purchases and $32,771 for patent costs during the nine months ended June 30, 2011. We have no material commitments for future capital expenditures but expect to continue to incur patent costs in future quarters.

Financing Activities
Prior to September 27, 2010 all cash and investments were held and managed by LRAD Corporation. Accordingly, cash used to pay expenses or cash collected from customers by LRAD Corporation were recorded as an increase or decrease in the LRAD Corporation net investment. During the nine months ended June 30, 2011 we obtained net proceeds of $956,446 from the sale of common stock.

Non-cash Activities
A total of $670,000 of our subordinated notes was converted into common stock at June 30, 2011. This included $420,000 reduced as the exercise price of 1,400,000 stock purchase warrants at $0.30 per common share and $250,000 and accrued interest of $37,674 paid through the issuance of 410,963 shares of common stock at $0.70 per share. During the nine months ended June 30, 2011 we also paid for $20,000 of tooling costs through the grant of a stock option.

Contractual Obligations
Other than our obligations under our remaining outstanding subordinated notes of $30,000, we have no material contractual obligations other than aggregate facility and office lease and rent payments of $4,000 per month. A total of $500 is month to month rent and $3,500 is pursuant to a lease that expires in June 2013. We are obligated to pay to Syzygy up to a 5% royalty on future product sales for use of its patent pending technology and trade secrets included in the new product line.

Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended June 30, 2011, or subsequently thereto, that we believe are of potential significance to our financial statements.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

As a Smaller Reporting Company as defined by Rule12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e)) of the Securities Exchange Act of 1934, as amended (the "Exchange Act" are designed to ensure that (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

At the conclusion of the period ended June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (our PEO) and our Chief Financial Officer (our PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective at the reasonable assurance level due to the existence of known material weaknesses in our internal control over financial reporting as summarized in the following paragraph.

Our current management and director team took control of our operations on September 27, 2010. As of June 30, 2011 we had three employees other than our two executive officers along with contract workers. Our Chief Financial Officer was responsible for initiating transactions, had custody of assets, recorded and reconciled transactions and prepared our period end financial reports without the sufficient segregation of conflicting duties normally required for effective internal control. In May 2011 we formed an audit committee of independent directors to provide independent oversight. We believe the lack of segregation of duties is a material weakness in our internal controls at June 30, 2011 affecting management’s ability to conclude that our disclosure controls and procedures were effective at the reasonable assurance level.

At the end of fiscal 2011 we will be required to include a report of management's assessment regarding internal control over financial reporting in our Annual Report on Form 10-K. While we plan to attempt to remediate the above noted material weakness, there is no assurance we can remediate any control deficiencies in a timely manner.

Changes in Internal Control over Financial Reporting

Other than the appointment of an audit committee of independent board members, there have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies that may be identified during this process.

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

Extensible Business Reporting Language (XBRL) Exhibits*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_____________________
*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARAMETRIC SOUND CORPORATION

Date: August 2, 2011	By:	/s/ JAMES A. BARNES
James A. Barnes, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)