Form 10-K
period 2011-09-30
Parametric Sound Corp
filed 2011-11-22
CIK 1493761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the issuer’s Common Stock held by non-affiliates of the registrant on March 31, 2011 was approximately $6,789,577 based on the closing price as reported on the NASD’s OTC Electronic Bulletin Board system.

As of November 15, 2011 there were 19,517,027 shares of Parametric Sound Corporation Common Stock, par value $.001, outstanding.

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

PART I
ITEM 1. BUSINESS

Overview
Parametric Sound Corporation (“we”, “us”, “our”, “Parametric Sound” or the “Company”) was incorporated on June 2, 2010 as a new, wholly owned subsidiary of LRAD Corporation in order to effect the separation and spin-off of the Hypersonic Sound (“HSS”) business as a stand-alone, independent, publicly traded company. On September 27, 2010, LRAD Corporation contributed most of its HSS business assets and through a pro rata dividend distribution effected the 100% spin-off to its stockholders of 15,306,064 shares of our common stock. Our common stock is quoted on the OTC Bulletin Board (OTCBB) under the symbol PAMT.

We are a technology company with a substantial body of intellectual property focused on delivering novel directed audio solutions. Our HyperSonic® Sound (“HSS®”) technology pioneered the practical application of parametric acoustic technology for generating sound along a directional ultrasonic column. Our HSS-3000 product line delivers directed audio solutions to customers primarily for digital signage, point-of-purchase, in-store network and related applications that benefit from focused sound targeted to specific locations. Our principal markets are North America, Europe and Asia.

Our mission is to be the dominant worldwide provider of directed audio solutions improving the utility of sound to effectively communicate. A main advantage of directed audio is the ability to focus communications to target audiences without the disrupting clutter of unwanted ambient noise.

History
HSS pioneered a new paradigm in sound production based on well-known principles of physics. Parametric or nonlinear acoustics use changing pressures in air to produce sound indirectly by carrying content into the air along ultrasonic frequencies.

Parametric sound technology has gone through various iterations of both speaker (called emitters in parametric sound applications) designs and amplifier and processing electronics since active development began in 1995. From 2004 to 2010, LRAD Corporation sold over 11,000 HSS systems, mostly the legacy HSS H450 product model originally introduced in 2005. While we consider our Company the leader in this niche market, we believe the potential for applications of directed audio have not been realized primarily due to performance limitations of previous products and their relatively high cost compared to traditional sound systems for targeted applications.

Mr. Elwood G. Norris, our President and CEO, was the original inventor of the HSS technology in the 1990’s. In 2005 he was awarded the Lemelson-MIT Prize for the HSS acoustics innovation. In April 2009, he stepped down as Chairman of LRAD Corporation, in September 2009, he retired from an active role at LRAD Corporation and in June 2010, he resigned as a director to focus on development of our business. LRAD Corporation was focusing most of its financial, technical and marketing resources on its long-range acoustic hailing device product business. In January 2010, Mr. Norris began discussions with LRAD Corporation about the HSS business and the parties concluded that a spin-off would be in the best interests of stockholders, as this would provided the best means of improving the HSS technology and developing and commercializing a new HSS product line. In April 2010, LRAD Corporation’s Board of Directors approved a plan to spin-off the HSS business and the 100% spin-off was completed on September 27, 2010 when we became a stand-alone, independent, publicly traded company.

Starting in January 2010, Mr. Norris spent significant time evaluating the parametric sound technology, independently inventing new concepts and developing and testing new processing and control electronics and prototypes along with changes to the emitters to improve parametric sound reproduction. His goal was a quality directional sound solution more competitive in cost to existing audio systems for targeted applications, but with the benefit of directionality. Mr. Norris filed for patent protection on his innovations through Syzygy Licensing LLC (“Syzygy”), a company in which he is a majority owner and our Chief Financial Officer, Treasurer and Secretary James A. Barnes is minority owner and manager. The new technology and trade secrets were exclusively licensed to us at the spin-off (See “Business – License from Syzygy”).

Following the spin-off we were able to focus additional resources on developing, testing, tooling and producing a new line of HSS products, our HSS-3000 product series. These products build on prior HSS technology with the licensed new technology, feature new customer utility as a result of new designs and demonstrate improved performance at a reduced manufacturing cost. We consider this to be the third generation of the HSS technology and the current technology platform is referred to as HSS-III technology. After initial customer evaluations and testing, in July 2011 we commenced sales of new HSS-3000 products based on the HSS-III technology.

Technology
Common speaker types in use today such as dynamic, electrostatic, ribbon and other transducer-based designs, are direct radiating, and are fundamentally a piston action, directly pumping air molecules into motion to create audible sound waves the listener hears. Parametric, or nonlinear acoustics, on the other hand, create sound “in the air.” Audible sound is generated along an ultrasonic column using frequencies above the normal range of hearing. This parametric sound beam is highly directional and maintains sonic clarity and intelligibility over longer distances than traditional loudspeakers. Our technology is compatible with any media input but beams focused sound where you want it while significantly limiting ambient noise.

Parametric sound employs ultrasonic frequencies to carry content, such as music and voice, into the air. Proprietary ultrasonic emitters, or transducers, which convert electrical energy to high frequency acoustical energy, produce these ultrasonic frequencies that are beyond the range of hearing.  These ultrasonic emitters are used in lieu of loudspeakers to emit a custom-generated ultrasonic wave with the proper difference frequency characteristics to produce audible sound within and throughout a tightly formed beam. Audible sound is not created on the surface of the ultrasonic emitter—a significant departure from a direct radiating loudspeaker.  Instead, the audible sound is generated in the air itself and is focused and directed. For example, if the acoustic beam is directed towards a wall, the sound first emanates from the surface of the wall, not from the emitter, as would be with a conventional loudspeaker. Or, if the acoustic beam is directed to a person, the sound is created at the person. This directionality allows sound to be focused or “beamed” in space or diffused from a surface in a variety of ways to produce desired and controllable effects. Also, the sound does not spread or dissipate at the same rate over distance as it does with traditional speakers. This unique feature provides improved intelligibility at selected distant points with less energy than traditional speakers, creating the ability to communicate directed sound at longer distances.

A typical sound solution for our targeted applications includes (a) inputs able to accept any user media source (typically a computer, internet device, a DVD player, mp3 player, radio or microphone), (b) an amplifier and related control electronics, and (c) direct-radiating speakers.  Whereas a parametric sound solution includes (a) inputs also able to accept any user media sources, (b) custom processing and control electronics allowing an amplifier to drive emitters and (c) ultrasonic emitters. Parametric solutions to date, including prior HSS product models offered by LRAD Corporation and products offered by competitors, have generally demonstrated lower sound volume, higher distortion and higher costs than standard sound systems in comparable applications.

HSS employs proprietary emitter technology employing custom thin piezo film manufactured pursuant to our formulation. Our intellectual property includes the film formulation and methods to reliably produce emitters using this custom film. We depend on a single piezo-film supplier, Measurement Specialties Inc., to provide expertise and materials used in our proprietary emitters. We believe that the other components incorporated from our products can be obtained from multiple supply sources.  As such, we do not believe that our other current suppliers are material to the operation of our business at this time.

We believe our new processing and control electronics address some of the competitive issues (primarily high cost and low output volume) that faced this technology in the past compared to traditional audio. Our new design offers customers higher volume with wider frequency response and reduced distortion while being simpler to install and more economical to produce. We intend to continually improve and update our technology to reduce distortion and improve performance.

We believe the ability to focus sound to a specific location or at each ear offers unique opportunities for future applications of our technology. We are targeting product development on the emerging stereoscopic three-dimensional (3D) market to reproduce a 3D sound experience for computers, gaming, homes and theaters from only two emitters.

License from Syzygy
Effective September 27, 2010 we entered into an exclusive worldwide license agreement with Syzygy. Mr. Norris had previously assigned to Syzygy certain patent pending technology and trade secrets related to a new, improved and more cost-effective method of processing media input to create parametric sound output for parametric emitter devices such as those employed by us. He also invented improvements to the emitters complementary with the new processing and control electronics.

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

Products
Our HSS-3000 HyperSonic Sound Audio System consists of a HSS-3000 Amplifier and one or more HSS-3000 Emitters. We offer the HSS-3000 Amplifier in two models, a single-channel (monaural) system and a two-channel (stereophonic) system. Generally the single-channel system is sold with one emitter but can accommodate and be configured for two emitters where additional output or wider area coverage is desired. The two-channel system is generally sold with two emitters but can be used with one, two or configured for four emitters.

The HSS-3000 Emitter features a 5 inch by 10 inch emitter surface and unlike previous HSS product offerings is separate from the amplifier, offering varied installation options. One or more emitters is connected to an HSS-3000 Amplifier with standard speaker wire providing installation flexibility separate from the media sources. Generally emitters are installed on or in a wall, on or in a ceiling or ceiling tile, on or in a kiosk or other video device, on a separate stand, or by other methods that allow sound to be targeted at a specific audience.

We expect to develop and introduce additional directed audio accessories, new product models, sizes and colors in the future. We also expect to have the flexibility to customize products for individual customers in the future.

Strategy
Our strategy is to identify high-growth markets for directed audio, develop innovative product solutions, and make these solutions widely available and easy to implement by our customers. We believe that we will continue to strengthen our market position as the leader in directed audio by continuing to improve our technology, broadening our product line, identify new directed audio applications, acquiring new customers, expanding relationships with existing customers, and developing worldwide awareness of the benefits of directed audio and awareness of our HyperSonic Sound brand.

Our immediate goal is to focus on and realize the potential of directed sound targeting digital signage, point-of-purchase, in-store networks and related markets and applications. We believe our HSS-3000 product line meets the requirements of these customers. The key elements of our strategy include:

●
Develop relationships with new and existing customers requiring large numbers of products, including value added resellers (VARs), original equipment manufacturers (OEMs), integrators and distributors that focus on specific end user solutions.

●
Extend our current product line to meet customer requirements for easy and flexible installation complementing equipment such as video devices, kiosks, vending machines and other devices and applications.

We are also actively pursuing applications of our technology in the emerging 3D video market to reproduce 3D sound for computers, homes and theaters. The growth of 3D viewing creates opportunities for new 3D sound systems. We are exploring the use of parametric speakers to reproduce binaural or other specialized recordings. Binaural recordings use special microphones to capture directional sound information during recording and typically must be replayed through headphones. Parametric speakers reduce loudspeaker cross-talk that interferes with binaural or even stereo reproduction from conventional stereo speakers. We believe our speakers complement or enhance digital signal processing (DSP) techniques such as ambiophonics that are designed to emulate headphones for binaural or other types of sound reproduction from two speakers. And the ability for each of two emitters to target each ear offers a unique ability to produce 3D sound from just two emitters.

Our research and development strategy is to continue to develop innovative directed acoustic solutions and design new products for our target markets and new markets that develop.

Manufacturing and Suppliers
We own and use custom robotic manufacturing equipment used to automate the production of our emitter sub-assemblies reducing the labor component and permitting higher volume production. Our electronics are produced by a contract manufacturer from part kits we supply that are sourced from a variety of suppliers. We rely on one supplier for our emitter film. We purchase molded plastic and stamped metal parts from a supplier and assemble and test our final products at our assembly facility located in San Diego County, California. The loss of any of these suppliers could have a material impact on our results of operations or financial condition.

Our technology is substantially different from proven, mass-produced sound transducer designs, and manufacturing and assembly involves new processes and specialty materials. We believe maintaining quality manufacturing capacity is essential to the performance of our products and the growth of our business.

Selling, Marketing and Customers
We currently sell our products directly to customers using our executive officers and employees. We employ one full-time sales employee, formerly responsible for HSS sales at LRAD Corporation. We sell primarily to commercial customers, integrators and value added resellers (VARs) to use our sound solution in their products and services. We also sell to distributors and may in the future engage independent selling representatives. There can be no assurance we can build adequate distribution through these or other methods.

We target historic HSS business customers and new customers in the rapidly growing direct advertising market including digital signage, point-of-purchase and in-store networks. The market for digital signage worldwide – based on the total revenue to manufacturers of the individual components (primarily displays, media players, set top boxes, computers, networks and software) – reached $5 billion at the end of 2010, according to a report from IMS Research with growth to 2013 forecast to be 40% to $7 billion. While we target new customers and applications for directed audio in this rapidly growing market we also pursue opportunities to either add sound to prior installations that were video only or to replace sound in prior installations to reduce ambient noise and more clearly communicate to targeted patrons.

We believe our directed audio solution mitigates the effects of sound clutter often attributable to direct advertising products. In-store display advertising tends to irritate customers if too intrusive or loud and annoy workers due to repetition. However, we believe research continues to demonstrate that direct advertising and digital signage are highly effective. For example, an Arbitron Retail Media study published in 2005 summarized research indicating that 25% of patrons think retail audio commercials and promotions would influence their buying decisions and that 41% of those recalling retail audio made a purchase they were not previously planning to make. While there are applications for our products that don’t rely on video screens, for example above a museum display, and there are many screens intended for static display without sound, we believe the majority of existing and future digital signage screen installations are potential outlets for our directed audio solutions.

Our products are designed to achieve focused, controlled sound that targets only those customers situated in specified locations such that nearby customers and store clerks do not hear the message. We believe the ability to focus sound is a driving feature of our audio solution. We believe our technology offers a number of advantages:

●	delivery of more effective advertisements to store patrons;
●	ability to create a beam of sound and place it only where it is intended;
●	ability to direct advertising to patrons while limiting the noise that interferes with workers or the conduct of commerce at checkout or other locations;
●	ability to manipulate or selectively position or diffuse the source of sound;
●	ability to deliver a beam of sound over longer distances than conventional speakers, such as down a grocery store aisle or from a tall box store ceiling; and
●	ability to penetrate other competing ambient sounds.

We expect additional sound applications to become evident as our products become more widely known and accepted. We are exploring uses of our technology in the 3D sound market.

Customer Concentration
For the fiscal year ended September 30, 2011, revenues from two customers accounted for 46% and 35% of total revenues. No other single customer represented more than 10% of total revenues. Sales for the fiscal year only commenced in July 2011 when the new HSS-3000 product series produced our initial revenues and accordingly only include one quarter of sales. We may continue in the future to be reliant on a few large customers or distributors and the loss of customers could have a material impact on our financial results. Sales reported for the prior year represent sales of the H450 product line by LRAD Corporation prior to the spin-off.

Research and Development and Patent Impairment Expenses
For the years ended September 30, 2011 and 2010, we expended $619,378 and $229,400, respectively, on research and development. During fiscal 2011 we introduced our new HSS-3000 product line and continue to make improvements to our product solutions. We also continue develop new products and accordingly anticipate that we will continue to devote substantial resources to research and development activities.

For the years ended September 30, 2011 and 2010, we incurred $28,616 and $325,818, respectively, for impairment expenses related to patents no longer deemed necessary for our business strategy and resulting from the new product design. We concluded that certain historical patents are no longer required for our products or as defensive or blocking patents.

Warranties
We warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. The warranty generally is a limited warranty, and in some instances impose certain shipping costs on the customer. We expect in most cases it may be more economical and effective to replace a defective part, whether amplifier or emitter, rather than repair, but in the future we may establish repair warranty service directly or through others.

Competition
Our technologies and products compete with those of other companies. The consumer, commercial and government audio industry markets are fragmented and competitive and include numerous manufacturers with audio products varying widely in price, quality and distribution channels. Many of our present and potential future competitors have substantially greater resources to devote to further technological and new product developments.

We believe our HSS-3000 product series is the leading parametric sound system with limited direct competition offering comparable directivity. Companies with non-parametric products promoted as directed sound applications include Brown Innovations, Inc., the producer of Sound Domes, and Panphonics, producer of the Sound Shower large panel speaker. Other companies produce or have in the past attempted to introduce parametric speaker concepts for directed sound applications. Holosonic Research Labs, Inc. produces a parametric speaker called the Audio Spotlight and Mitsubishi has sold a parametric speaker product in Japan. These companies and others employ or have employed electrostatic and piezoelectric emitter devices or other concepts that we believe have lower output and are more expensive than our proprietary solution. However, these competitors or others may introduce products with features and performance competitive to our products and some also have significant advantages over us including name or brand recognition and financial resources. We believe we compete favorably against the aforementioned products based on factors including our ease of use, greater directivity, reduced cost and overall performance.

The digital signage market also uses large numbers of traditional commercial direct-radiating sound products where directed or focused audio is not required or desired or where customers have not been exposed to the advantages of directed audio to communicate. Accordingly we compete with a diverse range of traditional commercial sound manufacturers worldwide, many with substantially greater resources and distribution.

Seasonality
We do not currently expect to experience any significant seasonality trends, although seasonality trends may occur in the future.

Government Regulation
Our electronic products are subject to various regulations and are required to meet the specifications of agencies in the United States and in countries where we export our products. We believe we are in substantial compliance with all current applicable regulations, and we have all material governmental permits, licenses, qualifications and approvals required for our operations in the United States and elsewhere.

Our parametric sound technology is subject to control under the Radiation Control for Health and Safety Act of 1968, and the associated regulations promulgated by the Food and Drug Administration (FDA), as an electrical emitter of ultrasonic vibrations. Under the terms of such regulations, LRAD Corporation provided an abbreviated report to the FDA describing the technology. The FDA may respond to the report and request changes or safeguards to the technology, but it has not done so to date. We also are required to notify the FDA in writing should a product be found to have a defect relating to safety of use due to the emission of electronic product radiation. We do not believe our technology poses any human health risks. However, it is possible that we, or one of our customers, could be required to modify the technology, or a product incorporating the technology, to comply with requirements that may be imposed by the FDA.

In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and the Consumer Products Safety Commission. Internationally, our products must comply with regulations or standards established by authorities in the countries into which we sell our products, as well as various multinational or extranational bodies. The European Union, or EU, has issued a directive on the restriction of certain hazardous substances in electronic and electrical equipment, known as RoHs, and has enacted the Waste Electrical and Electronic Equipment directive, or WEEE, applicable to persons who import electrical or electronic equipment into Europe. We believe our products are compliant with these emerging regulations. We are implementing measures to comply with each of these directives but as individual EU nations adopt implementation guidelines these rules could become more stringent which could require us to both redesign our products to comply with the standards and develop compliance administration systems. Although we believe our products are in compliance with domestic and international standards and regulations in countries to which we export, we can offer no assurances that our product offerings will remain compliant with evolving standards and regulations.

Intellectual Property
We have a substantial base of intellectual property assets including patents, pending licensed patents, trademarks and tradecraft and trade secrets such as know-how. We operate in an industry where innovations, investment in new ideas and protection of resulting intellectual property rights are important to success. We expect to rely on a variety of intellectual property protections for our products and technologies, including contractual obligations, and we intend to pursue a policy of vigorously enforcing such rights.

In connection with the spin-off, LRAD Corporation contributed to us 28 U.S. patents, three foreign patents and several pending patents.  We reviewed the patents in connection with our technology strategy and abandoned some by not paying renewal fees or continuing prosecution of pending applications. At September 30, 2011 we owned 22 U.S. patents, two foreign patents and one pending patent. We consider seven U.S. patents as directly supporting our technology platform and consider our other patents to be defensive or blocking in nature. We continually evaluate our patent strategy based on new developments and information and may reclassify certain patents in the future depending on such information. We also believe we own important tradecraft and trade secrets related to our technology and in the design and production of our emitters.

Syzygy has filed for patent coverage for the new electronics processing system and emitter improvements. We exclusively license through our agreement with Syzygy three pending U.S. patents and related foreign applications.

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

The electronics industry is characterized by frequent litigation regarding patent and other intellectual property rights. Others, including academic institutions and competitors, hold numerous patents in electronics and sound reproduction. Although we are not aware of any existing patents that would materially inhibit our ability to continue to commercialize our technology; others may assert claims in the future. Such claims, with or without merit, may have a material adverse effect on our financial condition, results of operations or cash flows.

The validity of our existing patents has not been adjudicated by any court. Competitors may bring legal action to challenge the validity of our existing or future patents or may attempt to circumvent the protection provided by such patents. The failure to obtain patent protection or the loss of patent protection on our existing and future technologies or the circumvention of our patents by competitors could have a material adverse effect on our ability to compete successfully.

We retain three U.S. trade names acquired from LRAD Corporation along with additional foreign rights to some of the names. We intend to file for trade name and trademark protection when appropriate. Trade names or trademarks may not be successfully maintained, defended or protected.

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

Employees and Executive Officers
We have two executive officers, Elwood G. Norris, our President and Chief Executive Officer, and James A. Barnes, Chief Financial Officer, Treasurer and Secretary. We have three other full-time employees. We engage outside consultants for design, electronics and manufacturing expertise or other functions from time to time. We also lease assembly personnel as required for production, currently two full-time equivalent persons.

Available Information
Our Internet address is www.parametricsound.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. Additionally, our Code of Ethics and Audit Committee Charter are available on our website. The information found on, or accessible through, our website is not incorporated by reference into and is not part of this or any other report we file with or furnish to the SEC.

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
We have incurred operating losses since our spin-off and expect additional losses until we achieve revenues and resulting margins to offset our operating costs.  Our net loss for the fiscal year ended September 30, 2011 was $1,484,458. Our ability to achieve future profitability is dependent on a variety of factors, many outside our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to continue to obtain additional funding which could have a material negative impact on the market value of our common stock or be dilutive.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.
In their audit opinion issued in connection with our financial statements as of September 30, 2011 and 2010 and for the years then ended, our independent registered public accounting firm included a going concern explanatory paragraph which stated there was substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. Our financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.  If we are unable to continue as a going concern, our stockholders may lose a substantial portion or all of their investment.

We are susceptible to general economic conditions, and continued difficult economic circumstances in our industry or a reduction in spending by customers could adversely affect our operating results.
The electronics industry in general has historically been characterized by a high degree of volatility and is subject to substantial and unpredictable variations resulting from changing business cycles. Our operating results will be subject to fluctuations based on general economic conditions, in particular conditions that impact advertising including discretionary consumer spending. The audio products sector of the electronics industry has and may continue to experience a slowdown in sales, which adversely impacts our ability to generate revenues and impacts the results of our future operations. The current tight credit in financial markets may adversely affect the ability of our commercial customers to finance purchases and operations and could result in an absence of orders or spending for our products as well as create supplier disruptions. We are unable to predict the likely duration and severity of the adverse economic conditions and disruptions in financial markets and the effects they will have on our business and financial condition.

We purchase a number of key components and subassemblies from foreign suppliers. Consequently, we are subject to the impact economic conditions can have on such suppliers and subject to fluctuations in foreign currency exchange rates. Increases in our cost of purchasing these items could negatively impact our financial results if we are not able to pass these increased costs on to our customers.

We must develop a larger customer base in order to grow our business.
While we have retained some customers from LRAD Corporation’s prior HSS business, to grow our business, we must develop relationships with new customers and obtain and fulfill increased orders from both prior and new customers. We cannot guarantee that we will be able to develop a larger customer base. Further, even if we continue to retain prior customers and obtain new customers, we cannot guarantee that those customers will purchase sufficient quantities of our products at prices that will enable us to recover our costs in acquiring those customers and fulfilling orders. Our ability to increase sales of our products depends on a number of factors, including:

●	our ability to timely manufacture reliable products that have the features required by our customers;
●	our ability to develop relationships with new customers that will lead to sales of our products;
●	our ability to develop and expand new markets for directed audio products; and
●	our ability to develop international product distribution directly or through partners.

Errors or defects contained in our products, failure to comply with applicable safety standards, product injury claims or a product recall could result in delayed shipments or rejection of our products, increased warranty costs or damage to our reputation and expose us to regulatory or other legal action.
Our technology is substantially different from proven, mass-produced sound transducer designs. Any defects or errors in the operation of our products could result in the rejection of our products by our customers, damage to our reputation, lost sales, diverted development resources, increased customer service, adverse regulatory actions and warranty claims, any of which could harm our business. Complex components and assemblies used in our products may contain undetected defects that are subsequently discovered at some point in the life of the product. Defects in our products may result in a loss of sales, injury or other loss to customers, and may injure our reputation and increase our warranty or service costs. We may incur substantial and unpredictable warranty costs from post-production product or component failures. Defects and/or warranty costs could adversely affect our financial position, results of operations and business prospects.

Third parties could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. We may also be unable to maintain adequate liability insurance in the future. Because we are a small company, a product recall would be particularly harmful to us. We have limited financial and administrative resources to effectively manage a product recall, and it would detract management’s attention from implementing our core business strategies. A significant product defect or product recall could materially and adversely affect our brand image, cause a decline in our sales, and could reduce or deplete our financial resources adversely affecting our financial results.

Our ability to develop, manufacture and market our products is dependent upon technology that is subject to the license from Syzygy.
We license from Syzygy patent pending technology that we are using to produce our HSS-3000 product line.  The license may terminate if we do not use commercially reasonable efforts to pursue the parametric sound business.  Although we expect to avoid a termination for non-use, if we are unable to retain the benefits of the technology owned by Syzygy, we may be unable to sell our products and grow our business, which would have a material adverse effect on our business, liquidity, results of operation and financial position.

Conflicts of interest may arise relating to our license with Syzygy and otherwise.
Certain conflicts of interest now exist and will continue to exist between us and our executive officers and directors due to the fact that they have other employment, business and investment interests to which they devote some attention and they are expected to continue to do so. Our executive officers also manage and control Syzygy a licensing company that owns and licenses to us certain technology for producing parametric sound and certain conflicts could arise in future dealings between Syzygy and us. For example, we may not sublicense without the permission of Syzygy and sublicense royalty rates are subject to future negotiation in good faith. We have not established policies or procedures for the resolution of current or potential conflicts of interest between us and management or management-affiliated entities including Syzygy. There can be no assurance that members of management will resolve all conflicts of interest in our favor. Officers and directors are accountable to our Company as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling our affairs.  Failure by them to conduct our business in our best interests may result in liability to them. While our directors and officers may be excluded from liability for certain actions pursuant to indemnification agreements, there is no assurance that our officers and directors would be excluded from liability or indemnified if they breach their loyalty to our Company.

Our revenues are derived from a single product category and a limited number of products.
We are dependent on one core product category and limited products to generate revenues. We cannot assure you that these or other future products will achieve customer acceptance to attain a level of sales to support our operating costs. The loss or failure of this product category would have a material adverse effect on our business, results of operations, financial condition and liquidity.

We cannot predict our future operating results. Our quarterly and annual results will likely be subject to fluctuations caused by many factors, any of which could result in our failure to achieve our expectations.
We expect our proprietary sound reproduction products and technologies will be the source of substantially all of our future revenues. Revenues are expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of these factors, including those listed below, could cause us to fail to achieve our revenue expectations. These factors include:

●	our ability to supply sound reproduction components to customers, distributors, VARs or OEMs or in the future to license our technologies;
●	market acceptance of, and changes in demand for, our products or our customers’ products;
●	gains or losses of significant customers, distributors or strategic relationships;
●	unpredictable volume and timing of customer orders;
●	the availability, pricing and timeliness of delivery of components for our products;
●	fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;
●	timing of new technological advances, product announcements or introductions by us, by OEMs or licensees and by our competitors;
●	product obsolescence and the management of product transitions and inventory;
●	unpredictable warranty costs associated with our products;
●	installation or order delays by customers, distributors, OEMs or production delays by us or our suppliers;
●	general consumer electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices;
●	general economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling; and
●	general political conditions in this country and in various other parts of the world that could affect spending for the products that we intend to offer.

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
If we incur additional expenses in a quarter in which we do not experience increased revenue, our results of operations will be adversely affected and we may incur larger losses than anticipated for that quarter. Factors that could cause our expenses to fluctuate from period to period include:

●	the timing and extent of our research and development efforts;
●	tooling, manufacturing and production working capital costs;
●	investments and costs of maintaining or protecting our intellectual property;
●	the extent of marketing and sales efforts to promote our products and technologies; and
●	the timing of personnel and consultant hiring.

Many potential competitors who have greater resources and experience than we do may develop products and technologies that make ours obsolete.
Technological competition from other and more established electronic and sound system manufacturers is significant and expected to increase. Most of the companies with which we expect to compete have substantially greater capital resources, research and development staffs, marketing and distribution programs and larger facilities than us, and many of them have substantially greater experience in the production and marketing of products. In addition, one or more of our competitors may have developed or may succeed in developing technologies and products that are more effective than ours, rendering our technology and products obsolete or noncompetitive. The life cycles of our technologies are difficult to estimate. If we cannot develop products in a timely manner in response to industry changes, or if our technologies do not perform well, our business and financial condition will be adversely affected.

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
Other companies and our competitors may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe the intellectual property rights of others. The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, resulting in significant and often protracted and expensive litigation. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results could be adversely affected. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of our resources. An adverse result from intellectual property litigation could force us to do one or more of the following:

●	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;
●	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and
●	redesign products or services that incorporate the disputed technology.

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
Since our products include ultrasonic emissions along with the acoustic output, customers or others could claim damage to human hearing or human health irrespective if the product is used properly or improperly, such as when the product is used at extreme close ranges for long periods of exposure. A person claiming injury in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, negligent design, dangerous product or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our products. While we have product liability insurance, it may be too costly for us or may be unavailable and it may be insufficient to pay any claims. We may not have sufficient resources to satisfy any product liability claims not covered by insurance which would materially and adversely affect our financial position. Significant litigation could also result in a diversion of management’s attention and resources and negative publicity.

We rely on outside suppliers to provide a large number of components and sub-assemblies incorporated in our products.
Our products have a number of components and subassemblies produced by outside suppliers. In addition, for certain of these items, we qualify only a single source, which can magnify the risk of shortages and decrease our ability to negotiate with our suppliers on the basis of price. In particular, we depend on one piezo-film supplier to provide expertise and materials used in our proprietary emitters and one supplier for a majority of our plastic and metal parts. If shortages occur, or if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased, which would have a material adverse effect on our business, liquidity, results of operation and financial position.

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

Inadequate internal controls or accounting practices and material weaknesses in our internal controls could lead to errors or restatements, which could negatively impact our business, financial condition, results of operations and cash flows.
Our small size and limited personnel make maintaining internal controls and management oversight systems more challenging than for more established and larger entities. We are subject to rules requiring public companies to include a report of management on internal controls over financial reporting in our Annual Report on Form 10-K. After documenting and testing our system, we identified a material weakness in our accounting and financial functions due to a lack of segregation of duties primarily resulting from our limited staffing. As a result, our internal control over financial reporting is not effective. As a result of our internal control over financial reporting being ineffective, we are more susceptible to errors or restatement and investors could lose confidence in our financial reports, and our stock price might be adversely affected. In addition, remedying this or any future material weaknesses that we might identify could require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we might implement to remedy any such deficiencies would effectively mitigate or remedy such deficiencies.

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
Shares of our common stock have only been publicly traded since October 2010 and trading has been sporadic and volatile. We cannot predict the extent to which investor interest in our Company will create or sustain an active trading market in our common stock or how liquid such a market will be in the future. It is possible that an active trading market will not develop and there can be no assurance as to the price at which our common stock will trade. We are not currently the subject of research analyst coverage. The absence of research analyst coverage can adversely affect the market value and liquidity of an equity security.

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
From time to time, the market price and volume of shares traded of companies in the industries in which we operate experience periods of significant volatility. Company-specific issues and developments generally affecting our industries or the economy may cause this volatility. The market price of our common stock may fluctuate in response to a number of events and factors, including:

●	general economic, market and political conditions;
●	quarterly variations in results of operations or results of operations that are below public market analyst and investor expectations;
●	changes in financial estimates and recommendations by securities analysts;
●	operating and market price performance of other companies that investors may deem comparable;
●	press releases or publicity relating to us or our competitors or relating to trends in our markets; and
●	sales of common stock or other securities by insiders.

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

It is likely that we will issue additional common stock in the future. The issuance of additional common stock may reduce the value of your common stock.
It is likely that we will issue additional shares of common stock without further action by our stockholders. Moreover, the economic and voting interests of each stockholder will be diluted as a result of such issuances. Although the number of shares of common stock that stockholders presently own will not decrease, such shares will represent a smaller percentage of the total shares that will be outstanding after the issuance of additional shares.  The issuance of additional shares of common stock may cause the market price of our common stock to decline.

Sales of common stock issuable on the exercise of any existing or future options or warrants may lower the price of our common stock.
We have a stock option plan authorizing the grant of options to purchase up to 3,000,000 shares of our common stock to our employees, directors and consultants. We have warrants on up to 1,600,000 common shares outstanding as part of an equity financing and may issue common stock purchase warrants or other securities convertible into common stock in the future. The issuance of shares of common stock issuable upon the exercise or conversion of convertible securities, options or warrants could cause substantial dilution to existing holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from the issuance of these shares could negatively affect the terms on which we are able to obtain equity financing.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate executive office is located at 1941 Ramrod Avenue, Suite #100, Henderson, Nevada. We rent approximately 500 square feet of space at this location on a month-to-month basis. We believe we could locate other nearby space should this space become unavailable to us.

Commencing June 1, 2011 we leased 3,498 square feet of improved assembly and warehouse space in Poway, California. This lease terminates June 30, 2013 and is subject to a two-year market price extension option. The gross monthly base rent is $3,498 through May 31, 2012 thereafter increasing to $3,603 per month for the term of the lease, subject to certain future adjustments. Our President and CEO, Elwood G. Norris, executed a personal guarantee of the lease without compensation. We believe this space is adequate for our production needs for the foreseeable future.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock, $0.001 par value, is quoted on the OTC Bulletin Board (OTCBB) under the symbol “PAMT.”  Quotations on the OTCBB commenced on October 4, 2010, and the first trading of our common stock occurred on October 5, 2010 and the trading has at times been sporadic and volatile. The following table sets forth, for the periods indicated, the high and low closing bid prices for our common stock, as reported by the OTCBB, for the quarters presented. Bid prices represent inter-dealer quotations without adjustment for markups, markdowns, and commissions:

	Low	High
Fiscal year ended September 30, 2011
First quarter	$0.00	$0.26
Second quarter	$0.505	$0.67
Third quarter	$0.01	$0.90
Fourth quarter	$0.00	$1.31

Holders
We had 19,517,027 shares issued and outstanding by 1,019 holders of record of our common stock at November 15, 2011. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividends
We have never paid a cash dividend on our common stock or preferred stock and do not expect to pay dividends in the foreseeable future.

Equity Compensation Plan Information
On September 27, 2010 we adopted the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan authorizes the granting of options to purchase up to 3,000,000 shares of our common stock to directors, officers, employees and consultants. The following table sets forth information as of September 30, 2011, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	$ -	-0-
Equity compensation plans not approved by security holders	1,735,000	0.36	1,265,000
Total	1,735,000	$ 0.36	1,265,000

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

We are a technology company with a substantial body of intellectual property focused on delivering novel directed audio solutions. Our HyperSonic Sound (ÒHSSÓ) technology pioneered the practical application of parametric acoustic technology for generating sound along a directional ultrasonic column. Our HSS-3000 product line delivers directed audio solutions to customers primarily for digital signage, point-of-purchase, in-store network and related applications that benefit from focused sound targeted to specific locations. Our principal markets are North America, Europe and Asia.

Organization
In April 2010, the board of directors of LRAD Corporation approved a plan to separate its HSS product line into a new independent, stand-alone company. In a special meeting of stockholders held June 2, 2010, the proposal to separate the HSS business from LRAD was approved, and on June 2, 2010, LRAD created a new wholly owned subsidiary, Parametric Sound Corporation (“we”, “us”, “our”, “Parametric Sound” or the “Company”), into which the HSS business and substantially all of the assets of the business and associated intellectual property rights were contributed.

All outstanding shares of our common stock were distributed to the stockholders of LRAD Corporation on September 27, 2010 (“Spin-Off”), at a ratio of one share of Parametric Sound common stock for each two shares of LRAD Corporation’s common stock held as of the record date of September 10, 2010. LRAD Corporation retained no ownership or other form of interest in us subsequent to the Spin-Off. Following the Spin-Off, our operations consist solely of the operations described herein. In connection with the Spin-Off, we entered into a separation agreement and a tax sharing agreement with LRAD Corporation.

Basis of Accounting
The balance sheets as of September 30, 2011 and 2010 reflect the balances of Parametric Sound as an independent company. The statement of operations for the year ended September 30, 2011 reflects the activity of Parametric Sound as a stand-alone company. Amounts included in the statement of operations for the year ended September 30, 2010 reflect LRAD Corporation’s HSS business activities through September 27, 2010 adjusted for activity through September 30, 2010 including reimbursement of certain start-up, Spin-Off and technology costs expenditures on our behalf during our startup and development. Our financial statements for the year ended September 30, 2010 include activity derived from LRAD Corporation’s historical consolidated financial statements using LRAD Corporation’s historical cost basis of assets and liabilities of the various activities that reflect the results of operations, financial condition and cash flows of Parametric Sound as a component of LRAD Corporation. Historically, the HSS business in LRAD Corporation operated as a product line and not a separate segment and not as an independent stand-alone business. For purposes of preparing the financial statements in the period prior to the September 27, 2010 Spin-Off, we were allocated certain expenses from LRAD Corporation with such expenses reflected in the statements of operations as expense allocations from LRAD Corporation. Until the Spin-Off, Parametric Sound was fully integrated with LRAD Corporation, including product development, production, sales and distribution, accounting, finance, treasury, payroll, legal services and investor relations.

Going Concern
Our financial statements have been prepared on a going concern basis contemplating the realization of assets and the satisfaction of liabilities in the normal course of business. We had a net loss of $1,484,458 for the year ended September 30, 2011 and financed our operations from debt and equity financing. As of September 30, 2011 our working capital balance was approximately $428,000 and we have no sources of financing. In July 2011 we commenced deliveries of new products based on improved HSS technology. Prior historical revenues are no indication of future revenues and there can be no assurance that our new products will achieve market success. We will be reliant on existing working capital or obtaining additional debt or equity financing sufficient to sustain operations until profitability can be achieved.

Our continuation as a going concern is dependent on our ability to grow revenues, and if necessary, to obtain additional financing from outside sources. There is no assurance that we will be successful in generating or raising funds, if necessary, to sustain our operations for twelve months or beyond. Should we be unable to generate funds or obtain required financing, we may have to curtail operations, which may have a material adverse effect on our financial position and results of operations. Our financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

Balances and Expenses Assignment and Allocations
Our financial statements for the year ended September 30, 2010 include revenues and cost of revenues directly attributable to the HSS product business prior to the Spin-Off as well as other direct and allocated operating expenses. In circumstances where costs were shared, management used estimates to allocate expenses incurred by LRAD Corporation on behalf of the business included in our financial statements. Management believes that the assumptions and methods of allocation used and included in our financial statements are reasonable. However, the costs allocated to us are not necessarily indicative of the costs we would have incurred if we had operated as a stand-alone entity during fiscal 2010 nor indicative of costs we may incur in future periods. The financial statements for the year ended September 30, 2011 reflect the activities of our operations as a stand-alone company.

Revenue Recognition and Product Costs
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

Intangible assets consist of patents, pending licensed patents and trademarks that are amortized over their estimated useful lives. We make judgments and estimates regarding the future utility and carrying value of intangible assets, and such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.

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

Deferred Tax Asset
We have provided a full valuation reserve related to our deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our statement of operations. We evaluate quarterly the realizability of the deferred tax assets and assess the need for a valuation allowance. Utilizing the net operating loss carry forwards in future years could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership or control.

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

Revenues, Product Costs and Operating Expenses
After several months of customer evaluation and testing, in July 2011 we commenced sales of our new HSS-3000 HyperSonic Sound Audio Systems. We had no revenues during the year ended September 30, 2011 prior to the new product sales and accordingly past sales of legacy HSS products and historical margins prior to the Spin-Off are not indicative of future results.  We have only recently begun to market our new products and, accordingly, cannot predict the degree of product acceptance by existing or new customers or the level of future product revenues and product costs. Many components used in our products vary in price significantly based on order quantities. Our product costs and gross margins are also impacted by overhead cost allocations that also vary depending on volume of production in any period.

Our operating expenses have historically included (a) selling, general and administrative expenses and (b) research and development expenses. Our current cost structure, after the Spin-Off, is significantly different than previous year historical costs. The actual level of future selling, general and administrative expenses will be dependent on staffing levels, elections regarding the use of outside resources, product promotion elections, public company and regulatory costs, the impact of noncash stock-based compensation costs and other factors, some outside our control. Research and development expenses comprise the costs incurred in performing research and development activities on our behalf, including salaries and benefits, facilities expenses, depreciation, overhead expenses, intangibles amortization, contract services and other outside expenses. The scope and magnitude of our future research and development expenses are difficult to predict at this time given continued improvements being made to our product line and development of new applications for our directed audio technology. We may incur future financing costs and substantial noncash share-based compensation costs depending on future option grants that are impacted by stock prices and other valuation factors.

Results of Operations
The following is a discussion of the results of our operations for the years ended September 30, 2011 and 2010. Because of the significant organizational, personnel and structural business changes, reported revenues and expenditures prior to the Spin-Off are not indicative of future results of operations. However our financial statements for the year ended September 30, 2011 reflect the activities of our operations as a stand-alone company.

Comparison of Results of Operations for the Years Ended September 30, 2011 and 2010

Revenues
Revenues were $79,167 for the year ended September 30, 2011, but due to the timing of our new product introduction, there were no sales prior to July 2011. We had no significant revenues during the first nine months of fiscal 2011. Revenues were  $607,037 for the prior year ended September 30, 2010 including $208,210 of revenues from Cardinal Health, Inc. for an application based on the prior H450 product. We do not believe prior year fiscal 2010 revenues of the legacy H450 product are indicative of future revenues that may be generated from our new HSS-3000 product line. We had no significant backlog at September 30, 2011.

Gross Profit
Gross profit for the year ended September 30, 2011 was $43,643 (55% of revenues) compared to $101,461 (17% of revenues) for the year ended September 30, 2010.  The improved margin resulted primarily from our new product design and from usage of parts valued at $6,775 that had inventory obsolescence and excess parts allowances recorded in prior years. Reported margins for the years ended September 30, 2011 and 2010 are not necessarily indicative of future margins. Our new products have different selling prices and a different cost and manufacturing structure than products sold in the prior year.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended September 30, 2011 were $572,325, compared to $446,857 during the year ended September 30, 2010. The most recent period included $94,031 of non-cash share-based compensation expenses compared to $4,299 for fiscal 2010. The prior year included allocations from LRAD Corporation of $215,667 along with $231,190 of mostly non-recurring spin-off and start-up legal, accounting and related costs associated with our separation from LRAD Corporation on September 27, 2010. A total of $160,580 of these costs were incurred by Syzygy, and were reimbursed by us at the Spin-Off date. The most recent year costs reflect our selling, general and administrative costs as an independent stand-alone company. Major cost categories for fiscal 2011 included the $94,031 of non-cash share-based compensation expenses, $227,000 of compensation costs (including a total of $126,000 deferred for Mr. Norris and Mr. Barnes) public company costs of $69,000, professional fees of $78,000, promotion and tradeshow costs of $41,000, occupancy costs of $37,000 and travel and entertainment costs of $23,000.

Research and Development Expenses and Intangible Assets and Inventory Impairment Expense
Research and development expenses for the year ended September 30, 2011 were $619,378. The prior year’s total was $229,400. The most recent period included $94,280 of non-cash share-based compensation expenses compared to none for fiscal 2010. LRAD Corporation did not have any development staff and did not incur new development costs for HSS during the prior year. Research and development expenses during fiscal 2010 included $178,725 of research and development expenses associated with our new HSS-3000 product line. A total of $76,607 of these costs were incurred by Syzygy and reimbursed by us at the Spin-Off date. The most recent year costs reflect our research and development activities as an independent stand-alone company. Major cost categories for fiscal 2011 included the $94,280 of non-cash share-based compensation expenses, $194,000 of compensation costs (including $84,000 deferred for Mr. Norris) prototype and testing costs of $111,000, consulting and outside engineering costs of $105,000, intangible assets, depreciation and amortization costs of $75,000 and travel and entertainment costs of $19,000.

Intangible assets and inventory impairment expenses in fiscal 2010 of $346,905 consisted of amounts expensed for patents no longer necessary to support our business strategy and an inventory impairment charge for parts not expected to be used in future production. During fiscal 2010 through the spin-off date a total of $62,798 was expensed for impaired patents and at September 30, 2010 we expensed an additional $263,020 related to patents that we determined are no longer applicable to the new product line either directly or as defensive blocking patents. We also expensed $21,087 as an inventory impairment charge. During fiscal 2011 we expensed an additional $28,616 for impaired patents as we continue to evaluate the utility of individual intangible assets each period. We do not currently anticipate any material intangible assets impairment expense in future periods.

Net Loss
Our net loss for the years ended September 30, 2011 and 2010 was $1,484,458 and $923,197, respectively. The current year loss included selling, general and administrative costs and increased research and development costs as a result of our operations as an independent company. The current year loss included $188,311 of non-cash share-based compensation expenses.

Liquidity and Capital Resources

Overview
Prior to the Spin-Off, our sole source of liquidity was funding from LRAD Corporation. At the Spin-Off we became an independent company but obtained no cash, accounts receivable or other liquidity from LRAD Corporation. In September 2010 we obtained proceeds of $450,000 and paid pre Spin-Off costs of $250,000 by issuing $700,000 of subordinated notes payable and warrants. A total of $670,000 of the subordinated notes was exercised for or converted into common stock at June 30, 2011 and the balance of $30,000 repaid in September 2011. We also obtained net proceeds of approximately $956,000 from the sale of common stock and warrants in February 2011. In July 2011 we began to generate revenues from the sale of products, and on September 30, 2011 obtained $300,000 from the exercise of warrants issued in the February 2011 financing.

At September 30, 2011 we had cash of $491,764 and our current assets exceeded our current liabilities by $426,663.

At Spin-Off, LRAD Corporation contributed substantially all of its HSS business assets to us, which consisted primarily of patents; inventory, which was previously nearly fully reserved for in LRAD Corporation's financial statements; and fully depreciated fixed assets. Accordingly, our liquidity resulted from subsequent debt and equity financing and more recently product sales. We are now using certain fully reserved inventory with no stated book value in current production that is expected to reduce future cash production costs by approximately $119,000. Other than cash and inventory, we have no unused sources of liquidity at this time.

Cash Flows

Operating Activities
During the year ended September 30, 2011 cash used in operating activities was $992,519. The net loss of $1,484,458 was reduced by non-cash expenses of $552,779. Cash used in operating activities was further reduced by  $224,400 deferred officer compensation and related payroll tax accruals. Major components of cash used in operating activities included $241,000 used to increase inventories for our new product line and a $46,943 increase in prepaid expenses and other assets.

For the prior year’s period ended September 30, 2010 cash provided by operating activities was $257,607. This amount mostly accrued to LRAD Corporation that held and managed all cash until the Spin-Off.

Investing Activities
We used cash of $140,561 for equipment and tooling purchases and $40,987 for patent costs during the year ended September 30, 2011. We have no material commitments for future capital expenditures but expect to continue to incur patent costs in future quarters.

Financing Activities
Prior to September 27, 2010 all cash and investments were held and managed by LRAD Corporation. Accordingly, cash used to pay our expenses or cash collected from customers by LRAD Corporation on our behalf were recorded as an increase or decrease in the LRAD Corporation net investment. Thus, our financing activities prior to the Spin-Off primarily represented the operating expenses funded or amounts repaid to LRAD Corporation. Financing activities use of cash of $237,473 during the year ended September 30, 2010 was effectively amounts withdrawn or repaid to LRAD Corporation. We obtained no cash or working capital at the separation date. On September 28, 2010 the Company obtained $450,000 of cash from the sale of 8% subordinated notes with the $250,000 balance of notes exchanged for prior operating expenditures on our behalf.

During the year ended September 30, 2011 we obtained $1,000,000 from the sale of common stock and warrants and paid offering costs of $43,554. We also obtained $300,000 from the exercise of related warrants for cash. We repaid $30,000 of the $700,000 of 8% subordinated notes in cash with the balance exchanged for equity.

Capital Requirements

Our base cash operating costs currently approximate $50,000 per month and incur additional non-routine expenditures for product development, marketing and distribution that vary and are difficult to estimate for future periods. At September 30, 2011 we were committed for approximately $125,000 for future inventory deliveries that are generally subject to modification or rescheduling in the normal course of business.

Our future capital requirements, cash flows and results of operations could be affected by and will depend on many factors some of which are currently unknown to us, including:

●	market acceptance of our products and our ability to grow revenues;
●	the costs, timing and outcome of production and regulatory compliance of our products;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending any future intellectual property-related claims;
●	the costs and timing of additional product development and marketing efforts;
●	the costs, timing and outcome of any future warranty claims or litigation against us associated with any of our products; and
●	the timing and costs associated with any new financing.

Assuming planned sales and with the benefit of existing inventory, and assuming continued deferral of executive salaries, we believe we have sufficient capital to maintain planned operations for the next twelve months. Assuming limited or no product sales we would require a minimum of approximately $230,000 of additional capital to sustain operations during the next twelve months given our purchase commitments, current operating expenditures and assuming limited product development and marketing expenditures. Our demands for operating and working capital funds could grow rapidly based on decisions regarding staffing, development, production, marketing and other functions and based on factors outside our control. We expect to obtain additional resources from growing revenues. Should we expand operations or should we require additional operating capital for any reason, there can be no assurance that any such required debt or equity financing will be available to us in the future. Failure to timely obtain any required financing in the future could have a material adverse affect on our Company. Our ability to continue as a going concern is dependent upon growing revenues and achieving a profitable level of operations and until then obtaining additional financing if required.

Contractual Obligations
Other than aggregate facility and office lease and rent payments of approximately $4,000 per month and inventory commitments of $125,000, we have no material contractual obligations. A total of $500 is month-to-month rent and approximately $3,500 is pursuant to a lease that expires in June 2013. We are obligated to pay to Syzygy up to a 5% royalty on future product sales for use of certain patent pending technology and trade secrets included in our new product line.

Effects of Inflation
We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended September 30, 2011, or subsequently thereto, that we believe will have potential significance to our financial statements. See further discussion in Note 1 to our financial statements included in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9A. CONTROLS & PROCEDURES

Disclosure Controls and Procedures.
Disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

At the conclusion of the period ended September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (our PEO) and our Chief Financial Officer (our PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective at the reasonable assurance level due to the existence of a known material weakness in our internal control over financial reporting as summarized in the following paragraph.

As of September 30, 2011 we had limited employees and our Chief Financial Officer was responsible for initiating transactions, had custody of assets, recorded and reconciled transactions and prepared our year end financial reports without the sufficient segregation of conflicting duties normally required for effective internal control. We believe the lack of segregation of duties is a material weakness in our internal controls at September 30, 2011 affecting management’s ability to conclude that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reposting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with authorizations of management and directors of our Company; and (iii) provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use, or disposition of company assets that could have a material effect on the financial statements.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Management’s assessment is supported by testing and monitoring performed by our finance personnel of the operational effectiveness of our internal control.

Based on this assessment, management identified a material weakness in our internal control over financial reporting: our Chief Financial Officer was responsible for initiating transactions, had custody of assets, recorded and reconciled transactions and prepared our year end financial reports without the sufficient segregation of conflicting duties normally required for effective internal control.  In light of this material weakness management concluded that our internal control over financial reporting was not effective. Due to our small size and limited resources it is difficult to segregate these functions until the company grows and can afford additional accounting and finance personnel. Management has concluded that with certain management and audit committee oversight controls that are in place, the risks associated with the lack of segregation of duties is not sufficient to justify the costs of adding additional personnel at this time. Management will periodically reevaluate this situation.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as such a report is not required pursuant to certain legislation enacted in July 2010.

Inherent Limitations on Effectiveness of Controls
Our management, including the PEO and PFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions of deterioration in the degree of compliance with policies or procedures.

Changes In Internal Control Over Financial Reporting
No change in our internal controls over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information concerning our executive officers and directors at November 15, 2011:

Name	Age	Position(s)
Elwood G. Norris	73	Director, President and Chief Executive Officer
James A. Barnes	57	Chief Financial Officer, Secretary and Treasurer
Seth Putterman	65	Director
Robert M. Kaplan	75	Director
Daniel W. Hunter	61	Director

There are no arrangements or understandings between our company and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee.

Elwood G. Norris was appointed as Chairman of the Board of directors and Chief Executive Officer following our incorporation on June 2, 2010. At the spin-off on September 27, 2010 he was appointed as Chief Executive Officer and President. He was a director of LRAD Corporation from August 1980 to June 2010. He served as Chairman of LRAD Corporation’s Board of Directors, an executive position, in which he served in a technical advisory role and acted as a product spokesman from September 2000 to April 2009. From 1988 to November 1999, he was a director and Chairman of e.Digital Corporation, a public company engaged in electronic product development, licensing and sales. During that period, he also held various other executive officer positions at e.Digital. From August 1989 to October 1999, he served as director and held various executive officer positions with Patriot Scientific Corporation, a public company engaged in intellectual property licensing. Since 2000, he has been a director of AirScooter Corporation, a non-reporting public company. He is an inventor of more than 50 U.S. patents, primarily in the fields of electrical and acoustical engineering, and is a frequent speaker on innovation to corporations and government organizations. He is the inventor of our HSS technology.  Mr. Norris with Mr. Barnes owns Syzygy Licensing LLC, a private technology invention and licensing company, but he has no employment or management relationship.  Mr. Norris expends minimal time on Syzygy matters. Mr. Norris brings to our board demonstrated product innovation ability and years of public company executive experience. He also brings continuity to our board and through his prior tenure at LRAD Corporation possesses deep historic knowledge of our business and our technology, as its original inventor.

James A. Barnes was appointed Chief Financial Officer, Treasurer and Secretary at the spin-off on September 27, 2010. Starting in January 2010, he was active with Mr. Norris in initiating our organization and the spin-off transaction. He has been President of Sunrise Capital, Inc., a private venture capital and consulting firm since 1984. He participated in the recapitalization of LRAD Corporation and the founding of e.Digital Corporation, Patriot Scientific Corporation and other technology companies. Since 1999, he has been Manager of Syzygy Licensing LLC, a private technology invention and licensing company owned with Mr. Norris. Since 2000, he has also been a director and Secretary of AirScooter Corporation a non-reporting public company. He previously practiced as a certified public accountant and management consultant with Ernst & Ernst (1976-1977), Touche Ross & Co. (1977-1980) and as a principal in J. McDonald & Co. Ltd., Phoenix, Arizona (1980-1984). He graduated from the University of Nebraska with a B.A. Degree in Business Administration in 1976 and is a certified public accountant (inactive). Mr. Barnes is currently devoting approximately 35 hours per week to Parametric Sound. He is an owner and serves as managing member of Syzygy.

Seth Putterman, Ph.D. was appointed a director in May 2011. He has been a full faculty member at UCLA since 1970 where he is a Professor of Physics. His research areas include nonlinear fluid mechanics and acoustics, sonoluminescence, friction, x-ray emission and crystal generated nuclear fusion. He has served as a consultant to government and industry including the Jet Propulsion Laboratory, TRW and the Aesthetic Surgery Education and Research Foundation. Professor Putterman is a Fellow of the Acoustical Society of America and the American Physical Society and a past recipient of an Alfred P. Sloan Fellowship. He was honored as the UCLA 2010-2011 Faculty Research Lecturer and frequently provides plenary presentations at leading universities. He has also served as a Director of the Julian Schwinger Foundation for Physics Research since 2002 and as a Panel Member for the Department of Defense’s Defense Sciences Research Council since 2007. He earned a B.S. from the California Institute of Technology in 1966 and his Ph.D. from Rockefeller University in 1970. Dr. Putterman’s significant and specifically relevant scientific background brings an important technical perspective to our board.

Robert M. Kaplan, MBA, Ph.D. was appointed a director in May 2011. He is a retired business executive with extensive experience in the financial and retail sectors. Dr. Kaplan remains active as a director of a family-owned Canadian-based mortgage lending firm and as Managing Director of Beacon Consulting Group, a private firm specializing in assisting and investing in early stage entrepreneurial entities, that he founded in 1997. Prior business activities include 12 years as a senior financial executive in the investment brokerage industry. He was a founding partner of McCan Franchises Ltd., the original Canadian franchisee of McDonalds Corp. From 2003 to 2009 he was a director of Jet Gold Corp., a public Canadian resource exploration company. Most recently in 2010, Dr. Kaplan was a Visiting Professor of Business at The University of Warsaw where he assisted in establishing a program in Entrepreneurship. Other prior visiting professorships include the European School of Economics in Italy and The University of Canterbury, N.Z. In 2010 he was recognized with a European Union Distinguished Scholar Award. Dr. Kaplan earned an MBA from Harvard University in 1961 and a Ph.D. in Business Economics from Michigan State University in 1967. Dr. Kaplan’s extensive management, marketing, investment and financial expertise and international business knowledge provides valuable guidance to our management and board.

Daniel W. Hunter was appointed a director in September 2010. He was a director of LRAD Corporation from May 2001 to March 2010. For the past 30 years, Mr. Hunter has operated his own law office specializing in business and tax law. He obtained his J.D. from the University of Seattle in 1978. Mr. Hunter was also a licensed certified public accountant until 2008. He obtained his accounting degree from the University of Utah in 1973. Mr. Hunter’s legal and accounting background provides our board significant legal and financial expertise. His prior public board experience at LRAD Corporation also provides continuity to our HSS business activities.

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

Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics Policy applicable to all our employees, including our directors and executive officers. We will provide any person, without charge, a copy of our Code of Business Conduct and Ethics Policy upon written request to our CFO, Parametric Sound Corporation, 1941 Ramrod Avenue, Suite 100, Henderson, Nevada 89014. We also post on our website a copy of or Code of Conduct Policy at www.parametricsound.com.

Stockholder Recommendations for Director Nominations
We have no nominating committee of the Board of Directors and no formal procedure for director nominations. Accordingly, there has been no change in the procedures by which security holders may recommend nominees to our board of directors since our formation.

Committees of the Board of Directors
We have a separately designated standing Audit Committee, currently consisting of Mr. Kaplan and Mr. Hunter. We believe both members are independent and that each qualify as an “Audit Committee Financial Expert,” as defined by Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely on a review of copies of such reports furnished to our Company and representation that no other reports were required during the fiscal year ended September 30, 2011, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the Securities and Exchange Commission.

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

Summary Compensation Table
The following table sets forth certain summary information with respect to the total compensation paid to the named executive officers during our fiscal years ended September 30, 2011 and 2010:

					Option
Name and Principal Position	Year	Salary		Bonus(2)	Awards (3)	Total

Elwood G. Norris, President and CEO (PEO)	2011	$120,000	(1)	$-	$161,540	$281,540
	2010	$-		$25,000	$-	$25,000
James A. Barnes, CFO, Treasurer and Secretary (PFO)	2011	$90,000	(1)	$-	$142,563	$232,563
	2010	$-		$25,000	$-	$25,000

(1)
In November 2010 we agreed commencing October 2010 to accrue monthly payments to Mr. Norris of $10,000 and Mr. Barnes of $7,500 (payable to Sunrise Capital, Inc., wholly-owned by him) for their services as executive officers. These amounts accrue without interest until the Board of Directors determines there are sufficient funds available to pay the accrued balances. No cash payments were made for salary or bonuses to the named executive officers for the fiscal year ended September 30, 2011. Mr. Barnes devotes part-time services to us currently approximately 35 hours per week.

(2)	Represents amounts paid for services provided prior to the spin-off. These amounts were accrued in fiscal 2010 and paid in October 2010.
(3)
The value listed in the above table represents the fair value of the options granted during the year and valued under ASC 718. Fair value is calculated as of the grant date using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in our audited financial statements for the year ended September 30, 2011, included herein.

We do not have any annuity, retirement, pension or deferred compensation plan or other arrangements for our executive officers or any employees. No named executive officer received any form of non-cash compensation from us in the fiscal year ended September 30, 2011, or currently receives any such compensation. No named executive officer received a restricted stock award, a stock appreciation right or a long-term incentive plan payout in the fiscal year ended September 30, 2011.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Elwood G. Norris	375,000	375,000	$0.33	10/8/2015

James A. Barnes	325,000	325,000	$0.30	10/8/2015

The above options vest as to 12.5% each fiscal quarter end after the grant date of October 8, 2011. No options were exercised by any named executive officer during the fiscal year ended September 30, 2011.

Other Payments
An entity controlled by Mr. Norris and Mr. Barnes is entitled to receive a royalty as described in “Business—License from Syzygy” in consideration of technology licensed. These payments are not considered executive compensation. During the fiscal year ended September 30, 2011 aggregate royalties accrued were $3,835 and none were paid.

Potential Payments Upon Termination, Death, Disability, or Retirement
We have no executive employee contracts at this time. Every officer and employee is an at will employee. The royalties to Syzygy, controlled by Mr. Norris and Mr. Barnes, are unrelated to employment or their roles as executive officers and will continue upon any termination, death, disability or retirement.

Director Compensation
Our non-employee directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committee meetings. Each of our non-employee directors was paid a fee of $3,000 per quarter served, payable quarterly. No additional amounts are payable for committee participation.  In addition, non-employee directors receive equity compensation grants as consideration for board and committee service from time to time. There is no established policy as to frequency or amount of equity compensation grants for non-employee directors. Our employee director does not receive any cash compensation for services as director and has not received any equity compensation grants designated for such services.

The following table sets forth the compensation paid to our non-employee directors for the fiscal year ended September 30, 2011:

Name	Fee Earned or Paid in Cash	Option Awards (1)	Total

Seth Putterman	$6,000	$12,180	$18,180

Robert M. Kaplan	$6,000	$12,180	$18,180

Daniel Hunter	$12,000	$5,483	$17,483

(1)
The value listed in the above table represents the fair value of options on shares granted to each person during the year and valued under ASC 718. Fair value is calculated as of the grant date using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in our audited financial statements for the year ended September 30, 2011, included herein.

(2)	Each non-employee director was granted options on 25,000 shares during the year ended September 30, 2011 vesting at 12.5% per fiscal quarter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following security ownership information is set forth, as of November 15, 2011, with respect to (i) each stockholder known by us to be beneficial owners of more than 5% of our outstanding Common Stock, (ii) each of the current directors and nominees for election as directors, (iii) each of the executive officers named in the Summary Compensation Table below and (iv) all current directors, nominees and executive officers as a group (three persons).  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Other than as set forth below, we are not aware of any other stockholder who may be deemed to be a beneficial owner of more than 5% of our Company’s Common Stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	Austin W. Marxe and David M. Greenhouse	4,981,411	(1)	23.7%
	527 Madison Avenue, Suite 2600
	New York, New York 10022

Common Stock	Elwood G. Norris	3,838,699	(2)	19.2%
	1941 Ramrod Avenue, Suite #100
	Henderson, Nevada 89014

Common Stock	James A. Barnes	1,325,836	(3)	6.6%
	1941 Ramrod Avenue, Suite #100
	Henderson, Nevada 89014

Common Stock	Seth Putterman	19,375	(4)	*
	1941 Ramrod Avenue, Suite #100
	Henderson, Nevada 89014

Common Stock	Robert M. Kaplan	142,252	(4)	*
	1941 Ramrod Avenue, Suite #100
	Henderson, Nevada 89014

Common Stock	Daniel W. Hunter	111,375	(5)	*
	1941 Ramrod Avenue, Suite #100
	Henderson, Nevada 89014

	All directors and executive officers as a group (5 persons)	5,437,537		26.5%

*	less than 1%.
(1)
Beneficial joint ownership by Mr. Marxe and Mr. Greenhouse is based on information provided by the stockholder as of February 24, 2011. Consists of 3,481,411 common shares and warrants exercisable for 1,500,000 common shares. These shares and warrants are in the following entities: 1,594,686 shares and 690,000 warrants owned by Special Situations Fund III QP, L.P. (“SSFQP”); 556,330 shares and 240,000 warrants owned by Special Situations Private Equity Fund, L.P. (“SSPE”); 180,378 shares and 75,000 warrants owned by Special Situations Technology Fund, L.P. (“Tech”); and 1,150,017 shares and 495,000 warrants owned by Special Situations Technology Fund II, L.P. (“Tech II”).  Mr. Austin W. Marxe (“Marxe”) and Mr. David M. Greenhouse (“Greenhouse”), are the controlling principals of AWM Investment Company, Inc. (“AWM”), the general partner of MGP Advisers Limited Partnership (“MGP”), the general partner of SSFQP. Marxe and Greenhouse are members of MG Advisers L.L.C. (“MG”), the general partner of SSPE. Marxe and Greenhouse are also members of SST Advisers, L.L.C. (“SSTA”), the general partner of Special Situations Technology Fund, L.P. (“Tech”) and the Special Situations Technology Fund II, L.P. (“Tech II”).  AWM serves as the investment adviser to SSFQP, SSPE, Tech, and Tech II. Both Messrs. Marxe and Greenhouse share voting and dispositive power with respect to shares held by these stockholders. The interest of Marxe and Greenhouse in the securities owned is limited to the extent of his pecuniary interest.

(2)
Includes 1,869,317 shares held by a family trust for which Mr. Norris serves as trustee, 922,911 shares held by investment companies for which Mr. Norris is the manager, and 449,213 shares representing Mr. Norris pecuniary interest in shares held by Syzygy. Also includes options currently exercisable and those exercisable within 60 days on an aggregate of 468,750 shares.

(3)
Consists of 22,000 shares held by Sunrise Capital, Inc., 335,000 shares held by Sunrise Management, Inc. Profit Sharing Plan, 215,000 shares held by Palermo Trust, 241,836 shares representing Mr. Barnes pecuniary interest in shares held by Syzygy, 3,000 shares held by a personal retirement plan and 2,750 shares held by a personal retirement plan of his spouse. Mr. Barnes is President of Sunrise Capital, Inc. and Trustee of Sunrise Management, Inc. Profit Sharing Plan, the Palermo Trust and his personal retirement plan. He is also the managing member of Syzygy. Also includes 100,000 warrants held by Palermo Trust and options currently exercisable and those exercisable within 60 days on an aggregate of 406,250 shares.  He disclaims any beneficial interest in the 2,750 shares held in his spouse’s personal retirement plan.

(4)	Includes options currently exercisable and those exercisable within 60 days on an aggregate of 9,375 shares.
(5)	Includes 3,000 shares held by a personal Individual Retirement Account and options currently exercisable and those exercisable within 60 days on an aggregate of 15,625 shares.

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

On September 27, 2010 we entered into a License and Royalty Agreement with related party Syzygy Licensing LLC (“Syzygy”) relating to new technology invented by our CEO, Elwood G. Norris. Mr. Norris owns 65% and Mr. Barnes owns 35% of Syzygy and serves as its managing member. This licensed technology is being implemented in our planned line of directed sound products. In connection with the new technology we agreed to reimburse $91,415 of prior technology and patent costs paid by Syzygy and assumed $90,500 of technology and product development costs incurred prior to the distribution including $25,000 owed to Mr. Norris for product development services. The Company is further obligated to reimburse Syzygy’s future costs, in filing for, prosecuting and maintaining any of the licensed patents. The Company incurred $28,237 and $6,486 related to such licensed patents during the fiscal year ended September 30, 2011 and 2010, respectively. The exclusive license also provides for future royalties payable to Syzygy of 5% of revenues from products employing the technology and a term of 20 years or the life of any resulting patent, whichever is greater. In the event no patent covering the licensed technology is issued after four years, then the royalty rate shall reduce to 3% in any territory until or if a patent is issued for any such territory. We may not sublicense without the permission of Syzygy and sublicense royalty rates are subject to future negotiation in good faith. The license may terminate if we do not use commercially reasonable efforts to pursue the parametric sound business. During the year ended September 30, 2011 we accrued $3,835 for royalties pursuant to this agreement, no royalties were paid.

On September 27, 2010 we also agreed to reimburse Syzygy for $160,580 of spin-off and startup related costs and assumed $62,037 of spin-off and startup related costs and expenses incurred prior to the distribution including $25,000 owed to Sunrise Capital, Inc. for the services of CFO, Treasurer and Secretary, James A. Barnes, related to work for the spin-off.

On September 28, 2010 we sold $700,000 of 8% Subordinated Promissory Notes, due September 28, 2011 (the “Notes”), and accompanying warrants to purchase an aggregate of 1,400,000 shares of common stock (“Warrants”). A total of $250,000 of the technology and spin-off costs reimbursed to Syzygy (as described above) was paid through issuance of $250,000 of Notes and 500,000 Warrants on the same terms as other investors.  An additional $10,000 of Notes and 20,000 Warrants were purchased for cash by Syzygy and a further $100,000 of Notes and 200,000 Warrants were purchased for cash by an entity owned by Mr. Norris. On June 30, 2011 $156,000 of the Notes held by Syzygy was paid by exercise of 520,000 Warrants and the balance of $104,000 plus accrued interest of $15,671 was converted to 170,959 shares of common stock at $0.70 per share on the same terms as unaffiliated investors. Also on June 30, 2011 $60,000 of the Notes held by the entity owned by Mr. Norris was paid by exercise of 200,000 Warrants and the balance of $40,000 plus accrued interest of $6,027 was converted to 65,754 shares of common stock at $0.70 per share on the same terms as unaffiliated investors.

On February 22, 2011, the Company entered into a Securities Purchase Agreement with selected institutional investors and entities affiliated with two officers of the Company pursuant to which the Company issued and sold for cash 2,000,000 shares of our common stock at a purchase price of $0.50 per share. In connection with the financing, the Company issued warrants to the Investors exercisable for an aggregate of 2,000,000 shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable until February 22, 2016. The institutional investors, considered related parties due to greater than 10% ownership, are (i) Special Situations Fund III QP, L.P., (ii) Special Situations Private Equity Fund, L.P., (iii) Special Situations Technology Fund, L.P., and (iv) Special Situations Technology Fund II, L.P.  and they purchased 1,500,000 shares and were issued 1,500,000 warrants. Mr. Norris purchased through a controlled entity 300,000 shares and was issued 300,000 warrants and Mr. Barnes purchased through controlled entities 200,000 shares and was issued 200,000 warrants all on the same terms as the institutional investors. On September 30, 2011, entities affiliated with Mr. Norris exercised 300,000 of the warrants for cash of $225,000 and an entity affiliated with Mr. Barnes exercised 100,000 of the warrants for cash of $75,000.

Director Independence
For a director to be considered “independent,” the Board must affirmatively determine that the director has no material relationship with Parametric Sound (directly or as a partner, stockholder or officer of an organization that has a relationship with Parametric Sound). In each case, the Board considers all relevant facts and circumstances. We consider Mssrs. Seth Putterman, Robert M. Kaplan and Daniel W. Hunter as independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees billed by Squar, Milner, Peterson, Miranda & Williamson, LLP for professional services rendered for the fiscal years ended September 30, 2011 and 2010:

	Fiscal	Fiscal
	2011	2010
Audit fees (1)	$64,670	$27,000
Audit related fees (2)	8,316	24,002
Tax fees (3)	2,878	-
All other fees (4)	-	-
Total	$75,864	$51,002

(1)
Audit Fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for those years, reviews of the interim financial statements that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)
Audit Related Fees consist of fees billed for assurance related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”  Included in Audit Related Fees are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q.

(3)	Tax Fees include the aggregate fees billed during the fiscal year indicated for professional services for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of fees for products and services other than the services reported above. No such fees were billed by Squar, Milner, Peterson, Miranda & Williamson, LLP for fiscal 2011 or 2010.

Audit Committee Pre-Approval Policies and Procedures
Prior to the effectiveness of our registration statement on Form 10 on September 2, 2010 we were not subject to the applicable requirements for audit committee pre-approval of the accountant’s services and there was no audit committee pre-approval process in place, however the audit committee of our parent, LRAD Corporation, pre-approved the services related to audits for fiscal 2009 and 2008 and related work related to our registration statement on Form 10. Effective with effectiveness of our registration statement, such pre-approval processes were implemented by the board of directors acting as the audit committee until formation of our audit committee in May 2011 when the audit committee assumed such responsibilities including ratifying prior engagements and activities.

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

We have audited the accompanying balance sheets of Parametric Sound Corporation (the “Company”) as of September 30, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parametric Sound Corporation as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring net losses through September 30, 2011, has limited working capital as of September 30, 2011 and is dependent on the success of a new product line to achieve profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California
November 22, 2011

Parametric Sound Corporation
Balance Sheets

	September 30,
	2011	2010

ASSETS
Current assets:
Cash	$491,764	$439,385
Inventories, net	273,268	206
Prepaid expenses and other assets	64,971	20,779
Total current assets	830,003	460,370
Equipment and tooling, net	145,252	8,091
Intangible assets, net	148,540	175,726
Total assets	$1,123,795	$644,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$164,190	$147,670
Deferred officer compensation	224,400	-
Accrued liabilities	14,750	27,307
Subordinated notes payable, net of $263,272 discount at September 30, 2010	-	436,728
Total current liabilities	403,340	611,705

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none issued and outstanding	-	-
Common stock, $0.001 par value, authorized 50,000,000 shares, 19,517,027 and 15,306,064 shares issued and outstanding, respectively	19,517	15,306
Additional paid-in capital	2,871,347	703,127
Accumulated deficit	(2,170,409)	(685,951)
Total stockholders' equity	720,455	32,482
Total liabilities and stockholders' equity	$1,123,795	$644,187

See accompanying notes to financial statements

Parametric Sound Corporation
Statements of Operations

	Years Ended September 30,
	2011	2010

Revenues:
Product sales	$76,695	$599,110
Other revenue	2,472	7,927
Total revenues	79,167	607,037
Cost of revenues	35,524	505,576
Gross profit	43,643	101,461

Operating expenses:
Selling, general and administrative	572,325	446,857
Research and development	619,378	229,400
Patent and inventory impairment	28,616	346,905
Total operating expenses	1,220,319	1,023,162
Loss from operations	(1,176,676)	(921,701)

Other income (expense):
Interest and note discount amortization	(308,499)	(1,477)
Other	717	(19)
	(307,782)	(1,496)
Net loss	$(1,484,458)	$(923,197)

Loss per basic and diluted common share	$(0.09)	$(0.06)
Weighted average shares used to compute net loss per basic and diluted common share	16,968,005	15,306,064

See accompanying notes to financial statements

Parametric Sound Corporation
Statements of Stockholders' Equity

					LRAD
			Additional		Corporation	Total
	Common Stock		Paid-In	Accumulated	Net	Stockholders'
	Shares	Amount	Capital	Deficit	Investment	Equity
Balance at September 30, 2009	-	$-	$-	$-	$923,204	$923,204
Net transfers to parent	-	-	-	-	(231,952)	(231,952)
Contribution of net operating assets to Parametric Sound Corporation and issuance of common shares to LRAD Corporation stockholders as a dividend	15,306,064	15,306	438,700	-	(454,006)	-
Value of 1,400,000 warrants issued with subordinated notes	-	-	264,427	-	-	264,427
Net loss for the year	-	-	-	(685,951)	(237,246)	(923,197)
Balance at September 30, 2010	15,306,064	$15,306	$703,127	$(685,951)	$-	$32,482
Sale of common stock and warrants at $0.50 per share, net of offering costs of $43,554	2,000,000	2,000	954,446	-	-	956,446
Common shares issued upon exercise of warrants at $0.30 per share applied to reduce subordinated notes	1,400,000	1,400	418,600	-	-	420,000
Common shares issued at $0.70 per share to pay subordinated notes	410,963	411	287,263	-	-	287,674
Common shares issued upon exercise of warrants at $0.75 per shares	400,000	400	299,600	-	-	300,000
Share-based compensation expense	-	-	188,311	-	-	188,311
Stock options issued for tooling costs	-	-	20,000	-	-	20,000
Net loss for the period	-	-	-	(1,484,458)	-	(1,484,458)
Balance at September 30, 2011	19,517,027	$19,517	$2,871,347	$(2,170,409)	$-	$720,455

See accompanying notes to financial statements

Parametric Sound Corporation
Statements of Cash Flows

	Years Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(1,484,458)	$(923,197)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	62,957	71,993
Debt discount and deferred financing cost amortization	266,023	1,170
Non-cash interest expense	37,400	-
Warranty provision	1,534	-
Inventory obsolescence	-	63,094
Share-based compensation	188,311	5,521
Non-cash inventory reserve reduction	(32,062)	-
Impairment of patents and inventory	28,616	346,905
Startup costs paid by subordinated note	-	250,000
Changes in assets and liabilities:
Accounts receivable	-	29,910
Prepaid expenses and other assets	(46,943)	(18,028)
Inventories	(241,000)	338,070
Accounts payable	16,520	143,008
Deferred officer compensation	224,400	-
Warranty settlements	-	(3,557)
Accrued liabilities	(13,817)	(47,282)
Net cash (used in) provided by operating activities	(992,519)	257,607

Cash Flows From Investing Activities:
Capital expenditures for equipment	(140,561)	(8,322)
Patent costs paid	(40,987)	(19,661)
Net cash used in investing activities	(181,548)	(27,983)

Cash Flows From Financing Activities:
Proceeds from sale of common stock and warrants	1,000,000	-
Offering costs paid	(43,554)	-
Proceeds from sale of 8% subordinated notes	-	450,000
Payments on 8% subordinated notes	(30,000)	-
Proceeds from exercise of warrants	300,000	-
Subordinated notes financing costs	-	(2,766)
Net change in investment from LRAD Corporation	-	(237,473)
Net cash provided by financing activities	1,226,446	209,761
Net increase in cash and cash equivalents	52,379	439,385
Cash and cash equivalents, beginning of year	439,385	-
Cash and cash equivalents, end of year	$491,764	$439,385

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,112	$-
Income taxes paid	$800	$-
Non-cash investing and financing activities:
Purchase of tooling through issuance of stock options	$20,000	$-
Issuance of common stock upon warrant exercise in exchange for reduction in 8% subordinated notes	$420,000	$-
Issuance of common stock in exchange for reduction in 8% subordinated notes	$287,674	$-
Issuance of 8% subordinated notes to related party to reimburse startup costs	$-	$250,000
Debt discount recorded in connection with issuance of subordinated notes	$-	$264,427
Net book value of assets received from LRAD Corporation as a dividend	$-	$454,006

See accompanying notes to financial statements

Parametric Sound Corporation
Notes to Financial Statements

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description
Parametric Sound Corporation (“Parametric Sound” or the “Company”) is a technology company focused on delivering novel directed audio solutions. The Company’s HyperSonic Sound or “HSS” technology pioneered the practical application of parametric acoustic technology for generating audible sound along a directional ultrasonic column. The Company’s HSS-3000 products are compatible with standard media players and beam sound to target a specific listening area without the ambient noise of traditional speakers. The Company’s principal markets are North America, Europe and Asia.

In April 2010, the board of directors of LRAD Corporation approved a plan to separate its HSS product line into a new independent, stand-alone company. In a special meeting of stockholders held June 2, 2010, the proposal to separate the HSS business from LRAD was approved, and on June 2, 2010, LRAD created a new wholly owned subsidiary, Parametric Sound, into which the HSS business and substantially all of the assets of the business and associated intellectual property rights were contributed.

All outstanding shares of Parametric Sound common stock were distributed to the stockholders of LRAD Corporation on September 27, 2010 (“Spin-Off”), at a ratio of one share of Parametric Sound common stock for each two shares of LRAD Corporation’s common stock held as of the record date of September 10, 2010. LRAD Corporation retained no ownership or other form of interest in Parametric Sound subsequent to the Spin-Off. Following the Spin-Off, the Company’s operations consist solely of the operations described herein.

In connection with the Spin-Off, Parametric Sound and LRAD Corporation entered into a separation agreement and a tax sharing agreement. See Note 2 for further discussion regarding these agreements.

Basis of Accounting
The balance sheets as of September 30, 2011 and 2010 reflect the balances of Parametric Sound as an independent company. The statement of operations for the year ended September 30, 2011 reflects the activity of Parametric Sound as a stand-alone company. Amounts included in the statement of operations for the year ended September 30, 2010 reflect LRAD Corporation’s HSS business activities through September 27, 2010 adjusted for activity through September 30, 2010 including reimbursement of certain start-up, Spin-Off and technology costs expenditures on the Company’s behalf during its startup and development (see Note 2). The Company’s financial statements for the year ended September 30, 2010 include activity derived from LRAD Corporation’s historical consolidated financial statements using LRAD Corporation’s historical cost basis of assets and liabilities of the various activities that reflect the results of operations, financial condition and cash flows of Parametric Sound as a component of LRAD Corporation. Historically, the HSS business in LRAD Corporation operated as a product line and not a separate segment and not as an independent stand-alone business. For purposes of preparing the financial statements in the period prior to the September 27, 2010 Spin-Off, Parametric Sound was allocated certain expenses from LRAD Corporation with such expenses reflected in the statements of operations as expense allocations from LRAD Corporation. Until the Spin-Off, Parametric Sound was fully integrated with LRAD Corporation, including product development, production, sales and distribution, accounting, finance, treasury, payroll, legal services and investor relations.

Management believes that the assumptions and allocation methods underlying such prior year financial statements are reasonable in all material respects. However, the costs allocated to the Company are not necessarily indicative of the costs that would have been incurred if the Company operated as a stand-alone entity during the year ended September 30, 2010.

Going Concern
The financial statements have been prepared on a going concern basis contemplating the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $1,484,458 for the year ended September 30, 2011 and has financed its operations from debt and equity financing. As of September 30, 2011 our working capital balance was approximately $428,000 and the Company has no other sources of financing. In July 2011 the Company commenced deliveries of new products based on improved HSS technology. Prior historical revenues are no indication of future revenues and there can be no assurance that the Company’s new products will achieve market success. The Company will be reliant on existing working capital or obtaining additional debt or equity financing sufficient to sustain operations until profitability can be achieved.

Parametric Sound Corporation
Notes to Financial Statements

The continuation of the Company as a going concern is dependent on its ability to grow revenues, and if necessary, to obtain additional financing from outside sources. Management’s plans include (a) increasing HSS-3000 revenues from legacy customers and by obtaining new customers, (b) developing and introducing new products targeted for new directed audio markets, (c) exercising cost controls to conserve cash, and (d) if necessary, obtaining additional financing. There is no assurance that the Company will be successful in its plans or in generating or raising funds, if necessary, to sustain its operations for twelve months or beyond. Should the Company be unable to generate funds from operations or obtain required financing, it may have to curtail operations, which may have a material adverse effect on its financial position and results of operations. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

No cash or accounts receivable were transferred at the Spin-Off and Parametric Sound paid for all Spin-Off related costs and reimbursed technology development costs. LRAD Corporation retained certain inventory for outstanding customer orders and to support outstanding warranty obligations (See Note 2).

Loss Per Share
Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants for a total of 3,335,000 and 1,400,000 shares of common stock were outstanding at September 30, 2011 and 2010, respectively. These securities are not included in the computation of diluted net loss per common share as their inclusion would be antidilutive.

For the year ended September 30, 2010 the net loss per basic and diluted share and the weighted-average shares outstanding were calculated based on the 15,306,064 shares issued in connection with the Spin-Off.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions (e.g., inventory valuation, valuation of intangible assets, warranty reserves, allocations of expenses incurred by LRAD Corporation and the fair value of financial instruments) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments
The carrying amounts of cash, accounts payable and accrued liabilities approximate fair values due to the short maturity of these instruments. The fair value of warrants issued in September 2010 were estimated using a Black-Scholes valuation model (See Note 7).

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents. Due to the relative short nature of such investments, the carrying amount approximates fair value. The Company places its cash in demand deposit and money market accounts at one bank and such balances may at times be in excess of amounts insured by federal agencies, which is $250,000 as of September 30, 2011. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

Parametric Sound Corporation
Notes to Financial Statements

Accounts Receivable and Allowance for Doubtful Accounts
The Company had no accounts receivable or allowance for doubtful accounts at September 30, 2011 due to a policy of payment prior to shipment. The Company may make sales on credit in future periods whereupon it will make periodic evaluations of the creditworthiness of its customers and manage its exposure to losses from bad debts by limiting the amount of credit extended.

Contract Manufacturers
The Company uses contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time but recognizes no revenue or markup on such transactions. The Company performs assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

Inventories
Inventories are valued at the lower of cost or net realizable value. The cost of substantially all of the Company’s inventory is determined by the weighted average cost method. Inventory is comprised of raw materials, assemblies and finished products intended for sale to customers. The Company evaluates the need for reserves for excess and obsolete inventories determined primarily based upon estimates of future demand for the Company’s products. At September 30, 2011 and 2010, the reserve for obsolescence related to certain raw materials obtained at the Spin-Off, some of which are being used to produce the Company’s HSS-3000 products.

Equipment, Tooling and Depreciation
Equipment and tooling is stated at cost. Depreciation on equipment and tooling is computed over the estimated useful lives of two to three years using the straight-line method. Upon retirement or disposition of equipment or tooling, the related cost and accumulated depreciation or amortization is removed and a gain or loss is recorded.

Intangibles
Patents, licenses and trademarks are carried at cost less accumulated amortization. Legal cost incurred to file, renew, or extend the term of recognized intangible assets are capitalized. Intangible assets are amortized over their estimated useful lives, which have been estimated to be 15 years for patents, licenses and trademarks protecting the Company’s products. The Company amortizes certain patents acquired in the Spin-Off, classified as defensive patents, over a weighted average of three years. The carrying value of intangibles is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.

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

Shipping and Handling Costs
Shipping and handling costs are included in cost of revenues. The amount of shipping and handling costs invoiced to customers is included in revenue. Shipping and handling costs were $628 and $9,469 for the fiscal years ended September 30, 2011 and 2010, respectively.

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

Parametric Sound Corporation
Notes to Financial Statements

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

The Company’s operations were included in LRAD Corporation’s consolidated U.S. federal and state income tax returns prior to the Spin-Off, therefore, the Company was not subject to taxation by federal and state authorities for the tax periods before the Spin-Off.  The Company filed a separate return for the short year tax period ended September 30, 2010. The provision for income taxes through the Spin-Off was determined on a separate return basis and based on earnings reported in the Company's statement of operations and comprehensive income.  The historical net operating loss carryforwards and tax credits generated by Parametric Sound prior to the Spin-Off remained with LRAD Corporation subsequent to the separation.

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

Share-Based Compensation
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)  718, Compensation-Stock Compensation (“ASC 718”) and ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 718 requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense in the financial statements over the requisite service period. Further, as required under ASC 718, the Company estimates forfeitures for stock-based awards that are not expected to vest.

Share-Based Payments for Goods and Services

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

Parametric Sound Corporation
Notes to Financial Statements

Reclassifications
Where necessary, the prior year’s information has been reclassified to conform to the fiscal 2011 statement presentation.

Recent Accounting Pronouncements
In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08,  Intangibles - Goodwill and Other which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill  impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 will be effective for the Company in fiscal 2013, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income providing guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance of ASU 2011-05 is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning with the Company’s fiscal 2012 year. The Company does not expect the adoption of this update will have a material effect on its financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement providing additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance of ASU 2011-04 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning with the Company’s fiscal 2012 year. The Company does not expect the adoption of this update will have a material effect on its financial statements.

Subsequent Events
Management has evaluated events subsequent to September 30, 2011 through the date that the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

2. SPIN-OFF OF HSS BUSINESS

On September 27, 2010, LRAD Corporation separated its HSS business through the Spin-Off of Parametric Sound. LRAD Corporation contributed most of its HSS business assets to Parametric Sound. All outstanding shares of the Company were distributed to LRAD Corporation’s stockholders of record at the close of business on September 10, 2010 as a pro-rata, tax-free dividend of one share of Parametric Sound common stock for every two shares of LRAD Corporation common stock.

On September 27, 2010, the Company entered into a Separation and Distribution Agreement (“Separation Agreement”) with LRAD Corporation that set forth the terms and conditions of the separation of the Company from LRAD Corporation, provided the framework for the relationship between the Company and LRAD Corporation following the separation and provided for the allocation of assets, liabilities and obligations between the Company and LRAD Corporation in connection with the separation. The Separation Agreement provided for a transition related to HSS business and customers with LRAD Corporation fulfilling orders received through September 27, 2010. Thereafter LRAD Corporation could fulfill continuing purchase orders for one project with customer Cardinal Health through the completion of the project and through December 31, 2010 could accept unsolicited follow-on orders for HSS products from prior customers. LRAD Corporation retained inventory and supplies to fulfill such anticipated orders and retained responsibility for warranty, returns and related liabilities for such customers and sales. On September 27, 2010 the Company also entered into a Tax Sharing Agreement with LRAD Corporation that generally governs the parties’ respective rights, responsibilities and obligations after the separation with respect to taxes.

Parametric Sound Corporation
Notes to Financial Statements

The total value of the LRAD Corporation stock dividend of $454,006 was based on the net book value of the net assets that were transferred from LRAD Corporation in connection with the Spin-Off in accordance with ASC 845-10-30-10, Nonreciprocal Transfers with Owners.

In connection with the Spin-Off, on September 27, 2010, the Company entered into a License and Royalty Agreement with related party Syzygy Licensing LLC (“Syzygy”) relating to new technology invented by the Company’s President and CEO, Elwood G. Norris. This technology has been implemented in the Company’s new HSS-3000 product line. In connection with the new technology the Company reimbursed $91,415 of prior technology and patent costs paid by Syzygy and assumed $90,500 of technology and product development costs incurred prior to the Spin-Off including $25,000 owed to Mr. Norris for product development services.

On September 27, 2010, the Company also agreed to reimburse $160,580 of Parametric Sound related Spin-Off and startup costs paid by Syzygy and assumed $62,037 of Spin-Off and startup costs and expenses incurred prior to the Spin-Off including $25,000 owed to Sunrise Capital, Inc. for the services of Treasurer, Secretary and CFO, Mr. Barnes.

3. INVENTORIES, NET

Inventories consist of the following:

At September 30,	2011	2010
Finished goods	$44,648	$-
Work in process	23,960	-
Raw materials	324,025	151,633
	392,633	151,633
Reserve for obsolescence	(119,365)	(151,427)
	$273,268	$206

The Company relies on one supplier for film for its HSS products. The Company’s ability to manufacture its HSS product could be adversely affected if it were to lose a sole source supplier and was unable to find an alternative supplier.

The reserve for obsolescence increased by $63,094 in the year ended September 30, 2010 due to obsolete legacy HSS parts and components. The reserve for obsolescence was reduced by a $32,062 non-cash inventory reserve reduction in the year ended September 30, 2011 through the use of such parts in the production of prototypes and HSS-3000 products. The Company may continue to incur non-cash inventory reserve reductions through the use of reserved legacy HSS parts obtained in connection with the Spin-Off.

4. EQUIPMENT AND TOOLING, NET

Equipment and tooling consist of the following:

At September 30,	2011	2010
Equipment	$146,170	$44,369
Tooling	124,299	65,539
	270,469	109,908
Accumulated depreciation	(125,217)	(101,817)
	$145,252	$8,091

Depreciation expense was $23,400 and $231 for the years ended September 30, 2011 and 2010, respectively.

Parametric Sound Corporation
Notes to Financial Statements

5. INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

At September 30,	2011	2010
Patents	$166,128	$121,285
Defensive patents	154,952	222,017
Licenses	28,237	6,486
Trademarks	6,292	6,292
	355,609	356,080
Accumulated amortization	(207,069)	(180,354)
	$148,540	$175,726

Aggregate amortization expense for the Company’s intangible assets was $39,557 and $71,762 during the years ended September 30, 2011 and 2010, respectively. In addition to amortization, the Company wrote off $28,616 and $325,818 of impaired patent costs during the years ended September 30, 2011 and 2010, respectively.

The following table shows the estimated amortization expense for intangible assets for each of the five succeeding fiscal years and thereafter:

Estimated Amortization Expense Years Ending September 30,
2012	$39,595
2013	$31,325
2014	$24,725
2015	$15,310
2016	$9,327
Thereafter	$28,258

6. DEFERRED COMPENSATION AND ACCRUED LIABILITIES

Deferred Compensation
Effective October 1, 2010 the Company began accruing monthly compensation for the services of its two executive officers in the aggregate amount of $17,500 per month.  The balance accrued as of September 30, 2011 of $224,400 includes related employment taxes and accrues without interest until the Board of Directors determines there are sufficient funds available to pay the accrued balances.

Accrued Liabilities
Accrued liabilities consist of the following:

At September 30,	2011	2010
Payroll and related	$8,183	$-
Warranty reserve	1,534	-
Customer deposits	4,600	-
Other	433	27,307
	$14,750	$27,307

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. In accordance with the Separation Agreement, LRAD Corporation is obligated for warranty claims related to sales prior to the Spin-Off and any subsequent HSS related product sales made by LRAD in accordance with the Separation Agreement.

Parametric Sound Corporation
Notes to Financial Statements

Details of the estimated warranty liability are as follows:

Years Ended September 30,	2011	2010
Beginning balance	$-	$29,389
Warranty provision	1,534	(25,832)
Warranty settlements	-	(3,557)
Ending balance	$1,534	$-

7. SUBORDINATED NOTES PAYABLE AND WARRANTS

In September 2010 the Company sold $700,000 of 8% Subordinated Promissory Notes, due September 28, 2011 (the “Notes”), and accompanying warrants to purchase an aggregate of 1,400,000 shares of common stock exercisable at $0.30 per common share (“Warrants”). Of the total Notes and Warrants issued, $260,000 of the Notes and 520,000 Warrants were purchased by Syzygy, a company owned and controlled by the Company’s President and CEO (Mr. Norris) and its Chief Financial Officer (“CFO”) (James A. Barnes). An additional $100,000 of the Notes and 200,000 Warrants were purchased by an entity owned by the Company’s President and CEO, Mr. Norris.

The relative fair value of the Warrants of $264,427 was estimated by management using the Black-Scholes pricing model and estimates of expected investor discount rates (the Company’s effective market borrowing rate) on the Note and Warrant financing. Significant Level 3 inputs used to calculate the fair value of the Warrants included stock price, peer company volatility (99%), risk-free interest rate (1.22%) and management’s assumption regarding effective market borrowing rates (30%). The relative fair value of the Warrants was recorded as a note discount and was amortized as additional interest expense using the effective interest method over the term of the Notes.  During the years ended September 30, 2011 and 2010, $263,272 and $1,155, respectively, was amortized.

On June 30, 2011, all 1,400,000 Warrants were exercised by the holders, and pursuant to the terms of the Note agreement, the Company exercised its right to offset the purchase price of the Warrants against the outstanding Note principal amount.  Accordingly, as a result of the Warrant exercise, the principal balance of the Notes was reduced by $420,000 (See Note 9). The Warrants exercised included an aggregate 720,000 Warrants held by the companies controlled by the Company’s President and its CFO as described above, resulting in the reduction of the Note principal amounts held by these companies of $216,000.

Also on June 30, 2011 the Company and certain Note holders entered into an agreement pursuant to which the Note holders agreed to convert an additional $250,000 of Note principal plus $37,674 of accrued interest on the Notes into 410,963 shares of the Company’s common stock based on a conversion price of $0.70 per share.  As the addition of the conversion feature to the Note was deemed to be a substantial modification of the Note agreement, this transaction was accounted for as a debt extinguishment. The Company determined that the reacquisition price of the debt was equal to the outstanding Note principal plus accrued interest, and accordingly, no gain or loss on the debt extinguishment transaction was recorded. The Notes and accrued interest converted pursuant to this agreement included aggregate Note principal and accrued interest of $144,000 and $21,698, respectively, relating to Notes held by the companies controlled by the Company’s President and CFO.

On September 28, 2011 the Company paid the remaining balance of Notes of $30,000 and related accrued interest. The Company incurred interest expense of $42,477 and $307, respectively for the years ended September 30, 2011 and 2010 in connection with the Notes.

8. INCOME TAXES

The Company’s operations have historically been included in LRAD Corporation’s consolidated U.S. federal and state income tax returns. The income tax provision included in these financial statements has been determined as if the Company had filed separate income tax returns under its existing structure for the periods presented. The Company recorded no income tax expense in 2011 or 2010 due to losses incurred. LRAD Corporation's tax filings for 2010 included Parametric Sounds operations prior to the Spin-Off. The net operating losses (NOL’s) and research and development credits generated prior to the Spin-Off, remain with LRAD Corporation.

Parametric Sound Corporation
Notes to Financial Statements

The Company generated federal tax net operating loss carryforwards related to expenditures incurred after September 27, 2010 including technology costs reimbursed to Syzygy Licensing and other expenses incurred after incorporation and paid after the Spin-Off. At September 30, 2011 the Company had a federal and state net operating loss carryforward of approximately $1,400,000 that will expire beginning in 2030 unless previously utilized.

The provision for income taxes consists of the following:

Years Ended September 30,	2011	2010
Current tax benefit	$-	$-
Deferred tax benefit	529,000	198,000
Change in valuation allowance	(529,000)	(198,000)
Income tax benefit (provision)	$-	$-

A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate for the years ended September 30, 2011 and 2010 is as follows:

Years Ended September 30,	2011	2010
Income taxes benefit computed at federal statutory rate	$505,000	$314,000
Net expenses incurred prior to Spin-Off	-	(95,000)
Non-deductible Spin-Off costs	-	(76,000)
State income taxes, net of federal effect	73,000	55,000
Research tax credits	26,000	-
Permanent differences and other	(75,000)	-
Change in valuation allowance	(529,000)	(198,000)
Income tax benefit (provision)	$-	$-

Upon the Spin-Off, Parametric Sound did not benefit from any of the carryforward tax attributes from prior periods including net operating loss carryforwards. A valuation allowance has been established to offset the deferred tax assets as realization of such assets is uncertain. The components of the net deferred tax assets are as follows:

At September 30,	2011	2010
Deferred tax assets:
Net operating losses	$561,000	$84,000
Inventory reserve	382,000	502,000
Research tax credits	26,000	-
Stock-based and deferred compensation	165,000	-
Accruals and other	4,000	-
	1,138,000	586,000
Deferred tax liabilities:
Amortization, depreciation and other	91,000	68,000
	91,000	68,000
Net deferred tax assets	1,047,000	518,000
Less valuation allowance	(1,047,000)	(518,000)
Net deferred taxes after valuation allowance	$-	$-

Parametric Sound Corporation
Notes to Financial Statements

The Company adopted FASB ASC 740-10-25, Income Taxes—Recognition (formerly FIN 48) as of the date of incorporation. As of the date of the adoption, the Company had no unrecognized tax benefits and there were no material changes during the years ended September 30, 2011 and 2010. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of ASC 740-10-25, the Company did not record any interest or penalties. The Company is subject to income tax in the U.S. federal jurisdiction and the state of California. All years since the Company’s 2010 organization remain subject to examination but there are currently no ongoing exams in any taxing jurisdiction.

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

The Company is authorized under its certificate of incorporation and bylaws to issue shares of preferred stock without any further action by the stockholders. The board of directors has the authority to divide any and all shares of preferred stock into series and to fix and determine the relative rights and preferences of the preferred stock, such as the designation of series and the number of shares constituting such series, dividend rights, redemption and sinking fund provisions, liquidation and dissolution preferences, conversion or exchange rights and voting rights, if any. Issuance of preferred stock by the board of directors could result in such shares having dividend and or liquidation preferences senior to the rights of the holders of common stock and could dilute the voting rights of the holders of common stock. No shares of preferred stock have been issued and none were outstanding at September 30, 2011 or 2010.

Sale of Common Stock and Warrants
On February 22, 2011, the Company entered into a Securities Purchase Agreement with existing institutional shareholders (considered related parties due to greater than 10% ownership) and entities affiliated with its two executive officers, pursuant to which the Company issued and sold for cash 2,000,000 shares of common stock at a purchase price of $0.50 per share. In connection with the financing, the Company also issued warrants to the investors exercisable for an aggregate of 2,000,000 shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable until February 22, 2016. On September 30, 2011, entities affiliated with the two executive officers exercised 400,000 of the warrants for cash of $300,000.

In connection with the financing, the Company also entered into a registration rights agreement with the investors, pursuant to which the Company agreed to prepare, file and effect a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock issuable upon the exercise of the warrants. The required registration statement became effective on March 28, 2011 and the Company has agreed to use commercially reasonable efforts to maintain effectiveness. If the registration statement becomes ineffective other than for certain allowable periods, the Company will be obligated to pay liquidated damages to the purchasers in the amount of 1.5% of the invested amount for each 30-day period thereafter with the obligation terminating when the securities are sold or otherwise available for unrestricted sale. The Company evaluates this registration payment arrangement under ASC 825-20 Financial Instruments - Registration Payment Arrangements and has determined no obligation for future potential penalties is accruable under ASC 450-20 Contingencies - Loss Contingencies as of September 30, 2011.

Warrant Exercise
On June 30, 2011 a total of 1,400,000 warrants issued in September 2010 were exercised at a price of $0.30 per share.  Pursuant to the terms of the 8% Subordinated Promissory Note agreement entered into in September 2010, the Company exercised its right to offset the purchase price of the Warrants against the outstanding Note principal amount.  Accordingly, as a result of the warrant exercise, the principal balance of the Notes was reduced by $420,000 (See Note 7).

As described above, on September 30, 2011, entities affiliated with the two executive officers exercised 400,000 warrants for cash of $300,000.

Conversion of Subordinated Promissory Notes and Accrued Interest
On June 30, 2011, subordinated promissory notes with an outstanding principal balance of $250,000 plus related accrued interest of $37,674 were converted into an aggregate of 410,963 shares of common stock (See Note 7).

Parametric Sound Corporation
Notes to Financial Statements

Summary of Stock Purchase Warrants
The following table summarizes information on warrant activity during the years ended September 30, 2010 and 2011:

	Number	Average Purchase Price Per Share
Shares purchasable under outstanding warrants at October 1, 2010	1,400,000	$0.30
Stock purchase warrants issued	2,000,000	$0.75
Stock purchase warrants exercised	(1,800,000)	$0.40
Shares purchasable under outstanding warrants at September 30, 2011	1,600,000	$0.75

The Company has outstanding share warrants as of September 30, 2011 all held by related parties, as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Stock Purchase Warrants	1,600,000	$0.75	February 22, 2016

10. SHARE-BASED COMPENSATION

Pursuant to LRAD Corporation’s 2005 Equity Incentive Plan, the Company recorded $5,521 of share-based compensation expense for the year ended September 30, 2010 related to personnel whose salary and benefit costs were allocated to the Company. No stock options were granted to such allocated personnel during fiscal 2010 and no legacy options were assumed by the Company in connection with the Spin-Off.

On September 27, 2010 the Company adopted the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan authorizes the grant of options to purchase up to 3,000,000 shares of the Company’s common stock to directors, officers, employees and consultants.  During the year ended September 30, 2011 the Company granted options on 1,735,000 shares of common stock under the 2010 Plan.

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

Years Ended September 30,	2011	2010
Volatility	99%	not applicable
Risk-free interest rate	1.14%	not applicable
Forfeiture rate	0.00%	not applicable
Dividend yield	0.00%	not applicable
Expected life in years	4.75	not applicable
Weighted average fair value of options granted	$0.25	not applicable

Since the Company’s stock only commenced trading after the Spin-Off, the Company’s management estimated its expected volatility by reviewing the historical volatility of the common stock of a group of selected peer public companies that operate in similar industries and are similar in terms of stage of development or size and then projecting this information toward its future expected results. Judgment was used in selecting these companies, as well as in evaluating the available historical volatility for these peer companies. The risk-free interest rate is based on rates published by the Federal Reserve Board. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company has a small number of option grants and no exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term, to estimate expected life (computed as vesting term plus contractual term divided by two). An estimated forfeiture rate was determined to be zero as the number of grantees is limited and all are currently expected to serve in their capacities during the vesting period. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts, if any, will be recorded as a cumulative adjustment in the period in which the estimate is changed.

Parametric Sound Corporation
Notes to Financial Statements

The Company recorded share-based compensation in its statements of operations for the relevant periods as follows:

Years Ended September 30,	2011	2010
Cost of revenue	$-	$1,222
Selling, general and administrative	94,031	4,299
Research and development	94,280	-
	$188,311	$5,521

In addition the Company issued stock options valued at $20,000 during the year ended September 30, 2011 to a vendor as payment for tooling costs which was capitalized and included in equipment and tooling at September 30, 2011. The recorded value of these options was determined based on the value of the services provided as this was deemed to be a more reliable measurement of the consideration received.

As of September 30, 2011 total estimated compensation cost relating to stock options granted but not yet vested was $234,857. This cost is expected to be recognized over the weighted average period of 1.1 years.

The following table summarizes stock option activity for the period:

	Number	Weighted Average	Aggregate
	of Shares	Exercise Price	Intrinsic Value (2)
Fiscal 2010:			$-
Outstanding October 1, 2009	34,167	$2.80
Granted	-	-
Canceled/expired	(34,167)	$2.80
Exercised	-	-
Outstanding September 30, 2010	-	-

Fiscal 2011:
Outstanding October 1, 2010	-
Granted	1,735,000	$0.36
Canceled/expired	-	-
Exercised	-	-
Outstanding September 30, 2011 (1)	1,735,000	$0.36	$695,050
Exercisable September 30, 2011	849,375	$0.34	$348,519

(1)	Options outstanding are exercisable at prices ranging from $0.30 to $1.20 and expire in 2015 to 2016.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on September 30, 2011 of $0.75.

The following table summarizes information about stock options outstanding at September 30, 2011:

Range of exercise prices	Number outstanding at September 30, 2011	Number exercisable at September 30, 2011	Weighted Average exercise price	Weighted a verage remaining contractual life	Weighted average Exercise price of options exercisable at September 30, 2011
$0.30-$0.33	1,555,000	780,000	$0.31	4.0	$0.31
$0.58-$0.66	145,000	63,750	$0.61	4.5	$0.63
$1.20	35,000	5,625	$1.20	4.9	$1.20

Parametric Sound Corporation
Notes to Financial Statements

11. COMMITMENTS, CONTINGENCIES AND CONFLICTS OF INTEREST

Facility Lease
Commencing June 1, 2011 the Company leased 3,498 square feet of improved assembly and warehouse space in Poway, California for a period of 25 months terminating June 30, 2013. The gross monthly base rent is $3,498 through May 31, 2012 thereafter increasing to $3,603 per month for the term of the lease, subject to certain future adjustments. The Company’s President and CEO, Mr. Norris, executed a personal guarantee of the lease without compensation.

The Company’s executive office in Henderson, Nevada was occupied in July 2011 under a lease agreement that expired on June 30, 2011. The Company is continuing month-to-month rental at $500 per month for reduced space of approximately 500 square feet.

The Company has no other operating leases and the remaining future annual minimum lease payment obligation under the foregoing facility lease is $42,396 and $32,427 for the years ending September 30, 2012 and 2013, respectively.

Technology License Agreement
The Company is obligated to pay royalties and make certain future expenditures pursuant to a license and royalty agreement dated September 27, 2010 with Syzygy, a company owned and controlled by executive officers Mr. Norris and Mr. Barnes.  The agreement provides for royalties of 5% of revenues from products employing the licensed parametric sound technology and a term of 20 years or the life of any resulting patent, whichever is greater. In the event no patent covering the licensed technology is issued after four years, then the royalty rate reduces to 3% in any territory until or if a patent is issued for any such territory. The Company may not sublicense without the permission of Syzygy, and sublicense royalty rates are subject to future negotiation in good faith. The license may terminate if the Company does not use commercially reasonable efforts to pursue the parametric sound business. The Company incurred and accrued $3,835 as royalties pursuant to this agreement for the year ended September 30, 2011.

In addition to the reimbursed costs paid as outlined in Note 2, the Company is obligated to reimburse Syzygy’s future costs, in filing for, prosecuting and maintaining any of the licensed patents in the United States. The Company incurred and capitalized $28,237 and $6,486 related to such licensed patents during the fiscal year ended September 30, 2011 and 2010, respectively. The Company may request that Syzygy file patent applications in additional territories, in which case the Company shall reimburse Syzygy for all costs associated therewith.

Conflicts of Interest
Certain conflicts of interest now exist and will continue to exist between the Company and its executive officers and directors due to the fact that they have other employment, business and investment interests to which they devote some attention and they are expected to continue to do so. Company executive officers also manage and control Syzygy a licensing company that owns and is licensing to the Company certain technology for producing parametric sound (see the discussion above and Note 2) and certain conflicts could arise in future dealings between Syzygy and the Company. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company and management or management-affiliated entities including Syzygy. There can be no assurance that members of management will resolve all conflicts of interest in the Company’s favor. Officers and directors are accountable to the Company as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling the Company’s affairs.  Failure by them to conduct the Company’s business in its best interests may result in liability to them. While the Company’s directors and officers may be excluded from liability for certain actions (see Indemnification below), there is no assurance that the Company’s officers and directors would be excluded from liability or indemnified if they breached their loyalty to the Company.

Parametric Sound Corporation
Notes to Financial Statements

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

12. MAJOR CUSTOMERS AND SUPPLIERS

Major Customers
For the fiscal year ended September 30, 2011, revenues from two customers accounted for 46% and 35% of total revenues. No other single customer represented more than 10% of total revenues. For the fiscal year ended September 30, 2010, revenues from three customers accounted for 34%, 13% and 11% of total revenues. No other single customer represented more than 10% of total revenues.

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

At September 30, 2011 the Company was committed for approximately $125,000 for future inventory deliveries that are generally subject to modification or rescheduling in the normal course of business.

Segment and Related Information
The Company business consists of only one product line. Accordingly, the Company operates in one reportable segment.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer location.

Years Ended September 30,	2011	2010
United States	$6,369	$265,916
Europe	64,250	-
Other	8,548	341,121
Total	$79,167	$607,037

Parametric Sound Corporation
Notes to Financial Statements

13. RELATED PARTY TRANSACTIONS

The financial statements have been prepared on a stand-alone basis and results through September 27, 2010 were derived from the consolidated financial statements and accounting records of LRAD Corporation.

Allocation of Expenses
For the period ended September 30, 2010, the Company’s operations were fully integrated with LRAD Corporation, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, employee benefits and incentives. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or other measure. During the fiscal years ended September 30, 2010, the Company was allocated $215,667 of general corporate expenses incurred by LRAD Corporation included within selling, general and administrative expenses in the statements of operations. During the fiscal year ended September 30, 2010, the Company was allocated $62,798 of research and development expenses incurred by LRAD Corporation included within research and development expenses in the statements of operations. During the fiscal years ended September 30, 2010, the Company was allocated $56,462 of manufacturing overhead expenses for warehousing, materials management and production management, included within cost of sales. Operating expenses for the year ended September 30, 2011, reflect the costs associated with being an independent publicly traded company.

Other Related Party Transactions
See Notes 2, 5, 6, 7, 9 and 11 for additional related party transactions and information.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Separation and Distribution Agreement, dated September 27, 2010, by and between LRAD Corporation and Parametric Sound Corporation. Incorporated by reference to Exhibit 2.1 on Form 8-K dated October 1, 2010.

3.1	Articles of Incorporation of Parametric Sound Corporation (Nevada) dated June 2, 2010. Incorporated by reference to Exhibit 3.1 on Form 10 dated June 24, 2010.
3.2	Bylaws of Parametric Sound Corporation. Incorporated by reference to Exhibit 3.2 on Form 10 dated June 24, 2010.
4.1	Form of Common Stock Certificate of Parametric Sound Corporation. Incorporated by reference to Exhibit 4.1 on Form 10/A dated July 27, 2010.
4.2	Form of 8% Notes Due September 28, 2011. Incorporated by reference to Exhibit 4.1 on Form 8-K dated October 1, 2010.
4.3	Form of Stock Purchase Warrant, dated September 28, 2010. Incorporated by reference to Exhibit 4.2 on Form 8-K dated October 1, 2010.
4.4	Form of Stock Purchase Warrant, dated February 22, 2011. Incorporated by reference to Exhibit 4.1 on Form 8-K dated February 24, 2011.
10.1	Tax Sharing Agreement, dated September 27, 2010, by and between LRAD Corporation and Parametric Sound Corporation. Incorporated by reference to Exhibit 10.1 on Form 8-K dated October 1, 2010.
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

10.3.1	Assignment and Assumption of Lease dated September 27, 2010 between Syzygy Licensing LLC and the Company. Incorporated by reference to Exhibit 10.3.1 on Form 8-K dated October 1, 2010.
10.4	Form of Subscription Agreement, dated September 28, 2010. Incorporated by reference to Exhibit 10.4 on Form 8-K dated October 1, 2010.
10.5+	Parametric Sound Corporation 2010 Stock Option Plan. Incorporated by reference to Exhibit 10.5 on Form 8-K dated October 1, 2010.
10.6+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Stock Option Plan. Incorporated by reference to Exhibit 10.6 on Form 8-K dated October 1, 2010.
10.7	Form of Indemnification Agreement dated September 27, 2010. Incorporated by reference to Exhibit 10.7 on Form 8-K dated October 1, 2010.
10.8	Securities Purchase Agreement dated February 22, 2011. Incorporated by reference to Exhibit 10.1 on Form 8-K dated February 24, 2011.
10.9	Registration Rights Agreement dated February 22, 2011. Incorporated by reference to Exhibit 10.2 on Form 8-K dated February 24, 2011.
10.10	Lease Agreement between the Company and Pomerado Leasing No. 9, L.P. executed on May 11, 2011. Incorporated by reference to Exhibit 99.1 on Form 8-K dated May 17, 2011.
14.1	Code of Business Conduct and Ethics adopted on November 19, 2010. Incorporated by reference to Exhibit 14.1 on Form 8-K dated November 23, 2010.
23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP. *
31.1	Certification of Elwood G. Norris pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of James A. Barnes pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1
Certifications pursuant to 18 U.S.C. Section 1350. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

Extensible Business Reporting Language (XBRL) Exhibits*
101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema. **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. **
101.LAB	XBRL Taxonomy Extension Labels Linkbase. **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. **
101.DEF	XBRL Taxonomy Extension Definition Linkbase. **

* Filed herewith.
+ Management contract or compensatory plan or arrangement.
** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Parametric Sound Corporation

By:	/s/ ELWOOD G. NORRIS
ELWOOD G. NORRIS
President and Chief Executive Officer

Date:  November 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ELWOOD G. NORRIS	President and Chief Executive Officer	November 22, 2011
Elwood G. Norris	(Principal Executive Officer)

/s/ JAMES A. BARNES	Chief Financial Officer,	November 22, 2011
James A. Barnes	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ SETH PUTTERMAN	Director	November 22, 2011
Seth Putterman

/s/ ROBERT M. KAPLAN	Director	November 22, 2011
Robert M. Kaplan

/s/ DANIEL W. HUNTER	Director	November 22, 2011
Daniel W. Hunter