Form 10-Q
period 2011-12-31
Parametric Sound Corp
filed 2012-01-25
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011
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

The number of shares of Common Stock, $0.001 par value, outstanding on January 16, 2012 was 21,492,027.

PARAMETRIC SOUND CORPORATION

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements
Parametric Sound Corporation
Condensed Balance Sheets

	December 31,
	2011	September 30,
	(unaudited)	2011

ASSETS
Current assets:
Cash	$334,358	$491,764
Inventories, net	407,331	273,268
Prepaid expenses and other current assets	19,721	64,971
Total current assets	761,410	830,003
Equipment and tooling, net	131,950	145,252
Intangible assets, net	1,366,038	148,540
Total assets	$2,259,398	$1,123,795

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$200,835	$164,190
Accrued liabilities	13,573	14,750
Deferred officer compensation	280,500	224,400
Due to related party	250,000	-
Total current liabilities	744,908	403,340

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none issued and outstanding	-	-
Common stock, $0.001 par value, authorized 50,000,000 shares, 21,492,027 and 19,517,027 shares issued and outstanding, respectively	21,492	19,517
Additional paid-in capital	4,194,424	2,871,347
Accumulated deficit	(2,701,426)	(2,170,409)
Total stockholders' equity	1,514,490	720,455
Total liabilities and stockholders' equity	$2,259,398	$1,123,795

See accompanying notes to financial statements

Parametric Sound Corporation
Condensed Statements of Operations
(unaudited)

	Three Months Ended
	December 31,
	2011	2010

Revenues:
Product sales	$63,415	$-
Other revenue	1,366	-
Total revenues	64,781	-
Cost of revenues	24,916	-
Gross profit	39,865	-

Operating expenses:
Selling, general and administrative	338,959	129,344
Research and development	230,705	126,397
Total operating expenses	569,664	255,741
Loss from operations	(529,799)	(255,741)

Other income (expense):
Interest and note discount amortization	-	(70,276)
Other	(1,218)	77
	(1,218)	(70,199)
Net loss	$(531,017)	$(325,940)

Loss per basic and diluted common share	$(0.03)	$(0.02)
Weighted average shares used to compute net loss per basic and diluted common share	19,559,961	15,306,064

See accompanying notes to financial statements

Parametric Sound Corporation
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended
	December 31,
	2011	2010

Cash Flows From Operating Activities:
Net loss	$(531,017)	$(325,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,000	11,310
Debt discount and deferred financing cost amortization	-	56,161
Warranty provision	2,134	-
Non-cash inventory reserve reduction	(3,650)	-
Share-based compensation	196,302	38,975
Impairment of patents	-	14,242
Changes in assets and liabilities:
Prepaid expenses and other current assets	45,250	87
Inventories	(130,413)	-
Accounts payable	36,645	(48,050)
Accrued liabilities	(1,869)	(12,885)
Deferred officer compensation	56,100	52,500
Warrant settlements	(1,442)	-
Net cash used in operating activities	(304,960)	(213,600)

Cash Flows From Investing Activities:
Capital expenditures for equipment and tooling	(3,344)	(9,941)
Patent costs paid	(2,852)	-
Net cash used in investing activities	(6,196)	(9,941)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	153,750	-
Net cash provided by financing activities	153,750	-

Net decrease in cash and cash equivalents	(157,406)	(223,541)
Cash and cash equivalents, beginning of period	491,764	439,385
Cash and cash equivalents, end of period	$334,358	$215,844

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Technology purchased from related party for common stock and obligation to pay $250,000 (Note 9)	$1,225,000	$-

See accompanying notes to financial statements

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
December 31, 2011

Note 1—Description of Business and Basis of Accounting/Presentation

Parametric Sound Corporation (“Parametric Sound” or the “Company”) is a technology company focused on delivering novel audio solutions. The Company’s HyperSonic® Sound or "HSS®" technology pioneered the practical application of parametric acoustic technology for generating audible sound along a directional ultrasonic column. The Company’s HSS-3000 products are compatible with standard media players and beam sound to target a specific listening area without the ambient noise of traditional speakers. The creation of sound using the Company’s technology also creates a unique sound image distinct from traditional audio systems.

The Company was incorporated in Nevada on June 2, 2010 as a new, wholly owned subsidiary of LRAD Corporation in order to effect the separation and spin-off of the HSS business. On September 27, 2010, the 100% spin-off was completed and we became a stand-alone, independent, publicly traded company. The Company’s corporate headquarters are located in Henderson, Nevada and product development and assembly is performed in San Diego, California. Principal markets for the Company’s products are North America, Europe and Asia.

Basis of Accounting

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements contain all adjustments necessary in order make the financial statements not misleading. The condensed balance sheet as of September 30, 2011 was derived from the Company’s most recent audited financial statements. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended September 30, 2011, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. Operating results for the three months ended December 31, 2011 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: valuation of inventory, impairment of intangible assets, the fair value of share-based compensation and warrants, valuation of acquired intangible assets and valuation allowance related to deferred tax assets.

Liquidity/Going Concern
The financial statements have been prepared on a going concern basis contemplating the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $531,017 for the three months ended December 31, 2011 and $1,484,458 for the year ended September 30, 2011 and has financed its operations to date from debt and equity financings. As of December 31, 2011 the Company’s working capital balance was $16,502 and the Company currently has no other sources of available financing. In July 2011 the Company commenced deliveries of its HSS-3000 products. There can be no assurance that the Company’s products will achieve the market success necessary to achieve profitable operations and to generate sufficient cash flow to fund the Company’s operations. The Company will be reliant on existing working capital or on obtaining additional debt or equity financing sufficient to sustain operations until profitability and positive cash flow can be achieved.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
December 31, 2011

The continuation of the Company as a going concern is dependent on its ability to grow revenues, and if necessary, to obtain additional financing from outside sources. Management’s plans include (a) increasing HSS-3000 revenues from legacy customers and by obtaining new commercial customers, (b) developing new or improved products and audio solutions targeted for consumer audio markets, (c) pursuing a partnering and licensing strategy to commercialize products in consumer markets, (d) exercising cost controls to conserve cash, and (e) obtaining public or private financing. The Company intends on financing its market expansion and activities from the sale of public securities or obtaining additional financing from other traditional financing sources. There is no assurance that the Company will be successful in its plans in generating funds or obtaining additional financing to sustain its operations for twelve months or beyond. Should the Company be unable to generate funds from operations or obtain required financing, it may have to curtail operations, which may have a material adverse effect on its financial position and results of operations. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Financial Instruments
At December 31, 2011, there was no difference between the carrying values of the Company’s cash equivalents and fair market value. For certain financial instruments, including accounts payable, accrued expenses and due to related party, the carrying amounts approximate fair value due to their relatively short maturities.

Reclassifications
Where necessary, the prior year’s information has been reclassified to conform to the current period’s statement presentation.

Loss Per Share
Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants for a total of 5,665,000 and 2,955,000 shares of common stock were outstanding at December 31, 2011 and 2010, respectively. These securities are not included in the computation of diluted net loss per common share as their inclusion would be antidilutive.

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

2. Inventories, net

Inventory is recorded at the lower of cost and net realizable value. The cost of substantially all of the Company’s inventory is determined by the weighted average cost method. Inventories consisted of the following:

	December 31,	September 30,
	2011	2011
Finished goods	$101,291	$44,648
Work in process	10,165	23,960
Raw materials	411,590	324,025
	523,046	392,633
Reserve for obsolescence	(115,715)	(119,365)
	$407,331	$273,268

The Company relies on one supplier for film for its HSS products. The Company’s ability to manufacture its HSS products could be adversely affected if it were to lose a sole source supplier and was unable to find an alternative supplier.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
December 31, 2011

The reserve for obsolescence was reduced by a $3,650 non-cash inventory reserve reduction in the three months ended December 31, 2011 through the use of such parts in the production of HSS-3000 products and prototypes. The Company may continue to incur non-cash inventory reserve reductions through the use of previously reserved legacy HSS parts.

3. Equipment and Tooling, net

Equipment and tooling consisted of the following:

	December 31,	September 30,
	2011	2011
Equipment	$149,514	$146,170
Tooling	124,299	124,299
	273,813	270,469
Accumulated deprcciation	(141,863)	(125,217)
	$131,950	$145,252

Depreciation expense was $16,646 and $992 for the three months ended December 31, 2011 and 2010, respectively.

4. Intangible Assets, net

Intangible assets consist of the following:

	December 31,	September 30,
	2011	2011
Purchased technology (Note 9)	$1,225,000	$-
Patents	177,042	166,128
Defensive patents	175,127	154,952
Licenses	-	28,237
Trademarks	6,292	6,292
	1,583,461	355,609
Accumulated amortization	(217,423)	(207,069)
	$1,366,038	$148,540

Purchased technology consists of patent applications and intellectual property acquired from a related party (see Note 9).

Aggregate amortization expense for the Company’s intangible assets was $10,354 and $10,161 during the three months ended December 31, 2011 and 2010, respectively. In addition to amortization, the Company wrote off $14,242 of impaired patent costs during the three months ended December 31, 2010.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
December 31, 2011

As of December 31, 2011 estimated intangible assets amortization expense for each of the next five fiscal years and thereafter are as follows:

Estimated
Amortization
Fiscal Years Ending September 30,	Expense
2012 (9 months remaining)	$92,361
2013	112,928
2014	105,063
2015	98,100
2016	92,611
Thereafter	864,975

5. Deferred Compensation, Accrued and Other Related Party Liabilities

Deferred Compensation
Effective October 1, 2010 the Company began accruing monthly compensation for the services of its two executive officers in the aggregate amount of $17,500 per month.  The balance accrued as of December 31, 2011 of $280,500 includes related employment taxes and accrues without interest until the Board of Directors determines there are sufficient funds available to pay the accrued balances.

Accrued Liabilities
Accrued liabilities consists of the following:

	December 31,	September 30,
	2011	2011
Payroll and related	$11,195	$8,183
Warranty reserve	2,226	1,534
Customer deposits	-	4,600
Other	152	433
	$13,573	$14,750

Due to Related Party
The Company is obligated to related party Syzygy Licensing, LLC (“Syzygy”) for $250,000 due on or before June 30, 2012 as partial consideration for assignment of patents and intellectual property (see Note 9).

6. Share-Based Compensation

On September 27, 2010 the Company adopted the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan authorized the grant of options to purchase up to 3,000,000 shares of the Company’s common stock to directors, officers, employees and consultants. On December 29, 2011 the Company adopted the 2012 Stock Option Plan (the “2012 Plan”) providing authority to grant options on 1,265,000 shares of common stock remaining available for issuance under the 2010 Plan and new authority for an additional 3,000,000 shares of common stock. The 2012 Plan replaced the 2010 Plan but awards previously granted under the 2010 Plan remain outstanding in accordance with their terms. Any outstanding option grants that expire or terminate, other than through exercise or share settlement, under the 2010 Plan will also become eligible for grant under the 2012 Plan. Options granted under the 2012 Plan may not be exercised until stockholder approval or twelve months, whereupon if approval has not been obtained, any incentive options will be treated as non-qualified options.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
December 31, 2011

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

	Three Months Ended
	December 31,
	2011	2010
Volatility	90%	100%
Risk-free interest rate	0.99%	1.06%
Forfeiture rate	0.00%	0.00%
Dividend yield	0.00%	0.00%
Expected life in years	4.96	4.75
Weighted average fair value of options granted	$0.49	$0.22

As the Company’s stock only commenced trading in October 2010, management estimated its expected volatility for fiscal 2011 by reviewing the historical volatility of the common stock of a group of selected peer public companies that operate in similar industries and are similar in terms of stage of development or size and then projecting this information toward its future expected results. Judgment was used in selecting these companies, as well as in evaluating the available historical volatility for these peer companies. In the current fiscal year the Company commenced using its historical volatility which did not vary significantly from prior estimates. The risk-free interest rate is based on rates published by the Federal Reserve Board. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company has a small number of option grants and limited exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term, to estimate expected life (computed as vesting term plus contractual term divided by two). An estimated forfeiture rate was determined to be zero as the number of grantees is limited and all are currently expected to serve in their capacities during the vesting period. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts, if any, will be recorded as a cumulative adjustment in the period in which the estimate is changed.

The Company recorded share-based compensation in its statements of operations for the relevant periods as follows:

	Three Months Ended
	December 31,
	2011	2010
Selling, general and administrative	$152,291	$19,594
Research and development	44,011	19,381
	$196,302	$38,975

As of December 31, 2011 total estimated compensation cost relating to stock options granted but not yet vested was $1,409,500. This cost is expected to be recognized over the weighted average period of 1.1 years.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
December 31, 2011

The following table summarizes stock option activity for the period:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (2)
Outstanding October 1, 2011	1,735,000	$0.36
Granted	2,805,000	$0.65
Canceled/expired	-	-
Exercised	(475,000)	$0.32
Outstanding December 31, 2011 (1)	4,065,000	$0.56	$571,550
Exercisable December 31, 2011	872,500	$0.46	$217,525
___________________
(1)	Options outstanding are exercisable at prices ranging from $0.30 to $1.20 and expire in 2015 to 2016.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on December 31, 2011 of $0.70.

7. Stockholders’ Equity

Summary
The following table summarizes stockholders’ equity activity for the three months ended December 31, 2011:

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2011	19,517,027	$19,517	$2,871,347	$(2,170,409)	$720,455
Common shares issued upon exercise of
stock options by officers	475,000	475	153,275	-	153,750
Common shares issued for assignment
of patents and intellectual property
from related party (Note 9)	1,500,000	1,500	973,500	-	975,000
Share-based compensation expense	-	-	196,302	-	196,302
Net loss for the period	-	-	-	(531,017)	(531,017)
Balance at December 31, 2011	21,492,027	$21,492	$4,194,424	$(2,701,426)	$1,514,490

Stock Purchase Warrants
There was no warrant activity during the three months ended December 31, 2011 and the Company has outstanding share warrants as of December 31, 2011 held by related parties, as follows:

Description	Number of Common Shares	Exercise Price Per Share	Expiration Date
Stock Purchase Warrants	1,600,000	$ 0.75	February 22, 2016

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
December 31, 2011

8. Commitments and Contingencies

Facility Leases
Commencing June 1, 2011 the Company leased 3,498 square feet of improved assembly and warehouse space in Poway, California for a period of 25 months terminating June 30, 2013. The gross monthly base rent is $3,498 through May 31, 2012, thereafter increasing to $3,603 per month for the term of the lease, subject to certain future adjustments. The Company’s President and CEO, Mr. Norris, executed a personal guarantee of the lease without compensation.

The Company’s executive office in Henderson, Nevada was occupied in July 2011 under a lease agreement that expired on June 30, 2011. The Company is continuing month-to-month rental at $500 per month for reduced space of approximately 500 square feet.

9. Related Party Transactions

On December 29, 2011 the Company entered into an Assignment Agreement (“Assignment”) with Syzygy whereupon the Company acquired all technology and intellectual property covered by the License and Royalty Agreement (“License”) dated September 27, 2010 previously executed by the parties. The Assignment terminated the License and all future royalty obligations. Pending patent applications comprising part of the intellectual property were assigned to the Company. Syzygy is owned by the Company’s two executive officers who are both also significant stockholders. Elwood G. Norris, CEO and President, owns 65% and James A. Barnes, Chief Financial Officer, Treasurer and Secretary, owns 35% of Syzygy and serves as managing member.

In consideration for the Assignment the Company issued 1,500,000 shares of common stock to Syzygy (valued at $975,000) and agreed to pay $250,000 by June 30, 2012. The Company valued the technology in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-30-30, Intangible - Goodwill and Other - General Intangibles Other than Goodwill - Initial Measurement, and ASC 805-50-30, Business Combinations – Related Issues – Initial Measurement, which require that intangible assets acquired through a transaction that is not a business combination shall be measured based on the cash consideration paid plus either the fair value of the non-cash consideration given or the fair value of the assets acquired, whichever is more clearly evident. As the Company has only recently begun selling products based on the acquired technology and intellectual property, management determined that the fair value of the common stock issued was more clearly evident, and accordingly, recorded the acquired intangible assets at the aggregate amount of $1,225,000. The Company incurred $3,194 of royalties for the three months ended December 31, 2011 prior to termination of the License and owed Syzygy an aggregate of $7,028 in royalties included in accounts payable.

On December 29, 2011 the Company appointed Kenneth F. Potashner as a director and engaged him as a consultant and advisor. He has agreed in principle to become the Company’s full-time Executive Chairman at a future date to be agreed between Mr. Potashner and the Company’s Board of Directors but expected to be before March 15, 2012. The consultancy, unless amended or extended, will terminate on the earlier of March 15, 2012 or his formal appointment as Executive Chairman. Mr. Potashner was granted a stock option, pursuant to the 2012 Plan, to purchase 2,050,000 shares of the Company’s common stock with an exercise price of $0.65 per share. The option has a five-year term with 10% of the options vesting on the grant date, and the balance becoming exercisable quarterly commencing March 31, 2012 over eight quarters. Other than the grant of stock options Mr. Potashner will not receive any cash remuneration for his consulting and advisory services. Mr. Potashner was also granted an additional five-year option on 50,000 shares of common stock with an exercise price of $0.65 per share vesting quarterly commencing December 31, 2011 for his role as a director of the Company.

See Notes 4, 5 and 7 for additional related party transactions and information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 previously filed with the SEC, particularly in “Risk Factors”.

We are a technology company with a substantial body of intellectual property focused on delivering novel audio solutions. Our HyperSonic Sound ("HSS") technology pioneered the practical application of parametric acoustic technology for generating sound along a directional ultrasonic column. Our HSS-3000 product line delivers directed audio solutions to customers primarily for digital signage, point-of-purchase, in-store network and related applications that benefit from focused sound targeted to specific locations. Our principal markets are North America, Europe and Asia.

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

Liquidity/Going Concern
Our financial statements have been prepared on a going concern basis contemplating the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred a net loss of $531,017 for the three months ended December 31, 2011 and $1,484,458 for the year ended September 30, 2011 and have financed our operations to date from debt and equity financings. As of December 31, 2011 our working capital balance was approximately $16,502 and we have no other sources of available financing. In July 2011 we commenced deliveries of our HSS-3000 products. There can be no assurance that our products will achieve the market success necessary to achieve profitable operations and to generate sufficient cash flow to fund our operations. We will be reliant on existing working capital or on obtaining additional debt or equity financing sufficient to sustain operations until profitability and positive cash flow can be achieved.

Our continuation as a going concern is dependent on our ability to grow revenues, and if necessary, to obtain additional financing from outside sources. Our plans include (a) increasing HSS-3000 revenues from legacy customers and by obtaining new commercial customers, (b) developing and introducing new or improved products and audio solutions targeted for consumer audio markets, (c) pursuing a partnering and licensing strategy to commercialize products in consumer markets, (d) exercising cost controls to conserve cash, and (e) obtaining public or private financing. We intend on financing our market expansion and activities from the sale of public securities or obtaining additional financing from other traditional financing sources. There is no assurance that we will be successful in our plans in generating funds or obtaining financing to sustain operations for twelve months or beyond. Should we be unable to generate funds from operations or obtain required financing, we may have to curtail operations, which may have a material adverse effect on our financial position and results of operations. The accompanying financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Challenges, Opportunities, and Uncertainties
We are unable to predict the market acceptance of our products or the level of future sales. We offer HSS-3000 audio systems at more competitive prices than previous generations and we believe this creates new opportunities for directed sound.

In January 2012 we announced a product upgrade that we believe improves our digital signage offering and open other market applications. Our upgraded HSS technology has been designed to produce a crisp, clean and unique sound image enhancing stereo output to produce a robust 3D sound image from just two thin emitters. We believe there are opportunities for HSS technology in computers, gaming devices, TVs and home audio applications. We are unable to predict the level of acceptance of our technology in existing or these new markets. Our strategy is to continue to pursue product sales but also engage in licensing to others especially for applications in consumer markets.

We are reliant on our existing resources or obtaining public or private debt or equity financing for working capital. We may need additional capital to grow revenues, expand our product offering or pay operating costs until sustained profitability is achieved. Obtaining any required additional financing in the future could be a significant management challenge and failure to secure financing, if necessary, would have a material adverse affect on our company. Our ability to continue as a going concern is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

Given our limited personnel and financial resources we face significant challenges in growing our business. The continued global economic downturn could increase the challenges in operating our business. We expect we will need to continue to innovate new applications for our sound technology, develop new products to meet diverse customer requirements and identify and develop new markets for our products.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the year ended September 30, 2011 previously filed with the SEC. The preparation of these financial statements prepared in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including but not limited to those related to valuation of inventory, impairment of intangible assets, the fair value of share-based compensation and warrants, valuation of acquired intangible assets and the valuation allowance related to deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Some of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, reserves for uncollectible accounts receivable, warranty liabilities, impairments, contingencies, share-based compensation, and valuation of acquired intangible assets. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the three months ended December 31, 2011. For further information on our critical accounting policies, refer to Note 1 to the financial statements in our Annual Report on Form 10-K for the year ended September 30, 2011.

Revenues, Product Costs and Operating Expenses
In July 2011 we commenced sales of our HSS-3000 HyperSonic Sound Audio Systems. We are building awareness with sales to legacy customers retained from our 2010 spin-off while pursuing larger volume new customers. We also intend to pursue technology licensing opportunities. Sales for the three months ended December 31, 2011 were $64,781 and we expect digital signage sales to grow in future quarters. We are encouraged by initial customer response to our January 2012 product upgrade. We believe our economical solution meets the audio needs of the most demanding digital signage, kiosk and point-of-sale terminal customer. But we cannot predict the degree of future acceptance by existing or new customers or the level of future product revenues and margins. There can also be no assurance we can be successful in licensing our technology in new markets.

The actual level of future selling, general and administrative expenses will be dependent on staffing levels, elections regarding the use of outside resources, public company and regulatory costs, the impact of noncash stock-based compensation costs and other factors, some outside our control. The scope and magnitude of our future research and development expenses are difficult to predict at this time. Although we have successfully completed development of our first HSS-3000 products, our research and development efforts are focused on a product development roadmap to further enhance our product offerings and create products for new markets. The timing and amounts required for these efforts are difficult to estimate at this time but could be substantial. Historical operating expenditures are not necessarily indicative of future expenditures.

Our base cash operating costs now approximate $50,000 per month plus we spend additional amounts on outside research and development. Our operating costs could increase significantly as we expand markets for our products or expand production, distribution, service and administrative functions in future months.  We may also incur future financing costs and noncash share-based compensation costs depending on future option grants that are impacted by stock prices and other valuation factors.

Comparison of Results of Operations for the Three Months Ended December 31, 2011 and 2010
The following is a discussion of the results of our operations for the three months ended December 31, 2011 and 2010.

Revenues
Revenues were $64,781 for the three months ended December 31, 2011 and reflected sales primarily to legacy customers retained from our 2010 spin-off. We are pursuing new customers for our HSS-3000 product line focusing on the digital signage, kiosk and point-of-sale terminal markets. We were in product development in the prior comparable quarter and had no revenues. We had no significant backlog at December 31, 2011.

Gross Profit
Gross profit for the three months ended December 31, 2011 was $39,865. The margin was positively impacted from usage of parts valued at $3,059 that had inventory obsolescence and excess parts allowances recorded in prior years. Product costs included 5% royalties of $3,194 to related party Syzygy that due to the technology assignment effected on December 29, 2011 will not be incurred in future periods. We continue to implement volume pricing and production strategies, product updates and changes, including raw material and component changes that may impact margins. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended December 31, 2011 were $338,959, compared to $129,344 during the comparable period ended December 31, 2010. These amounts included non-cash share based compensation expenses of $152,291 and $19,594, respectively. Other major cost categories for the most recent quarter included compensation costs of $64,000 (including $32,580 of deferred officer compensation), trade show and promotion expenses of $14,400, professional fees of $62,500, public company costs of $30,000 and occupancy costs of $6,000. Compared to the prior comparable quarter professional fees increased by $48,000 due to increased legal, auditing, meeting and filing costs. We believe selling, general and administrative costs may increase in future quarters as a result of decisions regarding trade shows, marketing, travel and staffing.

Research and Development Expenses
Research and development expenses for the three months ended December 31, 2011 were $230,705, compared to $126,397 for the comparable period ended December 31, 2010. These research and development expenses included non-cash share based compensation expenses of $44,011 and $19,381, respectively. Other major cost categories for the most recent quarter included compensation costs of $64,000 (including $23,520 of deferred officer compensation), $27,000 of outside engineering and consulting costs and $49,300 of prototype related costs. Compared to the prior comparable quarter prototype related costs increased by $45,000 due to work on technology upgrades and new speaker development. The scope and magnitude of our future research and development expenses are difficult to predict as the amounts required for future product development costs are difficult to estimate but could be substantial.

During the three months ended December 31, 2010 we expensed $14,242 for impaired patents no longer necessary to support our business strategy. We do not currently anticipate any material intangible asset impairment expense in future periods.

Other Expense
During the first quarter of the prior year we incurred interest and note discount amortization expense of $70,276 on previously outstanding subordinated notes. We currently have no interest bearing debt outstanding and accordingly had no comparable interest charges in the most recent quarter.

Net Loss
The net loss for the three months ended December 31, 2011 and 2010 was $531,017 and $325,940, respectively. The most recent period loss included $196,302 of non-cash share-based compensation expenses compared to $38,975 for the prior year’s first quarter. We expect to incur additional net losses until we are able to grow revenues to generate sufficient margins to cover operating costs.

Liquidity and Capital Resources

Overview
At December 31, 2011 we had cash of $334,358 and our current assets exceeded our current liabilities by $16,502. We obtained $153,750 from the exercise of stock options by executive officers during the three months ended December 31, 2011. Other than cash and inventory, we have no unused sources of liquidity at this time.

Cash Flows

Operating Activities
During the three months ended December 31, 2011 cash used in operating activities was $304,960. The net loss of $531,017 was reduced by net non-cash expenses of $221,786. Cash used in operating activities was also reduced by a $36,645 increase in accounts payable, a $56,100 increase in deferred officer compensation and a $45,250 decrease in prepaid expenses. It was increased by a $130,413 increase in inventories to support expected future product sales.

For the prior year’s period ended December 31, 2010 cash used in operating activities was $213,600 resulting primarily from the net loss of $325,940 reduced by non-cash expenses of $120,688.

Investing Activities
We used cash of $3,344 for equipment purchases and $2,852 for patent costs during the three months ended December 31, 2011. We have no material commitments for future capital expenditures but expect to continue to incur patent costs in future quarters.

Financing Activities
During the three months ended December 31, 2011 we obtained $153,750 from the exercise of stock options by executive officers.

Non-cash Activities
On December 29, 2011 we purchased technology from related party Syzygy for 1,500,000 shares of common stock valued at $975,000 and an obligation to pay $250,000. The $250,000 obligation is due on or before June 30, 2012.

Capital Requirements
Our base cash operating costs currently approximate $50,000 per month and we incur additional non-routine expenditures for product development that vary and are difficult to estimate for future periods. At December 31, 2011 we were committed for approximately $80,000 for future inventory deliveries, legal and development work that are generally subject to modification or rescheduling in the normal course of business and we are committed to pay Syzygy $250,000 by June 30, 2012 as payment for acquired technology.

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

Assuming no growth in product sales and assuming continued deferral of executive salaries, we would require a minimum of approximately $500,000 of additional capital to sustain operations during the next twelve months given our purchase and acquired technology payment commitments, current operating expenditures and assuming limited product development and marketing expenditures. Our demands for operating and working capital funds could vary significantly from our estimates and could grow rapidly based on decisions regarding staffing, development, production, marketing and other functions and based on factors outside our control. We expect to obtain additional resources from growing revenues. Should we expand operations or should we require additional operating capital for any reason, there can be no assurance that any such required debt or equity financing will be available to us in the future. Failure to timely obtain any required financing in the future could have a material adverse affect on our Company. Our ability to continue as a going concern is dependent upon growing revenues and achieving a profitable level of operations and until then obtaining additional financing if required.

Contractual Obligations
Other than aggregate facility and office lease and rent payments of approximately $4,000 per month, inventory and development commitments of $50,000 and our commitment to pay $250,000 for acquired technology by June 30, 2012, we have no material contractual obligations.

Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended December 31, 2011, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

At the conclusion of the period ended December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (our PEO) and our Chief Financial Officer (our PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective at the reasonable assurance level due to the existence of known material weaknesses in our internal control over financial reporting as summarized in the following paragraph.

As of December 31, 2011 we had three employees other than our two executive officers along with contract workers and consultants. Our Chief Financial Officer was responsible for initiating transactions, had custody of assets, recorded and reconciled transactions and prepared our period end financial reports without the sufficient segregation of conflicting duties normally required for effective internal control. In May 2011 we formed an audit committee of independent directors to provide independent oversight. We believe the lack of segregation of duties is a material weakness in our internal controls at December 31, 2011 affecting management’s ability to conclude that our disclosure controls and procedures were effective at the reasonable assurance level.

While we plan to attempt to remediate the above noted material weakness in the future, there is no assurance we can remediate any control deficiencies in a timely manner.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies that may be identified during this process.

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

PARAMETRIC SOUND CORPORATION

Date: January 25, 2012	By:	/S/ JAMES A. BARNES
James A. Barnes, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)