Form 10-Q
period 2012-03-31
Parametric Sound Corp
filed 2012-05-07
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission File Number: 000-54020

PARAMETRIC SOUND CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-2767540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13125 Danielson Street, #110 Poway, California	92064
(Address of principal executive offices)	(Zip Code)

(888) 477-2150
(Registrant’s telephone number, including area code)

1941 Ramrod Avenue, Suite #100
Henderson, Nevada 89014
(Former Address)

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 4, 2012 was 6,388,295.

PARAMETRIC SOUND CORPORATION

Parametric Sound Corporation
Condensed Balance Sheets

	March 31, 2012	September 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$7,181,744	$491,764
Inventories, net	460,862	273,268
Prepaid expenses and other current assets	105,085	64,971
Total current assets	7,747,691	830,003
Equipment and tooling, net	120,689	145,252
Intangible assets, net	1,340,411	148,540
Total assets	$9,208,791	$1,123,795

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$357,461	$164,190
Accrued liabilities	65,375	14,750
Deferred officer compensation	-	224,400
Due to related parties	375,000	-
Total current liabilities	797,836	403,340

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none issued and outstanding	-	-
Common stock, $0.001 par value, authorized 50,000,000 shares, 6,223,761 and 3,903,762 shares issued and outstanding, respectively	6,224	3,904
Additional paid-in capital	12,067,454	2,886,960
Accumulated deficit	(3,662,723)	(2,170,409)
Total stockholders' equity	8,410,955	720,455
Total liabilities and stockholders' equity	$9,208,791	$1,123,795

See accompanying notes to interim condensed financial statements

Parametric Sound Corporation
Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Revenues:
Product sales	$55,824	$-	$119,239	$-
Other revenue	3,870	-	5,236	-
Total revenues	59,694	-	124,475	-
Cost of revenues	27,151	-	52,067	-
Gross profit	32,543	-	72,408	-

Operating expenses:
Selling, general and administrative	725,639	147,991	1,064,598	277,335
Research and development	267,503	152,381	498,208	278,778
Total operating expenses	993,142	300,372	1,562,806	556,113
Loss from operations	(960,599)	(300,372)	(1,490,398)	(556,113)

Other income (expense):
Interest and note discount amortization	-	(75,580)	-	(145,856)
Other	(698)	639	(1,916)	716
	(698)	(74,941)	(1,916)	(145,140)
Net loss	$(961,297)	$(375,313)	$(1,492,314)	$(701,253)

Net loss per basic and diluted common share (1)	$(0.22)	$(0.12)	$(0.36)	$(0.22)
Weighted average common shares used to compute net loss per basic and diluted common share (1)	4,385,981	3,225,657	4,147,881	3,142,531

(1)	Net loss per share and weighted average common shares outstanding for all periods reflect the 1-for-5 reverse stock split that was effective March 21, 2012 (see Note 1).

See accompanying notes to interim condensed financial statements

Parametric Sound Corporation
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended March 31,
	2012	2011

Cash Flows From Operating Activities:
Net loss	$(1,492,314)	$(701,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,827	23,195
Debt discount and deferred financing cost amortization	-	117,933
Warranty provision	5,053	-
Non-cash inventory reserve reduction	(8,201)	-
Share-based compensation	559,851	90,315
Impairment of patents	-	28,616
Changes in assets and liabilities:
Prepaid expenses and other current assets	(40,114)	(24,549)
Inventories	(179,393)	(5,952)
Accounts payable	193,271	(94,364)
Accrued liabilities	50,501	2,923
Deferred officer compensation	(84,400)	112,200
Due to related parties	125,000	-
Warranty settlements	(4,929)	-
Net cash used in operating activities	(800,848)	(450,936)

Cash Flows From Investing Activities:
Capital expenditures for equipment and tooling	(9,042)	(16,436)
Patent costs paid	(8,093)	(7,124)
Net cash used in investing activities	(17,135)	(23,560)

Cash Flows From Financing Activities:
Proceeds from sale of common stock and warrants	8,500,000	1,000,000
Offering costs paid	(1,153,287)	(43,554)
Proceeds from exercise of stock options	161,250	-
Net cash provided by financing activities	7,507,963	956,446

Net increase in cash and cash equivalents	6,689,980	481,950
Cash and cash equivalents, beginning of period	491,764	439,385
Cash and cash equivalents, end of period	$7,181,744	$921,335

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Technology purchased from related party for common stock and obligation to pay $250,000	$1,225,000	$-
Stock options issues as payment for tooling obligation	-	20,000
Deferred officer compensation paid in common shares	140,000	-
Issuance of warrants to underwriter	563,420	-

See accompanying notes to interim condensed financial statements

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
March 31, 2012

Note 1 - Description of Business and Basis of Accounting/Presentation

Parametric Sound Corporation (“Parametric Sound” or the “Company”) is a technology company focused on delivering novel audio solutions. The Company’s HyperSound™ System or “HSS®” technology pioneered the practical application of parametric acoustic technology for generating audible sound along a directional ultrasonic column. The Company’s products are compatible with standard media players and beam sound to target a specific listening area without the ambient noise of traditional speakers. The creation of sound using the Company’s technology also creates a unique sound image distinct from traditional audio systems.

The Company was incorporated in Nevada on June 2, 2010 as a new, wholly owned subsidiary of LRAD Corporation in order to effect the separation and spin-off of the HSS business. On September 27, 2010, the 100% spin-off was completed and the Company became a stand-alone, independent, publicly traded company. The Company is located in Poway, California. Principal markets for the Company’s products are North America, Europe and Asia.

In March 2012, the Company completed a secondary public offering of 1,888,888 shares of its common stock at $4.50 per share (after the 1-for-5 reverse stock split described below) for gross proceeds of $8.5 million. The net proceeds of the public offering after deducting underwriting discounts and commissions and offering expenses was $7.35 million. The Company is targeting its technology for new uses in consumer markets including computers, video gaming, televisions, home audio and mobile devices.

Basis of Accounting
The accompanying unaudited interim financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying financial statements contain all adjustments necessary in order make the financial statements not misleading. The condensed balance sheet as of September 30, 2011 was derived from the Company’s most recent audited financial statements. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended September 30, 2011, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. Operating results for the three and six months ended March 31, 2012 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

Reverse Stock Split
On March 21, 2012, the Company effected a 1-for-5 reverse split of its common stock, which was authorized by its Board of Directors following stockholder approval at its Annual Meeting held in February 2012. The objective in effecting the reverse split was to enable the Company to obtain listing of its common stock on the NASDAQ Capital Market and complete the secondary public offering of its common shares.  As a result of the reverse stock split, each five shares of common stock that were issued and outstanding or held in treasury on March 21, 2012 were automatically combined into one share. The reverse stock split reduced the number of issued and outstanding shares of common stock as of March 21, 2012 from approximately 21.5 million shares to approximately 4.3 million shares.  Fractional shares were rounded up to the nearest whole number.  The reverse stock split affected all of the holders of common stock uniformly. Shares of common stock underlying outstanding options and warrants were proportionately reduced and the exercise price of outstanding options and warrants was proportionately increased in accordance with the terms of the agreements governing such securities.  All common stock share and per share information in the accompanying financial statements and notes hereto have been adjusted to reflect retrospective application of the reverse stock split, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: valuation of inventory, impairment of intangible assets, the grant date fair value of stock options and warrants, share-based compensation expense, valuation of acquired intangible assets and valuation allowance related to deferred tax assets.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
March 31, 2012

Financial Instruments
At March 31, 2012, there was no difference between the carrying values of the Company’s cash equivalents and fair market value. For certain financial instruments, including accounts payable, accrued expenses and due to related party, the carrying amounts approximate fair value due to their relatively short maturities.

The Company does not have any recurring fair value measurements for financial assets and liabilities.

Reclassifications
Where necessary, the prior year’s information has been reclassified to conform to the current period’s statement presentation.

Loss Per Share
Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants for a total of 1,374,888 and 1,010,000 shares of common stock were outstanding at March 31, 2012 and 2011, respectively. These securities are not included in the computation of diluted net loss per common share as their inclusion would be antidilutive.

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

Subsequent Events
Management has evaluated events subsequent to March 31, 2012 through the date that the accompanying interim condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Note 2 - Inventories, net

Inventory is recorded at the lower of cost and net realizable value. The cost of substantially all of the Company’s inventory is determined by the weighted average cost method. Inventories consisted of the following:

	March 31, 2012	September 30, 2011
Finished goods	$180,496	$44,648
Work in process	7,389	23,960
Raw materials	384,140	324,025
	572,025	392,633
Reserve for obsolescence	(111,163)	(119,365)
	$460,862	$273,268

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
March 31, 2012

The Company relies on one supplier for film for its HSS products. The Company’s ability to manufacture its HSS products could be adversely affected if it were to lose its sole source supplier and was unable to find an alternative supplier.

The reserve for obsolescence was reduced by an $8,201 non-cash inventory reserve reduction in the six months ended March 31, 2012 through the use of previously reserved legacy HSS inventory in the production of HSS-3000 products and prototypes. The Company expects to continue to realize non-cash inventory reserve reductions through the use of such previously reserved parts.

Note 3 - Equipment and Tooling, net

Equipment and tooling consisted of the following:

	March 31, 2012	September 30, 2011
Equipment	$155,212	$146,170
Tooling	124,299	124,299
	279,511	270,469
Accumulated deprcciation	(158,822)	(125,217)
	$120,689	$145,252

Depreciation expense was $33,605 and $2,731 for the six months ended March 31, 2012 and 2011, respectively.

Note 4 - Intangible Assets, net

Intangible assets consist of the following:

	March 31, 2012	September 30, 2011
Purchased technology	$1,225,000	$-
Patents	180,269	166,128
Defensive patents	176,816	154,952
Licenses and trademarks	6,617	34,529
	1,588,702	355,609
Accumulated amortization	(248,291)	(207,069)
	$1,340,411	$148,540

Purchased technology consists of patent applications and intellectual property acquired from a related party (see Note 9).

Aggregate amortization expense for the Company’s intangible assets was $41,222 and $20,464 during the six months ended March 31, 2012 and 2011, respectively. In addition to amortization, the Company wrote off $28,616 of impaired patent costs during the six months ended March 31, 2011.

As of March 31, 2012 estimated intangible assets amortization expense for each of the next five fiscal years and thereafter are as follows:

Fiscal Years Ending September 30,	Estimated Amortization Expense
2012 (6 months remaining)	$61,810
2013	113,401
2014	105,536
2015	98,573
2016	93,083
Thereafter	868,008

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
March 31, 2012

Note 5 - Deferred Compensation, Accrued and Other Related Party Liabilities

Deferred Compensation
Effective October 1, 2010 the Company began accruing monthly compensation for the services of two of its executive officers in the aggregate amount of $17,500 per month plus an estimate for related employment taxes. In connection with the March 2012 secondary public offering, the Board of Directors approved the payment of accrued deferred compensation and related employment taxes estimated at $21,600. A total of $140,000 was paid through the issuance of 31,111 shares of common stock at $4.50 per share and the remaining deferred compensation balance of $175,000 plus the Company’s share of employment taxes was paid in cash.

Accrued Liabilities
Accrued liabilities consists of the following:

	March 31, 2012	September 30, 2011
Payroll and related	$63,526	$8,183
Warranty reserve	1,658	1,534
Customer deposits and other	191	5,033
	$65,375	$14,750

Due to Related Parties
The Company is obligated to related party Syzygy Licensing, LLC (“Syzygy”) for $250,000 due on or before June 30, 2012 as partial consideration for assignment of patents and intellectual property (see Note 9). The Company was also obligated to pay its Executive Chairman $125,000 for services through completion of the March 2012 secondary public offering (see Note 9).

Note 6 - Share-Based Compensation

On September 27, 2010 the Company adopted the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan authorized the grant of options to purchase up to 600,000 shares of the Company’s common stock to directors, officers, employees and consultants. On December 29, 2011 the Company adopted, and shareholders subsequently approved, the 2012 Stock Option Plan (the “2012 Plan”) providing authority to grant options on 253,000 shares of common stock remaining available for issuance under the 2010 Plan and new authority for an additional 600,000 shares of common stock. The 2012 Plan replaced the 2010 Plan but awards previously granted under the 2010 Plan remain outstanding in accordance with their terms. Any outstanding option grants that expire or terminate, other than through exercise or share settlement, under the 2010 Plan will also become eligible for grant under the 2012 Plan.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date or any revaluation date, and the grant date fair value is recognized as non-cash based compensation expense over the expected vesting term of options. The inputs to the Black-Scholes option pricing model are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant weighted-average assumptions used in the Black-Scholes model and the calculation of stock-based compensation cost (annualized percentages):

	Six Months Ended March 31,
	2012	2011
Volatility	90%	100%
Risk-free interest rate	1.00%	1.13%
Forfeiture rate	0.00%	0.00%
Dividend yield	0.00%	0.00%
Expected life in years	4.67	4.75
Weighted average fair value of options granted	$3.00	$1.20

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
March 31, 2012

The Company’s stock commenced trading in October 2010 and management estimated its expected volatility for fiscal 2011 by reviewing the historical volatility of the common stock of a group of selected peer public companies that operate in similar industries and are similar in terms of stage of development or size and then projecting this information toward future expected results. Judgment was used in selecting these companies, as well as in evaluating the available historical volatility for these peer companies. In the current fiscal year the Company commenced using its historical volatility which did not vary significantly from prior estimates. The risk-free interest rate is based on rates published by the Federal Reserve Board. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company has a small number of option grants and limited exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term, to estimate expected life (computed as vesting term plus contractual term divided by two). An estimated forfeiture rate was determined to be zero as the number of grantees is limited and all are currently expected to serve in their capacities during the vesting period. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts, if any, will be recorded as a cumulative adjustment in the period in which the estimate is changed.

The Company recorded share-based compensation in its statements of operations for the relevant periods as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Selling, general and administrative	$284,298	$23,605	$436,589	$43,199
Research and development	79,251	27,735	123,262	47,116
	$363,549	$51,340	$559,851	$90,315

As of March 31, 2012 total estimated compensation cost relating to stock options granted but not yet vested was $1,538,500. This cost is expected to be recognized over the weighted average period of 1.5 years.

The following table summarizes stock option activity for the period:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (2)
Outstanding October 1, 2011	347,000	$1.80
Granted	731,000	$3.54
Canceled/expired	(112,500)	$4.20
Exercised	(100,000)	$1.61
Outstanding March 31, 2012 (1)	865,500	$3.05	$1,267,925
Exercisable March 31, 2012	300,469	$2.55	$591,461

(1)	Options outstanding are exercisable at prices ranging from $1.50 to $6.00 and expire in 2015 to 2017.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on March 31, 2012 of $4.50.

On April 3, 2012 the Board of Directors granted the Company’s Executive Chairman a new stock option on 175,000 shares of common stock vesting on future performance and modified vesting terms on 410,000 options previously granted in December 2011 (see Note 9). The Company also granted options on 16,000 shares of common stock, subject to future vesting, to employees.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
March 31, 2012

Note 7 - Stockholders’ Equity

Summary
The following table summarizes stockholders’ equity activity for the six months ended March 31, 2012:

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2011	3,903,784	$3,904	$2,886,960	$(2,170,409)	$720,455
Common shares issued upon exercise of stock options by officers and directors	100,000	100	161,150	-	161,250
Common shares issued for assignment of patents and intellectual property from related party (Note 9)	300,000	300	974,700	-	975,000
Issuance of common shares at $4.50 per share and underwriter warrants in secondary public offering, net of issuance costs of $1,716,707	1,888,888	1,889	7,344,824	-	7,346,713
Common shares issued to officers for deferred compensation	31,111	31	139,969	-	140,000
Share-based compensation expense	-	-	559,851	-	559,851
Net loss for the period	-	-	-	(1,492,314)	(1,492,314)
Balance at March 31, 2012	6,223,783	$6,224	$12,067,454	$(3,662,723)	$8,410,955

Secondary Public Offering
In March 2012 the Company completed a secondary public offering of 1,888,888 shares of common stock, at a price of $4.50 per share, for gross proceeds of $8.5 million.  The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses was $7.35 million.  In connection with the offering, the Company granted the underwriter warrants to purchase 188,888 shares of common stock at an exercise price of $5.625 per share.  These warrants expire on March 21, 2017.  The estimated fair value of the warrants of $563,420, as determined using the Black-Scholes methodology (assuming estimated volatility of 91%, risk-free interest rate of 0.89%, expected dividend yield of 0.0%), was recorded as both an increase to additional paid in capital and as a non-cash issuance cost of the March 2012 financing transaction. (See Note 10.)

Stock Purchase Warrants
The following table summarizes information on warrant activity during the six months ended March 31, 2012:

	Number	Average Purchase Price Per Share
Shares purchasable under outstanding warrants at October 1, 2011	320,000	$3.75
Stock purchase warrants issued	188,888	$5.625
Stock purchase warrants exercised	-
Shares purchasable under outstanding warrants at March 31, 2012	508,888	$4.45

The Company has outstanding share warrants as of March 31, 2012, as follows:

Description	Number of Common Shares	Exercise Price Per Share	Expiration Date
Stock Purchase Warrants (1)	320,000	$3.75	February 22, 2016
Stock Purchase Warrants	188,888	$5.625	March 21, 2017

(1)	Held by related parties.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
March 31, 2012
Note 8 - Commitments and Contingencies

Facility Leases
Commencing June 1, 2011 the Company leased 3,498 square feet of improved office, assembly and warehouse space in Poway, California for a period of 25 months terminating June 30, 2013. The gross monthly base rent is $3,498 through May 31, 2012, thereafter increasing to $3,603 per month for the term of the lease, subject to certain future adjustments. The Company’s President and CEO, Mr. Norris, executed a personal guarantee of the lease without compensation.

Employment Agreement
The Company is committed pursuant to an employment agreement entered into in April 2012 with its Executive Chairman as described in Note 9.

Note 9 - Related Party Transactions

On December 29, 2011 the Company entered into an Assignment Agreement (“Assignment”) with Syzygy whereupon the Company acquired all technology and intellectual property covered by the License and Royalty Agreement (“License”) dated September 27, 2010 previously executed by the parties. The Assignment terminated the License and all future royalty obligations. Pending patent applications comprising part of the intellectual property were assigned to the Company. Syzygy is owned by President, Elwood G. Norris (65%) and Chief Financial Officer, Treasurer and Secretary, James A. Barnes (35%).

In consideration for the Assignment the Company issued 300,000 shares of common stock to Syzygy (valued at $975,000 based on the closing price of the Company’s stock of $3.25) and agreed to pay $250,000 by June 30, 2012. The Company valued the technology in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-30-30, Intangible - Goodwill and Other - General Intangibles Other than Goodwill - Initial Measurement, and ASC 805-50-30, Business Combinations – Related Issues – Initial Measurement, which require that intangible assets acquired through a transaction that is not a business combination shall be measured based on the cash consideration paid plus either the fair value of the non-cash consideration given or the fair value of the assets acquired, whichever is more clearly evident. As the Company has only recently begun selling products based on the acquired technology and intellectual property, management determined that the fair value of the common stock issued was more clearly evident, and accordingly, recorded the acquired intangible assets at the aggregate amount of $1,225,000. The Company incurred $3,194 of royalties for the three months ended December 31, 2011 prior to termination of the License and owed Syzygy an aggregate of $7,028 in royalties which were paid in April 2012.

On December 29, 2011 the Company appointed Kenneth F. Potashner as a director and engaged him as a consultant and advisor. Mr. Potashner was granted a five-year option on 10,000 shares of common stock with an exercise price of $3.25 per share vesting quarterly commencing December 31, 2011 for his role as a director of the Company. In connection with his consultancy agreement, he was granted a stock option on 410,000 shares of the Company’s common stock with an exercise price of $3.25 per share and vesting 10% at grant and the balance over eight quarters commencing March 31, 2012. On March 5, 2012 Mr. Potashner was appointed as the Company’s Executive Chairman and the Company agreed to pay him $125,000 for services through completion of the March 2012 secondary public offering and agreed in principal to terms of employment to commence upon completion of the public offering and the signing of a definitive employment agreement.

In April 2012 the Company paid the $125,000 for prior services and entered into a five-year employment agreement with Mr. Potashner to serve as Executive Chairman. Under the terms of the agreement the Company may be obligated to pay a severance payment of one year's base salary plus targeted bonus if the employee is terminated by the Company without cause. The Company also granted a stock option on 175,000 shares of common stock exercisable at $4.50 per share until April 3, 2017 vesting on performance targets established by the Board of Directors. The vesting of the previously granted option on 410,000 shares was modified with 195,000 shares being vested, 195,000 shares vesting equally over eight calendar quarters commencing March 31, 2012 and 20,000 shares on performance targets established by the Board of Directors.

See Notes 4, 5, 6, 7 and 10 for additional related party transactions and information.

Parametric Sound Corporation
Notes to Interim Condensed Financial Statements
(unaudited)
March 31, 2012

Note 10 - Subsequent Events

On May 3, 2012 the underwriter of the Company’s secondary public offering (see Note 7) exercised on its over-allotment option to purchase an additional 164,512 shares of the Company’s common stock at a price of $4.50 per share, for gross proceeds of $740,304. The net proceeds of the over-allotment after deducting underwriting discounts and commissions and estimated offering expenses are expected to be approximately $660,000. In connection with the over-allotment exercise the underwriter was issued a warrant (the “Warrant”) to purchase 16,451 shares of common stock.  The Warrant is exercisable from September 17, 2012 to March 21, 2017 at an exercise price of $5.625 per share.

On May 1, 2012 the Company adopted a Cash Bonus Plan for the period April 1, 2012 to December 31, 2012, pursuant to which each executive officer and certain other officers, consultants and employees designated by the Board of Directors are eligible to receive a target bonus equal to a percentage of the executive officer’s or other individual’s annualized base compensation if applicable performance objectives are met. The performance objectives are based 25% upon the Company achieving minimum revenue performance targets during the performance period, 25% upon the Company achieving minimum licensing targets during the performance period, 25% based on the Company achieving during the performance period technology development targets established by the Board of Directors and 25% on the Company or its licensees or partners achieving new HSS technology product milestones established by the Board of Directors during the performance period. The performance objectives include both objective determinations and subjective determinations to be made by the Board of Directors. The maximum bonus percentage for each participant is 50% of his or her annual base compensation except for the Company’s Executive Chairman the maximum bonus percentage is 60% of his base compensation. All computations are adjusted to 75% to reflect the nine-month bonus period for the period April 1, 2012 to December 31, 2012 and payments of earned bonuses are deferred if certain cash generation targets are not met.

See Notes 6 and 9 for information on certain additional subsequent events.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 previously filed with the Securities and Exchange Commission (“SEC”), particularly in “Risk Factors”.

We are a technology company with a substantial body of intellectual property focused on delivering novel audio solutions. Our HyperSound System (“HSS”) technology pioneered the practical application of parametric acoustic technology for generating sound along a directional ultrasonic column. Our HSS-3000 product line delivers directed audio solutions to customers primarily for digital signage, point-of-purchase, in-store network and related applications that benefit from focused sound targeted to specific locations.  Our principal markets are North America, Europe and Asia.

In March 2012 we completed a secondary public offering of 1,888,888 shares of our common stock at $4.50 per share for gross proceeds of $8.5 million and listed our common stock for trading on the NASDAQ Capital Market. The net proceeds of the public offering after deducting underwriting discounts and commissions and offering expenses was $7.35 million. We are targeting our technology for new uses in consumer markets including computers, video gaming, televisions, home audio and mobile devices.

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

On March 21, 2012, we effected a 1-for-5 reverse split of our common stock. The reverse stock split reduced the number of issued and outstanding shares of common stock as of March 21, 2012 from approximately 21.5 million shares to approximately 4.3 million shares prior to the secondary public offering of 1,888,888 shares of common stock

Challenges, Opportunities, and Uncertainties
We are unable to predict the market acceptance of our current products or the level of future sales. We are also unable to predict the acceptance of our technology or resulting products, if any, as we target other commercial and consumer markets.

We face significant challenges in growing our business in existing and targeted markets. The continued global economic downturn could increase the challenges in operating our business. We expect we will need to continue to innovate new applications for our sound technology, develop new products to meet customer requirements and identify and develop new markets for our products and planned licensing activities.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the year ended September 30, 2011 previously filed with the SEC. The preparation of these financial statements prepared in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including but not limited to those related to valuation of inventory, impairment of intangible assets, impairment of intangible assets, the grant date fair value of stock options and warrants, share-based compensation expense, valuation of acquired intangible assets and valuation allowance related to deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Some of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, reserves for uncollectible accounts receivable, warranty liabilities, impairments, contingencies, share-based compensation, and valuation of acquired intangible assets. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the six months ended March 31, 2012. For further information on our critical accounting policies, refer to Note 1 to the financial statements in our Annual Report on Form 10-K for the year ended September 30, 2011.

Revenues, Product Costs and Operating Expenses
In July 2011 we commenced sales of our HSS-3000 HyperSound Audio Systems. We are building awareness with sales to legacy customers retained from the 2010 spin-off while pursuing larger volume new customers. We are also pursuing technology licensing opportunities. Sales for the six months ended March 31, 2012 were $124,475 and we expect digital signage sales to grow in future quarters as a result of our focus on larger volume customers. We continue to improve and upgrade our product offering to meet the demands of customers. We believe our economical solution meets the audio needs of digital signage, kiosk and point-of-sale terminal customers. But we cannot predict the degree of future acceptance by existing or new customers or the level of future product revenues and margins. There can also be no assurance we can be successful in licensing our technology in new markets.

The actual level of future selling, general and administrative expenses will depend on staffing levels, elections regarding the use of outside resources, public company and regulatory costs, the impact of noncash stock-based compensation costs and other factors, some outside our control. The scope and magnitude of our future research and development expenses are difficult to predict at this time. Although we have successfully completed development of our first HSS-3000 products, our research and development efforts are focused on a product development roadmap to further enhance our product offerings and create products for new targeted markets. The timing and amounts required for these efforts are difficult to estimate at this time but could be substantial. Historical operating expenditures are not necessarily indicative of future expenditures.

During the second fiscal quarter ended March 31, 2012 we significantly increased our operating costs primarily by adding new executive management, engineering and business development personnel and consultants. Our operating costs could increase further in future months as we seek to develop our audio technologies and products, extend and strengthen our IP protection, expand markets for our technology and products or expand production, distribution, service and administrative functions. We are incurring and may incur higher future noncash share-based compensation costs depending on existing and future option grants that are impacted by stock prices and other valuation factors.

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011
The following is a discussion of the results of our operations for the three months ended March 31, 2012 and 2011.

Revenues
Revenues were $59,694 for the three months ended March 31, 2012 and reflected sales primarily to legacy customers retained from our 2010 spin-off. We are pursuing new customers for our HSS-3000 product line focusing on larger volume applications for the digital signage, kiosk and point-of-sale terminal markets. We also commenced marketing and business development activities related to other commercial and consumer applications of our technology. We were in product development in the prior comparable quarter and had no revenues. We had no significant backlog at March 31, 2012.

Gross Profit
Gross profit for the three months ended March 31, 2012 was $32,543 or 55%. The margin was positively impacted from usage of parts valued at $3,765 that had inventory obsolescence and excess parts allowances recorded in prior periods. We continue to develop and implement volume pricing and production strategies, product updates and changes, including raw material and component changes that may impact margins. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2012 were $725,639 including non-cash share based compensation expenses of $284,298. This compares to $147,991 including $23,605 of non-cash share based compensation expenses during the comparable period ended March 31, 2011. The increase between periods resulted primarily from increased personnel and consultant costs of $245,000 and increased public company costs of $50,000 including annual meeting expenses of $27,000. Major cost categories for the most recent quarter included compensation costs of $300,000, trade show and promotion expenses of $30,000, professional fees of $29,000 and public company costs of $64,000. We believe selling, general and administrative costs will increase in future quarters as a result of recent personnel additions and future decisions regarding marketing, travel and staffing.

Research and Development Expenses
Research and development expenses for the three months ended March 31, 2012 were $267,503, compared to $152,381 for the comparable period ended March 31, 2011. These research and development expenses included non-cash share based compensation expenses of $79,251 and $27,735, respectively. Other major cost categories for the most recent quarter included compensation costs of $76,000, $47,000 of patent and fixed asset amortization and depreciation costs, $23,000 of outside engineering and consulting costs and $23,000 of prototype related costs. The scope and magnitude of our future research and development expenses are difficult to predict as the amounts required for future product development costs are difficult to estimate but could be substantial.

Other Expense
During the second quarter of the prior year we incurred interest and note discount amortization expense of $75,580 on previously outstanding subordinated notes. We currently have no interest bearing debt outstanding and accordingly had no comparable interest charges in the most recent quarter.

Net Loss
The net loss for the three months ended March 31, 2012 and 2011 was $961,297 and $375,313, respectively. The most recent period loss included $363,549 of non-cash share-based compensation expenses compared to $51,340 for the prior year’s second quarter. We expect to incur additional net losses until we are able to grow revenues to generate sufficient margins to cover operating costs.

Comparison of Results of Operations for the Six Months Ended March 31, 2012 and 2011
The following is a discussion of the results of our operations for the three months ended March 31, 2012 and 2011.

Revenues
Revenues were $124,475 for the six months ended March 31, 2012. We were in product development in the prior comparable period and had no revenues.

Gross Profit
Gross profit for the six months ended March 31, 2012 was $72,408 or 58%. The margin was positively impacted from usage of parts valued at $6,824 that had inventory obsolescence and excess parts allowances recorded in prior years. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended March 31, 2012 were $1,064,598 including non-cash share based compensation expenses of $436,589. This compares to $277,335 including $43,199 of non-cash share based compensation expenses during the comparable period ended March 31, 2011. The increase between periods resulted primarily from increased personnel and consultant costs of $250,000 and increased public company costs of $65,000 including annual meeting expenses of $27,000. Major cost categories for the most recent period included compensation costs of $419,000, trade show and promotion expenses of $44,000, professional fees of $92,000 and public company costs of $94,000.

Research and Development Expenses
Research and development expenses for the six months ended March 31, 2012 were $498,208, compared to $278,778 for the comparable period ended March 31, 2011. These research and development expenses included non-cash share based compensation expenses of $123,262 and $47,116, respectively. Other major cost categories for the most recent period included cash compensation costs of $140,000, $73,000 of noncash patent and fixed asset amortization and depreciation costs, $58,000 of outside engineering and consulting costs and $72,000 of prototype related costs.

Other Expense
During the first six months of the prior year we incurred interest and note discount amortization expense of $145,856 on previously outstanding subordinated notes. We currently have no interest bearing debt outstanding and accordingly had no comparable interest charges in the most recent period.

Net Loss
The net loss for the six months ended March 31, 2012 and 2011 was $1,492,314 and $701,253, respectively. The most recent six-month period loss included $559,851 of non-cash share-based compensation expenses compared to $90,315 for the prior year’s first six months.

Liquidity and Capital Resources

Overview
At March 31, 2012 we had cash of $7.2 million and our current assets exceeded our current liabilities by $7.0 million. We obtained net proceeds of $7.35 million from our March 2012 secondary public offering and $161,250 from the exercise of stock options by executive officers and directors during the six months ended March 31, 2012. Other than cash and inventory, we have no unused sources of liquidity at this time.

Cash Flows

Operating Activities
During the six months ended March 31, 2012 cash used in operating activities was $800,848. The net loss of $1,492,314 was reduced by net non-cash expenses of $631,530. Cash used in operating activities was also reduced by a $193,271 increase in accounts payable, a $125,000 increase in due to related parties and a $50,501 increase in accrued liabilities. It was also increased by a $179,393 increase in inventories to support expected future product sales, a $40,114 increase in prepaid expenses and an $84,400 reduction in deferred officer compensation.

For the prior year period ended March 31, 2011 cash used in operating activities was $450,936 resulting primarily from the net loss of $701,253 reduced by non-cash expenses of $260,059.

Investing Activities
We used cash of $9,042 for equipment purchases and $8,093 for patent costs during the six months ended March 31, 2012. We have no material commitments for future capital expenditures but expect to continue to incur patent costs in future quarters.

Financing Activities
During the six months ended March 31, 2012 we obtained $7.35 million net proceeds from our March 2012 secondary public offering and $161,250 from the exercise of stock options by executive officers and directors.

Non-cash Activities
On December 29, 2011 we purchased technology from related party Syzygy for 300,000 shares of common stock valued at $975,000 and an obligation to pay $250,000. The $250,000 obligation is due on or before June 30, 2012. We paid $140,000 of deferred officer compensation by issuing 31,111 shares of common stock. We also issued 188,888 warrants to the underwriter in our secondary public offering valued at $563,420.

Capital Requirements
 Our future capital requirements, cash flows and results of operations could be affected by and will depend on many factors some of which are currently unknown to us, including:
•	market acceptance of our products and our ability to grow revenues;
•	the costs, timing and outcome of production [and regulatory compliance of our products;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending any future intellectual property-related claims;
•	the costs and timing of additional product development and marketing efforts; and
•	the costs, timing and outcome of any future warranty claims or litigation against us associated with any of our products.

We project that current cash reserves, will sustain our operations during the next twelve months, and we are not aware of any trends or potential events that are likely to adversely impact our short term liquidity through this term.

Contractual Obligations
Other than aggregate facility and office lease and rent payments of approximately $4,000 per month, our employment agreement with our Executive Chairman and our obligation to pay $250,000 for acquired technology by June 30, 2012, we have no material contractual obligations.

Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the six-month period ended March 31, 2012, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

At the conclusion of the period ended March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Executive Chairman (our PEO) and our Chief Financial Officer (our PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective at the reasonable assurance level due to the existence of known material weaknesses in our internal control over financial reporting as summarized in the following paragraph.

As of March 31, 2012 we had three executive officers and limited accounting and operational personnel. Our Chief Financial Officer was responsible for initiating transactions, had custody of assets, recorded and reconciled transactions and prepared our period end financial reports without the sufficient segregation of conflicting duties normally required for effective internal control. In May 2011 we formed an audit committee of independent directors to provide independent oversight. We believe the lack of segregation of duties is a material weakness in our internal controls at March 31, 2012 affecting management’s ability to conclude that our disclosure controls and procedures were effective at the reasonable assurance level.

While we plan to take steps to remediate the above noted material weakness in the future, there is no assurance we can remediate any control deficiencies in a timely manner.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies that may be identified during this process.

PART II. OTHER INFORMATION

Item  1.   Legal Proceedings.

None.

Item  2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Effective January 13, 2012, the Company granted stock options on an aggregate of 150,000 shares of common stock pursuant to the terms of the 2012 Plan to six individuals including two directors and four consultants of the Company. These stock options provide each holder the right to purchase shares of the Company’s common stock for a term of five years subject to certain vesting and other conditions and have an exercise price of $4.55 per share. Options on 52,500 shares were subsequently cancelled on March 29, 2012. The Company issued the stock options relying on exemptions from registration provided by Section 4(2) of the Securities Act of 1933.

On February 16, 2012 the Company granted stock options on an aggregate of 10,000 shares of common stock pursuant to the terms of the 2012 Plan to one new director of the Company and on March 5, 2012 options on an additional 10,000 shares to another new director.  These stock options provide each holder the right to purchase shares of the Company’s common stock for a term of five years subject to certain vesting and other conditions and have an exercise price of $3.90 and  $4.25 per share, respectively. The Company issued the stock options relying on exemptions from registration provided by Section 4(2) of the Securities Act of 1933.

Item  3.   Defaults Upon Senior Securities.

None.

Item  4.   Mine Safety Disclosures

Not applicable

Item  5.   Other Information.

None

Item 6.   Exhibits

31.1
Certification of Kenneth F. Potashner, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of James A. Barnes, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Kenneth F. Potashner, Principal Executive Officer and James A. Barnes, Principal Financial Officer.

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

PARAMETRIC SOUND CORPORATION

Date: May 7, 2012	By:	/S/ JAMES A. BARNES
James A. Barnes, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)