Form 10-Q
period 2012-06-30
Parametric Sound Corp
filed 2012-08-09
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission File Number: 000-54020

 PARAMETRIC SOUND CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-2767540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13771 Danielson Street, Suite L Poway, California	92064
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 3, 2012 was 6,406,401.

PARAMETRIC SOUND CORPORATION

 PART I. FINANCIAL INFORMATION

Parametric Sound Corporation

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$6,455,087	$491,764
Inventories, net	459,112	273,268
Prepaid expenses and other current assets	82,684	64,971
Total current assets	6,996,883	830,003
Property, equipment and tooling, net	161,897	145,252
Intangible assets, net	1,327,120	148,540
Total assets	$8,485,900	$1,123,795

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$177,832	$164,190
Accrued liabilities	97,698	14,750
Deferred officer compensation	–	224,400
Total current liabilities	275,530	403,340

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none issued and outstanding	–	–
Common stock, $0.001 par value, authorized 50,000,000 shares, 6,390,295 and 3,903,784 shares issued and outstanding, respectively	6,390	3,904
Additional paid-in capital	13,574,191	2,886,960
Accumulated deficit	(5,370,211)	(2,170,409)
Total stockholders' equity	8,210,370	720,455
Total liabilities and stockholders' equity	$8,485,900	$1,123,795

See accompanying notes to interim condensed consolidated financial statements

Parametric Sound Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues:
Product sales	$33,568	$–	$152,807	$–
Other revenue	824	1,844	6,060	1,844
Total revenues	34,392	1,844	158,867	1,844
Cost of revenues	18,529	–	70,596	–
Gross profit	15,863	1,844	88,271	1,844

Operating expenses:
Selling, general and administrative	1,325,857	146,867	2,390,455	424,202
Research and development	404,413	182,015	902,621	460,793
Total operating expenses	1,730,270	328,882	3,293,076	884,995
Loss from operations	(1,714,407)	(327,038)	(3,204,805)	(883,151)

Other income (expense):
Interest and note discount amortization	–	(158,712)	–	(304,568)
Other	6,919	982	5,003	1,698
	6,919	(157,730)	5,003	(302,870)
Net loss	$(1,707,488)	$(484,768)	$(3,199,802)	$(1,186,021)

Net loss per basic and diluted common share (1)	$(0.27)	$(0.14)	$(0.66)	$(0.37)

Weighted average common shares used to compute net loss per basic and diluted common share (1)	6,328,988	3,461,213	4,872,264	3,248,759

(1) Net loss per share and weighted average common shares outstanding for all periods reflect the 1-for-5 reverse stock split that was effective March 21, 2012 (see Note 1).

See accompanying notes to interim condensed consolidated financial statements

Parametric Sound Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	June 30,
	2012	2011

Cash Flows From Operating Activities:
Net loss	$(3,199,802)	$(1,186,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125,060	36,574
Debt discount and deferred financing cost amortization	–	300,083
Warranty provision	7,743	–
Non-cash inventory reserve reduction	(15,781)	(22,872)
Share-based compensation	1,408,876	145,651
Impairment of patents	–	28,616
Changes in assets and liabilities:
Prepaid expenses and other current assets	(17,713)	(38,576)
Inventories	(170,063)	(80,007)
Accounts payable	13,642	(79,060)
Accrued liabilities	82,959	151,271
Deferred officer compensation	(84,400)	–
Warranty settlements	(7,754)	–
Net cash used in operating activities	(1,857,233)	(744,341)

Cash Flows From Investing Activities:
Capital expenditures for property, equipment and tooling	(69,466)	(136,642)
Patent costs paid	(25,819)	(32,771)
Cash paid for technology purchased from related party	(250,000)	–
Net cash used in investing activities	(345,285)	(169,413)

Cash Flows From Financing Activities:
Proceeds from sale of common stock and warrants	9,240,304	1,000,000
Offering costs paid in connection with sale of common stock	(1,240,713)	(43,554)
Proceeds from exercise of stock options	166,250	–
Net cash provided by financing activities	8,165,841	956,446

Net increase in cash	5,963,323	42,692
Cash, beginning of period	491,764	439,385
Cash, end of period	$6,455,087	$482,077

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Common stock issued for technology purchased from related party	$975,000	$–
Stock options issues as payment for tooling obligation	–	20,000
Common stock issued on warrant exercise exchanged for subordinated notes	–	420,000
Common stock exchanged for subordinated notes	–	250,000
Deferred officer compensation paid in common shares	140,000	–
Issuance of warrants to underwriter in connection with sale of common stock	622,729	–

See accompanying notes to interim condensed consolidated financial statements

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

June 30, 2012

1.	Description of Business and Basis of Accounting/Presentation

Parametric Sound Corporation (“Parametric Sound” or the “Company”) is a technology company focused on delivering novel audio solutions through product sales and licensing. The Company’s HyperSound™ or “HSS®” technology pioneered the practical application of parametric acoustic technology for generating audible sound along a directional ultrasonic column. The Company’s products are compatible with standard media players and beam sound to target a specific listening area without the ambient noise of traditional speakers. The creation of sound using the Company’s technology also creates a unique sound image distinct from traditional audio systems. The Company is targeting its technology for new uses in consumer markets including computers, video gaming, televisions, home audio, health care and mobile devices.

The Company was incorporated in Nevada on June 2, 2010 as a new, wholly owned subsidiary of LRAD Corporation in order to effect the separation and spin-off of the HSS business. On September 27, 2010, the 100% spin-off was completed and the Company became a stand-alone, independent, publicly traded company. In June 2012 the Company formed a wholly-owned subsidiary, PSC Licensing Corp. The Company’s corporate headquarters are located in Poway, California. Principal markets for the Company’s products are North America, Europe and Asia.

During March and April 2012, the Company completed a secondary public offering of 2,053,400 shares of its common stock at $4.50 per share (after the 1-for-5 reverse stock split described below) for gross proceeds of $9.24 million. The net proceeds of the public offering after deducting underwriting discounts and commissions and offering expenses was $8.0 million.

Basis of Accounting

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying financial statements contain all adjustments necessary in order make the financial statements not misleading. The condensed balance sheet as of September 30, 2011 was derived from the Company’s most recent audited financial statements. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended September 30, 2011, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. Operating results for the three and nine months ended June 30, 2012 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, PSC Licensing Corp. All intercompany transactions and balances have been eliminated in consolidation..

Reverse Stock Split

On March 21, 2012, the Company effected a 1-for-5 reverse split of its common stock, which was authorized by its Board of Directors following stockholder approval at its Annual Meeting held in February 2012. The objective in effecting the reverse split was to enable the Company to obtain listing of its common stock on the NASDAQ Capital Market and complete a secondary public offering of its shares of common stock.  As a result of the reverse stock split, each five shares of common stock that were issued and outstanding or held in treasury on March 21, 2012 were automatically combined into one share. The reverse stock split reduced the number of issued and outstanding shares of common stock as of March 21, 2012 from approximately 21.5 million shares to approximately 4.3 million shares.  Fractional shares were rounded up to the nearest whole number.  The reverse stock split affected all of the holders of common stock uniformly. Shares of common stock underlying outstanding options and warrants were proportionately reduced and the exercise price of outstanding options and warrants was proportionately increased in accordance with the terms of the agreements governing such securities.  All common stock share and per share information in the accompanying financial statements and notes thereto have been adjusted to reflect retrospective application of the reverse stock split, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

June 30, 2012

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: valuation of inventory, valuation of intangible assets, the grant date fair value of stock options and warrants, share-based compensation expense, valuation of acquired intangible assets and valuation allowance related to deferred tax assets.

Financial Instruments

At June 30, 2012, there was no difference between the carrying values of the Company’s cash equivalents and fair market value. For certain financial instruments, including accounts payable, accrued expenses and due to related party, the carrying amounts approximate fair value due to their relatively short maturities.

The Company does not have any financial assets and liabilities that are measured at fair value on a recurring basis.

Reclassifications

Where necessary, the prior year’s information has been reclassified to conform to the current period’s statement presentation.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of the Company. Potential common shares relating to outstanding stock options and warrants to acquire a total of 1,641,839 and 740,000 shares of common stock were outstanding at June 30, 2012 and 2011, respectively. These securities are not included in the computation of diluted net loss per common share for all periods presented as their inclusion would be antidilutive due to losses incurred by the Company in such periods. Previously reported share and earnings per share amounts have been restated to reflect the 1-for-5 reverse stock split effected in March 2012.

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

Subsequent Events

Management has evaluated events subsequent to June 30, 2012 through the date that the accompanying interim condensed consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

June 30, 2012

2.	Inventories, net

Inventory is recorded at the lower of cost and net realizable value. The cost of substantially all of the Company’s inventory is determined by the weighted average cost method. Inventories consisted of the following:

	June 30,	September 30,
	2012	2011
Finished goods	$160,853	$44,648
Work in process	7,853	23,960
Raw materials	393,990	324,025
	562,696	392,633
Reserve for obsolescence	(103,584)	(119,365)
	$459,112	$273,268

The Company relies on one supplier for film for its HSS products. The Company’s ability to manufacture its HSS products could be adversely affected if it were to lose its sole source supplier and was unable to find an alternative supplier.

The reserve for obsolescence was reduced by a $15,781 non-cash inventory reserve reduction in the nine months ended June 30, 2012 through the use of previously reserved legacy HSS inventory in the production of HSS products and prototypes. The Company expects to continue to realize non-cash inventory reserve reductions through the use of such previously reserved parts.

3.	Property, Equipment and Tooling, net

Property, equipment and tooling consisted of the following:

	June 30,	September 30,
	2012	2011
Equipment	$160,107	$135,703
Tooling	124,299	124,299
Furniture and equipment	47,539	10,467
Leasehold improvements	7,990	–
	339,935	270,469
Accumulated depreciation	(178,038)	(125,217)
	$161,897	$145,252

Depreciation expense was $52,821 and $7,050 for the nine months ended June 30, 2012 and 2011, respectively.

4.	Intangible Assets, net

Intangible assets consist of the following:

	June 30,	September 30,
	2012	2011
Purchased technology	$1,225,000	$–
Patents	190,680	166,128
Defensive patents	181,773	154,952
Licenses and trademarks	8,975	34,529
	1,606,428	355,609
Accumulated amortization	(279,308)	(207,069)
	$1,327,120	$148,540

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

June 30, 2012

Purchased technology consists of patent applications and intellectual property acquired from a related party (see Note 9) in December 2011.

Aggregate amortization expense for the Company’s intangible assets was $72,239 and $29,524 during the nine months ended June 30, 2012 and 2011, respectively. In addition to amortization, the Company wrote off $28,616 of impaired patent costs during the nine months ended June 30, 2011.

As of June 30, 2012 estimated intangible assets amortization expense for each of the next five fiscal years and thereafter are as follows:

Estimated
Amortization
Fiscal Years Ending September 30,	Expense
2012 (3 months remaining)	$33,125
2013	115,634
2014	106,914
2015	99,950
2016	93,872
Thereafter	877,625

5.	Deferred Compensation and Accrued Liabilities

Deferred Compensation

Effective October 1, 2010 the Company began accruing monthly compensation for the services of two of its executive officers in the aggregate amount of $17,500 per month plus an estimate for related employment taxes. In March 2012, following the completion of the Company’s secondary public offering, the Company’s Board of Directors approved the payment of accrued deferred compensation of $315,000 and related estimated employment taxes of $21,600. A total of $140,000 was paid through the issuance of 31,111 shares of common stock at $4.50 per share and the remaining deferred compensation balance of $175,000 plus the Company’s share of employment taxes was paid in cash.

Accrued Liabilities

Accrued liabilities consists of the following:

	June 30,	September 30,
	2012	2011
Payroll and related	$69,841	$8,183
Warranty reserve	1,523	1,534
Accrued research costs	26,250	–
Other	84	5,033
	$97,698	$14,750

6.	Share-Based Compensation

On September 27, 2010 the Company adopted the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan authorized the grant of options to purchase up to 600,000 shares of the Company’s common stock to directors, officers, employees and consultants. On December 29, 2011 the Company adopted, and shareholders subsequently approved, the 2012 Stock Option Plan (the “2012 Plan”) providing the Board of Directors with authority to grant options to purchase up to 253,000 of the shares of common stock remaining available for issuance under the 2010 Plan and up to an additional 600,000 shares of common stock. The 2012 Plan replaced the 2010 Plan but awards previously granted under the 2010 Plan remain outstanding in accordance with their terms. Any outstanding awards under the 2010 Plan that expire or terminate, other than through exercise or share settlement, will also become eligible for grant under the 2012 Plan. At June 30, 2012 a total of 13,500 shares were available for grant under the 2012 Plan.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

June 30, 2012

In June 2012, in connection with an offer of employment to a new employee, the Board of Directors granted an inducement option to purchase up to 32,000 shares of the Company’s common stock exercisable for five years and vesting over three years. Such option was granted outside of the 2012 Plan.

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

	Nine Months Ended
	June 30,
	2012	2011
Volatility	90%	100%
Risk-free interest rate	0.98%	1.16%
Forfeiture rate	0.00%	0.00%
Dividend yield	0.00%	0.00%
Expected life in years	4.75	4.75
Weighted average fair value of options granted	$3.70	$1.25

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

The Company recorded share-based compensation in its statements of operations for the relevant periods as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Selling, general and administrative	$777,434	$24,682	$1,214,023	$67,881
Research and development	71,591	30,654	194,853	77,770
	$849,025	$55,336	$1,408,876	$145,651

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

June 30, 2012

As described in Note 8, in connection with the employment of the Company’s Executive Chairman the vesting of a previously granted option to purchase 410,000 shares was modified such that 195,000 shares were vested as of April 3, 2012, 195,000 shares vest equally over eight calendar quarters that commenced March 31, 2012 and 20,000 shares vest upon performance. Included in share-based compensation above for the three and none month periods ended June 30, 2012 is $426,405 of additional expense related to the accelerated vesting of this option grant.

As of June 30, 2012 total estimated compensation cost relating to stock options granted but not yet vested was $1,978,000. This cost is expected to be recognized over the weighted average period of 2.6 years.

The following table summarizes stock option activity for the period:

	Number	Weighted Average	Aggregate
	of Shares	Exercise Price	Intrinsic Value (2)
Outstanding October 1, 2011	347,000	$1.80
Granted	984,000	$3.96
Canceled/expired	(112,500)	$4.20
Exercised	(102,000)	$1.63
Outstanding June 30, 2012 (1)	1,116,500	$3.48	$6,359,650
Exercisable June 30, 2012	523,500	$2.74	$3,366,001

(1)	Options outstanding are exercisable at prices ranging from $1.50 to $9.25 and expire in 2015 to 2017.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on June 30, 2012 of $9.17.

7.	Stockholders’ Equity

Summary

The following table summarizes stockholders’ equity activity for the nine months ended June 30, 2012:

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2011	3,903,784	$3,904	$2,886,960	$(2,170,409)	$720,455
Common shares issued upon exercise of stock options	102,000	102	166,148	–	166,250
Common shares issued for assignment of patents and intellectual property from related party (Note 9)	300,000	300	974,700	–	975,000
Issuance of common shares at $4.50 per share and underwriter warrants in secondary public offering, net of issuance costs of $1,863,442	2,053,400	2,053	7,997,538	–	7,999,591
Common shares issued to officers for deferred compensation	31,111	31	139,969	–	140,000
Share-based compensation expense	–	–	1,408,876	–	1,408,876
Net loss for the period	–	–	–	(3,199,802)	(3,199,802)
Balance at June 30, 2012	6,390,295	$6,390	$13,574,191	$(5,370,211)	$8,210,370

Secondary Public Offering

During March and April 2012 the Company completed a secondary public offering of 2,053,400 shares of common stock, at a price of $4.50 per share, for gross proceeds of $9.24 million.  The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses was $8.0 million.  In connection with the offering, the Company granted the underwriter warrants to purchase 205,339 shares of common stock at an exercise price of $5.625 per share.  These warrants expire on March 21, 2017.  The estimated fair value of these warrants was $622,549, as determined using the Black-Scholes methodology (assuming estimated volatility of 91% and 90%, risk-free interest rate of 0.89% and 0.87%, expected dividend yield of 0.0%). This amount was recorded as both an increase to additional paid in capital and as a non-cash issuance cost of the financing transaction.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

June 30, 2012

Stock Purchase Warrants

The following table summarizes information on warrant activity during the nine months ended June 30, 2012:

	Number	Average Purchase Price Per Share
Shares purchasable under outstanding warrants at October 1, 2011	320,000	$3.75
Stock purchase warrants issued	205,339	$5.625
Stock purchase warrants exercised	–
Shares purchasable under outstanding warrants at June 30, 2012	525,339	$4.45

As of June 30, 2012, the Company has outstanding warrants to purchase shares of its common stock as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Stock Purchase Warrants (1)	320,000	$3.75	February 22, 2016
Stock Purchase Warrants	205,339	$5.625	March 21, 2017

(1)	Held by related parties.

8.	Commitments and Contingencies

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act, unlimited FDIC insurance is provided for all funds in non-interest bearing transaction accounts through December 31, 2012. In addition, certain of the Company’s interest bearing collateral money market accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at June 30, 2012 was approximately $6.0 million. The Company has not experienced any losses in such accounts.

Facility Leases

Commencing May 1, 2012 the Company leased approximately 6,800 square feet of improved office, laboratory, assembly and warehouse space in Poway, California for a period of 39 months terminating July 2015. The gross monthly base rent is approximately $7,200 increasing 3.5% per annum subject to other certain future adjustments. The agreement provides for concessions including a $17,000 tenant improvement allowance and three free months rent during the lease term.

Commencing June 1, 2011 the Company leased 3,498 square feet of space now used for assembly and warehousing in Poway, California for a period of 25 months terminating June 30, 2013. The gross monthly base rent is $3,603 per month for the remaining term of the lease, subject to certain future adjustments. The Company’s President, Mr. Norris, executed a personal guarantee of the lease without compensation.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

June 30, 2012

Employment Agreement

On December 29, 2011 the Company appointed Kenneth F. Potashner as a director and engaged him as a consultant and advisor. In exchange for his services as a director of the Company, Mr. Potashner was granted an option to purchase up to 10,000 shares of common stock with a five-year term and an exercise price of $3.25 per share vesting quarterly commencing December 31, 2011. In connection with the consultancy agreement, he was granted an option to purchase up to 410,000 shares of the Company’s common stock with a five-year term and an exercise price of $3.25 per share vesting 10% at grant and the balance equally over eight quarters commencing March 31, 2012. On March 5, 2012 Mr. Potashner was appointed as the Company’s Executive Chairman. In April 2012 the Company paid him $125,000 for services through completion of the Company’s secondary public offering that was completed during March and April 2012 and entered into a five-year employment agreement with him under which he serves as the Company’s Executive Chairman. Under the terms of the employment agreement, the Company may be obligated to pay to Mr. Potashner severance equal to one year of his annual base salary plus targeted bonus if his employment with the Company is terminated by the Company without cause. The Company also granted him an option to purchase up to 175,000 shares of common stock exercisable at $4.50 per share until April 3, 2017 vesting upon achievement of performance targets established by the Board of Directors. In connection with this grant, the vesting of the previously granted option to purchase 410,000 shares was modified such that 195,000 shares were vested as of April 3, 2012, 195,000 shares will vest equally over eight calendar quarters that commenced March 31, 2012 and 20,000 shares will vest upon achievement of performance targets established by the Board of Directors.

Bonus Plan

On May 1, 2012 the Company adopted a cash bonus plan for the period April 1, 2012 to December 31, 2012, pursuant to which each of the Company’s executive officers and certain other officers, consultants and employees designated by the Board of Directors are eligible to receive a target bonus equal to a percentage of the executive officer’s or other individual’s annualized base compensation if applicable performance objectives are met. The performance objectives are based 25% upon the Company achieving certain revenue performance targets, 25% upon the Company achieving certain licensing targets, 25% based upon the Company achieving certain technology development targets and 25% upon the Company or its licensees or partners achieving certain new HSS technology product launch targets. The performance objectives include both objective determinations and subjective determinations to be made by the Board of Directors. The maximum bonus percentage for each participant is 50% of his or her annual base compensation, except for the Company’s Executive Chairman whose maximum bonus percentage is 60% of his annual base compensation. All computations are adjusted to 75% to reflect the nine-month bonus period for the period April 1, 2012 to December 31, 2012 and payments of earned bonuses are deferred if certain cash generation targets are not met. At June 30, 2012 the Company had accrued an aggregate of $17,615 for bonuses under the plan.

9.	Related Party Transactions

On December 29, 2011 the Company entered into an Assignment Agreement (“Assignment”) with Syzygy pursuant to which the Company acquired all technology and intellectual property covered by the License and Royalty Agreement (“License”) dated September 27, 2010 previously entered into between the parties. The Assignment terminated the License and all future royalty obligations owed by the Company to Syzygy thereunder. Pending patent applications comprising part of the intellectual property were also assigned to the Company under the Assignment. Syzygy is owned by the Company’s President, Elwood G. Norris (65%), and by the Company’s Chief Financial Officer, Treasurer and Secretary, James A. Barnes (35%).

Under the terms of the Assignment, the Company issued 300,000 shares of its common stock to Syzygy (valued at $975,000 based on the closing price of the common stock of $3.25) and agreed to pay $250,000 to Syzygy by June 30, 2012. The Company valued the technology in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-30-30, Intangible - Goodwill and Other - General Intangibles Other than Goodwill - Initial Measurement, and ASC 805-50-30, Business Combinations – Related Issues – Initial Measurement, which requires that intangible assets acquired through a transaction that is not a business combination be measured based on the cash consideration paid plus either the fair value of the non-cash consideration given or the fair value of the assets acquired, whichever is more clearly evident. As the Company has only recently begun selling products based on the acquired technology and intellectual property, management determined that the fair value of the common stock issued was more clearly evident, and accordingly, recorded the acquired intangible assets at the aggregate amount of $1,225,000. The Company incurred $3,194 of royalties for the three months ended December 31, 2011 prior to termination of the License and owed Syzygy an aggregate of $7,028 in royalties, which was paid in April 2012.

See Notes 4, 5, 7, 8 and 9 for additional related party transactions and information.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

June 30, 2012

10.	Subsequent Event

In July 2012, the Company signed its first technology licensing agreement for consumer products with Epsilon Electronics. The license includes a six-month development term to create prototypes thereafter followed by a three-year manufacturing term and is non-exclusive except for after-market automobile products for which Epsilon retains two-year exclusivity rights subject to certain conditions. The license requires a $250,000 development term license fee, an additional $750,000 manufacturing term license fee due upon commencement of manufacture of the first product and an ongoing 15% royalty of net sales of products. The $1,000,000 of license fees will offset the first $1,000,000 of royalties. Subject to certain conditions the $250,000 development term license fee is refundable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 previously filed with the Securities and Exchange Commission (“SEC”), particularly in the section entitled “Risk Factors”.

History

In April 2010, the board of directors of LRAD Corporation approved a plan to separate its HyperSound™ or “HSS®” product line into a new independent, stand-alone company. In a special meeting of stockholders held June 2, 2010, the proposal to separate the HSS business from LRAD was approved, and on June 2, 2010, LRAD created a new wholly owned subsidiary, Parametric Sound Corporation (“we”, “us”, “our”, “Parametric Sound” or the “Company”), into which the HSS business and substantially all of the assets of the business and associated intellectual property rights were contributed.

In connection with the spin-off, shares of our common stock were distributed to the stockholders of LRAD on September 27, 2010 at a ratio of one share of our common stock for every two shares of LRAD’s common stock held by such stockholders as of the record date of September 10, 2010. LRAD retained no ownership or other form of interest in the Company subsequent to the spin-off. Following the spin-off, our operations consist solely of the operations described herein. In connection with the spin-off, we entered into a separation agreement and a tax sharing agreement with LRAD.

In June 2012 we formed a wholly-owned subsidiary, PSC Licensing Corp. to engage in technology licensing activities.

Business Overview

We are a technology company with a substantial body of intellectual property focused on delivering novel audio solutions. Our HSS technology pioneered the practical application of parametric acoustic technology for generating sound along a directional ultrasonic column. After our spin-off from LRAD we elected to develop a new product line and in July 2011 commenced sales of our HSS-3000 audio systems. The HSS-3000 product line delivers directed audio solutions to customers primarily for digital signage, point-of-purchase, in-store network and related applications that benefit from focused sound targeted to specific locations. Our principal markets are North America, Europe and Asia. We are targeting our technology for new uses in consumer markets including computers, video gaming, televisions, home audio and mobile devices.

We are seeking to expand into new markets through both product sales and licensing. Our licensing strategy is to identify large or high-growth markets, develop needed technology solutions and features, and work with established industry participants and OEMs to make products incorporating our technologies widely available to consumers.

Recent Transactions

On March 21, 2012, we effected a 1-for-5 reverse split of our common stock. The reverse stock split reduced the number of issued and outstanding shares of our common stock as of March 21, 2012 from approximately 21.5 million shares to approximately 4.3 million shares.

During March and April 2012 we completed a secondary public offering of 2,053,400 shares of our common stock at $4.50 per share for gross proceeds of $9.24 million and listed our common stock on the NASDAQ Capital Market. The net proceeds of the public offering after deducting underwriting discounts and commissions and offering expenses was $8.0 million.

In July 2012, we signed our first technology licensing agreement for consumer products with Epsilon Electronics. The license includes a six-month development term to create prototypes thereafter followed by a three-year manufacturing term and is non-exclusive except for after-market automobile products for which Epsilon retains two-year exclusivity rights subject to certain conditions. The license requires a $250,000 development term license fee, an additional $750,000 manufacturing term license fee due upon commencement of manufacture of the first product and an ongoing 15% royalty of net sales of products. The $1,000,000 of license fees will offset the first $1,000,000 of royalties. Subject to certain conditions the $250,000 development term license fee is refundable.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the year ended September 30, 2011 previously filed with the SEC. The preparation of these financial statements prepared in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to valuation of inventory, impairment of intangible assets, the grant date fair value of stock options and warrants, share-based compensation expense, valuation of acquired intangible assets and valuation allowance related to deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Some of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, warranty liabilities, impairments, contingencies, share-based compensation and valuation of acquired intangible assets. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the nine months ended June 30, 2012. For further information on our critical accounting policies, refer to Note 1 to the financial statements in our Annual Report on Form 10-K for the year ended September 30, 2011.

Revenues, Product Costs and Operating Expenses

In July 2011 we commenced sales of our HSS-3000 HyperSound Audio Systems. During the quarter ended June 30, 2012 we engaged additional sales, marketing and business development personnel to pursue both product sales and technology licensing opportunities. We are focusing our product sales efforts on end users and their integrators with large unit volume requirements, generally hundreds of units. These efforts typically require lead times to customize a sound solution and then install and test pilot sites prior to any multi-unit rollout. We are in various stages of this process, which can extend for up to six months, with several volume prospects for our products. There can be no assurance of future volume orders from these activities.

We are also pursuing a range of licensing opportunities and in July 2012 we signed our first technology licensing agreement for consumer products with Epsilon Electronics, as described above.

Sales for the nine months ended June 30, 2012 were $152,807 and we expect product sales to grow in future quarters as a result of our focus on larger volume customers. We continue to improve and upgrade our product offering to meet the demands of customers. We believe our economical solution meets a variety of audio needs of digital signage, kiosk and point-of-sale terminal customers. But we cannot predict the degree of future acceptance by existing or new customers or the level of future product revenues and margins. There can also be no assurance we can be successful in licensing our technology in new markets.

The actual level of future selling, general and administrative expenses will depend on staffing levels, elections regarding the use of outside resources, public company and regulatory costs, the impact of noncash stock-based compensation costs and other factors, some of which are outside our control. The scope and magnitude of our future research and development expenses are difficult to predict at this time. Although we have successfully completed development of our first HSS-3000 products, our research and development efforts are focused on a product development roadmap to further enhance our product offerings and create products for targeted markets. The timing and amounts required for these efforts are difficult to estimate at this time but could be substantial. Historical operating expenditures are not necessarily indicative of future expenditures.

During the second and third fiscal quarters of fiscal 2012, we significantly increased our operating costs primarily by adding new executive management, engineering and business development personnel and consultants. Our operating costs could increase further in future months as we seek to develop our audio technologies and products, extend and strengthen our IP protection, expand markets for our technology and products or expand production, distribution, service and administrative functions. We are incurring and may incur higher future noncash share-based compensation costs depending on existing and future option grants that are impacted by stock prices and other valuation factors.

Comparison of Results of Operations for the Three Months Ended June 30, 2012 and 2011

The following is a discussion of the results of our operations for the three months ended June 30, 2012 and 2011.

Revenues

Revenues were $34,392 for the three months ended June 30, 2012 and reflected sales primarily to legacy customers retained from our spin-off from LRAD. We are pursuing new customers for our HSS-3000 product line, focusing on larger volume applications for the digital signage, kiosk and point-of-sale terminal markets. We also commenced marketing and business development activities related to other commercial and consumer applications of our technology. We were in product development in the prior year comparable quarter and had no product revenues. We had no significant backlog at June 30, 2012.

Gross Profit

Gross profit for the three months ended June 30, 2012 was $15,863 or 46%. The margin was positively impacted from usage of parts valued at $3,091 that had inventory obsolescence and excess parts allowances recorded in prior periods. We continue to develop and implement volume pricing and production strategies, product updates and changes, including raw material and component changes that may impact margins. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2012 were $1,325,857, including non-cash share based compensation expenses of $777,434. This compares to $146,867, including $24,682 of non-cash share based compensation expenses, during the comparable prior-year period ended June 30, 2011. The current period non-cash share based compensation expenses is attributable to the vesting of options to purchase shares of our common stock during such period granted to our employees and consultants, the vesting of options to purchase shares of our common stock previously granted to our executive chairman in connection with his employment in April 2012 and the effect that the increased price of our common stock had on the quarterly revaluations of non-employee stock options for which service had not been completed.

Other selling, general and administrative expense increases between periods resulted primarily from increased personnel costs of $267,000, increased professional fees of $63,000 primarily as a result of licensing activities and increased public company costs of $51,000 including increased directors and officers insurance and public relations costs.

Major cost categories for the most recent quarter included personnel costs of $325,000 (excluding non-cash share based compensation expenses), professional fees of $80,000, public company costs of $90,000 and trade show and promotion expenses of $26,000. We believe selling, general and administrative costs may increase in the future as a result of additional personnel additions and future decisions regarding marketing, travel and staffing.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2012 were $404,413, compared to $182,015 for the comparable period ended June 30, 2011. These research and development expenses included non-cash share based compensation expenses of $71,591 and $30,654, respectively.

We added research and development personnel during the three months ended June 30, 2012 and personnel costs increased $95,000 compared to the three months ended June 30, 2011. Patent costs and patent, technology and fixed asset amortization and depreciation costs increased by $48,000 as a result of purchased technology amortization and increased patent filings and related research. Prototype and related testing and development costs increased by $31,000 as a result of expanded development related to product improvements and preparing for licensing in new markets.

Major cost categories for the most recent quarter included personnel costs of $178,000 (excluding non-cash share based compensation expenses), $62,000 of patent costs and patent, technology and fixed asset amortization and depreciation costs and $72,000 of prototype and related testing and development costs. The scope and magnitude of our future research and development expenses are difficult to predict as the amounts required for future product development costs are difficult to estimate but could be substantial.

Other Expense

During the third quarter of the prior year we incurred interest and note discount amortization expense of $158,712 on previously outstanding subordinated notes. We currently have no interest bearing debt outstanding and accordingly had no comparable interest charges in the most recent quarter.

Net Loss

The net loss for the three months ended June 30, 2012 and 2011 was $1,707,488 and $484,768, respectively. The most recent period loss included $849,025 of non-cash share-based compensation expenses compared to $55,336 for the prior year’s third quarter. We expect to incur additional net losses until we are able to grow revenues to generate sufficient margins to cover operating costs.

Comparison of Results of Operations for the Nine Months Ended June 30, 2012 and 2011

The following is a discussion of the results of our operations for the nine months ended June 30, 2012 and 2011.

Revenues

Revenues were $158,867 for the nine months ended June 30, 2012. We were in product development in the prior year comparable period and had no significant revenues.

Gross Profit

Gross profit for the nine months ended June 30, 2012 was $88,271 or 56%. The margin was positively impacted from usage of parts valued at $9,915 that had inventory obsolescence and excess parts allowances recorded in prior years. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 30, 2012 were $2,390,455, including non-cash share based compensation expenses of $1,214,023. This compares to $424,202, including $43,199 of non-cash share based compensation expenses, during the comparable prior year period ended June 30, 2011. The current period non-cash share based compensation expenses is attributable to the awarding of options to purchase shares of our common stock to additional employees and consultants, the vesting of options to purchase shares of our common stock previously granted to our executive chairman in connection with his employment in April 2012 and the effect that the increased price of our common stock had on the quarterly revaluation of non-employee stock options for which service had not been completed.

Other increases between periods resulted primarily from increased personnel costs of $520,000, increased professional fees of $107,000 primarily as a result of licensing and audit costs and increased public company costs of $116,000 including increased annual meeting, directors and officers insurance and public relations costs.

Major cost categories for the most recent nine month period included personnel costs of $690,000 (excluding non-cash share based compensation expenses), professional fees of $171,000, public company costs of $166,000 and trade show and promotion expenses of $70,000.

Research and Development Expenses

Research and development expenses for the nine months ended June 30, 2012 were $902,621, compared to $460,793 for the nine-month period ended June 30, 2011. These research and development expenses included non-cash share based compensation expenses of $194,853 and $77,770, respectively.

We added research and development personnel during the current year period and personnel costs increased $158,000 compared to the first nine months of the prior year. Patent costs and patent, technology and fixed asset amortization and depreciation costs increased by $62,000 compared to the first nine months of the prior year as a result of purchased technology amortization and increased patent filings and related research. Prototype and related testing and development costs increased by $76,000 compared to the first nine months of the prior year as a result of expanded development related to product improvements and preparing for licensing in new markets.

Major cost categories for the most recent nine-month period included compensation costs of $363,000 (excluding non-cash share based compensation expenses), $137,000 of patent costs and patent, technology and fixed asset amortization and depreciation costs and $145,000 of prototype and related testing and development costs.

Other Expense

During the first nine months of fiscal 2011 we incurred interest and note discount amortization expense of $304,568 on previously outstanding subordinated notes. We currently have no interest bearing debt outstanding and accordingly had no comparable interest charges in the first nine months of fiscal 2012.

Net Loss

The net loss for the nine months ended June 30, 2012 and 2011 was $3,199,802 and $1,186,021, respectively. The most recent nine-month period loss included $1,408,876 of non-cash share-based compensation expenses compared to $145,651 for the prior year’s first nine months.

Liquidity and Capital Resources

Overview

At June 30, 2012 we had cash of $6.5 million and our current assets exceeded our current liabilities by $6.7 million. We obtained net proceeds of $8.0 million during this year from our secondary public offering during March and April 2012 and $166,250 from the exercise of stock options during the nine months ended June 30, 2012. Other than cash and inventory, we have no unused sources of liquidity at this time.

Cash Flows

Operating Activities

During the nine months ended June 30, 2012 cash used in operating activities was $1,857,233. The net loss of $3,199,802 for such period was reduced by net non-cash expenses of $1,525,898. Cash used in operating activities was reduced by a $96,601 increase in accounts payable and accrued liabilities. It was also increased by a $170,063 increase in inventories, a $17,713 increase in prepaid expenses and an $84,400 reduction in deferred officer compensation.

For the prior year period ended June 30, 2011 cash used in operating activities was $744,341 resulting primarily from the net loss of $1,186,021 reduced by non-cash expenses of $488,052.

Investing Activities

We used cash of $69,466 for property and equipment purchases and $25,819 for patent costs during the nine months ended June 30, 2012. In June 2012 we paid $250,000 to Syzygy, a related party, which amount represents the cash portion of the consideration we paid to Syzygy when we entered into the assignment agreement with Syzygy in December 2011 and terminated the license and royalty agreement dated September 27, 2010 we previously entered into with Syzygy. We have no material commitments for future capital expenditures but expect to continue to incur patent costs in the future.

Financing Activities

During the nine months ended June 30, 2012 we obtained $8.0 million net proceeds from our secondary public offering and $166,250 from the exercise of stock options.

Non-cash Activities

In December 2011 we purchased technology from Syzygy, a related party, in exchange for 300,000 shares of our common stock valued at $975,000 and an obligation to pay $250,000, which we paid in June 2012 as described above. We paid $140,000 of deferred officer compensation by issuing 31,111 shares of our common stock. We also issued warrants to purchase up to 205,339 shares of our common stock to the underwriter in our secondary public offering valued at $622,279.

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

We project that our current cash reserves will sustain our operations during the next twelve months. We are not aware of any trends or potential events that are likely to adversely impact our short term liquidity through this term.

Contractual Obligations

Other than aggregate facility and office lease payments of approximately $11,000 per month and our employment agreement with our Executive Chairman, we have no material contractual obligations.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine-month period ended June 30, 2012, or subsequently thereto, that we believe are of potential significance to our financial statements.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.

As a smaller reporting company (as such term is defined under Rule12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K), we are electing to follow the scaled disclosure reporting obligations available to a smaller reporting company and therefore are not required to provide the information required by this Item.

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

At the conclusion of the period ended June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Executive Chairman (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective at the reasonable assurance level as of June 30, 2012.

Changes in Internal Control over Financial Reporting

Our Chief Financial Officer has authority to initiate transactions, has custody of assets, and records and reconciles transactions and prepares our period end financial reports. In prior periods, without the sufficient segregation of conflicting duties or adequate controls normally required for effective internal control this was considered a material weakness in our internal control over financial reporting. During the quarter ended June 30, 2012 we instituted additional internal controls consisting of review procedures by our President and Executive Chairman which we believe remediates the previously identified material weakness.

Other than described in the preceding paragraph there have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies that may be identified during this process.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As a smaller reporting company (as such term is defined under Rule12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K), we are electing to follow the scaled disclosure reporting obligations available to a smaller reporting company and therefore are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 3, 2012 we granted stock options on 175,000 shares of our common stock pursuant to the terms of our 2012 Stock Option Plan to our Executive Chairman and options on an additional 16,000 shares to two employees. These options provide each holder the right to purchase our common stock for a term of five years subject to certain vesting and other conditions and have an exercise price of $4.50 and $4.39 per share, respectively. On May 1, 2012, we granted stock options to purchase an aggregate of 30,000 shares of common stock pursuant to the terms of the 2012 Stock Option Plan to three consultants. These options provide each holder the right to purchase shares of our common stock for a term of five years subject to certain vesting and other conditions and have an exercise price ranging from $5.12 to $5.39 per share. On June 26, 2012 we granted an option to purchase up to 32,000 shares of our common stock as an inducement to a new employee. This stock option was granted outside the 2012 Plan and provides the holder the right to purchase shares of our common stock for a term of five years subject to certain vesting and other conditions and have an exercise price of 9.25 per share. We issued the aforementioned stock options relying on exemptions from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1#	Employment Agreement, dated as of April 3, 2012, by and between Kenneth F. Potashner and Parametric Sound Corporation (1)

10.2	Industrial Lease Agreement between Parametric Sound Corporation and Parkway Commerce Center, LLC executed on May 21, 2012 (2)

31.1	Certification of Kenneth F. Potashner, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James A. Barnes, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Kenneth F. Potashner, Principal Executive Officer and James A. Barnes, Principal Financial Officer.

Extensible Business Reporting Language (XBRL) Exhibits
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan

(1)	Filed with the registrant’s current report on Form 8-K filed on April 6, 2012 and incorporated herein by reference.
(2)	Filed with the registrant’s current report on Form 8-K filed on May 25, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARAMETRIC SOUND CORPORATION

Date: August 9, 2012	By:	/S/ JAMES A. BARNES
James A. Barnes, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

