Form 10-K
period 2012-09-30
Parametric Sound Corp
filed 2012-11-28
CIK 1493761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Common Stock, par value $.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ X ] Yes   [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [_] Accelerated filer [_] Non-accelerated filer [_] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $18,815,760 based upon the closing price of the shares on The NASDAQ Capital Market on that date. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of November 20, 2012 there were 6,409,497 shares of Parametric Sound Corporation Common Stock, par value $.001, outstanding.

For purposes of this Annual Report, the terms “Company,” “Parametric,” “Parametric Sound,” “we,” “us,” or “our” means Parametric Sound Corporation and its consolidated subsidiary, PSC Licensing Corp. (“PSC”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION

This Annual Report contains forward-looking statements within the meaning of Section 27 of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	Our history of losses;
•	The limited number of suppliers for some of our components;
•	Our market being characterized by rapidly advancing technology;
•	The impact of competitive products, technologies and pricing;
•	Manufacturing capacity constraints and difficulties;
•	Local, regional, national and international economic conditions and events and the impact they may have on us and our customers;
•	Continued volatility in the credit and equity markets and the resulting effect on the general economy; and
•	Our success at managing the risks involved in the foregoing items;
•	The commercialization of our proprietary technologies;
•	The implementation of our business model and strategic plans for our business and technology;
•	The scope of protection we are able to establish and maintain for intellectual property rights covering our technology;
•	Estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	The timing or likelihood of regulatory filings and approvals;
•	Our financial performance; and
•	Developments relating to our competitors and our industry.

Forward-looking statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this report.

All forward-looking statements in this report reflect our views as of the date of this report based on information with respect to future events and are subject to the above referenced and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these risks, uncertainties and assumptions, we caution you not to place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

We are a technology company with a substantial body of intellectual property focused on delivering novel audio solutions. Our HyperSonic® Sound (“HSS®”) technology creates sound in a new way - - “in-the-air” along a directional ultrasonic beam- - a significant departure from traditional speaker technology. Our ability to beam, focus and control sound empowers commercial solutions that benefit from directed audio including digital signage, kiosks and electronic gaming (slot machines). We are establishing HyperSound™ as the consumer brand for our novel sound reproduction method that enhances standard stereo content producing a robust and distinct 3D sound image from just two thin emitters. We are targeting our audio technology for use in consumer markets including computers, video gaming, televisions, home audio, health care and mobile devices.

Our commercial product line, HSS-3000, delivers directed audio solutions primarily targeting commercial customers for digital signage applications that benefit from focused sound targeted to specific locations. We are now expanding into new markets through both product sales and licensing. Our licensing strategy is to identify large or high-growth markets, develop needed technology solutions and features, and work with established industry participants and OEMs to make products incorporating our technologies widely available to consumers. Our principal markets are North America, Europe and Asia.

We were incorporated in Nevada on June 2, 2010 as a new, wholly owned subsidiary of LRAD Corporation in order to effect the separation and spin-off of our HSS business. On September 27, 2010, the 100% spin-off was completed and we became a stand-alone, independent, publicly traded company. Our corporate office is located at 13771 Danielson Street, Suite L, Poway, California 92064. Our telephone number is (888) 477-2150 and our website can be accessed at www.parametricsound.com.

Intellectual Property Focus

We established many of the foundational patents allowing the commercial and economical use of audio generated using concepts known as parametric or nonlinear acoustics. We pioneered the practical applications of these concepts to generate audio and have amassed a patent portfolio of 25 issued United States and foreign patents and ten pending applications, many of which we consider foundational to certain commercial and consumer applications of nonlinear acoustics. We believe we are the first to develop technology and methods to economically generate directional audio from one or more emitters and three dimensional (“3D”) sound from two emitters. Prior technology was typically of low volume and quality and employed methods difficult to economically mass produce. We continue to devote significant resources towards improving performance of our systems and methods.

In early 2012 we modified our business strategy to focus on realizing the value of our intellectual property through licensing. Our sales, marketing and development focus is targeting the licensing of established industry partners in target markets. We also are seeking to grow our existing product business in digital signage and related markets.

History

HSS pioneered a new paradigm in sound production based on well-known principles of physics. Parametric or nonlinear acoustics use changing pressures in air to produce sound indirectly by carrying content into the air along a beam of ultrasonic frequencies.

Parametric sound technology has gone through various iterations of emitter designs and amplifier and processing electronics since development began in 1995. Mr. Elwood G. Norris, our President, was the original inventor of the base HSS technology. From 2004 to 2010, LRAD Corporation (formerly known as American Technology Corporation), our former parent corporation, sold HSS systems, mostly the legacy HSS model H450 product. In 2005 Mr. Norris was awarded the Lemelson-MIT Prize for the HSS acoustics innovation. In September 2009 he retired from an active role at LRAD Corporation. In 2004 LRAD Corporation began focusing most of its financial, technical and marketing resources on other acoustic products with limited HSS development. Seeking to rejuvenate HSS, Mr. Norris’ plan to spin-off the HSS business was approved by LRAD Corporation’s Board of Directors and its stockholders in early 2010 and the 100% spin-off was completed on September 27, 2010 when we became an independent publicly traded company.

Mr. Norris believed the potential for applications of directed audio had not been realized primarily due to performance limitations of previous products and their relatively high cost compared to traditional sound systems. In January 2010, Mr. Norris commenced evaluating the parametric sound technology, independently inventing new concepts and developing and testing new processing and control electronics and prototypes along with changes to emitters to improve parametric sound reproduction. His goal was a quality directional sound solution more competitive in cost to existing audio systems for targeted applications, but with the benefit of directionality.

Following the spin-off in September 2010 we added personnel and focused additional resources to develop, test, tool and produce a new line of HSS products based on Mr. Norris’ innovations, our HSS-3000 product series. These products build on prior HSS technology and feature new customer utility as a result of new designs and demonstrate improved performance at a reduced manufacturing cost. We consider this to be the third generation of the HSS technology or the HSS-III technology platform. After initial customer evaluations and testing, in July 2011 we commenced sales of HSS-3000 products. In January 2012 we introduced improved electronics employing new digital signal processor (DSP) and software upgrades that we believe dramatically improved performance and reduced distortion. The HSS-III product platform now produces a more crisp, clean and unique sound image. This ability creates opportunities for an immersive robust 3D sound from just two thin emitters.

During fiscal 2012 we added management, engineering and technical personnel to support our licensing strategy and product sales. Enhancements have further increased volume from a given emitter surface area. Accessories have been developed to support a wider range of product sales and installations. We intend to continually improve and update our technology to improve output and performance. We are also developing new form factors of emitter and electronics designs for new applications and new markets.

Technology

Common speaker types in use today such as dynamic, electrostatic, ribbon and other transducer-based designs, are direct radiating, and are fundamentally a piston action, directly pumping air molecules into motion to create audible sound waves the listener hears. Parametric, or nonlinear acoustics, on the other hand, create sound “in the air.” Audible sound is generated along an ultrasonic column using frequencies above the normal range of hearing. This parametric sound beam is highly directional and maintains sonic clarity and intelligibility over longer distances than traditional loudspeakers. We believe our technology is compatible with any media input and it beams focused sound where you want it while limiting ambient noise.

Parametric sound employs ultrasonic frequencies to carry content, such as music and voice, into the air. Proprietary ultrasonic emitters, or transducers, convert electrical energy to high frequency acoustical energy, producing ultrasonic frequencies beyond the range of hearing.  These ultrasonic emitters are used in lieu of loudspeakers to emit a custom-generated ultrasonic wave with the proper difference frequency characteristics to produce audible sound within, throughout and along a tightly formed beam. Audible sound is not created on the surface of the ultrasonic emitter—a significant departure from a direct radiating loudspeaker.  Instead, the audible sound is generated in the air itself and is focused and directed. For example, if the acoustic beam is directed towards a wall, the sound first emanates from the surface of the wall, not from the emitter, as would be with a conventional loudspeaker. Or, if the acoustic beam is directed to a person, the sound is created at the person. This directionality allows sound to be focused or “beamed” in space or diffused from a surface in a variety of ways to produce desired and controllable effects. Also, the sound does not spread or dissipate at the same rate over distance as sound does with traditional speakers. This unique feature provides improved intelligibility at selected distant points with less energy than traditional speakers, creating the ability to communicate directed sound at longer distances.

A typical sound solution for our targeted applications includes (a) inputs able to accept any user media source (typically a computer, internet device, a DVD player, mp3 player, radio, TV or microphone), (b) an amplifier and related control electronics, and (c) direct-radiating speakers. Whereas a parametric sound solution includes (a) inputs also able to accept any user media sources, (b) custom processing and control electronics allowing an amplifier to drive emitters and (c) ultrasonic emitters.

Traditionally parametric sound reproduction, while offering high directivity, suffered from lower sound volume, higher distortion and higher costs than direct radiating speakers. Since our organization we have made technical progress to improve sound volume from a given emitter size, reduce distortion and reduced manufacturing costs. We believe our designs offer customers higher volume with wider frequency response and reduced distortion while being simpler to install and more economical to produce. We have a development pathway that we believe will further improve output volume and clarity for our target markets. While electronic devices employing automatic microphone level adjustment can be affected when in the HSS beam, we have designed and intend to employ in consumer applications steps to correct this effect.

The ability to direct audio to each ear allows HSS to create an effect that we believe is distinct from headphones and distinct from two-speaker stereo systems (often referred to as 2.1 systems when combined with a woofer speaker). Speaker crosstalk is significantly diminished when HSS is positioned properly (for example in front of a listener at a computer or TV screen) and location information within a recording is reproduced at each ear. With HSS the listener is able to detect sound in front, to each side beyond and outside the location of each emitter, near the ears and behind, all depending on how audio is recorded and mixed. A two-emitter system (or an HSS 2.1 system with woofer) creates a rich, spatial and robust 3D sound image not possible with headphones and also distinct from costly and complex surround sound systems (5.1 or 7.1 systems). Location information mixed in existing stereo recordings or stereo compilations of multi-channel recordings is reproduced with enhanced spatial 3D effects distinct from the same content replayed through conventional speakers. While special recordings are not required and stereo or other mixing creates the spatial 3D sound, our experiments indicate that recording techniques can be employed to enhance the effect and such techniques could be employed in gaming and other applications. We believe the ability for only two emitters offers an alternative to complex multi-speaker surround systems while producing a unique spatial, in-the-room effect.

We continue to develop improvements to enhance performance and expect to introduce in fiscal 2013 another generation of HSS based products focusing on improved performance for targeted markets.

Target Markets

Our initial focus and proof of technology has been on the use of directed sound in the digital signage, point-of-purchase, in-store networks and related markets and applications. We believe our HSS-3000 product line meets the current requirements of these customers. Our technology also addresses other commercial applications including kiosks, point-of-sale (“POS”) terminals and slot machines and we are developing new form factors for our emitters to better meet the requirements to serve these customers. Our development roadmap focuses on new designs to adapt our technology for computers, video gaming, televisions, health care, home theater and in the future on mobile and cinema applications.

We plan to focus our efforts on proprietary audio solutions targeting the following markets:

Commercial Applications	Consumer Applications
Digital Signage	Personal Computers
Kiosks and Point-of-Sale Terminals	Video Gaming
Electronic Gaming (Slot) Machines	Televisions
Movies and Cinema	Health Care
Home Theater
Mobile Devices

Digital Signage

Digital signage is a growing form of direct advertising. Our directed audio solutions are designed to deliver sound to targeted patrons, reduces ambient noise clutter, with minimal disruption of commerce. In July 2011, we commenced sales of our HSS-3000 products, and in January 2012, we introduced important upgrades to improve performance that we believe will accelerate sales in this market segment. According to a report from IMS Research, the market for digital signage worldwide – based on the total revenue to manufacturers (primarily displays, media players, set top boxes, computers, networks and software) – reached $5 billion at the end of 2010. Growth to 2013 is forecast to be 40% to $7 billion. We target new customers and new applications for directed audio in this growing market. We also pursue opportunities to add our solution to existing installations to clearly communicate to targeted patrons and reduce ambient noise clutter. Our prospective customers are generally worldwide value added resellers (VARs), original equipment manufacturers (OEMs), integrators and professional audio distributors that install, sell or provide digital signage solutions or products to end-user businesses.

Kiosks and Point-of-Sale Terminals

We believe directed audio enhances interactive kiosks and POS terminals by directly and clearly communicating to the user, increasing privacy and reducing the effect of ambient noise. Our audio solution is designed to allow multiple adjacent devices. Interactive kiosks and related computer terminals power applications for communication, commerce, entertainment, and education. According to ABI Research the number of interactive kiosks deployed globally will rise from 1.6 million in 2011 to nearly 3 million in 2016. Generally our customers are expected to be leading kiosk and POS equipment manufacturers with our audio integrated into devices to differentiate them in the marketplace. We have sold and expect to continue to offer HSS-3000 and future products for aftermarket installation in existing kiosk installations wishing to add directed audio.

Electronic Gaming (Slot) Machines

Electronic gaming or slot machines are becoming increasingly sophisticated computerized entertainment devices. We believe the dramatic increase in themed games and the use of higher quality video displays including 3D displays contribute to a need for directed audio focused on the patron but also on our ability to deliver enhanced audio from just two emitters. Use of our enhanced directed audio offers patrons a distinct sound experience unattainable from traditional audio. According to research by Taylor Nelson Sofres Plc, there were over 4.2 million casino style electronic gaming machines operating globally in 2010 with over 840,000 in North America. According to the Association of Gaming Equipment Manufacturers, the U.S. gaming equipment manufacturing sector produced $11.5 billion in revenues in 2010. We believe this highly competitive industry with a heavy emphasis on innovation is an attractive market for partnering or licensing of our products and technology to the leading producers of electronic gaming equipment. We believe we can offer leading OEM manufacturers an important method to differentiate their product offerings from competitors to achieve increased market acceptance.

Personal Computers

Our enhanced audio solution complements computers by delivering a more robust sound image and directing and focusing sound to what is typically an individual computer user. Our ultra-thin emitter accompanies flat and thin computer monitors and laptops that are growing rapidly in use worldwide. According to the Computer Industry Almanac, there are over 310 million personal computers in use in the U.S. and over 1.6 billion globally. Sales of personal computers are expected to be over 400 million units globally in 2012. We intend to target computer manufacturers to license our technology to integrate emitters into computers. We also plan to pursue licensing to aftermarket suppliers of computer speakers.

Video Gaming

We believe the increased sophistication of video gaming including higher resolution images, more realistic and interactive content and the use of 3D displays creates a growing opportunity for our enhanced audio. Our ability to create a 3D sound image from just two thin emitters complements many gaming platforms, whether computers, consoles or in the future portable devices. The world video game market (equipment and software) will be $68 billion in 2012 according to PricewaterhouseCoopers. Our strategy is to license our technology for suppliers serving this industry which includes computer manufacturers, aftermarket suppliers of computer and game console speakers, and video game and mobile game equipment suppliers both new and aftermarket.

Televisions

Directing sound to television viewers allows for an enhanced audio experience. Since the advent of flat panel display manufacturers have been focused on creating the thinnest form factor often at the expense of sound quality. Currently television audio is often enhanced through aftermarket surround sound speaker systems in which up to 7 speakers are positioned throughout a listening location. This gives the listener a more immersive surround sound experience. We believe we can develop our technology to offer a unique immersive experience superior to surround sound systems from just two front emitters integrated directly into a television set or sold as an aftermarket accessory. We believe that our technology can offer significant value to both segments of this market.

Our emitters extremely thin form factor can be easily integrated into a similarly flat panel display including 3D displays. Our technology requires no box, creates no back wave and can be mounted right against a wall yet produce full and robust sound. Our strategy is to target the flat panel television market through licensing of our technology for integration into equipment produced by the leading OEM manufacturers as well as aftermarket purveyors of sound equipment. According to IHS iSuppli Research flat panel TV shipments were over 214 million units in 2010 expected to grow to over 289 million in 2015 with a total value exceeding $149 billion. Shipments of 3D TVs in this category are expected to grow to 54 million in 2012.

Health Care

During fiscal 2012 we identified health care as a target market for HSS applications. We are evaluating observations from our consumer preference surveys that persons with normal and impaired hearing reported greater comprehension or clarity of sound compared to standard speakers. We believe the delivery of sound in the air closer to the ear contributes to these observations. We have engaged audiology professionals and medical consultants to investigate and better understand the mechanisms at work with HSS and believe there are opportunities to develop, produce or license products targeted for sound amplification and/or assisted listening. In most jurisdictions claims regarding mitigating hearing impairment or improving hearing result in medical device classification requiring regulatory clearance prior to product sales and marketing. We are researching and currently intend to pursue regulated applications of our technology.

We include in the health care category (a) commercial applications of directed audio targeting health care facilities such as hospitals, nursing homes and other facilities; (b) personal sound amplification products for consumer use; and (c) regulated devices targeting consumers with hearing loss. In October 2012 we formed a new subsidiary, HyperSound Health, Inc. (“HHI”) intended to conduct activities related to technology and products targeting sound amplification and the hearing impaired. We believe, based on observations by users of our current product, that our method of producing sound may offer advantages to persons with hearing loss. As stated above, most jurisdictions worldwide require medical device clearance or approval prior to making health claims.

We are conducting research and are preparing and intend to file with the United States Food and Drug Administration (the “FDA”) for clearance of an HSS product as a Class II assistive listening device under the FDA’s Section 510(k) premarket notification of intent to market. For clearance we will be required to demonstrate that our product is at least as safe and effective as, (that is, substantially equivalent to), a legally marketed predicate device. There can be no assurance that we will make such regulatory filing, nor if filed that we can obtain clearance to market an HSS device as a medical device for the hearing impaired.

The more than 5,700 hospitals and the 16,100 nursing homes in U.S. with over 2.7 million beds along with many other clinics and facilities are, we believe, attractive markets for our products. There are many applications where focused sound, with limited ambient noise, is an important feature in such facilities. We further believe our ability to focus sound offers advantages as a product intended for sound amplification and that the over 36 million people in the U.S. affected by hearing loss could be an attractive market should we obtain regulatory market clearance for an HSS medical device.

Home Theater

The market for home theater systems complements the flat panel television market but generally consist of larger systems designed to produce a cinema experience in the home. We plan to develop our technology for this application by making larger emitters and enabling existing audio encoding by Dolby and others, including surround sound. Our goal is to offer a robust, distinct enhanced audio experience from just front emitters.

Mobile Devices

There is growing adoption in both mature and emerging markets of new mobile platforms for consumer and business use of digital content, such as tablets and smartphones. These platforms are experiencing strong growth and we believe that our technology’s thin form factor and our ability to direct sound to a user has the ability to enhance the audio experience of such mobile platforms. Currently sound from these devices is of poor quality and low volume which requires many users to use headphones to hear the audio. By directing sound to a single listener, the user will be able to have a private experience without the use of headphones as the sound can be directed primarily to the listener. Since tablet devices are larger in size they are an initial target market as the requirements for miniaturization of our technology are less stringent. As we further develop and miniaturize our technology we believe that we have the potential to meet the requirements of the large growing smartphone market.

The market for tablet devices is expected to be 86 million units globally in 2012. Global smartphone shipments in 2010 exceeded 300 million units according to International Data Corporation representing a 74% growth from 2009.

Movies and Cinema

We also plan to scale our technology for larger environments for use in cinemas. There are approximately 40,000 movie screens in the United States according to the National Association of Theater Owners.

Products

We believe that our HSS-3000 HyperSound Audio System, which consists of a HSS-3000 Amplifier and one or more HSS-3000 Emitters, evidences our current technology platform. We offer the HSS-3000 Amplifier in two models, a single-channel (monaural) system and a two-channel (stereophonic) system. Generally the single-channel system is sold with one emitter but can accommodate and be configured for two emitters where additional output or wider area coverage is desired. The two-channel system is generally sold with two emitters but can be used with one, two or configured for four emitters. The two-channel system can also accommodate an optional woofer for lower frequencies while still delivering both directionality and 3-D output.

The HSS-3000 Emitter features a 5 inch by 10 inch emitter surface and is separate from the amplifier, offering varied installation options. One or more emitters is connected to an HSS-3000 Amplifier with standard speaker wire providing installation flexibility separate from the media sources. Generally emitters are installed on or in a wall, on or in a ceiling or ceiling tile, on or in a kiosk or other video device, on a separate stand, or by other methods that allow sound to be targeted at a specific audience. We offer a variety of supporting installation hardware for customers.

Our HSS-3000 products are targeted primarily at the digital signage market where our product solutions are designed to mitigate the effects of sound clutter often attributable to direct advertising products. In-store display advertising tends to irritate customers if too intrusive or loud and annoy workers due to repetition. However, we believe research continues to demonstrate that direct advertising and digital signage are highly effective. For example, an Arbitron Retail Media study published in 2005 summarized research indicating that 25% of patrons think retail audio commercials and promotions would influence their buying decisions and that 41% of those recalling retail audio made a purchase they were not previously planning to make. While there are applications for our products that don’t rely on video screens, for example above a museum display, and there are many screens intended for static display without sound, we believe the majority of existing and future digital signage screen installations are potential outlets for our directed audio solutions.

Our products are designed to achieve focused, controlled sound that targets only those customers situated in specified locations such that nearby customers and store clerks do not hear the message. We believe the ability to focus sound is a driving feature of our audio solution. We believe our technology offers a number of advantages:

•	delivery of more effective advertisements to store patrons;
•	ability to create a beam of sound and place it only where it is intended;
•	ability to direct advertising to patrons while limiting the noise that interferes with workers or the conduct of commerce at checkout or other locations;
•	ability to manipulate or selectively position or diffuse the source of sound;
•	ability to deliver a beam of sound over longer distances than conventional speakers, such as down a grocery store aisle or from a tall box store ceiling; and
•	ability to penetrate other competing ambient sounds.

Strategy

Our strategy is to leverage our intellectual property by partnering with large OEMs to accelerate product acceptance into our target market areas.  We believe that we will continue to strengthen our position as a leader in directed audio by continuing to improve our technology, broadening our product line, identify new directed audio applications, acquiring new OEM and VAR partners, expanding relationships with existing partners, and developing worldwide awareness of the benefits of directed audio and awareness of our HyperSound and HSS brands.

Marketing Strategy

We are developing a market position for our technology as a method to enhance stereo content to produce a clear, distinct and robust sound image from just two thin emitters. While applicable to many consumer products, we also intend to target the emerging and rapidly growing 3D video market to reproduce 3D sound for computers, video gaming, homes and theaters. We intend to develop awareness of the immersive, spatial sound experience produced by HyperSound technology, focus development and prototyping activities on identified commercial and consumer applications, develop new applications and develop our licensing business.

Product Development and Licensing Strategy

We believe that continued development and enhancement of our HSS technology is important to our success. Our business strategy is to develop needed technology solutions and features through internal efforts and collaboration with partners. We seek to license our solutions to established industry partners and OEMs to make products incorporating our technologies widely available to consumers in high-growth markets. We intend to develop functional prototypes in each market vertical to demonstrate the viability of our products, and leverage the prototypes to attract key joint development partners. We intend to license our technology and work with planned partners to help develop and commercialize products. Although we may be required to provide certain manufacturing services or arrange manufacturing of components for certain licensees, our main focus is to obtain most of our revenues through licensing. We believe that we can develop a position as a leader in audio by employing the strategy of designing a stream of patented audio products, penetrating new licensing accounts and developing strong brand awareness.

Manufacturing Strategy

We have established in-house production capability for our HSS-3000 product line and believe we have proven initial manufacturability and met the technical requirements for the digital signage market. We also are working to develop contract manufacturing to provide greater capacity for our product sales in commercial markets and as a resource for future licensees, OEMs and VARs who may desire to access capacity for the expanded consumer markets that we are pursuing. We believe that the manufacturing protocols we have established to address the digital signage market will directly translate to the other market verticals that we are pursuing.

Manufacturing and Suppliers

HSS employs proprietary emitter technology employing custom thin piezo film manufactured pursuant to our formulation. Our intellectual property includes the film formulation and methods to reliably produce emitters using this custom film. We depend on a single piezo-film supplier, Measurement Specialties Inc. (“MSI”), to provide expertise and materials used in our proprietary emitters. One supplier provides plastic and metal parts from tooling owned by us and any change to this source could possibly result in delays. We believe that the other components incorporated from our products can be obtained from multiple supply sources.

Currently our in-house manufacturing capability consists of custom robotic manufacturing equipment used to automate the production of our emitter sub-assemblies reducing the labor component and permitting higher volume production. Our electronics are produced by a contract manufacturer from part kits we supply that are sourced from a variety of suppliers. We purchase film from MSI, molded plastic and stamped metal parts from a supplier, electronic parts from a variety of suppliers and assemble and test our final products at our assembly facility located in San Diego County, California. The loss of any of our suppliers could have a material impact on our results of operations or financial condition.

Our technology is substantially different from proven, mass-produced sound transducer designs, and manufacturing and assembly involves new processes and specialty materials. We believe the production processes we have established and tested are scalable to high quantity mass production by contractors or licensees. Consistent with our manufacturing strategy, we expect to assist licensees to develop manufacturing or arrange contract manufacturers to provide components to our licensing partners. We believe quality manufacturing is essential to the performance of our products and the growth of our product business and the success of any future licensees.

Selling, Marketing and Customers

Product Sales

We employ four full-time business development and sales personnel for product sale and licensing activities. We also use outside sales agents to target specific vertical markets. We sell products primarily to commercial customers, integrators and value added resellers (VARs) to use our sound solution in their products and services. We also sell to distributors and may in the future engage independent selling representatives.

During fiscal 2012 we added new specialty distributors including Four Winds Interactive (FWi) and Fujitsu Frontech North America Inc. and in November 2012 added Ingram Micro, Inc. as a distributor. We are actively seeking to add additional distributors and resellers. We are also focusing our direct sales efforts on larger end-users, integrators and VARs to leverage our sales efforts. In October 2012 we announced our inclusion in six newly designed Build-A-Bear Workshop outlets and we expect that the expansion of our sales force from one to four during fiscal 2012 along with increased market awareness will result in increased product sales in fiscal 2013.

A typical multi-unit digital signage sale requires coordination with other hardware and software providers and/or integrators followed by a one or more pilot tests prior to rollout. Thus the sales process for multi-unit retail or other sales can be 3-6 months or longer.

Licensing

Our executive management along with our business development and sales personnel execute our licensing sales strategy. We believe we have been successful in identifying and engaging leaders in each targeted vertical market segment. Generally the licensing process requires an initial introduction and demonstration followed by non-disclosure (“NDA”) agreements. Thereafter more targeted discussions focus on specific applications with the goal of prototype collaboration and/or licensing. Since commencing our licensing strategy in March 2012 we have entered into more than 20 NDA’s with strategic business prospects. One party, Epsilon Electronics, has entered into a nonexclusive license for a range of HSS based products that is in the development stage, however no payments have been received and no revenues have been earned with respect to this license, nor is any assured. Should this licensee elect to produce a product and meet other conditions then a manufacturing term would commence with limited exclusive rights to the aftermarket automobile industry. We expect to enter into additional agreements in fiscal 2013, either for licensing or collaboration for product development, as a result of our licensing efforts.

We intend to actively promote the use of our trademarks and logos and require customers to display appropriate branding on products and packaging and in advertising. We plan to work closely with licensees to enhance their success in selling finished products that incorporate our technologies through a variety of licensee support programs. These programs include engineering support, tradeshow support, publicity and media relations programs, customized marketing materials, advertising, and support at speaking engagements and industry conferences, as well as, conducting in-person technology demonstrations or presentations for the press and other companies to promote our technologies and products.

We participate in tradeshows and conferences from time to time to increase awareness of who we are and what we do and to market our technology and products.

Customer Concentration

For the fiscal year ended September 30, 2012, revenues from three customers accounted for 30%, 16% and 16% of our total revenues. For the year ended September 30, 2011 two customers accounted for 46% and 35% of our total revenues. No other single customer represented more than 10% of total revenues. We may continue in the future to be reliant on a few large customers or distributors and the loss of customers could have a material impact on our financial results.

Research and Development Expenses

For the years ended September 30, 2012 and 2011, we expended $1,340,054 and $647,994, respectively, on research and development. We continue to innovate, make improvements to our technology and develop new products and accordingly anticipate that we will continue to devote substantial resources to research and development activities.

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

The digital signage market also uses numerous traditional commercial direct-radiating sound products where directed or focused audio is not required or desired or where customers have not been exposed to the advantages of directed audio to communicate. Accordingly we compete with a diverse range of traditional commercial sound manufacturers worldwide, many with substantially greater resources and distribution.

As we enter the consumer market for speakers in computers, gaming devices and home audio applications, we will compete within an audio industry that is fragmented and competitive and includes numerous manufacturers offering audio products that vary widely in price, quality and distribution methods. Manufacturers such as Harmon International Industries, Bose, Klipsch, Polk Audio, Pioneer, Sony, Boston Acoustics, LG, Samsung and many other large competitors have substantially greater resources to devote to advancing their technologies and developing and marketing new products and technologies. While we seek to license these and others, we will compete for revenues in a market with declining prices and slim margins. We believe that we can compete based primarily on the quality and performance of our proprietary technology and our ability to meet OEMs’ needs to differentiate their products.

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

Our parametric sound technology is subject to control under the Radiation Control for Health and Safety Act of 1968, and the associated regulations promulgated by the Food and Drug Administration (FDA), as an electrical emitter of ultrasonic vibrations. Under the terms of such regulations, we have provided an abbreviated report to the FDA describing the technology. The FDA may respond to the report and request changes or safeguards to the technology, but it has not done so to date. We also are required to notify the FDA in writing should a product be found to have a defect relating to safety of use due to the emission of electronic product radiation. We do not believe our technology poses any human health risks. However, it is possible that we, or one of our customers, could be required to modify the technology, or a product incorporating the technology, to comply with requirements that may be imposed by the FDA.

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

Should we elect to pursue an HSS product for marketing as a medical device we would be subject to substantial additional regulation. Unless an exemption applies, each medical device distributed commercially in the United States requires either prior 510(k) clearance or pre-market approval (“PMA”) from the FDA. The FDA classifies medical devices into one of three classes. Class I devices are subject to only general controls, such as establishment registration and device listing, labeling, medical device reporting, and prohibitions against adulteration and misbranding. Class II medical devices generally require prior 510(k) clearance before they may be commercially marketed in the United States. The FDA will clear marketing of a medical device through the 510(k) process if the FDA is satisfied that the new product has been demonstrated to be substantially equivalent to another legally marketed device, or predicate, device, and otherwise meets the FDA’s requirements. Class II devices are also subject to general controls and may be subject to performance standards and other special controls. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device, are placed in Class III, generally requiring submission of a PMA supported by clinical trial data. To obtain 510(k) clearance, we must submit a notification to the FDA demonstrating that our proposed device is substantially equivalent to a predicate device, i.e., a device that was in commercial distribution before May 28, 1976, a device that has been reclassified from Class III to Class I or Class II, or a 510(k)-cleared device. The FDA’s 510(k) clearance process generally takes from three to twelve months from the date the application is submitted, but can take significantly longer. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the device is automatically placed into Class III, requiring the submission of a PMA. Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance and may even, in some circumstances, require a PMA, if the change raises complex or novel scientific issues. And once a medical device is cleared for marketing there are pervasive and continuing regulations governing the manufacture and marketing of a product.

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

In connection with the spin-off, LRAD Corporation contributed to us 28 U.S. patents, three foreign patents and several pending patents. We reviewed the patents in connection with our technology strategy and abandoned some by not paying renewal fees or continuing prosecution of pending applications. At September 30, 2012 we owned 23 U.S. patents, two foreign patents and ten pending patents. We consider seven U.S. patents and our pending patents as directly supporting our technology platform and consider our other patents to be defensive or blocking in nature. We continually evaluate our patent strategy based on new developments and information and may reclassify certain patents in the future depending on such information. We also believe we own important tradecraft and trade secrets related to our technology and in the design and production of our emitters.

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is important to compete effectively and engage in licensing in the sound reproduction industry. We have an ongoing policy of filing patent applications to seek protection for novel features of our products and technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. Patent applications may not result in issued patents covering all important claims and could be denied in their entirety.

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

We retain three U.S. trade names along with additional foreign rights to some of the names. We intend to file for trade name and trademark protection when appropriate. Trade names or trademarks may not be successfully maintained, defended or protected.

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

Employees and Executive Officers

We have three executive officers, Kenneth F. Potashner, our Executive Chairman, Elwood G. Norris, our President, and James A. Barnes, our Chief Financial Officer, Treasurer and Secretary. We have eleven other full-time employees. We engage outside consultants for business development, product design, electronics and manufacturing expertise or other functions from time to time. We also lease assembly personnel as required for production, currently two full-time equivalent persons.

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

We have incurred operating losses since our spin-off in September 2010 and expect additional losses until we achieve revenues and resulting margins to offset our operating costs.  We expect to expend significant resources on personnel, consultants, intellectual property protection, research and development, marketing, production and administration. Our net loss for the fiscal years ended September 30, 2012 and 2011 was $4,462,182 and $1,484,458, respectively. Our ability to achieve future profitability is dependent on a variety of factors, many outside our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to obtain additional funding which could have a material negative impact on the market value of our common stock or be dilutive.

Focusing our business model on realizing the value of our intellectual property through licensing is a relatively recent initiative and may not result in anticipated benefits.

During fiscal 2012 we announced that we were focusing our efforts on leveraging the value of our intellectual property by seeking to license our technology to established industry partners in target markets and growing our product business in digital signage and related markets. We have a limited operating history and a limited track record with respect to our licensing strategy, making it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies with evolving business strategies. If we do not manage these risks successfully, our business and operating results will be adversely affected. In addition, our intellectual property licensing strategy may place increased demands on our personnel and divert resources from product sales and product operations adversely affecting future results. We also may not realize any or all of the anticipated benefits of our strategies.

Our licensing strategy is untested, subject to risk and there is no assurance companies will license our technology or produce licensable products or pay license fees sufficient to sustain our operations.

Our licensing strategy is untested and we have no reportable licensing revenue to date. There can be no assurance that consumer electronic product companies we have targeted or will target will license our technology or, if so, produce licensable products. Our plans and ability to license for particular applications may require additional product development and there can be no assurance we can demonstrate performance acceptable to prospective licensees. The markets for consumer electronic products in which our technology is intended are intensely competitive and price sensitive. This could place pressure on licensing fees and limit our ability to exploit our technology. We also risk that licensees will inaccurately report licensing royalties, if any, or that they or others will make unauthorized use of our intellectual property.

We are susceptible to general economic conditions, and continued difficult economic circumstances in our industry or a reduction in spending by customers could adversely affect our operating results.

The electronics industry in general has historically been characterized by a high degree of volatility and is subject to substantial and unpredictable variations resulting from changing business cycles. Our operating results will be subject to fluctuations based on general economic conditions, in particular conditions that impact discretionary consumer spending. The audio products sector of the electronics industry has and may continue to experience a slowdown in sales, which adversely impacts our ability to generate revenues and impacts the results of our future operations. The current tight credit in financial markets may adversely affect the ability of our commercial customers to finance purchases and operations and could result in an absence of orders or spending for our products as well as create supplier disruptions. We are unable to predict the likely duration and severity of the adverse economic conditions and disruptions in financial markets and the effects they will have on our business and financial condition.

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

A significant portion of our revenue has been derived from a few large customers and sales of one product category.

We are dependent on one core technology and product category and limited products to generate revenues. We cannot assure you that these or other future products will achieve customer acceptance to attain a level of sales to support our operating costs. The vast majority of our product sales are generated from a small number of customers and we have no reported licensing revenue to date. Three customers accounted for 30%, 16% and 16% of our total revenues in fiscal 2012 and two customers accounted for 46% and 35% of our total revenues in fiscal 2011. We do not have long-term agreements with these or other customers and our agreements with these customers do not require them to purchase any specific number or amount of our products. As a result, agreements with respect to pricing, returns, promotions, among other things, are subject to periodic negotiation with each customer. No assurance can be given that these or other customers will continue to do business with us. The loss of any of our significant customers could have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, the uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based in part on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

We must develop a larger customer base or generate license revenues in order to grow our business.

To grow our business we must develop relationships with new customers and obtain and fulfill increased orders from both prior and new customers. Our sales to date have been limited to a few customers. We cannot guarantee that we will be able to develop a larger customer base. Further, even if we continue to retain prior customers and obtain new customers, we cannot guarantee that those customers will purchase sufficient quantities of our products at prices that will enable us to recover our costs in acquiring those customers and fulfilling orders. We also cannot guarantee that we will be able to generate any future license revenues. Our ability to increase sales of our products or generate license revenues depends on a number of factors, including:

•	our ability to timely demonstrate or manufacture reliable products that have the features required by our customers;
•	our ability to develop relationships with new customers that will lead to sales of our products or licensing of our technology;
•	our ability to develop and expand into new markets for our audio products and technology; and
•	our ability to develop international product distribution or licensing directly or through partners.

Errors, limitations or defects contained in our products, failure to comply with applicable safety standards, product injury claims or a product recall could result in delayed shipments or rejection of our products, increased warranty costs or damage to our reputation and expose us to regulatory or other legal action.

Our technology is substantially different from proven, mass-produced sound transducer designs. Any performance limitations, defects or errors in the operation of our products could result in the rejection of our products by our customers, damage to our reputation, lost sales, diverted development resources, increased customer service, adverse regulatory actions and warranty claims, any of which could harm our business. Complex components and assemblies used in our products may contain undetected defects that are subsequently discovered at some point in the life of the product. Defects in our products may result in a loss of sales, injury or other loss to customers, and may injure our reputation and increase our warranty or service costs. We may incur substantial and unpredictable warranty costs from post-production product or component failures. Defects and/or warranty costs could adversely affect our financial position, results of operations and business prospects.

End-users of our products could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries including damage to hearing. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. We may also be unable to maintain adequate liability insurance in the future. Because we are a small company, a product recall would be particularly harmful to us. We have limited financial and administrative resources to effectively manage a product recall, and it would detract management’s attention from implementing our core business strategies. A significant product defect or product recall could materially and adversely affect our brand image, cause a decline in our sales, and could reduce or deplete our financial resources adversely affecting our financial results.

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

If we are unable to keep up with rapid technological changes, our processes, products or services may become obsolete.

The directed audio market is characterized by significant and rapid technological change. Although we will continue to expand our technological capabilities in order to remain competitive, research and discoveries by others may make our processes, products or services less attractive or even obsolete.

Our efforts may never demonstrate the feasibility of our new electronics processing and emitter technology for broad-based product applications.

Our research and development efforts remain subject to all of the risks associated with the development of new products based on emerging and innovative technologies, including without limitation unanticipated technical or other problems and the possible insufficiency of funds for completing development of these products. While we believe we have overcome many of the technical problems traditionally associated with parametric sound reproduction, these technical problems or new technical problems may result in delays and cause us to incur additional expenses that would increase our losses. If we cannot complete, or if we experience significant delays in completing development, manufacturing and licensing of commercial or consumer applications using our new technology, particularly after incurring significant expenditures, our business may fail.

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

We expect our proprietary sound reproduction products and technologies will be the source of substantially all of our future revenues. Revenues are expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of these factors, including those listed below, could cause us to fail to achieve our revenue expectations. These factors include:

•	our ability to supply sound reproduction components to customers, distributors, VARs or OEMs or to license our technologies;
•	market acceptance of, and changes in demand for, our products or our customers’ products;
•	gains or losses of significant customers, distributors or strategic relationships;
•	unpredictable volume and timing of customer orders;
•	the availability, pricing and timeliness of delivery of components for our products;
•	fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;
•	timing of new technological advances, product announcements or introductions by us, by OEMs or licensees and by our competitors;
•	product obsolescence and the management of product transitions and inventory;
•	unpredictable warranty costs associated with our products;
•	installation or order delays by customers, distributors, OEMs or production delays by us or our suppliers;

•	general consumer electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices;

•	general economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling; and
•	general political conditions in this country and in various other parts of the world that could affect spending for the products that we intend to offer.

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

If we incur additional expenses in a quarter in which we do not experience increased revenue, our results of operations will be adversely affected and we may incur larger losses than anticipated for that quarter. Factors that could cause our expenses to fluctuate from period to period include:

•	the timing and extent of our research and development efforts;
•	tooling, manufacturing and production working capital costs;
•	investments and costs of maintaining or protecting our intellectual property;
•	the extent of marketing and sales efforts to promote our products and technologies; and
•	the timing of personnel and consultant hiring.

We may need additional capital for growth.

We may need additional capital to support continued operations and our future growth. While we intend to rely on existing resources and funds generated from operations, these may not be sufficient. We also may not be able to generate sufficient funds from operations in the future. Principal factors affecting the availability of internally generated funds include:

•	failure of product sales and licensing proceeds sufficient to meet planned projections;

•	consumer spending levels impacting the sale of our products or those of any future licensees;

•	working capital requirements to support business growth;

•	our ability to control spending;

•	introduction of new competing technologies;

•	product mix and effect on margins; and

•	acceptance of our existing and future products and technologies in existing and new markets.

Should we require additional financing in the future, we may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us which could have a material adverse effect on our business. If we are required to raise additional capital in the future, such additional financing may not be available on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional capital if needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

Our potential for rapid growth and our entry into new markets make it difficult for us to evaluate our current and future business prospects, and we may be unable to effectively manage any growth associated with these new markets, which may increase the risk of your investment and could harm our business, financial condition, results of operations and cash flow.

We believe the development of our new technology, including electronics processing and emitter improvements, will enable us to enter targeted new markets and to expand our presence in our current product markets. Because these improvements are relatively new, we may be unable to evaluate our future prospects in our current market and in new markets, particularly in light of our goals to continually grow our existing and new customer base, expand our product offerings, integrate complementary businesses and enter additional new markets. In addition, our potential growth, recent product introductions and entry into new markets may place a significant strain on our resources and increase demands on our executive management, personnel and systems, and our operational, administrative and financial resources may be inadequate. We may also not be able to effectively manage any expanded operations, or achieve planned growth on a timely or profitable basis, particularly if the number of customers using our products and services significantly increase or their demands and needs change as our business expands. If we are unable to manage expanded operations effectively, we may experience operating inefficiencies, the quality of our products and services could deteriorate, and our business and results of operations could be materially adversely affected.

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

Our sound technology emits ultrasonic vibrations and is regulated by the Food and Drug Administration, as well as the Federal Communications Commission. Although we believe we are in compliance with applicable FDA and FCC regulations, in the event of certain unanticipated defects in our products, a customer or we may be required to comply with governmental requirements to remedy the defect and/or notify consumers of the problem. This could lead to unanticipated expense, and possible product liability litigation against a customer or us. Any regulatory impediment to full commercialization of our parametric sound technology, or any of our other technologies, could adversely affect our results of operations.

Should we seek medical device marketing clearance we could face significant regulatory issues that could bar or delay product marketing or limit indicated uses.

The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all, or that there will not be limitations imposed on indicated uses and claims. Should we seek medical device marketing clearance we intend to rely on the premarket notification process for FDA clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act.  This provision allows many medical devices to avoid human clinical trials if the product is “substantially equivalent” to another device already on the market.  Premarket notification requires a new device to be compared for safety, effectiveness and technological characteristics to another device (or multiple devices) already on the market.  A successful 510(k) submission results in FDA clearance for commercialization.

If approved, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review, regulation and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market.

To market any products internationally, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA clearance or approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA clearance or approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA clearance or approval, including the risk that our products may not be approved for use under all of the circumstances requested, which could limit the uses of our products and adversely impact potential product sales, and that such clearance or approval may require costly, post-marketing follow-up studies. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

We rely on outside suppliers to provide a large number of components and sub-assemblies incorporated in our products.

Our products have a number of components and subassemblies produced by outside suppliers. In addition, for certain of these items, we qualify only a single source, which can magnify the risk of shortages and decrease our ability to negotiate with our suppliers on the basis of price. In particular, we depend on one piezo-film supplier to provide expertise and materials used in our proprietary emitters and one supplier for a majority of our plastic and metal parts from tooling owned by us. If shortages occur, or if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased, which would have a material adverse effect on our business, liquidity, results of operation and financial position.

Changes in laws or regulations or the manner of their interpretation or enforcement could adversely impact our financial performance and restrict our ability to operate our business or execute our strategies.

New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, compliance costs and enforcement under the Dodd-Frank Wall Street Reform and Consumer Protection Act. For example, under Section 1502 of the Dodd-Frank Act, the SEC has adopted additional disclosure requirements related to the source of certain "conflict minerals" for issuers for which such "conflict minerals" are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the rules include tin, tantalum, tungsten and gold, commonly referred to as "3TG." Our suppliers may use some or all of these materials in their production processes. The rules require us to conduct a reasonable country of origin inquiry to determine if we know or have reason to believe any of the minerals used in the production process may have originated from the Democratic Republic of the Congo or an adjoining country. If we are not able to determine the minerals did not originate from a covered country or conclude that there is no reason to believe that the minerals used in the production process may have originated in a covered country, we would be required to perform supply chain due diligence on members of our supply chain. Global supply chains can have multiple layers, thus the costs of complying with these new requirements could be substantial. These new requirements may also reduce the number of suppliers who provide conflict free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Compliance costs and the unavailability of raw materials could have a material adverse effect on our results of operations.

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

Our business is substantially dependent on our Executive Chairman, Kenneth F. Potashner, and our President, Elwood G. Norris, and other key personnel. The loss of either of Mr. Potashner or Mr. Norris or any of these key personnel could materially adversely affect our business, financial condition, results of operations and cash flows. In addition, competition for skilled and non-skilled employees among companies like ours is intense, and the loss of skilled or non-skilled employees or an inability to attract, retain and motivate additional skilled and non-skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully, develop new products, attract customers and meet customer shipments.

Failure to maintain an effective system of internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing and other aspects of our business.

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. While our management concluded that out internal control over financial reporting was effective as of September 30, 2012, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on its stock price.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, XBRL interactive SEC filings, new SEC regulations and NASDAQ Stock Market rules are creating uncertainty for public companies and often, increased costs to comply. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are committed to maintaining high standards of corporate governance and public disclosure. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

The reliability of market data included in our public filings is uncertain.

Since we operate in a rapidly changing market, we have in the past, and may from time to time in the future, include market data from industry publications and our own internal estimates in some of the documents we file with the SEC. This data may be inaccurate, incomplete or unreliable. Industry publications generally state that the information contained in these publications has been obtained from sources believed to be reliable, but that its accuracy and completeness is not guaranteed. Although we believe that the market data used in our filings with the SEC is and will be reliable, it has not been and will not be independently verified. Similarly, internal company estimates, while believed by us to be reliable, have not been and will not be verified by any independent sources.

Risk Factors Relating to Ownership of Our Common Stock

Our common stock has traded sporadically and is expected to experience significant price and volume volatility in the future that substantially increases the risk of loss to persons owning our common stock.

There was no public market for our common stock prior to our spin-off in September 2010. The market price of our common stock has fluctuated significantly to date. Prior to March 22, 2012, our common stock was quoted on the OTC Bulletin Board, where the shares of our common stock were historically sporadically or “thinly-traded”, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. On March 22, 2012, our common stock began listing on The NASDAQ Capital Market, but there can be no assurances that our common stock will be actively traded. Because of the limited trading market for our common stock, and the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

•	our anticipated or actual operating results;

•	developments concerning our sound reproduction technologies;

•	technological innovations or setbacks by us or our competitors;

•	announcements of merger or acquisition transactions;

•	changes in personnel within our company; and

•	other events or factors and general economic and market conditions.

Our common stock has traded on The NASDAQ Capital Market as low as $3.86 and as high at $11.74 during the period from March 22, 2012 through September 30, 2012. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, and that have often been unrelated or disproportionate to the operating performance of companies. These broad market fluctuations may adversely affect the trading price of shares our common stock.

There is no guarantee that our shares will continue to be listed on The NASDAQ Capital Market.

Shares of our common stock became listed on The NASDAQ Capital Market on March 22, 2012. We may not be able to meet the requirements for continued listing on The NASDAQ Capital Market, or there may not be enough brokers interested in making a market for our stock to allow us to continue to list thereon. Failure to satisfy any continued listing requirements could lead to the receipt of a deficiency notice from Nasdaq and ultimately to a delisting from trading of our common stock. If our common stock were delisted from Nasdaq, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and possible breaches of certain contractual obligations. Therefore, it may be difficult to sell your shares of common stock if you desire or need to sell them. It is possible that an active and liquid trading market in our securities may never develop or, if one does develop, that the market will continue.

Sales of common stock by affiliates or sales of common stock issuable on the exercise of outstanding options and warrants, may depress the price of our common stock.

From time to time, certain of our stockholders including affiliates may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. As of September 30, 2012, we had outstanding options granted to our employees, directors and consultants to purchase 1,168,500 shares of our common stock, and had outstanding warrants issued to investors to purchase 525,339 shares of our common stock. At September 30, 2012, the exercise prices for the options and common stock warrants ranged from $1.50 to $10.98 per share. The issuance of shares of common stock upon the exercise of outstanding options or warrants could cause substantial dilution to holders of common stock and could negatively affect the terms on which we could obtain equity financing. Any substantial sale the sale of these shares in the market or sales of shares pursuant to Rule 144 or pursuant to any resale prospectus could cause the market price of our common stock to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate executive office is located at 13771 Danielson Street, Suite L, Poway, California. We occupy approximately 6,800 square feet of improved office, laboratory, assembly and warehouse space that we leased for a period of 39 months commencing in May 2012 and terminating in July 2015. The gross monthly base rent is approximately $7,200 increasing 3.5% per annum subject to certain other future adjustments. The lease agreement provided for concessions including up to a $17,000 tenant improvement allowance and three free months rent during the lease term. We also lease a facility, formerly housing assembly operations, of 3,498 square feet of space that is now used for warehousing in Poway, California at a gross monthly base rent of $3,603 per month terminating June 30, 2013. We believe these facilities are adequate for our office and assembly needs for the foreseeable future.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $0.001 par value, was first listed on The NASDAQ Capital Market on March 22, 2012 under the symbol “PAMT.” Before being listed on The NASDAQ Capital Market, our common stock was quoted on the OTC Bulletin Board. Quotations on the OTCBB commenced on October 4, 2010, and the first trading of our common stock occurred on October 5, 2010. Trading in our common stock has often been sporadic, volatile and limited. The following table sets forth, for the quarterly periods through March 31, 2012 (second quarter of fiscal 2012), the reported high and low bid prices for our common stock giving effect to the 1-for-5 reverse stock split effected on March 21, 2012. Bid prices represent inter-dealer quotations without adjustment for markups, markdowns or commissions and may not represent actual transactions. The information for the third and fourth quarter of fiscal 2012 sets forth the high and low reported sales prices for our common stock as reported on The NASDAQ Capital Market.

	High	Low
Fiscal year ended September 30, 2012
First quarter	$3.27	$0.55
Second quarter	$5.70	$0.00
Third quarter*	$9.85	$3.86
Fourth quarter*	$11.74	$6.22
Fiscal year ended September 30, 2011
First quarter	$1.30	$0.00
Second quarter	$3.35	$2.52
Third quarter	$4.50	$0.05
Fourth quarter	$6.55	$0.00

* Reported sales prices. Other quarters reflect bid prices.

Holders

We had 6,409,497 shares issued and outstanding held by 990 holders of record of our common stock at November 20, 2012. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividends

We have never paid a cash dividend on our common stock or preferred stock and do not expect to pay dividends in the foreseeable future.

Equity Compensation Plan Information

On September 27, 2010 the Company adopted, and the shareholders subsequently approved, the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan authorized the grant of options to purchase up to 600,000 shares of the Company’s common stock to directors, officers, employees and consultants. On December 29, 2011 the Company adopted, and shareholders subsequently approved, the 2012 Stock Option Plan (the “2012 Plan”) providing the Board of Directors with authority to grant options to purchase up to 253,000 of the shares of common stock remaining available for issuance under the 2010 Plan and up to an additional 600,000 shares of common stock. The 2012 Plan replaced the 2010 Plan but awards previously granted under the 2010 Plan remain outstanding in accordance with their terms. Any shares of common stock subject to outstanding awards under the 2010 Plan that expire or terminate, other than through exercise or share settlement, will also become eligible for grant under the 2012 Plan.

In August 2012, the Company’s Board of Directors approved, subject to shareholder approval, an amendment to the 2012 Plan to increase the number of shares of common stock available for issuance under the 2012 Plan by an additional 500,000. The Company expects to submit the amendment to its shareholders for approval at the next annual meeting of shareholders.

The following table sets forth information as of September 30, 2012, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,072,500		$3.38	7,500
Equity compensation plans not approved by security holders	96,000	(1)	$10.12	500,000	(2)
Total	1,168,500		$3.93	507,500

(1)	Represents inducement options granted in connection with employment.
(2)	In August 2012, the Company’s Board of Directors approved, subject to shareholder approval, an amendment to the 2012 Plan, which would provide the Company an additional 500,000 shares of common stock for option issuance. In September 2012 the Company’s Board of Directors granted an option to purchase 25,000 shares of the Company’s common stock to one director for services, however, these options are not considered to be outstanding until the amendment is approved by shareholders.

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

Business Overview

We are a technology company with a substantial body of intellectual property focused on delivering novel audio solutions. Our HSS technology pioneered the practical application of parametric acoustic technology for generating sound along a directional ultrasonic column. After our September 2010 spin-off from LRAD Corporation we completed development of a new product line and in July 2011 commenced sales of our HSS-3000 audio systems. The HSS-3000 product line delivers directed audio solutions to customers primarily for digital signage, point-of-purchase, in-store network and related applications that benefit from focused sound targeted to specific locations. Our principal markets are North America, Europe and Asia. We are targeting our technology for new uses in consumer markets including computers, video gaming, televisions, home audio, health care and mobile devices.

In December 2011 we issued 300,000 shares of common stock (valued at $975,000) and agreed to pay, and in June 2012 paid $250,000 to acquire all technology and intellectual property covered by a License and Royalty Agreement (“License”) dated September 27, 2010 previously entered into with related party Syzygy Licensing, LLC (“Syzygy”). This terminated the License and all future royalty obligations owed to Syzygy. Pending patent applications comprising part of the intellectual property were assigned to us. Syzygy is owned by our President, Elwood G. Norris and by our Chief Financial Officer, Treasurer and Secretary, James A. Barnes.

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

Business Outlook

We are experiencing positive response to our licensing initiative and increased acceptance of our HSS-3000 products. We believe we have a solid technology and product foundation, and we are targeting new markets and applications for business growth. We have strong commercial and consumer market opportunities worldwide. We have expanded our business development and selling force both internally and through a growing network of distributors, integrators and agents. We are growing our engineering and technical staff to support licensees and product sales. We expect increased product sales in fiscal 2013 and additional licensing and/or co-development arrangements pursuant to our licensing initiative.

We are unable to predict the level of future product sales in our current markets or the timing of future licensing revenues, if any. We are also unable to predict the acceptance of our technology or resulting products by consumers as we target new commercial and consumer markets through licensing.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States, which we refer to as U.S. GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to valuation of accounts receivable and inventory, warranty liabilities, impairment of intangible assets, contingencies, the grant date fair value of stock options and warrants, share-based compensation expense, valuation of acquired intangible assets and valuation allowance related to deferred tax assets. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Some of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, warranty liabilities, impairments, share-based compensation and valuation of acquired intangible assets. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Our strategy is to derive licensing revenues primarily from royalties paid by licensees of our intellectual property rights, including patents, trademarks, and know-how. Revenues generated from license agreements are recognized in the period earned, provided that amounts are fixed or determinable and collectability is reasonably assured. Deferred revenue is reported for amounts that are expected to be recognized as revenue including upfront license fees, but for which not all revenue recognition criteria have been met.

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

Intangible assets consist of purchased technology, patents, pending patents and trademarks that are amortized over their estimated useful lives. We make judgments and estimates regarding the future utility and carrying value of intangible assets, and such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.

Share-based Compensation

We account for share-based compensation in accordance with the provisions of Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation” (“ASC 718”) and ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”) requiring the measurement and recognition of compensation expense for all share-based payment awards based on estimated grant or measurement date fair values. ASC 718 ASC 505-50 require the use of subjective assumptions, including expected stock price volatility, forfeitures and the estimated term of each award. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

Acquired Intangible Assets

We account for acquired intangible technology in accordance with ASC 350-30-30, Intangible – Goodwill and Other - General Intangibles Other than Goodwill - Initial Measurement, and ASC 805-50-30, Business Combinations – Related Issues – Initial Measurement, which requires that intangible assets acquired through a transaction that is not a business combination be measured based on the cash consideration paid plus either the fair value of the non-cash consideration given or the fair value of the assets acquired, whichever is more clearly evident.

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

Segment and Related Information

We operate as a single reportable segment on an enterprise-wide basis. We generate revenue by selling our technology-based products and expect future licensing revenues from such technology.

Results of Operations

Comparison of Results of Operations for the Years Ended September 30, 2012 and 2011

Revenues

Revenues of $233,649 for the year ended September 30, 2012 represent a 180% increase over the prior year. Revenues were $79,167 for the year ended September 30, 2011, but due to the timing of our new product introduction, there were no product sales prior to July 2011. Sales for last quarter of the prior year included $43,000 of shipments from backlog generated in the third quarter pending release of the HSS-3000 product in July 2011.

In June 2012 we formed a wholly-owned subsidiary, PSC Licensing Corp. to engage in technology licensing activities. In July 2012, we signed our first technology licensing agreement for consumer products with Epsilon Electronics that is in the non-exclusive development stage with no revenue yet earned or recognizable, nor assured. The license includes an extendable six-month development term to create prototypes. Should the licensee elect to produce a product and meet other conditions then a three-year manufacturing term would commence with limited exclusive rights to the aftermarket automobile industry. The license requires $1,000,000 of license fees prior to manufacturing that will offset the first $1,000,000 of royalties to be computed at 15% of net product sales. We do not expect to earn or report any revenues from this license until and if manufacturing commences and all revenue recognition criteria is met.

We are pursuing new customers for our HSS-3000 product line, focusing on larger volume applications for the digital signage, kiosk and point-of-sale terminal markets. We are also pursuing business development activities related to other commercial and consumer applications of our technology. We expect increased product sales in fiscal 2013 and additional licensing and/or co-development arrangements pursuant to our licensing initiative but we are unable to predict the level of future product sales or the timing of future licensing revenues, if any.

We had no significant backlog at September 30, 2012.

Gross Profit

Gross profit for the year ended September 30, 2012 was $113,507 (49% of revenues) compared to $43,643 (55% of revenues) for the year ended September 30, 2011.  The margin in each respective period was positively impacted from usage of parts valued at $14,972 and $3,091, respectively, that had inventory obsolescence and excess parts allowances recorded in prior periods. The margin for the year ended September 30, 2012 was negatively impacted by $9,563 for parts deemed obsolete due to model changes. We continue to develop and implement volume pricing and production strategies, product updates and changes, including raw material and component changes that may impact margins. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. Due to our limited sales and manufacturing history, we do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2012 were $3,247,698, compared to $572,325 during the year ended September 30, 2011. These amounts included non-cash share based compensation expenses of $1,420,708 and $94,031, respectively. The current year non-cash share based compensation expenses is attributable to the awarding of options to purchase shares of our common stock to new employees and consultants and the effect that the increased price of our common stock during the year had on the quarterly revaluation of non-employee stock options for which service had not been completed. We expect to report significant amounts of non-cash share based compensation expense in future periods from vesting of existing grants and the possibility of new grants.

Other major cost categories for the year ended September 30, 2012 included compensation costs of $654,000 (excluding non-cash share based compensation expenses), consulting costs of $379,000, trade show and promotion expenses of $118,000, travel and related costs of $110,000, professional fees of $254,000, public company costs of $252,000 and occupancy costs of $49,000. Our staffing increased from five to fourteen employees during the year and this addition of executive, sales and engineering and technical personal and increased use of outside consultants during the year resulted in significant increases in compensation costs and related travel costs. Public company costs increased from $69,000 to $252,000 primarily as a result of the engagement of a corporate public relations firm, an increase in the number and compensation of directors, increased director and officer insurance costs and the costs related to our first annual meeting of stockholders. Professional fees increased from $78,000 to $254,000 primarily due to increases in legal costs related to our licensing initiative and corporate transactions and increased auditing costs due to increased operations.

Research and Development Expenses

Research and development expenses for the year ended September 30, 2012 were $1,340,054, compared to $647,994 for the year ended September 30, 2011. These research and development expenses included non-cash share based compensation expenses of $266,201 and $94,280, respectively.

Major cost categories for the year ended September 30, 2012 included compensation costs of $477,000 (excluding non-cash share based compensation expenses), consulting and leased employee costs of $125,000, $197,000 of patent costs and patent, technology and fixed asset amortization and depreciation costs and $194,000 of prototype and related testing and development costs.

We added research and development personnel during the year ended September 30, 2012 and personnel and consulting costs increased $286,000 compared to the prior year. Patent costs and patent, technology and fixed asset amortization and depreciation costs increased by $94,000 compared to the prior year as a result of purchased technology amortization and increased patent filings and related research. Prototype and related testing and development costs increased by $90,000 compared to the prior year as a result of expanded development related to product improvements and preparing for licensing in new markets. Occupancy costs increased $63,000 due to the lease of new engineering and product prototyping space and related costs of increased personnel.

Net Loss

The net loss for the year ended September 30, 2012 and 2011 was $4,462,182 and $1,484,458, respectively. The most recent year’s loss included $1,686,909 of non-cash share-based compensation expenses compared to $188,311 for the prior year.

Liquidity and Capital Resources

Overview

At September 30, 2012 we had cash and cash equivalents of $5,527,647 and our current assets exceeded our current liabilities by $5,760,338. We obtained net proceeds of approximately $8.0 million from our secondary public offering during March and April 2012 and $192,338 from the exercise of stock options during the year ended September 30, 2012. Other than cash, accounts receivable and inventory, we have no available sources of additional liquidity at this time.

Cash Flows

Operating Activities

During the year ended September 30, 2012 net cash used in operating activities was $2,752,165. The net loss of $4,462,182 was reduced by net non-cash expenses of $1,870,817. Other major items using operating cash included a $39,371 increase in accounts receivable, a $162,832 increase in inventory and a $84,400 decrease in deferred compensation. Major items providing operating cash included a $131,564 increase in accounts payable and accrued liabilities.

For the prior year ended September 30, 2011 cash used in operating activities was $992,519 resulting primarily from the net loss of $1,484,458 reduced by non-cash expenses of $552,779.

Investing Activities

We used cash of $108,785 for property and equipment purchases and $295,096 for patent costs during the year ended September 30, 2012. In June 2012 we paid $250,000 to Syzygy, a related party, which amount represents the cash portion of the consideration we paid to Syzygy in connection with the assignment agreement with Syzygy entered into in December 2011. We have no material commitments for future capital expenditures but expect to continue to incur patent costs in the future.

Financing Activities

During the year ended September 30, 2012 we obtained $7,999,591 of net proceeds from our secondary public offering and $192,338 from the exercise of stock options.

Non-cash Activities

In December 2011 we purchased technology from Syzygy, a related party, in exchange for 300,000 shares of our common stock valued at $975,000 and an obligation to pay $250,000, which we paid in June 2012 as described above. In addition, we satisfied $140,000 of deferred officer compensation liability by issuing 31,111 shares of our common stock. We also issued warrants to purchase 205,339 shares of our common stock to the underwriter in our secondary public offering valued at $622,729.

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

We project that our current cash reserves will sustain our operations during the next twelve months. We are not aware of any trends or potential events that are likely to adversely impact our short-term liquidity through this term.

Contractual Obligations

Other than aggregate facility and office lease payments of approximately $11,000 per month and our employment agreement with our Executive Chairman, we have no material contractual obligations.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended September 30, 2012, or subsequently thereto, that we believe are of potential significance to our consolidated financial statements.

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

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our Executive Chairman (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our PEO and PFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2012 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012.

This annual report on Form 10-K does not include an attestation report from the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting as such a report is not required due to the Company’s status as a smaller reporting company.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our directors and executive officers as of November 20, 2012. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position(s)
Kenneth F. Potashner	55	Director and Executive Chairman
Elwood G. Norris	74	Director and President
James A. Barnes	58	Chief Financial Officer, Secretary and Treasurer
Seth Putterman	66	Director
Robert M. Kaplan	76	Director
Andrew Wolfe	49	Director
James L. Honore	69	Director

There are no arrangements or understandings between our Company and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee. Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers or directors.

Kenneth F. Potashner was appointed a director in December 2011 and Executive Chairman in March 2012. He has served as Chairman of Newport Corporation since 2007 after being elected to the Board of Directors in 1998. From May 2003 to the present, he has been an independent investor in and advisor to technology companies. From 1996 to May 2003, he was Chairman of the Board of Directors of Maxwell Technologies, Inc., a manufacturer of ultracapacitors, microelectronics and high voltage capacitors, and he also served as President and Chief Executive Officer from 1996 to October 1998. From November 1998 to August 2002, he was President, Chief Executive Officer and Chairman of SONICblue Incorporated (formerly S3 Incorporated), a supplier of digital media appliances and services. He was Executive Vice President and General Manager of Disk Drive Operations for Conner Peripherals, a manufacturer of storage systems, from 1994 to 1996. From 1991 to 1994, he was Vice President, Worldwide Product Engineering for Quantum Corporation, a manufacturer of disk drives. From 1981 to 1991, he held various engineering management positions with Digital Equipment Corporation, a manufacturer of computers and peripherals, culminating with the position of Vice President of Worldwide Product Engineering in 1991. Mr. Potashner also serves on the boards of directors of several private companies. Mr. Potashner received his bachelor’s degree in electrical engineering at Lafayette College in 1979 and a masters’ degree in electrical engineering from Southern Methodist University in 1981. We believe Mr. Potashner brings extensive experience in the management and operation of technology companies qualifying him to guide our business strategy in an increasingly complex business environment.

Elwood G. Norris was appointed as Chairman of the Board of Directors and Chief Executive Officer following our incorporation on June 2, 2010. At the spin-off on September 27, 2010 he was appointed as Chief Executive Officer and President. He resigned from the positions of Chairman of the Board and Chief Executive Officer concurrent with the appointment of Mr. Potashner as the Company’s Executive Chairman in March 2012. He was a director of LRAD Corporation from August 1980 to June 2010. He served as Chairman of LRAD Corporation’s Board of Directors, an executive position, in which he served in a technical advisory role and acted as a product spokesman from September 2000 to April 2009. From 1988 to November 1999, he was a director and Chairman of e.Digital Corporation, a public company engaged in electronic product development, licensing and sales. During that period, he also held various other executive officer positions at e.Digital. From August 1989 to October 1999, he served as director and held various executive officer positions with Patriot Scientific Corporation, a public company engaged in intellectual property licensing. He is an inventor of more than 50 U.S. patents, primarily in the fields of electrical and acoustical engineering, and is a frequent speaker on innovation to corporations and government organizations. He is the inventor of our HSS technology.  Mr. Norris and Mr. Barnes own Syzygy Licensing LLC, a private technology invention and licensing company, but he has no employment or management relationship with Syzygy.  Mr. Norris expends minimal time on Syzygy matters. Mr. Norris brings to our company demonstrated product innovation ability and years of public company executive experience. He also brings continuity to our board and through his prior tenure at LRAD Corporation possesses deep historic knowledge of our business and our technology, as its original inventor.

James A. Barnes was appointed Chief Financial Officer, Treasurer and Secretary at the spin-off on September 27, 2010. Starting in January 2010, he was active with Mr. Norris in initiating our organization and the spin-off transaction. He has been President of Sunrise Capital, Inc., a private venture capital and consulting firm since 1984. He participated in the recapitalization of LRAD Corporation and the founding of e.Digital Corporation, Patriot Scientific Corporation and other technology companies. Since 1999, he has been Manager of Syzygy Licensing LLC, a private technology invention and licensing company he owns with Mr. Norris. He previously practiced as a certified public accountant and management consultant with Ernst & Ernst (1976-1977), Touche Ross & Co. (1977-1980) and as a principal in J. McDonald & Co. Ltd., Phoenix, Arizona (1980-1984). He graduated from the University of Nebraska with a B.A. Degree in Business Administration in 1976 and is a certified public accountant (inactive). He is an owner and serves as managing member of Syzygy, spends minimal time on Syzygy matters and is a full-time employee of the Company.

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

Andrew Wolfe, Ph.D., was appointed a director in February 2012. He founded Wolfe Consulting in 2002 and serves as a technology and intellectual property consultant in the consumer electronics, computer, and semiconductor industries. He works with Global 500 corporations and technology startups in developing product strategy, new product technology, and intellectual property strategy. He also testifies and serves as a consulting expert for intellectual property (IP) and other technology-related litigation matters. Dr. Wolfe was Chief Technology Officer for SONICblue, Inc. (formerly S3, Inc.) from 1999 to 2002 and also served as Senior Vice President of Business Development from 2001-2002. He served as a Consulting Professor at Stanford University from 1999 to 2002 and an Assistant Professor at Princeton University from 1991 to 1997. Dr. Wolfe obtained a B.S.E.E. in Electrical Engineering and Computer Science from The John Hopkins University in 1985, a M.S. in Electrical and Computer Engineering in 1987 and a Ph.D. in Computer Engineering in 1992 both from Carnegie Mellon University. We believe Dr. Wolfe’s extensive IP and licensing experience qualifies him for service on the Board of Directors.

James L. Honore was appointed a director in March 2012. He joined Columbia Pictures in 1988 as Vice President of post-production after previously serving as director of post production for Home Box Office Pictures and DeLaurentiis Entertainment Group. In 1993 he was promoted to Executive Vice President post-production for Sony Pictures Entertainment including its Columbia Pictures and TriStar Pictures units. He was also responsible for final post-production quality of all picture and sound for Columbia TriStar Motion Picture Companies, Screen Gems and Stage 6 Productions and feature films acquired by Columbia TriStar Motion Picture Companies, Columbia TriStar Home Video and Sony Pictures Classics. At Sony Pictures he was responsible for completion of pictures budgeted at over $1.5 billion per year and supervised post-production for hundreds of major films including Casino Royale and other Bond movies, Spider-Man series, DaVinci Code, Bugsy, A Few Good Men, Men in Black series and many more. Mr. Honore retired from Sony Pictures in December 2011. Mr. Honore’s extensive Hollywood experience, knowledge of modern sound and visual effect technologies and his many relationships with executives, artists and innovators from all aspects of the motion picture industry qualifies him for service on our Board of Directors.

Subject to a director’s earlier death, resignation, disqualification or removal, each director who is elected by our stockholders to our board of directors shall serve until his or her successor is duly elected and qualified. Any director elected by our board of directors to fill a vacancy shall hold office for the remainder of the full term of the director for which the vacancy was created or occurred and until such director’s successor shall have been elected and qualified.

Committees of the Board of Directors

We have a separately designated standing Audit Committee, currently consisting of Dr. Kaplan, Dr. Putterman and Dr. Wolfe. Our board of directors has determined that each of Dr. Kaplan, Dr. Putterman and Dr. Wolfe is an “independent director” as such term is defined in the NASDAQ Listing Rules and that Dr. Kaplan qualifies as an “Audit Committee Financial Expert,” as defined by Item 407(d)(5) of Regulation S-K.

Compensation Committee

We currently do not have a Compensation Committee. Until February 2012, our entire board of directors and our executive officers participated in deliberations concerning executive officer compensation. Commencing in February 2012, compensation determinations with respect to our executive officers are made solely by the independent members of our Board of Directors in separate meetings, such as during executive sessions of independent directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics Policy applicable to all our employees, including our directors and executive officers. We will provide any person, without charge, a copy of our Code of Business Conduct and Ethics Policy upon written request to our CFO, Parametric Sound Corporation, 13771 Danielson Street, Suite L, Poway, California 92064. We also post on our website a copy of or Code of Business Conduct and Ethics Policy at www.parametricsound.com.

Stockholder Recommendations for Director Nominations

We have no nominating committee of the Board of Directors and no formal procedure for director nominations. Accordingly, there has been no change in the procedures by which security holders may recommend nominees to our board of directors since our formation.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of copies of such reports furnished to our Company and representation that no other reports were required during the fiscal year ended September 30, 2012, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of our Named Executive Officers

Our named executive officers for fiscal 2012, which consist of our principal executive officer and the two other most highly compensated executive officers, were Kenneth F. Potashner, Elwood G. Norris and James A. Barnes. The following tables and narratives address and explain the compensation provided to our named executive officers in fiscal 2012. All figures below reflect our 1-for-5 reverse stock split which was effected on March 21, 2012.

Summary Compensation Table

The following table sets forth certain summary information with respect to the total compensation paid to the named executive officers during our fiscal years ended September 30, 2012 and 2011:

Name and Principal Position	Year	Salary		Option Awards (3)		All Other Compensation (5)	Total

Kenneth F. Potashner, Executive Chairman (PEO)	2012	$204,167	(1)	$1,308,189	(4)	$127,000	$1,639,356

Elwood G. Norris, President	2012	$141,000	(2)	–		–	$141,000
(former Chief Executive Officer)	2011	$120,000	(2)	$161,540		–	$281,540

James A. Barnes, CFO, Treasurer	2012	$126,000	(2)	–		–	$126,000
and Secretary (PFO)	2011	$90,000	(2)	$142,563		–	$232,563

(1)	Mr. Potashner became an employee of the Company and was appointed to serve as our Executive Chairman in March 2012. In connection with his appointment as our Executive Chairman, effective March 2012 the annual base salary of Mr. Potashner is $350,000.
(2)	From November 2010 through March 2012, we accrued monthly payments of $10,000 for Mr. Norris (our Chief Executive Officer from June 2010 until March 2012) and of $7,500 for Mr. Barnes (payable to Sunrise Capital, Inc., a company wholly-owned by Mr. Barnes) for their services as executive officers pursuant to arrangements agreed to in November 2010. These amounts, including total salaries reported above for fiscal 2011, were deferred and accrued without interest through the date of the Company’s March 2012 secondary offering. As of April 2012, the annual base salaries for Messrs. Norris and Barnes were each increased to $162,000. In connection with the Company's March 2012 secondary offering, on March 27, 2012 a total of $80,000 of deferred base salary for Mr. Norris and $60,000 of deferred base salary for Mr. Barnes was paid by the Company in shares of our common stock at the offering price of $4.50 per share (17,778 and 13,333 shares issued to each of Messrs. Norris and Barnes, respectively) with the balance of $100,000 of deferred base salary for Mr. Norris and the balance of $75,000 of deferred base salary for Mr. Barnes paid by the Company in cash payments in March 2012.

(3)	Represents the aggregate grant date fair value, as determined under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation, of all option awards granted to the named executive officers during fiscal 2012. Fair value is calculated as of the grant date using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in Note 9 to our audited financial statements for the year ended September 30, 2012, included herein.
(4)	Includes $22,131 as the fair value of 10,000 options granted for his service as a director in December 2011 and $1,286,058 as the fair value of 410,000 options originally granted for his service as a consultant in December 2011 with the reported value recomputed on assumptions including the then current market price in March 2012 upon Mr. Potashner’s change in status from a consultant to an employee. Excludes any value for 175,000 options granted in April 2012 subject to performance vesting conditions not currently considered probable. The fair value of these 175,000 options on the grant date, assuming all performance conditions were achieved, was $540,773. The grant and expiration dates, exercise prices and vesting terms of these options are described in footnotes (1), (2) and (3) to the "Outstanding Equity Awards at Fiscal Year-End" table below.
(5)	During fiscal 2012, Mr. Potashner was paid $2,000 for his services as a director prior to providing services to the Company as an employee and $125,000 as a consulting bonus for his services as a consultant through the date of the Company’s March 2012 secondary offering and prior to his employment as our Executive Chairman.

We do not have any annuity, retirement, pension or other arrangements for our executive officers or any employees. No named executive officer received a long-term incentive plan payout in the fiscal year ended September 30, 2012.

Employment Agreement

In April 2012, we entered into a five-year employment agreement with Kenneth F. Potashner as Executive Chairman. Upon expiration of the initial five-year term, the agreement automatically renews for additional one-year terms unless noticed by either party. Under the employment agreement, Mr. Potashner’s current annual salary is $350,000 subject to annual reviews and increases as approved by the Board of Directors and the Compensation Committee, if any. Mr. Potashner is eligible to participate in any benefits and other incentives generally available to other executives. Mr. Potashner is eligible to earn an annual performance-based bonus of up to 60% of his base salary then in effect, subject to the achievement by Mr. Potashner and the Company of performance criteria for each bonus year as so designated by the Board of Directors.  The bonus will be determined in accordance with the Company’s bonus plan then in effect. Under the terms of the employment agreement, we may be obligated to pay to Mr. Potashner severance equal to one year of his annual base salary plus target bonus if his employment is terminated without cause or if he resigns for good reason. The definition of cause means (i) engagement in illegal, dishonest or fraudulent conduct or in any act of moral turpitude; (ii) engagement in willful misconduct or gross negligence that has had a material adverse effect on our reputation or business, (iii) engagement in any activity in competition with the Company in a material manner (excluding a less than 5% investment in any public company), and (iv) commencement of employment with another company without the prior consent of the Board of Directors. The definition of good reason means that without the prior consent of Mr. Potashner (i) there is a material reduction in base salary then in effect, except those reductions generally affecting other similarly situated employees; (ii) a material adverse effect or reduction in benefits under any benefit plan, except those changes generally affecting similarly situated employees; (iii) a material breach of employment agreement terms by the Company; or (iv) the relocation more than 100 miles from San Diego, California, and provided that, in each case, subject to a 30 day cure period.

Concurrent with the execution of this agreement, we granted Mr. Potashner a nonstatutory stock option under our 2012 Plan to purchase up to 175,000 shares of common stock, with an exercise price of $4.50 per share and which shall vest upon achievement of performance targets established by the Board of Directors or upon a change of control. Additionally, we modified the vesting of a previously awarded stock option under our 2012 Plan to Mr. Potashner in December 2011 in connection with him providing services to the Company as a consultant to purchase up to 410,000 shares at an exercise price of $3.25 per common share. At original grant the option vested as follows: 10% at grant, with the balance over eight calendar quarters commencing March 31, 2012. The modification resulted in 195,000 shares being vested at April 3, 2012, 195,000 shares to then vest equally over eight calendar quarters that commenced March 31, 2012 and 20,000 shares that vested in August 2012 upon achievement of performance approved by the Board of Directors. All unvested options vest on a change of control. The effect of the modification was an increase in 132,250 shares being vested as of April 3, 2012 versus prior to the modification. There was no change to the term or exercise price of the option.

No other executive officer had any employment agreement as of September 30, 2012 or currently has one.

Bonus Plan

No bonuses were paid in fiscal 2012 to any of our named executive officers. On May 1, 2012 we adopted a cash bonus plan for the period April 1, 2012 to December 31, 2012, pursuant to which each of our executive officers and certain other officers, consultants and employees designated by the Board of Directors are eligible to receive a target bonus equal to a percentage of the executive officer’s or other individual’s annualized base compensation if applicable performance objectives are met. The performance objectives are based 25% upon the Company achieving certain revenue performance targets, 25% upon the Company achieving certain licensing targets, 25% based upon the Company achieving certain technology development targets and 25% upon the Company or its licensees or partners achieving certain new HSS technology product launch targets and accordingly participants may receive bonuses ranging from none up to the maximum bonus. The performance objectives include both objective and subjective determinations to be made by the Board of Directors. The maximum bonus percentage for each participant (including Messrs. Norris and Barnes) is 50% of his or her annual base compensation, except for our Executive Chairman (Mr. Potashner) whose maximum bonus percentage is 60% of his annual base compensation. All computations will be adjusted to 75% to reflect the nine-month bonus period from April 1, 2012 to December 31, 2012 and payments of earned bonuses will be deferred if certain cash generation targets are not met. Bonuses, if any, will be determined by January 30, 2013 and paid by March 15, 2013. Each participant must be employed as of January 1, 2013 in order to receive a bonus unless otherwise provided in such participant's employment agreement, offer letter or other agreement. Through September 30, 2012 a total of $35,298 has been accrued pursuant to this bonus plan.

Other Payments

Syzygy Licensing, LLC (“Syzygy”) an entity controlled by Messrs. Norris and Barnes, was entitled to receive a royalty as described in “Item 13: Certain Relationships, Related Transactions and Director Independence” in consideration of technology licensed until termination of the license in December 2011. These payments are not considered executive compensation. During the fiscal year ended September 30, 2011 aggregate royalties accrued were $3,835 and for the period from October 1, 2011 to December 31, 2011 aggregate royalties were $3,193. These royalties, in the aggregate amount of $7,028 were paid in April 2012 and no further royalties pursuant to this agreement have been earned or are payable.

Stock Option Plans

On September 27, 2010 we adopted the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan authorized the grant of options to purchase up to 600,000 shares of our common stock to directors, officers, employees and consultants.

On December 29, 2011 we adopted, and shareholders subsequently approved on February 15, 2012, the 2012 Stock Option Plan (the “2012 Plan”) providing our Board of Directors with authority to grant options to purchase up to 253,000 of the shares of common stock remaining available for issuance under the 2010 Plan and up to an additional 600,000 shares of common stock. The 2012 Plan replaced the 2010 Plan but awards previously granted under the 2010 Plan remain outstanding in accordance with their terms. Any outstanding awards under the 2010 Plan that expire or terminate, other than through exercise or share settlement, will also become eligible for grant under the 2012 Plan. At September 30, 2012 a total of 7,500 shares were available for grant under the 2012 Plan. In August 2012, our Board of Directors approved, subject to shareholder approval, an amendment to the 2012 Plan, which would provide the Company an additional 500,000 shares of common stock for option issuance.

The 2012 Plan is administered by our Board of Directors, or by any committee that we may in the future form and to which our Board of Directors may delegate the authority to perform such functions (in either case, the “Administrator”). Our Board of Directors will appoint and remove members of the committee in its discretion in accordance with applicable laws. In the event that we establish such a committee and it is required to comply with Rule 16b-3 under the Exchange Act and Section 162(m) of the Internal Revenue Code or the Code, the committee will, in our Board of Directors’ discretion, be comprised solely of “non-employee directors” within the meaning of said Rule 16b-3 and “outside directors” within the meaning of Section 162(m) of the Code. Notwithstanding the foregoing, the Administrator may delegate non-discretionary administrative duties to such Company employees as it deems proper and our Board of Directors, in its absolute discretion, may at any time and from time to time exercise any and all rights and duties of the Administrator under the 2012 Plan.

Subject to the other provisions of the 2012 Plan, the Administrator has the authority, in its discretion, to: (a) grant options; (b) determine the fair market value of the common stock subject to options; (c) determine the exercise price of options granted; (d) determine the persons to whom, and the time or times at which, options will be granted, and the number of shares subject to each option; (e) interpret the 2012 Plan; (f) prescribe, amend and rescind rules and regulations relating to the 2012 Plan; (g) determine the terms and provisions of each option granted (which need not be identical), including but not limited to, the time or times at which options will be exercisable; (h) with the consent of the optionee, modify or amend any option; (i) with the consent of the optionee, defer the exercise date of any option; (j) authorize any person to execute on our behalf any instrument evidencing the grant of an option; and (k) make all other determinations deemed necessary or advisable for the administration of the 2012 Plan.

Under the 2012 Plan every person who at the date of grant of an option is an employee of the Company or any subsidiary is eligible to receive non qualified stock options (“NQSOs”) or incentive stock options (“ISOs”) as defined under Section 422 of the Code. Every person who at the date of grant is a consultant to, or non-employee director of, the Company or any of subsidiary is eligible to receive NQSOs under the 2012 Plan. The Administrator, in its sole discretion, will fix the term of each option, provided that the maximum term of an option will be ten years. ISOs granted to a 10% stockholder will expire not more than five years after the date of grant. The 2012 Plan provides for the earlier expiration of options in the event of certain terminations of employment of the optionee.

To the extent required by applicable laws, rules and regulations, the exercise price of a NQSO will be not less than 85% of the fair market value of the stock subject to the option on the date of grant and the exercise price of a NQSO granted to any person who owns, directly or by attribution under the Code (currently Section 424(d)), stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary (a “10% Stockholder”) will in no event be less than 110% of the fair market value of the stock covered by the option at the time the option is granted. The exercise price of an ISO will be determined in accordance with the applicable provisions of the Code and will in no event be less than the fair market value of the stock covered by the option at the time the option is granted. The exercise price of an ISO granted to any 10% stockholder will in no event be less than 110% of the fair market value of the stock covered by the option at the time the option is granted.

In the event of any proposed dissolution or liquidation, to the extent not previously exercised, all options will terminate immediately prior to the consummation of such proposed action; provided, however, that the Administrator, in the exercise of its sole discretion, may permit exercise of any options prior to their termination, even if such options were not otherwise exercisable. In the event we merge or consolidate with another company in which we do not survive, or in the event of a sale of all or substantially all of our assets in which our stockholders receive securities of the acquiring entity or an affiliate thereof, all options will be assumed or equivalent options will be substituted by the successor corporation (or other entity) or a parent or subsidiary of such successor corporation (or other entity); provided, however, that if such successor does not agree to assume the options or to substitute equivalent options therefor, the Administrator, in the exercise of its sole discretion, may permit the exercise of any of the options prior to consummation of such event, even if such options were not otherwise exercisable.

Our Board of Directors may at any time amend, alter, suspend or discontinue the 2012 Plan. Without the consent of an optionee, no amendment, alteration, suspension or discontinuance may adversely affect outstanding options except to conform the 2012 Plan and ISOs granted under the 2012 Plan to the requirements of federal or other tax laws relating to ISOs. The 2012 Plan will terminate within ten years from the date of its adoption by our Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the number of shares of our common stock covered by stock options held by the named executive officers as of September 30, 2012:

	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date

Kenneth F. Potashner	5,000		5,000	(1)	–		$3.25	12/29/2016
	288,125		121,875	(2)	–		$3.25	12/29/2016
	–		–		175,000	(3)	$4.50	4/3/2017

Elwood G. Norris	75,000	(4)	–		–		$1.65	10/8/2015

James A. Barnes	110,000	(5)	–		–		$1.50	10/8/2015

(1)	This time-based option was granted under the 2012 Plan on December 29, 2011, with a per share exercise price equal to the fair market value of one of our shares of common stock on the date of grant. The vesting commencement date was December 31, 2011 and the option vests as follows: (i) 1,250 shares vested on the vesting commencement date and (ii) an additional 1,250 shares vest each fiscal quarter end following the vesting commencement date, subject to continued service with the Company.
(2)	This time-based option was granted under the 2012 Plan on December 29, 2011, with a per share exercise price equal to the fair market value of one of our shares of common stock on the date of grant. On April 3, 2012 the vesting for this option was modified from 10% of the total shares subject to the option at grant and the balance over two years (each calendar quarter) to a new vesting schedule of 10% at grant (41,000 shares vested), 154,000 shares vested on April 3, 2012, 20,000 shares to vest upon achievement of performance targets established by the Board of Directors (which targets were achieved and vested in August 2012) and the remaining 195,000 shares vesting quarterly over eight calendar quarters commencing March 31, 2012, subject to continued service with the Company.
(3)	This performance-based option was granted under the 2012 Plan on April 3, 2012 with a per share exercise price equal to the fair market value of our shares of common stock on the date of grant. The vesting commencement date was at grant and this option vests anytime during the option term as follows: 60,000 shares based upon a quarterly revenue goal; 55,000 shares upon achievement of a quarterly profit; 60,000 shares upon achieving licensing performance targets; or otherwise vesting as approved by the Board of Directors. The option also vests on a change of control.
(4)	This option was granted under the 2010 Plan on October 8, 2010, with a per share exercise price equal to 110% of the fair market value of one of our shares of common stock on the date of grant. The vesting commencement date was December 31, 2010.
(5)	This option was granted under the 2010 Plan on October 8, 2010, with a per share exercise price equal to the fair market value of one of our shares of common stock on the date of grant. The vesting commencement date was December 31, 2010.

Potential Payments Upon Termination, Death, Disability, or Retirement

Under our employment agreement with Mr. Potashner, in the event that Mr. Potashner’s employment is terminated by us for any reason other than cause, or if he resigns for good reason, he will be entitled to severance equal to one year’s salary plus any prorated target bonus payable, as described more fully above in “Employment Agreement”. Mr. Potashner’s current annual salary is $350,000.

Director Compensation

Each of our non-employee directors was paid a fee of $3,000 per quarter served (whether serving for the whole or partial quarter), payable quarterly in arrears. No additional amounts are payable for committee participation. In addition, non-employee directors receive equity compensation grants as consideration for board and committee service from time to time. There is no established policy as to the frequency or amount of equity compensation grants for non-employee directors. Directors who are also one of our employees, such as Mr. Potashner and Mr. Norris, do not and will not receive any compensation for their services as a director while providing service as an employee. In the case of Messrs. Potashner and Norris, who are named executive officers of the Company for fiscal 2012, their compensation for fiscal 2012 is reported in the Summary Compensation Table above.

The following table sets forth the compensation paid to our non-employee directors for the fiscal year ended September 30, 2012:

Name	Fee Earned or Paid in Cash	Option Awards (1)(2)	All Other Compensation		Total

Seth Putterman	$12,000	$15,611	$16,666	(3)	$44,277

Robert M. Kaplan	$12,000	$15,611	–		$27,611

Andrew Wolfe (4)	$9,000	$26,761	–		$35,761

James L. Honore (4)	$6,000	$29,163	–		$35,163

Daniel Hunter (4)	$3,000	–	–		$3,000

(1)	Represents the aggregate grant date fair value, as determined under FASB ASC Topic 718, Stock Compensation, of all option awards granted to the directors during fiscal 2012. Fair value is calculated as of the grant date using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in Note 9 to our audited financial statements for the year ended September 30, 2012, included herein.
(2)	At September 30, 2012 each of our current directors had options outstanding exercisable for 10,000 shares of common stock. Each of these options were granted under either the 2010 Plan or the 2012 Plan and vest as follows: 12.5% of the total shares subject to the option vests on the last day of the quarter in which the grant date occurs and an additional 12.5% vests at the end of each calendar quarter thereafter. The number of shares under each option, the exercise price and the grant and expiration dates for each option are as follows:

Name	Grant Date	Number of Outstanding Shares as of September 30, 2012 Subject to Option	Exercise Price	Expiration Date

Seth Putterman	5/7/2011	5,000	$3.30	5/7/2016
	1/13/2012	5,000	$4.55	1/13/2017
Robert M. Kaplan	5/7/2011	5,000	$3.30	5/7/2016
	1/13/2012	5,000	$4.55	1/13/2017
Andrew Wolfe	2/16/2012	10,000	$3.90	2/16/2017

James L. Honore	3/5/2012	10,000	$4.25	3/5/2017

(3)	Represents non-director service consulting fees paid to Dr. Putterman for technical services regarding our HSS technology.
(4)	Dr. Wolfe and Mr. Honore were appointed directors in February 2012 and March 2012, respectively. Mr. Hunter resigned from the Board of Directors in December 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following security ownership information is set forth, as of November 20, 2012, with respect to (i) each stockholder known by us to be beneficial owners of more than 5% of our outstanding Common Stock, (ii) each of our current directors, (iii) each of the executive officers named in the Summary Compensation Table below and (iv) all current directors and executive officers as a group (seven persons).  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Other than as set forth below, we are not aware of any other stockholder who may be deemed to be a beneficial owner of more than 5% of our Common Stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
5% Stockholders:
Common Stock	Austin W. Marxe and David M. Greenhouse	900,231	(1)	13.4%
	527 Madison Avenue, Suite 2600
	New York, New York 10022

Common Stock	James E. Besser and Manchester Management Company, LLC	483,811	(2)	7.6%
	131 Charles Street, 1st Floor
	Boston, Massachusetts 02114
Directors and Officers:
Common Stock	Elwood G. Norris	1,086,270	(3)	16.8%
	13771 Danielson Street, Ste L
	Poway, California 92064

Common Stock	James A. Barnes	432,251	(4)	6.6%
	13771 Danielson Street, Ste L
	Poway, California 92064

Common Stock	Kenneth F. Potashner	318,750	(5)	4.7%
	13771 Danielson Street, Ste L
	Poway, California 92064

Common Stock	Robert M. Kaplan	35,451	(6)	*
	13771 Danielson Street, Ste L
	Poway, California 92064

Common Stock	Seth Putterman	10,975	(6)	*
	13771 Danielson Street, Ste L
	Poway, California 92064

Common Stock	Andrew Wolfe	5,000	(7)	*
	13771 Danielson Street, Ste L
	Poway, California 92064

Common Stock	James L. Honore	5,000	(7)	*
	13771 Danielson Street, Ste L
	Poway, California 92064

	All directors and executive	1,893,697	(8)	27.2%
	officers as a group (7 persons)

______________________

*	less than 1%.
(1)	Beneficial joint ownership by Mr. Marxe and Mr. Greenhouse is based on information provided to us by the stockholder as of November 12, 2012. Consists of 600,231 common shares and warrants exercisable for 300,000 common shares. These shares and warrants are owned by the following entities: 274,799 shares and 138,000 warrants owned by Special Situations Fund III QP, L.P. (“SSFQP”); 95,958 shares and 48,000 warrants owned by Special Situations Private Equity Fund, L.P. (“SSPE”); 31,111 shares and 15,000 warrants owned by Special Situations Technology Fund, L.P. (“Tech”); and 198,363 shares and 99,000 warrants owned by Special Situations Technology Fund II, L.P. (“Tech II”). Mr. Austin W. Marxe (“Marxe”) and Mr. David M. Greenhouse (“Greenhouse”) are the controlling principals of AWM Investment Company, Inc. (“AWM”), the general partner of MGP Advisers Limited Partnership (“MGP”), the general partner of SSFQP. Marxe and Greenhouse are members of MG Advisers L.L.C. (“MG”), the general partner of SSPE. Marxe and Greenhouse are also members of SST Advisers, L.L.C. (“SSTA”), the general partner of Special Situations Technology Fund, L.P. (“Tech”) and the Special Situations Technology Fund II, L.P. (“Tech II”). AWM serves as the investment adviser to SSFQP, SSPE, Tech, and Tech II. Both Messrs. Marxe and Greenhouse share voting and dispositive power with respect to shares held by these stockholders. The interest of Marxe and Greenhouse in the securities owned is limited to the extent of his pecuniary interest. The address of Messrs. Marxe and Greenhouse is ℅ Special Situations Funds, 527 Madison Avenue, Suite 2600, New York, NY 10022.
(2)	Beneficial ownership by Mr. Bresser and Manchester Management Company, LLC is based on information provided by the stockholder as of May 31, 2012 as reported in a Schedule 13G filed with the SEC on June 4, 2012. Consists of 135,000 shares as to which sole voting and dispositive power is held by Mr. Bresser and 348,811 shares as to which shared voting and dispositive power is held by Mr. Bresser and by Manchester Management Company, LLC.
(3)	Includes 453,864 shares held by a family trust for which Mr. Norris serves as trustee, 184,583 shares held by investment companies for which Mr. Norris is the manager, and 284,825 shares representing Mr. Norris’ pecuniary interest in shares held by Syzygy. Also includes options currently exercisable on an aggregate of 75,000 shares.
(4)	Consists of 17,733 shares held by Sunrise Capital, Inc., 67,000 shares held by Sunrise Management, Inc. Profit Sharing Plan, 63,000 shares held by Palermo Trust, 153,368 shares representing Mr. Barnes’ pecuniary interest in shares held by Syzygy, 600 shares held by a personal retirement plan and 550 shares held by a personal retirement plan of his spouse. Mr. Barnes is President of Sunrise Capital, Inc. and Trustee of Sunrise Management, Inc. Profit Sharing Plan, the Palermo Trust and his personal retirement plan. He is also the managing member of Syzygy. Also includes 20,000 warrants held by Palermo Trust and options currently exercisable on an aggregate of 110,000 shares. He disclaims any beneficial interest in the 550 shares held in his spouse’s personal retirement plan.
(5)	Consists of options currently exercisable and those exercisable within 60 days on an aggregate of 318,750 shares.
(6)	Includes options currently exercisable and those exercisable within 60 days on an aggregate of 6,875 shares.
(7)	Consists of options currently exercisable and those exercisable within 60 days on an aggregate of 5,000 shares.
(8)	Includes options and warrants currently exercisable and those exercisable within 60 days on an aggregate of 547,500 shares.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In September 2010, we sold $700,000 in principal amount of 8% Subordinated Promissory Notes, due September 28, 2011 (the “Notes”), and accompanying warrants to purchase an aggregate of 280,000 shares of common stock (“Warrants”). A total of $260,000 of Notes and 104,000 Warrants were acquired by Syzygy and a further $100,000 of Notes and 40,000 Warrants were acquired by an entity owned by Mr. Norris. On June 30, 2011, $156,000 of the Notes held by Syzygy was paid through exercise of 104,000 Warrants at $1.50 per common share and the balance of $104,000 plus accrued interest of $15,671 was converted to 34,192 shares of common stock at $3.50 per share on the same terms as unaffiliated investors. Also on June 30, 2011, $60,000 of the Notes held by the entity owned by Mr. Norris was paid by exercise of 40,000 Warrants and the balance of $40,000 plus accrued interest of $6,027 was converted to 13,151 shares of common stock at $3.50 per share on the same terms as unaffiliated investors.

On February 22, 2011, we entered into a Securities Purchase Agreement with selected institutional investors and entities affiliated with two of our officers (Messrs. Norris and Barnes) pursuant to which we issued and sold for cash 400,000 shares of our common stock at a purchase price of $2.50 per share. In connection with the financing, we issued warrants to the investors exercisable for an aggregate of 400,000 shares of common stock at an exercise price of $3.75 per share. The warrants are exercisable until February 22, 2016. The institutional investors, considered related parties due to greater than 10% ownership, are (a) Special Situations Fund III QP, L.P., (b) Special Situations Private Equity Fund, L.P., (c) Special Situations Technology Fund, L.P., and (d) Special Situations Technology Fund II, L.P. and they purchased 300,000 shares and were issued 300,000 warrants. Mr. Norris purchased through a controlled entity 60,000 shares and was issued 60,000 warrants, and Mr. Barnes purchased through controlled entities 40,000 shares and was issued 40,000 warrants, all on the same terms as the institutional investors. On September 30, 2011, entities affiliated with Mr. Norris exercised 60,000 of the warrants for cash of $225,000, and an entity affiliated with Mr. Barnes exercised 20,000 of the warrants for cash of $75,000.

On December 29, 2011 we entered into an Assignment Agreement (“Assignment”) with Syzygy Licensing, LLC (“Syzygy”) pursuant to which we acquired all technology and intellectual property covered by the License and Royalty Agreement (“License”) dated September 27, 2010 previously entered into between Syzygy and us. The Assignment terminated the License and all future royalty obligations owed by us to Syzygy thereunder. Pending patent applications comprising part of the intellectual property were also assigned to us. Syzygy is owned by the Company’s President, Elwood G. Norris (65%), and by the Company’s Chief Financial Officer, Treasurer and Secretary, James A. Barnes (35%).

Under the terms of the Assignment, we issued 300,000 shares of our common stock to Syzygy (valued at $975,000 based on the closing price of the common stock of $3.25 on the trading day immediately prior to signing the Assigment) and agreed to pay and in June 2012 paid $250,000 to Syzygy. We incurred $3,834 as royalties pursuant to the License during the year ended September 30, 2011. We incurred $3,194 of royalties for the three months ended December 31, 2011 prior to termination of the License and owed Syzygy an aggregate of $7,028 in royalties, which was paid in April 2012.

Prior to termination of the License we were obligated to reimburse Syzygy’s costs, in filing for, prosecuting and maintaining the licensed patents in the United States. We incurred and capitalized $2,852 and $28,237 related to such licensed patents during the fiscal year ended September 30, 2012 (prior to termination) and 2011, respectively.

On December 29, 2011 Mr. Norris exercised stock options at $1.65 per common shares and acquired 75,000 shares for a cash payment to the Company of $123,570 realizing a $120,000 value based on the market price at the exercise date. On December 29, 2011 Mr. Barnes exercised stock options at $1.50 per common shares and acquired 20,000 shares for a cash payment to the Company of $30,000 realizing a $35,000 value based on the market price at the exercise date.

On December 29, 2011, we appointed Kenneth F. Potashner as a director and granted him an option to purchase up to 10,000 shares exercisable at $3.25 per share and entered into a consulting and advisory arrangement with him and granted him an option to purchase up to 410,000 shares exercisable at $3.25 per share, each grant subject to vesting and other conditions. On March 5, 2012, we appointed Mr. Potashner as our Executive Chairman and agreed to the terms on which the Company and Mr. Potashner would enter into a compensation agreement after completion of our secondary stock offering. In April 2012, following the March completion of the secondary offering, we entered into a five-year employment agreement with Mr. Potashner as Executive Chairman with a base salary of $350,000 and Mr. Potashner participates in any benefits and other incentives generally available to other executives. Mr. Potashner is eligible to earn an annual performance-based bonus of up to 60% of his base salary then in effect, subject to the achievement by Mr. Potashner and the Company of performance criteria for each bonus year as so designated by the Board of Directors. The bonus will be determined in accordance with the Company’s bonus plan if then in effect. Under the terms of the employment agreement, we may be obligated to pay to Mr. Potashner severance equal to one year of his annual base salary plus targeted bonus if his employment is terminated without cause. We also granted him additional incentive compensation consisting of an option to purchase up to 175,000 shares of common stock exercisable at $4.50 per share until April 3, 2017 vesting upon achievement of performance targets established by the Board of Directors. In connection with this employment option grant, the vesting of the option granted to him in December 2011 to purchase 410,000 shares at an exercise price of $3.25 per share was modified such that 195,000 shares were vested as of April 3, 2012, 195,000 shares will vest equally over eight calendar quarters that commenced March 31, 2012 with the balance of 20,000 shares becoming vested in August 2012 upon achievement of performance approved by the Board of Directors.

In April 2012 we paid Mr. Potashner $125,000 for consulting services from December 2011 through his April 2012 employment.

On May 1, 2012 we adopted a cash bonus plan for the period April 1, 2012 to December 31, 2012, pursuant to which each of our executive officers and certain other officers, consultants and employees designated by the Board of Directors are eligible to receive a target bonus equal to a percentage of the executive officer’s or other individual’s annualized base compensation if applicable performance objectives are met (see “Item 11: Executive Compensation”).

Director Independence

Our common stock is currently listed on The NASDAQ Capital Market under the symbol “PAMT,” and therefore, our determination of the independence of directors is made using the definition of “independent director” contained in The NASDAQ Capital Market Listing Rules. On the basis of information solicited from each director, the board has determined that each of Dr. Putterman, Dr. Kaplan, Mr. Wolfe and Mr. Honore has no material relationship with the Company and is an independent director within the meaning of such rules. In making this determination, the board evaluated responses to a questionnaire completed by each director regarding relationships and possible conflicts of interest between each director, the company and management. In its review of director independence, the board considered all commercial, industrial, banking, consulting, legal, accounting, charitable, and familial relationships any director may have with the company or management.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees billed by Squar, Milner, Peterson, Miranda & Williamson, LLP for professional services rendered for the fiscal years ended September 30, 2012 and 2011:

	Fiscal	Fiscal
	2012	2011
Audit fees (1)	$81,732	$64,670
Audit related fees (2)	44,547	8,316
Tax fees (3)	4,410	2,878
All other fees (4)	–	–
Total	$130,689	$75,864

(1)	Audit Fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for those years, reviews of the interim financial statements that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Audit Related Fees consist of fees billed for assurance related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Included in Audit Related Fees are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q.
(3)	Tax Fees include the aggregate fees billed during the fiscal year indicated for professional services for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of fees for products and services other than the services reported above. No such fees were billed by Squar, Milner, Peterson, Miranda & Williamson, LLP for fiscal 2012 or 2011.

Audit Committee Pre-Approval Policies and Procedures

All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the registered public accounting firm’s independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board and committee meetings; services of such firm associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; such firm’s assistance in responding to any SEC comment letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.

The Audit Committee has considered the role of Squar, Milner, Peterson, Miranda & Williamson, LLP in providing services to us for the fiscal year ended September 30, 2012 and has concluded that such services are compatible with such firm’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as a part of this report:

(1)	Index to Financial Statements
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of September 30, 2012 and 2011	F-3
	Consolidated Statements of Operations for the Years Ended September 30, 2012 and 2011	F-4
	Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2012 and 2011	F-5
	Consolidated Statements of Cash Flows for the Years Ended September 30, 2012 and 2011	F-6
	Notes to Consolidated Financial Statements	F-7
(2)	Financial Statement Schedules
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

PARAMETRIC SOUND CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Parametric Sound Corporation:

We have audited the accompanying consolidated balance sheets of Parametric Sound Corporation and Subsidiary (collectively, the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parametric Sound Corporation and Subsidiary as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

November 28, 2012

Parametric Sound Corporation

Consolidated Balance Sheets

	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$5,527,647	$491,764
Accounts receivable	39,371	–
Inventories, net	443,704	273,268
Prepaid expenses and other assets	62,828	64,971
Total current assets	6,073,550	830,003
Property and equipment, net	176,912	145,252
Intangible assets, net	1,314,861	148,540
Total assets	$7,565,323	$1,123,795

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$173,337	$164,190
Accrued liabilities	139,875	14,750
Deferred officer compensation	–	224,400
Total current liabilities	313,212	403,340

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none issued and outstanding	–	–
Common stock, $0.001 par value, authorized 50,000,000 shares, 6,408,151 and 3,903,784 shares issued and outstanding, respectively	6,408	3,904
Additional paid-in capital	13,878,294	2,886,960
Accumulated deficit	(6,632,591)	(2,170,409)
Total stockholders' equity	7,252,111	720,455
Total liabilities and stockholders' equity	$7,565,323	$1,123,795

See accompanying notes to consolidated financial statements

Parametric Sound Corporation

Consolidated Statements of Operations

	Years Ended September 30,
	2012	2011
Revenues:
Product sales	$222,016	$78,540
Other revenue	11,633	627
Total revenues	233,649	79,167
Cost of revenues	120,142	35,524
Gross profit	113,507	43,643

Operating expenses:
Selling, general and administrative	3,247,698	572,325
Research and development	1,340,054	647,994
Total operating expenses	4,587,752	1,220,319
Loss from operations	(4,474,245)	(1,176,676)

Other income (expense):
Interest income	15,027	2,901
Interest and note discount amortization	–	(308,499)
Other	(2,964)	(2,184)
Total other income (expense)	12,063	(307,782)
Net loss	$(4,462,182)	$(1,484,458)

Net loss per basic and diluted common share (1)	$(0.85)	$(0.44)
Weighted average shares used to compute net loss per basic and diluted common share (1)	5,258,020	3,393,979

(1)	Net loss per share and weighted average common shares outstanding for all periods reflect the 1-for-5 reverse stock split that was effective March 21, 2012 (see Note 1).

See accompanying notes to consolidated financial statements.

Parametric Sound Corporation

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2010	3,061,591	$3,062	$715,371	$(685,951)	$32,482
Sale of common stock and warrants at $2.50 per share, net of offering costs of $43,554	400,000	400	956,046	–	956,446
Common shares issued upon exercise of warrants at $1.50 per share applied to reduce subordinated notes	280,000	280	419,720	–	420,000
Common shares issued at $3.50 per share to pay subordinated notes	82,193	82	287,592	–	287,674
Common shares issueed upon exercise of warrants at $3.75 per share	80,000	80	299,920	–	300,000
Share-based compensation expense	–	–	188,311	–	188,311
Stock options issued for tooling costs	–	–	20,000	–	20,000
Net loss for the period	–	–	–	(1,484,458)	(1,484,458)
Balance at September 30, 2011	3,903,784	$3,904	$2,886,960	$(2,170,409)	$720,455
Common shares issued upon exercise of stock options	119,856	120	192,218	–	192,338
Common shares issued for assignment of patents and intellectual property from related party	300,000	300	974,700	–	975,000
Issuance of common shares at $4.50 per share and underwriter warrants in secondary public offering, net of issuance costs of $1,863,442	2,053,400	2,053	7,997,538	–	7,999,591
Common shares issued to officers for deferred compensation	31,111	31	139,969	–	140,000
Share-based compensation expense	–	–	1,686,909	–	1,686,909
Net loss for the period	–	–	–	(4,462,182)	(4,462,182)
Balance at September 30, 2012	6,408,151	$6,408	$13,878,294	$(6,632,591)	$7,252,111

See accompanying notes to consolidated financial statements.

Parametric Sound Corporation

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(4,462,182)	$(1,484,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180,900	62,957
Debt discount and deferred financing cost amortization	–	303,423
Warranty provision	10,612	1,534
Share-based compensation	1,686,909	188,311
Inventory obsolescence	(7,604)	(32,062)
Impairment of patents	–	28,616
Changes in operating assets and liabilities:
Accounts receivable	(39,371)	–
Prepaid expenses and other assets	2,143	(46,943)
Inventories	(162,832)	(241,000)
Accounts payable	9,147	16,520
Deferred officer compensation	(84,400)	224,400
Warranty settlements	(7,904)	–
Accrued liabilities	122,417	(13,817)
Net cash used in operating activities	(2,752,165)	(992,519)

Cash Flows From Investing Activities:
Capital expenditures for equipment	(108,785)	(140,561)
Patent costs paid	(295,096)	(40,987)
Net cash used in investing activities	(403,881)	(181,548)

Cash Flows From Financing Activities:
Proceeds from sale of common stock and warrants	9,240,304	1,000,000
Offering costs paid in connection with sale of common stock	(1,240,713)	(43,554)
Proceeds from exercise of stock options	192,338	–
Payments on 8% subordinated notes	–	(30,000)
Proceeds from exercise of warrants	–	300,000
Net cash provided by financing activities	8,191,929	1,226,446
Net increase in cash and cash equivalents	5,035,883	52,379
Cash and cash equivalents, beginning of year	491,764	439,385
Cash and cash equivalents, end of year	$5,527,647	$491,764

Supplemental Disclosure of Cash Flow Information:
Interest paid	$–	$5,112
Income taxes paid	$800	$800
Non-cash investing and financing activities:
Common stock issued for technology purchased from related party	$975,000	$–
Stock options issued as payment for tooling obligation	$–	$20,000
Common stock issued on warrant exercise exchanged for subordinated notes	$–	$420,000
Common stock exchanged for subordinated notes	$–	$287,674
Deferred officer compensation paid in common shares	$140,000	$–
Issuance costs relating to warrants issued to underwriter	$622,729	$–

See accompanying notes to consolidated financial statements.

Parametric Sound Corporation

Notes to Consolidated Financial Statements

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Parametric Sound Corporation (“Parametric Sound” or the “Company”) is a technology company focused on delivering novel audio solutions through its HyperSound™ or “HSS®” technology platform, which pioneered the practical application of parametric acoustic technology for generating audible sound along a directional ultrasonic column. The creation of sound using the Company’s technology also creates a unique sound image distinct from traditional audio systems. In addition to its digital signage product business, the Company is targeting its technology for new uses in commercial and consumer markets including kiosks and point-of-sale terminals, electronic gaming, computers, video gaming, televisions, home audio, health care, movies and cinema and mobile devices.

The Company was incorporated in Nevada on June 2, 2010 as a new, wholly owned subsidiary of LRAD Corporation in order to effect the separation and spin-off of the HSS business (the “Spin-Off”). On September 27, 2010, the 100% Spin-Off was completed and the Company became a stand-alone, independent, publicly traded company. In June 2012 the Company formed a wholly-owned subsidiary, PSC Licensing Corp. and in October 2012 the Company formed a new wholly-owned subsidiary, HyperSound Health, Inc. The Company’s corporate headquarters are located in Poway, California. Principal markets for the Company’s products are North America, Europe and Asia.

During March and April 2012, the Company completed a secondary public offering of 2,053,400 shares of its common stock at $4.50 per share (after a 1-for-5 reverse stock split described below) for gross proceeds of $9.24 million. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses was $8.0 million.

Basis of Presentation

The consolidated financial statements include the Company and its wholly owned subsidiary, PSC Licensing Corp. Intercompany balances and transactions have been eliminated in consolidation. Where necessary, the prior year’s information has been reclassified to conform to the fiscal 2012 statement presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Reverse Stock Split

On March 21, 2012, the Company completed a 1-for-5 reverse split of its common stock. The objective in effecting the reverse split was to enable the Company to list its common stock on the NASDAQ Capital Market and complete its secondary public offering.  As a result of the reverse stock split, each five shares of common stock that were issued and outstanding or held in treasury on March 21, 2012 were automatically combined into one share. The reverse stock split reduced the number of issued and outstanding shares of common stock as of March 21, 2012 from approximately 21.5 million shares to approximately 4.3 million shares.  Fractional shares were rounded up to the nearest whole number.  The reverse stock split affected all of the holders of common stock uniformly. Shares of common stock underlying outstanding options and warrants were proportionately reduced and the exercise price of outstanding options and warrants was proportionately increased in accordance with the terms of the agreements governing such securities.  All common stock share and per share information in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect retrospective application of the reverse stock split, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions (e.g., valuation of inventory, valuation of intangible assets, warranty reserve, the grant date fair value of stock options and warrants, share-based compensation expense and valuation allowance related to deferred tax assets) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Parametric Sound Corporation

Notes to Consolidated Financial Statements

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants exercisable into a total of 1,693,839 and 667,000 shares of common stock were outstanding at September 30, 2012 and 2011, respectively. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company. Previously reported share and earnings per share amounts have been restated to reflect the 1-for-5 reverse stock split effected in March 2012.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short maturity of these instruments. The fair value of warrants issued in March and April 2012 were estimated using a Black-Scholes valuation model (see Note 8).

The Company does not have any financial assets and liabilities that are measured at fair value on a recurring basis.

Concentrations of Credit Risk

The Company sells its products to a large number of geographically diverse customers. The Company only recently began offering terms to certain customers. At September 30, 2012, accounts receivable from one customer accounted for 98% of total accounts receivable.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company only recently began offering terms to certain customers. The Company’s policy is to evaluate the collectability of accounts receivable based on an assessment of the collectability of specific customer accounts and record an allowance for doubtful accounts to reduce the receivables to an amount that management reasonably estimates will be collected. There was no allowance for doubtful accounts recorded at September 30, 2012. Accounts that are deemed uncollectible will be written off against the allowance for doubtful accounts. If a major customer’s creditworthiness deteriorates, or actual defaults exceed our historical experience, such estimates could change and impact our reported financial results.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. The cost of substantially all of the Company’s inventory is determined by the weighted average cost method. Inventory is comprised of raw materials, assemblies and finished products intended for sale to customers. The Company evaluates the need for reserves for excess and obsolete inventories determined primarily based upon estimates of future demand for the Company’s products. At September 30, 2012 and 2011, the reserve for obsolescence included certain raw materials obtained at the Spin-Off, some of which are being used to produce the Company’s products.

Property, Equipment and Depreciation

Property and equipment is stated at cost. Depreciation on property and equipment is computed over the estimated useful lives of two to three years using the straight-line method. Leasehold improvements are amortized over the life of the lease. Upon retirement or disposition of property and equipment, the related cost and accumulated depreciation is removed and a gain or loss is recorded based on the difference between proceeds received, if any, and the carrying value of the asset on the date of retirement or disposition.

Parametric Sound Corporation

Notes to Consolidated Financial Statements

Intangible Assets

Patents, licenses, purchased technology and trademarks are carried at cost less accumulated amortization. Intangible assets acquired through a transaction that is not a business combination are measured based on the cash consideration paid plus either the fair value of the non-cash consideration given or the fair value of the assets acquired, whichever is more clearly evident. Legal costs incurred to file, renew, or extend the term of recognized intangible assets are capitalized.

Intangible assets are amortized over their estimated useful lives, which have been estimated to be 15 years for patents, licenses, purchased technology and trademarks protecting the Company’s products. The Company amortizes certain patents acquired in the Spin-Off, classified as defensive patents, over a weighted average of three years. The carrying value of intangibles is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.

Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of sale or agreement, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured. During fiscal 2012 the Company began pursuing licensing of its patents and technologies and entered into its first license agreement in July 2012, which is currently in the product development phase. No licensing revenues were recognized during the year ended September 30, 2012.

Product Sales

Revenues derived from product sales to customers, including resellers and system integrators, are recognized in the periods that products are shipped to customers (FOB shipping point) or when product is received by the customer (FOB destination), when the fee is fixed and determinable, when collection of resulting receivables is probable and there are no remaining obligations on the part of the Company. Most revenues to resellers and system integrators are based on firm commitments from the end user; as a result, resellers and system integrators carry little or no inventory.

Licensing

The Company’s strategy is to derive licensing revenues primarily from royalties paid by licensees of the Company’s intellectual property rights, including patents, trademarks, and know-how. Revenues generated from license agreements are recognized in the period earned, provided that amounts are fixed or determinable and collectability is reasonably assured. Deferred revenue is reported for amounts that are expected to be recognized as revenue including upfront license fees, but for which not all revenue recognition criteria have been met.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenues. The amount of shipping and handling costs invoiced to customers is included in revenue. Shipping and handling costs were $11,233 and $628 for the fiscal years ended September 30, 2012 and 2011, respectively.

Research and Development Costs

Research and development expenses include costs and expenses associated with the development of our technology and the design and development of new products, including initial nonrecurring engineering and product verification charges. Research and development is expensed as incurred.

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

Parametric Sound Corporation

Notes to Consolidated Financial Statements

Classification and Valuation of Warrants

 The Company accounts for warrants as either equity or liabilities based upon the characteristics and provisions of each particular instrument. Warrants valued and classified as equity are recorded as additional paid-in capital based on the issue date fair value and no further adjustment to valuation is made. Warrants that do not qualify for equity classification are recorded as derivative liabilities based on the issue date fair value and are subject to adjustment to fair value at each reporting period. As of September 30, 2012 and 2011 the Company has no warrants or other derivative financial instruments that require separate accounting as liabilities and periodic revaluation.

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

Financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a more likely than not likelihood of being realized upon ultimate settlement with a taxing authority. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that under U.S. generally accepted accounting principles are excluded from reported net loss. There were no differences between net loss and comprehensive loss for any of the periods presented.

Impairment of Long-Lived Assets

Long-lived assets and identifiable finite-lived intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value.

Share-Based Compensation

The Company measures employee stock-based compensation awards using a fair-value method and records related compensation expense for all awards that are expected to vest over the requisite service period.

Share-Based Payments for Goods and Services

Stock options or stock awards issued to non-employees who are not directors of the Company are recorded at the fair value of the consideration received, when more reliably measurable, or the fair value of the equity instruments issued at the measurement date. Non-employee options are periodically revalued as the options vest so the cost ultimately recognized is equivalent to the fair value on the date performance is complete with such expense recognized over the related service period on a graded vesting method.

Recent Accounting Pronouncements

In December 2011, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for fiscal years beginning after January 1, 2013 and for interim periods within those fiscal years. The amendments of ASU 2011-11 are not expected to have a material impact on the Company’s consolidated financial statements.

Parametric Sound Corporation

Notes to Consolidated Financial Statements

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The new guidance allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted for annual and interim impairment tests performed as of a date before July 27, 2012, if the financial statements for the most recent annual or interim period have not yet been issued. The Company will adopt the provisions of this new guidance on October 1, 2012. The Company does not expect the adoption of the new provisions to have a material impact on its financial condition or results of operations.

Subsequent Events

Management has evaluated events subsequent to September 30, 2012 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

2. LIQUIDITY

The Company has sustained recurring losses and negative cash flows from operations. Over the past year, the Company’s operations have been funded primarily from proceeds from a secondary public offering of common stock completed in March and April 2012, as described more fully in Note 8. As of September 30, 2012 the Company had cash and cash equivalents of approximately $5.5 million and a working capital balance of approximately $5.8 million. The Company believes that it has sufficient liquidity to meet its funding requirements over the next year. However, the Company’s products have not yet generated significant revenues and the Company’s technology licensing strategy is in the early stages and has not generated any revenues to date. Although management believes that future growth in product and licensing revenues will result in profitable operations and positive cash flows, there can be no assurance that the Company will achieve profitable operations and sufficient cash flow to fund future operations. In the event that the Company is unable to achieve profitable operations and cash flows through expected product sales and/or licensing revenues, it may be necessary to seek additional debt or equity financing in order to accomplish its business plan over the next few years. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

3. INVENTORIES, NET

Inventories, net consist of the following:

At September 30,	2012	2011
Finished goods	$143,430	$44,648
Work in process	11,735	23,960
Raw materials	400,300	324,025
	555,465	392,633
Reserve for obsolescence	(111,761)	(119,365)
	$443,704	$273,268

The Company relies on one supplier for film used in its HSS products. The Company’s ability to manufacture its HSS product could be adversely affected if it were to lose a sole source supplier and was unable to find an alternative supplier.

The reserve for obsolescence was reduced by $25,020 and $32,062 for the years ended September 30, 2012 and 2011, respectively, through the use of legacy HSS parts and components obtained in connection with the Spin-Off and used in the production of HSS-3000 products and prototypes. The Company increased the reserve during the year ended September 30, 2012 by $17,416 for parts deemed obsolete due to model changes. The Company may continue to incur non-cash inventory reserve reductions through the use of reserved legacy HSS parts obtained in connection with the Spin-Off and will continue to evaluate inventory for excess or obsolete components.

Parametric Sound Corporation

Notes to Consolidated Financial Statements

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

At September 30,	2012	2011
Equipment	$180,519	$135,703
Tooling	124,299	124,299
Furniture and equipment	58,170	10,467
Leasehold improvements	16,266	–
	379,254	270,469
Accumulated depreciation	(202,342)	(125,217)
	$176,912	$145,252

Depreciation expense was $77,125 and $23,400 for the years ended September 30, 2012 and 2011, respectively.

5. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

At September 30,	2012	2011
Purchased technology	$1,225,000	$–
Patents	201,745	166,128
Defensive patents	183,498	154,952
Licenses and trademarks	15,462	34,529
	1,625,705	355,609
Accumulated amortization	(310,844)	(207,069)
	$1,314,861	$148,540

Purchased technology consists of patent applications and intellectual property acquired from a related party (see Note 11) in December 2011.

Aggregate amortization expense for the Company’s intangible assets was $103,775 and $39,557 during the years ended September 30, 2012 and 2011, respectively. In addition to amortization, the Company wrote off $28,616 of impaired patent costs during the year ended September 30, 2011.

The following table shows the estimated amortization expense for intangible assets for each of the five succeeding fiscal years and thereafter:

Estimated Amortization Expense Years Ending September 30,
2013	$117,570
2014	$108,850
2015	$101,887
2016	$95,650
2017	$89,277
Thereafter	$801,627

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

Parametric Sound Corporation

Notes to Consolidated Financial Statements

Accrued Liabilities

Accrued liabilities consist of the following:

At September 30,	2012	2011
Payroll and related	$93,806	$8,183
Warranty reserve	4,242	1,534
Customer deposits	2,187	4,600
Accrued research costs	32,566	–
Other	7,074	433
	$139,875	$14,750

Details of the estimated warranty liability are as follows:

Years Ended September 30,	2012	2011
Beginning balance	$1,534	$–
Warranty provision	10,612	1,534
Warranty settlements	(7,904)	–
Ending balance	$4,242	$1,534

7. INCOME TAXES

The Company recorded no income tax expense in 2012 or 2011 due to losses incurred. The Company generated federal tax net operating loss carryforwards related to expenditures incurred after the September 27, 2010 Spin-Off including costs incurred after incorporation and paid after the Spin-Off. At September 30, 2012 the Company had a federal and state net operating loss carryforward of approximately $4.5 million that will expire beginning in 2031 unless previously utilized. The Internal Revenue Code Section 382 limits net operating loss and tax credit carryforwards if an ownership change of more than fifty percent of the value of the stock in a loss corporation occurs within a three-year period. Any future equity issuances or significant ownership changes could result in Section 382 limits. Accordingly, the ability to utilize net operating loss and tax credit carryforwards could be restricted in the future.

The provision for income taxes consists of the following:

Years Ended September 30,	2012	2011
Current tax benefit	$–	$–
Deferred tax benefit	1,758,000	529,000
Change in valuation allowance	(1,758,000)	(529,000)
Income tax benefit (provision)	$–	$–

A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate for the years ended September 30, 2012 and 2011 is as follows:

Years Ended September 30,	2012	2011
Income taxes benefit computed at federal statutory rate	$1,517,000	$505,000
State income taxes, net of federal effect	268,000	73,000
Research tax credits	–	26,000
Permanent differences and other	(27,000)	(75,000)
Change in valuation allowance	(1,758,000)	(529,000)
Income tax benefit (provision)	$–	$–

Parametric Sound Corporation

Notes to Consolidated Financial Statements

The Company did not benefit from any of the carryforward tax attributes from periods prior to the Spin-Off including net operating loss carryforwards. A valuation allowance has been established to offset the deferred tax assets as realization of such assets is uncertain. The components of the net deferred tax assets are as follows:

At September 30,	2012	2011
Deferred tax assets:
Net operating losses	$1,805,000	$561,000
Inventory reserve	382,000	382,000
Research tax credits	19,000	26,000
Stock-based and deferred compensation	683,000	165,000
Accruals and other	53,000	4,000
	2,942,000	1,138,000
Deferred tax liabilities:
Amortization, depreciation and other	137,000	91,000
	137,000	91,000
Net deferred tax assets	2,805,000	1,047,000
Less valuation allowance	(2,805,000)	(1,047,000)
Net deferred taxes after valuation allowance	$–	$–

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized.  Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from September 27, 2010 onward.  At September 30, 2012 deferred tax assets do not include excess tax benefits from stock-based compensation of approximately $64,000.

The Company adopted ASC 740-10-25, Income Taxes—Recognition (formerly FIN 48) as of the date of incorporation. As of the date of the adoption, the Company had no unrecognized tax benefits and there were no material changes during the years ended September 30, 2012 and 2011. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of ASC 740-10-25, the Company did not record any interest or penalties. The Company is subject to income tax in the U.S. federal jurisdiction and the state of California. All years since the Company’s 2010 organization remain subject to examination but there are currently no ongoing exams in any taxing jurisdiction.

8. CAPITAL STOCK

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. At September 30, 2012 and 2011, the Company had 6,408,151 and 3,903,784 shares issued and outstanding, respectively. All common stock share and per share information herein have been adjusted to reflect retrospective application of the 1-for-5 reverse stock split effected March 21,2012, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, $0.001 par value. The Company is authorized under its certificate of incorporation and bylaws to issue the shares of preferred stock without any further action by the stockholders. The board of directors has the authority to divide any and all shares of preferred stock into series and to fix and determine the relative rights and preferences of the preferred stock, such as the designation of series and the number of shares constituting such series, dividend rights, redemption and sinking fund provisions, liquidation and dissolution preferences, conversion or exchange rights and voting rights, if any. Issuance of preferred stock by the board of directors could result in such shares having dividend and or liquidation preferences senior to the rights of the holders of common stock and could dilute the voting rights of the holders of common stock.

Parametric Sound Corporation

Notes to Consolidated Financial Statements

Equity Transactions

Private Placement

On February 22, 2011, the Company entered into a Securities Purchase Agreement with existing institutional shareholders (considered related parties due to greater than 10% ownership) and entities affiliated with its two executive officers, pursuant to which the Company issued and sold for cash 400,000 shares of common stock at a purchase price of $2.50 per share. In connection with the financing, the Company also issued warrants exercisable for an aggregate of 400,000 shares of common stock at an exercise price of $3.75 per share. The warrants are exercisable until February 22, 2016. On September 30, 2011, entities affiliated with the two executive officers exercised 80,000 of the warrants for cash of $300,000.

In connection with the financing, the Company also entered into a registration rights agreement with the investors, pursuant to which the Company agreed to prepare, file and effect a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock issuable upon the exercise of the warrants. The required registration statement became effective on March 28, 2011 and the Company agreed to use commercially reasonable efforts to maintain effectiveness. If the registration statement becomes ineffective other than for certain allowable periods, the Company will be obligated to pay liquidated damages to the purchasers in the amount of 1.5% of the invested amount for each 30-day period thereafter with the obligation terminating when the securities are sold or otherwise available for unrestricted sale. No obligations have been accrued as of September 30, 2012 or 2011 as the Company determined that a liability for any such penalties was not probable.

Warrant Exercises

On June 30, 2011 a total of 280,000 warrants issued in September 2010 were exercised at a price of $1.50 per share and the Company exercised its right to offset the $420,000 of proceeds against principal of 8% Subordinated Promissory Notes (“Notes”).  The warrants exercised included an aggregate 144,000 warrants held by the companies controlled by the Company’s President and its CFO, resulting in the reduction of the Note principal amounts held by these companies of $216,000.

As described above on September 30, 2011, entities affiliated with the two executive officers exercised 80,000 warrants for cash of $300,000.

Conversion of Subordinated Promissory Notes and Accrued Interest

On June 30, 2011, Notes with an outstanding principal balance of $250,000 plus related accrued interest of $37,674 were converted into an aggregate of 82,193 shares of common stock. The Notes and accrued interest converted included aggregate principal and accrued interest of $144,000 and $21,698, respectively, relating to Notes held by the companies controlled by the Company’s President and its CFO.

Secondary Public Offering

During March and April 2012 the Company completed a secondary public offering of 2,053,400 shares of common stock, at a price of $4.50 per share, for gross proceeds of $9.24 million. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses was $8.0 million. In connection with the offering, the Company granted the underwriter warrants to purchase 205,339 shares of common stock at an exercise price of $5.625 per share. These warrants expire on March 21, 2017. The estimated fair value of these warrants was $622,729, as determined using the Black-Scholes methodology (assuming estimated volatility of 91% and 90%, risk-free interest rate of 0.89% and 0.87%, expected dividend yield of 0.0%). This amount was recorded as both an increase to additional paid in capital and as a non-cash issuance cost of the financing transaction.

Parametric Sound Corporation

Notes to Consolidated Financial Statements

Summary of Stock Purchase Warrants

The following table summarizes information on warrant activity during the years ended September 30, 2011 and 2012:

	Number	Average Purchase Price Per Share
Shares purchasable under outstanding warrants at October 1, 2010	280,000	$1.50
Stock purchase warrants issued	400,000	$3.75
Stock purchase warrants exercised	(360,000)	$2.00
Shares purchasable under outstanding warrants at September 30, 2011	320,000	$3.75
Stock purchase warrants issued	205,339	$5.625
Stock purchase warrants exercised	–
Shares purchasable under outstanding warrants at September 30, 2012	525,339	$4.48

The Company has outstanding share warrants as of September 30, 2012 as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Stock Purchase Warrants (1)	320,000	$3.75	February 22, 2016
Stock Purchase Warrants	205,339	$5.625	March 21, 2017

(1)	warrants held by related parties.

9. SHARE-BASED COMPENSATION

On September 27, 2010 the Company adopted the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan authorized the grant of options to purchase up to 600,000 shares of the Company’s common stock to directors, officers, employees and consultants. On December 29, 2011 the Company adopted, and shareholders subsequently approved, the 2012 Stock Option Plan (the “2012 Plan”) providing the Board of Directors with authority to grant options to purchase up to 253,000 of the shares of common stock remaining available for issuance under the 2010 Plan and up to an additional 600,000 shares of common stock. The 2012 Plan replaced the 2010 Plan but awards previously granted under the 2010 Plan remain outstanding in accordance with their terms. Any outstanding awards under the 2010 Plan that expire or terminate, other than through exercise or share settlement, will also become eligible for grant under the 2012 Plan. At September 30, 2012 a total of 7,500 shares were available for grant under the 2012 Plan.

In June and August 2012, in connection with offers of employment to two new employees, the Board of Directors granted inducement options to purchase up to 96,000 shares of the Company’s common stock exercisable for five years and vesting over three years. Such options were granted outside of the 2012 Plan.

In August 2012, the Company’s Board of Directors approved, subject to shareholder approval, an amendment to the 2012 Plan, which would provide the Company an additional 500,000 shares of common stock for option issuance. Under this amendment, in September 2012 the Company’s Board of Directors granted an option to purchase 25,000 shares of the Company’s common stock to one director for services, however, the option is not considered outstanding until the amendment is approved by shareholders. No expense has been recorded for the grant and the increase in the 2012 Plan is not included in the option totals below.

Parametric Sound Corporation

Notes to Consolidated Financial Statements

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

Years Ended September 30,	2012	2011
Volatility	90%	99%
Risk-free interest rate	0.92%	1.14%
Forfeiture rate	1.10%	0.00%
Dividend yield	0.00%	0.00%
Expected life in years	4.61	4.75
Weighted average fair value of options granted	$ 3.68	$ 1.25

The Company’s stock commenced trading in October 2010 and management estimated its expected volatility for fiscal 2011 by reviewing the historical volatility of the common stock of a group of selected peer public companies that operate in similar industries and are similar in terms of stage of development or size and then projecting this information toward future expected results. Judgment was used in selecting these companies, as well as in evaluating the available historical volatility for these peer companies. In fiscal 2012 the Company commenced using its historical volatility that did not vary significantly from prior estimates. The risk-free interest rate is based on rates published by the Federal Reserve Board. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company has a small number of option grants and limited exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term, to estimate expected life (computed as vesting term plus contractual term divided by two). In fiscal 2012, as the Company added employees and increased the number of grantees, management estimated a forfeiture rate on a specific grant basis. Forfeitures are estimated at the time of the grant and will be revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts, if any, will be recorded as a cumulative adjustment in the period in which the estimate is changed.

The Company recorded share-based compensation in its statements of operations for the relevant periods as follows:

Years Ended September 30,	2012	2011
Selling, general and administrative	$1,420,708	$94,031
Research and development	266,201	94,280
	$1,686,909	$188,311

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

As of September 30, 2012 total estimated compensation cost relating to stock options granted but not yet vested was $1,838,800. This cost is expected to be recognized over the weighted average period of 2.6 years.

Parametric Sound Corporation

Notes to Consolidated Financial Statements

The following table summarizes stock option activity for the period:

	Number	Weighted Average	Aggregate Intrinsic Value
	of Shares	Exercise Price	(2)
Fiscal 2011:
Outstanding October 1, 2010	–
Granted	347,000	$1.80
Canceled/expired	–	–
Exercised	–	–
Outstanding September 30, 2011	347,000	$1.80

Fiscal 2012:
Outstanding October 1, 2011	347,000	$1.80
Granted	1,054,000	$4.40
Canceled/expired	(112,500)	$4.20
Exercised	(120,000)	$1.61
Outstanding September 30, 2012 (1)	1,168,500	$3.93	$3,363,770
Exercisable September 30, 2012	608,771	$2.90	$2,216,082

(1)	Options outstanding are exercisable at prices ranging from $1.50 to $10.98 and expire in 2015 to 2017.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on September 30, 2012 of $6.49.

The total intrinsic value of options exercised during fiscal 2012 was $314,899. Cash received from the exercise of stock options for the year ended September 30, 2012 was $192,338.

The following table summarizes information about stock options outstanding at September 30, 2012:

Range of exercise prices	Number outstanding at September 30, 2012	Number exercisable at September 30, 2012	Weighted Average exercise price	Weighted average remaining contractual life	Weighted average Exercise price of options exercisable at September 30, 2012
$1.50-$2.90	197,500	197,500	$1.59	3	$1.59
$3.10-$4.55	832,000	397,563	$3.66	4.3	$3.36
$5.12-$6.00	37,000	5,208	$5.39	4.5	$5.89
$9.25-$10.98	102,000	8,500	$10.17	4.8	$10.17

10. COMMITMENTS AND CONTINGENCIES

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act, unlimited FDIC insurance is provided for all funds in non-interest bearing transaction accounts through December 31, 2012. In addition, certain of the Company’s interest bearing collateral money market accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at September 30, 2012 was approximately $5.5 million. The Company has not experienced any losses in such accounts.

Parametric Sound Corporation

Notes to Consolidated Financial Statements

Facility Leases

Commencing May 1, 2012 the Company leased approximately 6,800 square feet of improved office, laboratory, assembly and warehouse space in Poway, California for a period of 39 months terminating July 2015. The gross monthly base rent is approximately $7,200 increasing 3.5% per annum subject to other certain future adjustments. The agreement provided for concessions including a $17,000 tenant improvement allowance and three free months rent during the lease term.

Commencing June 1, 2011 the Company leased 3,498 square feet of space now used for warehousing in Poway, California for a period of 25 months terminating June 30, 2013. The gross monthly base rent is $3,603 per month for the remaining term of the lease, subject to certain future adjustments. The Company’s President, Mr. Norris, executed a personal guarantee of the lease without compensation.

The Company has no other operating leases and the remaining future annual minimum lease payment obligation under the foregoing facility leases are $117,521, $84,246 and $83,171 for the years ending September 30, 2013, 2014 and 2015, respectively.

Employment Agreement

In April 2012 the Company entered into a five-year employment agreement with Kenneth F. Potashner as Executive Chairman. Under the terms of the employment agreement, the Company may be obligated to pay to Mr. Potashner severance equal to one year of his annual base salary plus targeted bonus if his employment is terminated without cause. The Company also granted him an option to purchase up to 175,000 shares of common stock exercisable at $4.50 per share until April 3, 2017 vesting upon achievement of performance targets established by the Board of Directors. In connection with this employment option grant, the vesting of a December 2011 consultancy option to purchase 410,000 shares at an exercise price of $3.25 per share was modified such that 195,000 shares were vested as of April 3, 2012, 195,000 shares will vest equally over eight calendar quarters that commenced March 31, 2012 and 20,000 shares will vest upon achievement of performance targets established by the Board of Directors. A total of 20,000 performance shares vested during the year ended September 30, 2012. In April 2012 the Company paid Mr. Potashner $125,000 for consulting services from December 2011 through his April 2012 employment.

Bonus Plan

On May 1, 2012 the Company adopted a cash bonus plan for the period April 1, 2012 to December 31, 2012, pursuant to which each of the Company’s executive officers and certain other officers, consultants and employees designated by the Board of Directors are eligible to receive a target bonus equal to a percentage of the executive officer’s or other individual’s annualized base compensation if applicable performance objectives are met. The performance objectives are based 25% upon the Company achieving certain revenue performance targets, 25% upon the Company achieving certain licensing targets, 25% based upon the Company achieving certain technology development targets and 25% upon the Company or its licensees or partners achieving certain new HSS technology product launch targets. The performance objectives include both objective determinations and subjective determinations to be made by the Board of Directors. The maximum bonus percentage for each participant is 50% of his or her annual base compensation, except for the Company’s Executive Chairman whose maximum bonus percentage is 60% of his annual base compensation. All computations are adjusted to 75% to reflect the nine-month bonus period for the period April 1, 2012 to December 31, 2012 and payments of earned bonuses are deferred if certain cash generation targets are not met. At September 30, 2012 the Company had accrued an aggregate of $35,298 for bonuses under the plan.

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

Parametric Sound Corporation

Notes to Consolidated Financial Statements

11. RELATED PARTY TRANSACTIONS

On December 29, 2011 the Company entered into an Assignment Agreement (“Assignment”) with Syzygy Licensing, LLC (“Syzygy”) pursuant to which the Company acquired all technology and intellectual property covered by the License and Royalty Agreement (“License”) dated September 27, 2010 previously entered into between the parties. The Assignment terminated the License and all future royalty obligations owed by the Company to Syzygy thereunder. Pending patent applications comprising part of the intellectual property were also assigned to the Company. Syzygy is owned by the Company’s President, Elwood G. Norris (65%), and by the Company’s Chief Financial Officer, Treasurer and Secretary, James A. Barnes (35%).

Under the terms of the Assignment, the Company issued 300,000 shares of its common stock to Syzygy (valued at $975,000 based on the closing price of the common stock of $3.25) and agreed to pay and in June 2012 paid $250,000 to Syzygy. The Company valued the technology in accordance with ASC 350-30-30, Intangible - Goodwill and Other - General Intangibles Other than Goodwill - Initial Measurement, and ASC 805-50-30, Business Combinations – Related Issues – Initial Measurement, which requires that intangible assets acquired through a transaction that is not a business combination be measured based on the cash consideration paid plus either the fair value of the non-cash consideration given or the fair value of the assets acquired, whichever is more clearly evident. As the Company had only recently begun selling products based on the acquired technology and intellectual property in the fourth quarter of fiscal 2011, management determined that the fair value of the common stock issued was more clearly evident, and accordingly, recorded the acquired intangible assets at the aggregate amount of $1,225,000. The Company incurred $3,194 of royalties for the three months ended December 31, 2011 prior to termination of the License and owed Syzygy an aggregate of $7,028 in royalties, which was paid in April 2012. The Company incurred $3,834 as royalties pursuant to License during the year ended September 30, 2011.

Prior to termination of the License the Company was obligated to reimburse Syzygy’s costs, in filing for, prosecuting and maintaining the licensed patents in the United States. The Company incurred and capitalized $2,852 and $28,237 related to such licensed patents during the fiscal year ended September 30, 2012 (prior to termination) and 2011, respectively.

See Notes 5, 6, 8 and 10 for additional related party transactions and information.

12. MAJOR CUSTOMERS AND SUPPLIERS

Major Customers

For the fiscal year ended September 30, 2012, revenues from three customers accounted for 30%, 16% and 16% of total revenues. No other single customer represented more than 10% of total revenues. For the fiscal year ended September 30, 2011, revenues from two customers accounted for 46% and 35% of total revenues. No other single customer represented more than 10% of total revenues.

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

At September 30, 2012 the Company was committed for approximately $46,000 for future inventory deliveries that are generally subject to modification or rescheduling in the normal course of business.

Segment and Related Information

We operate as a single reportable segment on an enterprise-wide basis. We generate revenue by selling our technology based products and expect future licensing revenues from such technology.

Parametric Sound Corporation

Notes to Consolidated Financial Statements

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer location.

Years Ended September 30,	2012	2011
United States	$91,124	$6,369
Europe	37,048	64,250
Asia	83,337	2,950
Other	22,140	5,598
Total	$233,649	$79,167

13. SUBSEQUENT EVENTS

On October 9, 2012 the Company formed a new wholly owned subsidiary, HyperSound Health, Inc. (“HHI”), intended for conduct of activities related to technology and products targeted for sound amplification and the hearing impaired.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Separation and Distribution Agreement, dated September 27, 2010, by and between LRAD Corporation and Parametric Sound Corporation. Incorporated by reference to Exhibit 2.1 on Form 8-K dated October 1, 2010.
3.1	Articles of Incorporation of Parametric Sound Corporation (Nevada) dated June 2, 2010. Incorporated by reference to Exhibit 3.1 on Form 10 dated June 24, 2010.
3.1.1	Certificate of Amendment to Articles of Incorporation of Parametric Sound Corporation (Nevada), dated March 21, 2012. Incorporated by reference to Exhibit 3.1 on Form 8-K dated March 26, 2012.
3.2	Bylaws of Parametric Sound Corporation. Incorporated by reference to Exhibit 3.2 on Form 10 dated June 24, 2010.
4.1	Form of Common Stock Certificate of Parametric Sound Corporation. Incorporated by reference to Exhibit 4.1 on Form 10/A dated July 27, 2010.
4.2	Form of 8% Notes Due September 28, 2011. Incorporated by reference to Exhibit 4.1 on Form 8-K dated October 1, 2010.
4.3	Form of Stock Purchase Warrant, dated September 28, 2010. Incorporated by reference to Exhibit 4.2 on Form 8-K dated October 1, 2010.
4.4	Form of Stock Purchase Warrant, dated February 22, 2011. Incorporated by reference to Exhibit 4.1 on Form 8-K dated February 24, 2011.
4.5	Form of Underwriter Warrant, dated March 21, 2012. Incorporated by reference to Exhibit 4.1 on Form 8-K dated March 26, 2012.
10.1	Tax Sharing Agreement, dated September 27, 2010, by and between LRAD Corporation and Parametric Sound Corporation. Incorporated by reference to Exhibit 10.1 on Form 8-K dated October 1, 2010.
10.2	License and Royalty Agreement, dated September 27, 2010, by and between Syzygy Licensing LLC and Parametric Sound Corporation. Incorporated by reference to Exhibit 10.2 on Form 8-K dated October 1, 2010.
10.3	Lease Agreement, dated July 1, 2010, by and between Syzygy Licensing LLC and Davric Corporation, as assumed by Parametric Sound Corporation as of September 27, 2010. Incorporated by reference to Exhibit 10.3 on Form 8-K dated October 1, 2010.
10.3.1	Assignment and Assumption of Lease dated September 27, 2010 between Syzygy Licensing LLC and Parametric Sound Corporation. Incorporated by reference to Exhibit 10.3.1 on Form 8-K dated October 1, 2010.
10.4	Form of Subscription Agreement, dated September 28, 2010. Incorporated by reference to Exhibit 10.4 on Form 8-K dated October 1, 2010.
10.5+	Parametric Sound Corporation 2010 Stock Option Plan. Incorporated by reference to Exhibit 10.5 on Form 8-K dated October 1, 2010.
10.6+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Stock Option Plan. Incorporated by reference to Exhibit 10.6 on Form 8-K dated October 1, 2010.
10.7	Form of Indemnification Agreement dated September 27, 2010. Incorporated by reference to Exhibit 10.7 on Form 8-K dated October 1, 2010.

47

10.8	Securities Purchase Agreement dated February 22, 2011. Incorporated by reference to Exhibit 10.1 on Form 8-K dated February 24, 2011.
10.9	Registration Rights Agreement dated February 22, 2011. Incorporated by reference to Exhibit 10.2 on Form 8-K dated February 24, 2011.
10.10	Lease Agreement between Parametric Sound Corporation and Pomerado Leasing No. 9, L.P. executed on May 11, 2011. Incorporated by reference to Exhibit 99.1 on Form 8-K dated May 17, 2011.
10.11+	Parametric Sound Corporation 2012 Stock Option Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K dated January 3, 2012.
10.11.1+	Amendment No. 1 to 2012 Stock Option Plan dated August 17, 2012.*
10.12+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2012 Stock Option Plan. Incorporated by reference to Exhibit 10.2 on Form 8-K dated January 3, 2012.
10.13	Assignment Agreement between Parametric Sound Corporation and Syzygy Licensing, LLC dated December 29, 2011. Incorporated by reference to Exhibit 10.3 on Form 8-K dated January 3, 2012.
10.14+	Employment Agreement, dated as of April 3, 2012, by and between Kenneth Potashner and Parametric Sound Corporation. Incorporated by reference to Exhibit 10.1 on Form 8-K dated April 6, 2012.
10.15	Industrial Lease Agreement between Parametric Sound Corporation and Parkway Commerce Center, LLC executed on May 21, 2012. Incorporated by reference to Exhibit 99.1 on Form 8-K dated May 25, 2012.
14.1	Code of Business Conduct and Ethics adopted on November 19, 2010. Incorporated by reference to Exhibit 14.1 on Form 8-K dated November 23, 2010.
21.1	Subsidiaries of the Parametric Sound Corporation. *
23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP. *
24.1	Power of attorney (included on signature page hereto).*
31.1	Certification of Elwood G. Norris pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
31.2	Certification of James A. Barnes pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
32.1	Certifications pursuant to 18 U.S.C. Section 1350. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.
Extensible Business Reporting Language (XBRL) Exhibits*
101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema. **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. **
101.LAB	XBRL Taxonomy Extension Labels Linkbase. **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. **
101.DEF	XBRL Taxonomy Extension Definition Linkbase. **

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

48

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Parametric Sound Corporation

By:	/s/ KENNETH F. POTASHNER
Executive Chairman

Date: November 28, 2012

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Kenneth F. Potashner and James A. Barnes, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ KENNETH F. POTASHNER	Director and Executive Chairman	November 28, 2012
Kenneth F. Potashner	(Principal Executive Officer)

/s/ JAMES A. BARNES	Chief Financial Officer,	November 28, 2012
James A. Barnes	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ ELWOOD G. NORRIS	Director and President	November 28, 2012
Elwood G. Norris

/s/ SETH PUTTERMAN	Director	November 28, 2012
Seth Putterman

/s/ ROBERT M. KAPLAN	Director	November 28, 2012
Robert M. Kaplan

/s/ ANDREW WOLFE	Director	November 28, 2012
Andrew Wolfe

/s/ JAMES L. HONORE	Director	November 28, 2012
James L. Honore

49