Form 10-Q
period 2012-12-31
Parametric Sound Corp
filed 2013-02-07
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares of Common Stock, $0.001 par value, outstanding on February 5, 2013 was 6,410,122.

PARAMETRIC SOUND CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION

This Quarterly Report contains forward-looking statements within the meaning of Section 27 of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

Forward-looking statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012.

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

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements.

Parametric Sound Corporation

Condensed Consolidated Balance Sheets

	December 31,
	2012	September 30,
	(unaudited)	2012

ASSETS
Current assets:
Cash and cash equivalents	$4,650,564	$5,527,647
Accounts receivable	15,333	39,371
Inventories, net	430,894	443,704
Prepaid expenses and other current assets	39,992	62,828
Total current assets	5,136,783	6,073,550
Property and equipment, net	155,502	176,912
Intangible assets, net	1,301,072	1,314,861
Total assets	$6,593,357	$7,565,323

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$182,007	$173,337
Accrued liabilities	155,822	139,875
Total current liabilities	337,829	313,212

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none issued and outstanding	–	–
Common stock, $0.001 par value, authorized 50,000,000 shares, 6,409,497 and 6,408,151 shares issued and outstanding, respectively	6,409	6,408
Additional paid-in capital	14,133,830	13,878,294
Accumulated deficit	(7,884,711)	(6,632,591)
Total stockholders' equity	6,255,528	7,252,111
Total liabilities and stockholders' equity	$6,593,357	$7,565,323

See accompanying notes to interim condensed consolidated financial statements

Parametric Sound Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	December 31,
	2012	2011

Revenues:
Product sales	$94,368	$63,415
Other revenue	14,306	1,366
Total revenues	108,674	64,781
Cost of revenues	54,056	24,916
Gross profit	54,618	39,865

Operating expenses:
Selling, general and administrative	916,597	338,959
Research and development	391,853	230,705
Total operating expenses	1,308,450	569,664
Loss from operations	(1,253,832)	(529,799)

Other income (expense):
Interest income	3,075	–
Other	(1,363)	(1,218)
	1,712	(1,218)
Net loss	$(1,252,120)	$(531,017)

Net loss per basic and diluted common share	$(0.20)	$(0.14)
Weighted average common shares used to compute net loss per basic and diluted common share	6,409,231	3,911,992

See accompanying notes to interim condensed consolidated financial statements

Parametric Sound Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(1,252,120)	$(531,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,020	27,000
Warranty provision	3,794	2,134
Non-cash inventory reserve	(13,604)	(3,650)
Share-based compensation	253,663	196,302
Changes in assets and liabilities:
Accounts receivable	24,038	–
Prepaid expenses and other current assets	22,836	45,250
Inventories	26,414	(130,413)
Accounts payable	8,670	36,645
Accrued liabilities	14,769	(1,869)
Deferred officer compensation	–	56,100
Warranty settlements	(2,616)	(1,442)
Net cash used in operating activities	(856,136)	(304,960)

Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(4,474)	(3,344)
Patent costs paid	(18,347)	(2,852)
Net cash used in investing activities	(22,821)	(6,196)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,874	153,750
Net cash provided by financing activities	1,874	153,750

Net decrease in cash	(877,083)	(157,406)
Cash, beginning of period	5,527,647	491,764
Cash, end of period	$4,650,564	$334,358

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Common stock issued for technology purchased from related party	$–	$975,000
Payable to related party for technology purchased	–	250,000

See accompanying notes to interim condensed consolidated financial statements

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

December 31, 2012

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

The Company was incorporated in Nevada on June 2, 2010 as a new, wholly owned subsidiary of LRAD Corporation in order to effect the separation and 100% spin-off of the HSS business (the “Spin-Off”). On September 27, 2010, the Spin-Off was completed and the Company became a stand-alone, independent, publicly traded company. In June 2012 the Company formed PSC Licensing Corp. (“PSC”) and in October 2012 HyperSound Health, Inc. (“HHI”) as wholly-owned subsidiaries. The Company’s corporate headquarters are located in Poway, California. Principal markets for the Company’s products are North America, Europe and Asia.

Basis of Accounting

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying financial statements contain all adjustments necessary in order make the financial statements not misleading. The condensed consolidated balance sheet as of September 30, 2012 was derived from the Company’s most recent audited financial statements. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended September 30, 2012, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. Operating results for the three months ended December 31, 2012 may not necessarily be indicative of results to be expected for any other interim period in or for the full fiscal year ending September 30, 2013.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Where necessary, the prior year’s information has been reclassified to conform to current period statement presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

On March 21, 2012, the Company completed a 1-for-5 reverse split of its common stock. All common stock share and per share information in the accompanying condensed consolidated interim financial statements and notes thereto have been adjusted to reflect retrospective application of the reverse stock split, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

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

Financial Instruments

At December 31, 2012, there was no difference between the carrying values of the Company’s cash equivalents and fair market value. For certain financial instruments, including accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

The Company does not have any financial assets and liabilities that are measured at fair value on a recurring basis.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

December 31, 2012

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of the Company. Potential common shares relating to outstanding stock options and warrants to acquire a total of 1,692,464 and 1,133,000 shares of common stock were outstanding at December 31, 2012 and 2011, respectively. These securities are not included in the computation of diluted net loss per common share for all periods presented as their inclusion would be antidilutive due to losses incurred by the Company in such periods.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued.  Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, we have not identified any new standards that had, or are expected to have, a significant impact on the Company’s financial statements.

Subsequent Events

Management has evaluated events subsequent to December 31, 2012 through the date that the accompanying interim condensed consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

2. Liquidity

The Company has sustained recurring losses and negative cash flows from operations. The Company’s recent operations have been funded primarily from proceeds from a secondary public offering of common stock completed in April 2012. As of December 31, 2012 the Company had cash and cash equivalents of approximately $4.6 million and a working capital balance of approximately $4.8 million. The Company believes that it has sufficient liquidity to meet its funding requirements over the next year. However, the Company’s products have not yet generated significant revenues and the Company’s technology licensing strategy is in the early stages and has not generated any revenues to date. Although management believes that future growth in product and licensing revenues will result in profitable operations and positive cash flows, there can be no assurance that the Company will achieve profitable operations and sufficient cash flow to fund future operations. In the event that the Company is unable to achieve profitable operations and cash flows through expected product sales and/or licensing revenues, it may be necessary to seek additional debt or equity financing in order to accomplish its business plan over the next few years. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

3. Inventories, net

Inventory is recorded at the lower of cost and net realizable value. The cost of substantially all of the Company’s inventory is determined by the weighted average cost method. Inventories consisted of the following:

	December 31,	September 30,
	2012	2012
Finished goods	$109,426	$143,430
Work in process	24,153	11,735
Raw materials	395,472	400,300
	529,051	555,465
Reserve for obsolescence	(98,157)	(111,761)
	$430,894	$443,704

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

December 31, 2012

The Company relies on one supplier for film for its HSS products. The Company’s ability to manufacture its HSS products could be adversely affected if it were to lose its sole source supplier and was unable to find an alternative supplier.

The reserve for obsolescence was reduced by a $13,604 non-cash inventory reserve reduction in the three months ended December 31, 2012 through the use of previously reserved legacy HSS inventory in the production of HSS products and prototypes. The Company expects to continue to realize non-cash inventory reserve reductions through the use of such previously reserved parts.

4. Property and Equipment, net

Property and equipment consisted of the following:

	December 31,	September 30,
	2012	2012
Equipment	$182,124	$180,519
Tooling	124,299	124,299
Furniture and equipment	61,039	58,170
Leasehold improvements	16,266	16,266
	383,728	379,254
Accumulated depreciation	(228,226)	(202,342)
	$155,502	$176,912

Depreciation expense was $25,884 and $16,646 for the three months ended December 31, 2012 and 2011, respectively.

5. Intangible Assets, net

Intangible assets consist of the following:

	December 31,	September 30,
	2012	2012
Purchased technology	$1,225,000	$1,225,000
Patents	219,210	201,745
Defensive patents	183,498	183,498
Licenses and trademarks	16,344	15,462
	1,644,052	1,625,705
Accumulated amortization	(342,980)	(310,844)
	$1,301,072	$1,314,861

Aggregate amortization expense for the Company’s intangible assets was $32,136 and $10,354 during the three months ended December 31, 2012 and 2011, respectively.

As of December 31, 2012 estimated intangible assets amortization expense for each of the next five fiscal years and thereafter are as follows:

Fiscal Years Ending September 30,	Estimated Amortization Expense
2013 (9 months remaining)	$86,471
2014	109,945
2015	104,763
2016	97,264
2017	92,956
Thereafter	809,673

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

December 31, 2012

6. Accrued Liabilities

Accrued liabilities consists of the following:

	December 31,	September 30,
	2012	2012
Payroll and related	$137,830	$93,806
Warranty reserve	5,420	4,242
Customer deposits	8,157	2,187
Accrued research costs	–	32,566
Other	4,415	7,074
	$155,822	$139,875

Details of the estimated warranty liability are as follows:

	Three Months Ended
	December 31,
	2012	2011
Beginning balance	$4,242	$1,534
Warranty provision	3,794	2,134
Warranty settlements	(2,616)	(1,442)
Ending balance	$5,420	$2,226

7. Share-Based Compensation

On September 27, 2010 the Company adopted the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan authorized the grant of options to purchase up to 600,000 shares of the Company’s common stock to directors, officers, employees and consultants. On December 29, 2011 the Company’s Board of Directors adopted, and shareholders subsequently approved, the 2012 Stock Option Plan (the “2012 Plan”) providing the Board of Directors with authority to grant options to purchase up to 253,000 of the shares of common stock remaining available for issuance under the 2010 Plan and up to an additional 600,000 shares of common stock. The 2012 Plan replaced the 2010 Plan but awards previously granted under the 2010 Plan remain outstanding in accordance with their terms. Any outstanding awards under the 2010 Plan that expire or terminate, other than through exercise or share settlement, will also become eligible for grant under the 2012 Plan. At December 31, 2012 a total of 7,500 shares were available for grant under the 2012 Plan.

In August 2012, the Company’s Board of Directors approved, subject to shareholder approval, an amendment to the 2012 Plan, which would provide the Company an additional 500,000 shares of common stock for issuance under the 2012 Plan. Under this amendment, in September 2012 the Company’s Board of Directors granted an option to purchase 25,000 shares of the Company’s common stock to one director for services, however, the option is not considered outstanding until the amendment is approved by shareholders and, if such amendment is not approved by August 17, 2013, the option shall by its terms be cancelled, null and void. No expense has been recorded for the grant and the increase in the 2012 Plan is not included in the option totals below.

At December 31, 2012 the Company had outstanding options to purchase up to 96,000 shares of the Company’s common stock that were granted outside of the 2012 Plan.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date or any revaluation date, and the grant date fair value is recognized as non-cash based compensation expense over the expected vesting term of options. The inputs to the Black-Scholes option pricing model are subjective and generally require significant analysis and judgment to develop. No options were granted during the three months ended December 31, 2012. The following table sets forth the significant weighted-average assumptions used in the Black-Scholes model and the calculation of stock-based compensation cost (annualized percentages):

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

December 31, 2012

	Three Months Ended
	December 31,
	2012	2011
Expected volatility	n/a	90%
Risk-free interest rate	n/a	0.99%
Forfeiture rate	n/a	0.00%
Dividend yield	n/a	0.00%
Expected life in years	n/a	4.96
Weighted average fair value of options granted	n/a	$2.45

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company has a small number of option grants and limited exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term, to estimate expected life (computed as vesting term plus contractual term divided by two). The estimated forfeiture rate was determined to be zero as the number of grantees is limited and all are currently expected to serve in their capacities throughout the vesting period. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts, if any, will be recorded as a cumulative adjustment in the period in which the estimate is changed.

The Company recorded share-based compensation in its statements of operations for the relevant periods as follows:

	Three Months Ended
	December 31,
	2012	2011
Selling, general and administrative	$191,228	$152,291
Research and development	62,435	44,011
	$253,663	$196,302

As of December 31, 2012 total estimated compensation cost relating to stock options granted but not yet vested was $1,569,212. This cost is expected to be recognized over the weighted average period of 2.5 years.

The following table summarizes stock option activity for the period:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (2)
Outstanding October 1, 2012	1,168,500	$3.93
Granted	–	$0.00
Canceled/expired	–	$0.00
Exercised	(1,375)	$1.50
Outstanding December 31, 2012 (1)	1,167,125	$3.94	$3,782,959
Exercisable December 31, 2012	671,292	$3.05	$2,631,142

(1)	Options outstanding are exercisable at prices ranging from $1.50 to $10.98 per share and expire in 2015 to 2017.
(2)	Aggregate intrinsic value is based on the closing price of the Company’s common stock on December 31, 2012 of $6.89.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

December 31, 2012

8. Stockholders’ Equity

Summary

The following table summarizes stockholders’ equity activity for the three months ended December 31, 2012:

	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at September 30, 2012	6,408,151	$6,408	$13,878,294	$(6,632,591)	$7,252,111
Common shares issued upon exercise of stock options	1,346	1	1,873	–	1,874
Share-based compensation expense	–	–	253,663	–	253,663
Net loss for the period	–	–	–	(1,252,120)	(1,252,120)
Balance at December 31, 2012	6,409,497	$6,409	$14,133,830	$(7,884,711)	$6,255,528

Stock Purchase Warrants

At December 31, 2012 the Company had the following share warrants outstanding exercisable for 525,339 shares of common stock at an average exercise price of $4.48 per share:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Stock Purchase Warrants (1)	320,000	$3.75	February 22, 2016
Stock Purchase Warrants	205,339	$5.625	March 21, 2017

(1) Held by related parties.

9. Commitments and Contingencies

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Certain of the Company’s interest bearing collateral money market accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at December 31, 2012 was approximately $4.4 million. The Company has not experienced any losses in such accounts.

Facility Leases

The Company is committed on two facility leases in Poway, California and the remaining future annual minimum lease payment obligation under the leases are $91,515, $84,246 and $83,171 for the nine remaining months ending September 30, 2013 and the years ending September 30, 2014 and 2015, respectively.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

December 31, 2012

Employment Agreement

In April 2012 the Company entered into a five-year employment agreement with Kenneth F. Potashner as Executive Chairman. Under the terms of the employment agreement, the Company may be obligated to pay to Mr. Potashner severance equal to one year of his annual base salary plus targeted bonus if his employment is terminated without cause.

Bonus Plan

On May 1, 2012 the Company adopted a cash bonus plan for the period April 1, 2012 to December 31, 2012, pursuant to which each of the Company’s executive officers and certain other officers, consultants and employees designated by the Board of Directors were eligible to receive a target bonus equal to a percentage of the executive officer’s or other individual’s annualized base compensation if applicable performance objectives were met. At December 31, 2012 the Company had accrued an aggregate of $79,421 for bonuses expected to be paid under the plan.

Equipment Acquisition

In December 2012 the Company became committed on a capital lease related to the acquisition of equipment received and installed in January 2013 with lease payments commencing in February 2013. The monthly lease payment is $3,574 and aggregate future lease commitments over the 48 month term is $171,552.

10. Related Party Transactions

See Notes 7 and 8 for related party transactions and information.

11. Major Customers

For the three months ended December 31, 2012, revenues from two customers accounted for 50% and 15% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. As the Company offers credit to a limited number of customers, at December 31, 2012, accounts receivable from one customer accounted for approximately 99% of total accounts receivable.

For the three months ended December 31, 2011, revenues from two customers accounted for 55% and 11% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. The Company had no accounts receivable at December 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 previously filed with the Securities and Exchange Commission (“SEC”), particularly in the section entitled “Risk Factors”.

Business Overview

We are a technology company with a substantial body of intellectual property focused on delivering novel audio solutions. Our HSS technology pioneered the practical application of parametric acoustic technology for generating sound along a directional ultrasonic column. After our September 2010 spin-off from LRAD Corporation we completed development of a new product line and in July 2011 commenced sales of our HSS-3000 audio systems. The HSS-3000 product line delivers directed audio solutions to customers primarily for digital signage, point-of-purchase, in-store network and related applications that benefit from focused sound targeted to specific locations. Our principal markets are North America, Europe and Asia. We are targeting our technology for new uses in commercial and consumer markets including kiosks and point-of-sale terminals, electronic gaming, computers, video gaming, televisions, home audio, health care, movies and cinema and mobile devices.

We are seeking to expand into new markets through both product sales and licensing. Our licensing strategy is to identify large or high-growth markets, develop needed technology solutions and features, and work with established industry participants and OEMs to make products incorporating our technologies widely available to consumers.

Business Outlook

We believe we are experiencing positive response to our licensing initiative and increased acceptance of our HSS-3000 products. We believe we have a solid technology and product foundation, and we are targeting new markets and applications for business growth. We believe we have strong commercial and consumer market opportunities worldwide. In fiscal 2012 we expanded our business development and selling force both internally and through a network of distributors, integrators and agents. We also added to our engineering and technical staff to support licensees and product sales. We expect increased product sales during the balance of fiscal 2013 and additional licensing and/or co-development arrangements as a result of our licensing initiative.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the year ended September 30, 2012 previously filed with the SEC. The preparation of these financial statements prepared in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to valuation of accounts receivable and inventory, warranty liabilities, impairment of intangible assets, contingencies, the grant date fair value of stock options and warrants, share-based compensation expense, valuation of acquired intangible assets and valuation allowance related to deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Some of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, warranty liabilities, impairments, share-based compensation and valuation of acquired intangible assets. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the three months ended December 31, 2012. For further information on our critical accounting policies, refer to Note 1 to the financial statements in our Annual Report on Form 10-K for the year ended September 30, 2012.

Segment and Related Information

We operate as a single reportable segment on an enterprise-wide basis. We generate revenue by selling our technology-based products and expect future licensing revenues from such technology.

Results of Operations

Comparison of Results of Operations for the Three Months Ended December 31, 2012 and 2011

The following is a discussion of the results of our operations for the three months ended December 31, 2012 and 2011.

Revenues

Revenues were $108,674 for the three months ended December 31, 2012 representing a 68% increase over revenues of $64,781 for the comparable three months of the prior year ended December 31, 2011. In June 2012 we formed a wholly-owned subsidiary, PSC Licensing Corp. to engage in technology licensing activities. We have no licensing revenues to date.

We are pursuing new customers for our HSS-3000 product line, focusing on larger volume applications for the digital signage, kiosk and point-of-sale terminal markets. We are also pursuing business development activities related to other commercial and consumer applications of our technology. We expect increased product sales during fiscal 2013 and new licensing and/or co-development arrangements pursuant to our licensing initiative but we are unable to predict the level of future product sales or the timing of future licensing revenues, if any.

We had no significant backlog at December 31, 2012.

Gross Profit

Gross profit for the three months ended December 31, 2012 was $54,618 (50% of revenues) compared to $39,865 (61% of revenues) for the three months ended December 31, 2011.  The margin in each respective period was positively impacted from usage of parts valued at $9,766 and $3,059 respectively, that had inventory obsolescence and excess parts allowances recorded in prior periods. We continue to develop and implement volume pricing and production strategies, product updates and changes, including raw material and component changes that may impact margins. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. Due to our limited sales and manufacturing history, we do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2012 were $916,597, including non-cash share based compensation expenses of $191,228. This compares to $338,959, including $152,291 of non-cash share based compensation expenses, during the comparable prior-year period ended December 31, 2011. The current year non-cash share based compensation expenses is attributable to vesting of prior awards of options to purchase shares of our common stock to employees and consultants and the effect that the increased price of our common stock during the year had on the quarterly revaluation of non-employee stock options for which service had not been completed. We expect to report significant amounts of non-cash share based compensation expense in future periods from vesting of existing option grants and the possibility of new grants.

Other major cost categories for the three months ended December 31, 2012 included compensation costs of $323,000 (excluding non-cash share based compensation expenses), consulting costs of $60,000, trade show and promotion expenses of $45,000, travel and related costs of $57,000, professional fees of $118,000, public company costs of $95,000 and occupancy costs of $21,000. Our staffing increased from five to fourteen employees between the two periods and we increased the use of outside consultants resulting in increases in compensation costs and related travel costs. Public company costs increased from $40,000 to $95,000 primarily as a result of the engagement of a corporate public relations firm, an increase in the number and compensation of directors and increased director and officer insurance costs. Professional fees increased from $62,000 to $118,000 primarily due to increases in legal costs related to forming our subsidiary HHI and other corporate transactions.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2012 were $391,853, compared to $230,705 for the comparable period ended December 31, 2011. These research and development expenses included non-cash share based compensation expenses of $62,435 and $44,011, respectively.

Major cost categories for the most recent quarter included personnel and consultancy costs of $287,000 (excluding non-cash share based compensation expenses), $16,000 of technical and testing costs associated with our new subsidiary HHI, $24,000 of occupancy costs and fixed asset amortization and depreciation costs of $51,000.

We added research and development personnel and personnel and consultancy costs increased $144,000 during the most recent quarter compared to the quarter ended December 31, 2011. Patent costs and patent, technology and fixed asset amortization and depreciation costs increased by $25,000 as a result of purchased technology amortization and increased patent filings and related research. Prototype and related testing and development costs decreased by $38,000 as a result of more internal development and less reliance on outside design and development resources.

The scope and magnitude of our future research and development expenses are difficult to predict as the amounts required for future product development costs are difficult to estimate but could be substantial.

Net Loss

The net loss for the three months ended December 31, 2012 and 2011 was $1,252,120 and $531,017, respectively. The most recent period loss included $253,663 of non-cash share-based compensation expenses compared to $196,302 for the prior year’s first quarter. We expect to incur additional net losses until we are able to grow revenues to generate sufficient margins to cover operating costs.

Liquidity and Capital Resources

Overview

At December 31, 2012 we had cash of $4.6 million and our current assets exceeded our current liabilities by $4.8 million. Other than cash, accounts receivable and inventory, we have no unused sources of liquidity at this time.

Cash Flows

Operating Activities

During the three months ended December 31, 2012 cash used in operating activities was $856,136. The net loss of $1,252,120 for such period was reduced by net non-cash expenses of $301,873. Cash used in operating activities was also reduced by a $73,288 decrease in accounts receivable, prepaids and inventories and by a $23,439 increase in accounts payable and accrued liabilities.

For the prior year period ended December 31, 2011 cash used in operating activities was $304,960 resulting primarily from the net loss of $531,017 reduced by net non-cash expenses of $221,786.

Investing Activities

We used cash of $4,474 for property and equipment purchases and $18,347 for patent costs during the three months ended December 31, 2012. We have no material commitments for future capital expenditures but expect to continue to incur patent costs in the future.

Financing Activities

During the three months ended December 31, 2012 and 2011 we obtained $1,874 and $153,750, respectively, from the exercise of stock options.

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

We project that our current cash reserves will sustain our operations at least through the next twelve months. We are not aware of any trends or potential events that are likely to adversely impact our short-term liquidity through this term.

Contractual Obligations

Other than aggregate facility and office lease payments of approximately $11,000 per month, the equipment capital lease of $3,574 per month that began in February 2013 and our employment agreement with our Executive Chairman, we have no material contractual obligations.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three-month period ended December 31, 2012, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

At the conclusion of the period ended December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Executive Chairman (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective at the reasonable assurance level as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As of the date of this report, there has not been any material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2012, which could materially and adversely affect our business, financial position, results of operations, cash flows and stock price.

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

PARAMETRIC SOUND CORPORATION

Date: February 7, 2013	By:	/S/ JAMES A. BARNES
James A. Barnes, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

