Form 10-Q
period 2013-03-31
Parametric Sound Corp
filed 2013-05-02
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 1, 2013 was 6,676,044.

1

PARAMETRIC SOUND CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

Forward-looking statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements.

Parametric Sound Corporation

Condensed Consolidated Balance Sheets

	March 31, 2013	September 30,
	(unaudited)	2012

ASSETS
Current assets:
Cash and cash equivalents	$3,822,887	$5,527,647
Accounts receivable	106,669	39,371
Inventories, net	399,474	443,704
Prepaid expenses and other current assets	140,986	62,828
Total current assets	4,470,016	6,073,550
Property and equipment, net	286,040	176,912
Intangible assets, net	1,350,888	1,314,861
Total assets	$6,106,944	$7,565,323

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$327,317	$173,337
Accrued liabilities	104,903	139,875
Capital lease obligation - current portion	36,618	–
Total current liabilities	468,838	313,212

Capital lease obligation - long term	113,574	–
Total liabilities	582,412	313,212

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none issued and outstanding	–	–
Common stock, $0.001 par value, authorized 50,000,000 shares, 6,532,868 and 6,408,151 shares issued and outstanding, respectively	6,533	6,408
Additional paid-in capital	15,358,245	13,878,294
Accumulated deficit	(9,840,246)	(6,632,591)
Total stockholders' equity	5,524,532	7,252,111
Total liabilities and stockholders' equity	$6,106,944	$7,565,323

See accompanying notes to interim condensed consolidated financial statements

Parametric Sound Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Revenues:
Product sales	$152,693	$55,824	$247,061	$119,239
Other revenue	2,691	3,870	16,997	5,236
Total revenues	155,384	59,694	264,058	124,475
Cost of revenues	79,223	27,151	133,279	52,067
Gross profit	76,161	32,543	130,779	72,408

Operating expenses:
Selling, general and administrative	1,443,666	725,639	2,360,263	1,064,598
Research and development	588,100	267,503	979,953	498,208
Total operating expenses	2,031,766	993,142	3,340,216	1,562,806
Loss from operations	(1,955,605)	(960,599)	(3,209,437)	(1,490,398)

Other income (expense):
Interest income	2,526	–	5,601	–
Interest expense	(1,210)	–	(1,210)	–
Other	(1,246)	(698)	(2,609)	(1,916)
	70	(698)	1,782	(1,916)
Net loss	$(1,955,535)	$(961,297)	$(3,207,655)	$(1,492,314)

Net loss per basic and diluted common share	$(0.30)	$(0.22)	$(0.50)	$(0.36)
Weighted average common shares used to compute net loss per basic and diluted common share	6,434,664	4,385,981	6,421,808	4,147,881

See accompanying notes to interim condensed consolidated financial statements

Parametric Sound Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	March 31,
	2013	2012

Cash Flows From Operating Activities:
Net loss	$(3,207,655)	$(1,492,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122,054	74,827
Warranty provision	8,324	5,053
Non-cash inventory reserve	(27,774)	(8,201)
Share-based compensation	1,043,739	559,851
Non-cash research supplies	16,163	–
Changes in assets and liabilities:
Accounts receivable	(67,298)	–
Prepaid expenses and other current assets	(78,158)	(40,114)
Inventories	72,004	(179,393)
Accounts payable	153,980	193,271
Accrued liabilities	(39,231)	50,501
Deferred officer compensation	–	(84,400)
Due to related parties	–	125,000
Warranty settlements	(4,065)	(4,929)
Net cash used in operating activities	(2,007,917)	(800,848)

Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(29,692)	(9,042)
Patent costs paid	(97,550)	(8,093)
Net cash used in investing activities	(127,242)	(17,135)

Cash Flows From Financing Activities:
Proceeds from sale of common stock and warrants	–	8,500,000
Offering costs paid	–	(1,153,287)
Proceeds from exercise of warrants	298,500	–
Proceeds from exercise of stock options	137,837	161,250
Payments on capital lease obligation	(5,938)	–
Net cash provided by financing activities	430,399	7,507,963

Net (decrease) increase in cash	(1,704,760)	6,689,980
Cash, beginning of period	5,527,647	491,764
Cash, end of period	$3,822,887	$7,181,744

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Common stock issued for technology purchased from related party	$–	$975,000
Equipment acquired with capital lease	139,967	–
Payable to related party for technology purchased	–	250,000
Deferred officer compensation paid in common shares	–	140,000
Issuance costs relating to warrants issued to underwriter	–	563,420

See accompanying notes to interim condensed consolidated financial statements

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

March 31, 2013

Note 1—Description of Business and Basis of Accounting/Presentation

Parametric Sound Corporation (“Parametric Sound” or the “Company”) is a technology company focused on delivering novel audio solutions through its HyperSound™ or “HSS®” technology platform, which pioneered the practical application of parametric acoustic technology for generating audible sound along a directional ultrasonic column. The creation of sound using the Company’s technology also creates a unique sound image distinct from traditional audio systems. In addition to its commercial product business, the Company is targeting its technology for new uses in consumer markets including computers, video gaming, televisions, home audio, electronic gaming, health care, movies and cinema and mobile devices.

The Company was incorporated in Nevada on June 2, 2010 as a new, wholly owned subsidiary of LRAD Corporation in order to effect the separation and 100% spin-off of the HSS business (the “Spin-Off”). On September 27, 2010, the Spin-Off was completed and the Company became a stand-alone, independent, publicly traded company. In June 2012 the Company formed PSC Licensing Corp. (“PSC”) and in October 2012 formed HyperSound Health, Inc. (“HHI”) both as wholly-owned subsidiaries. The Company’s corporate headquarters are located in Poway, California. Principal markets for the Company’s products are North America, Europe and Asia.

Basis of Accounting

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying financial statements contain all adjustments necessary in order make the financial statements not misleading. The condensed consolidated balance sheet as of September 30, 2012 was derived from the Company’s most recent audited financial statements, but does not include all disclosures provided by GAAP for complete annual financial statements. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended September 30, 2012, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. Operating results for the three and six months ended March 31, 2013 may not necessarily be indicative of results to be expected for any other interim period in or for the full fiscal year ending September 30, 2013.

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

On March 21, 2012, the Company completed a 1-for-5 reverse split of its common stock. All common stock share and per share information in the accompanying interim condensed consolidated financial statements and notes thereto have been adjusted to reflect retrospective application of the reverse stock split, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: valuation of inventory, valuation of intangible assets, the grant date fair value of stock options and warrants, share-based compensation expense, valuation of acquired intangible assets and valuation allowance related to deferred tax assets.

Financial Instruments

At March 31, 2013, there was no difference between the carrying values of the Company’s cash equivalents and fair market value. For certain financial instruments, including accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their relatively short maturities.

The Company does not have any financial assets and liabilities that are measured at fair value on a recurring basis.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

March 31, 2013

Loss Per Share

Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of the Company. Potential common shares relating to outstanding stock options and warrants to acquire a total of 1,731,022 and 1,374,888 shares of common stock were outstanding at March 31, 2013 and 2012, respectively. These securities are not included in the computation of diluted net loss per common share for all periods presented as their inclusion would be antidilutive due to losses incurred by the Company in such periods.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued.  Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, we have not identified any new standards that had, or are expected to have, a significant impact on the Company’s financial statements.

Subsequent Events

Management has evaluated events subsequent to March 31, 2013 through the date that the accompanying interim condensed consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

2. Liquidity

The Company has sustained recurring losses and negative cash flows from operations. The Company’s recent operations have been funded primarily from proceeds from a secondary public offering of common stock completed in April 2012. As of March 31, 2013 the Company had cash and cash equivalents of approximately $3.8 million and a working capital balance of approximately $4.0 million. In April 2013 the Company received $438,750 cash from the exercise of warrants. The Company believes that it has sufficient liquidity to meet its funding requirements over the next year. However, the Company’s products have not yet generated significant revenues and the Company’s technology licensing strategy is in the early stages and has not generated any revenues to date. Although management believes that future growth in product and licensing revenues will result in profitable operations and positive cash flows, there can be no assurance that the Company will achieve profitable operations and sufficient cash flow to fund future operations. In the event that the Company is unable to achieve profitable operations and cash flows through expected product sales and/or licensing revenues, it may be necessary to seek additional debt or equity financing in order to accomplish its business plan over the next few years. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

3. Inventories, net

Inventory is recorded at the lower of cost and net realizable value. The cost of substantially all of the Company’s inventory is determined by the weighted average cost method. Inventories consisted of the following:

	March 31,	September 30,
	2013	2012
Finished goods	$100,710	$143,430
Work in process	22,881	11,735
Raw materials	359,870	400,300
	483,461	555,465
Reserve for obsolescence	(83,987)	(111,761)
	$399,474	$443,704

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

March 31, 2013

The Company relies on one supplier for film for its HSS products. The Company’s ability to manufacture its HSS products could be adversely affected if it were to lose its sole source supplier and was unable to find an alternative supplier.

The reserve for obsolescence was reduced by a $27,774 non-cash inventory reserve reduction in the six months ended March 31, 2013 through the use of previously reserved legacy HSS inventory in the production of HSS products and prototypes. The Company expects to continue to realize non-cash inventory reserve reductions through the use of such previously reserved parts.

4. Property and Equipment, net

Property and equipment consisted of the following:

	March 31,	September 30,
	2013	2012
Equipment	$194,566	$180,519
Research equipment under capital lease	139,967	–
Tooling	124,299	124,299
Furniture and office	73,815	58,170
Leasehold improvements	16,266	16,266
	548,913	379,254
Accumulated depreciation	(262,873)	(202,342)
	$286,040	$176,912

Depreciation expense was $60,531 and $33,605 for the six months ended March 31, 2013 and 2012, respectively.

5. Intangible Assets, net

Intangible assets consist of the following:

	March 31,	September 30,
	2013	2012
Purchased technology	$1,225,000	$1,225,000
Patents	291,284	201,745
Defensive patents	189,703	183,498
Licenses and trademarks	17,268	15,462
	1,723,255	1,625,705
Accumulated amortization	(372,367)	(310,844)
	$1,350,888	$1,314,861

Aggregate amortization expense for the Company’s intangible assets was $61,523 and $41,222 during the six months ended March 31, 2013 and 2012, respectively.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

March 31, 2013

As of March 31, 2013 estimated intangible assets amortization expense for each of the next five fiscal years and thereafter are as follows:

Estimated
Amortization
Fiscal Years Ending September 30,	Expense
2013 (6 months remaining)	$60,537
2014	116,348
2015	111,024
2016	102,528
2017	97,969
Thereafter	862,482

6. Accrued Liabilities

Accrued liabilities consists of the following:

	March 31,	September 30,
	2013	2012
Payroll and related	$83,128	$93,806
Warranty reserve	8,501	4,242
Customer deposits	682	2,187
Accrued research costs	–	32,566
Other	12,592	7,074
	$104,903	$139,875

Details of the estimated warranty liability are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Beginning balance	$5,420	$2,226	$4,242	$1,534
Warranty provision	4,530	2,919	8,324	5,053
Warranty settlements	(1,449)	(3,487)	(4,065)	(4,929)
Ending balance	$8,501	$1,658	$8,501	$1,658

7. Share-Based Compensation

On September 27, 2010 the Company adopted the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan authorized the grant of options to purchase up to 600,000 shares of the Company’s common stock to directors, officers, employees and consultants. On December 29, 2011 the Company’s Board of Directors adopted, and shareholders subsequently approved, the 2012 Stock Option Plan (the “2012 Plan”) providing the Board of Directors with authority to grant options to purchase up to 253,000 of the shares of common stock remaining available for issuance under the 2010 Plan and up to an additional 600,000 shares of common stock. The 2012 Plan replaced the 2010 Plan but awards previously granted under the 2010 Plan remain outstanding in accordance with their terms. Any outstanding awards under the 2010 Plan that expire or terminate, other than through exercise or share settlement, will also become eligible for grant under the 2012 Plan. In August 2012, the Company’s Board of Directors approved, and shareholders subsequently approved, an amendment to the 2012 Plan, authorizing an additional 500,000 shares of common stock for issuance under the 2012 Plan. At March 31, 2013 there were 292,000 shares available to grant under the 2012 Plan, as amended.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

March 31, 2013

At March 31, 2013 the Company had outstanding options to purchase up to 42,666 shares of the Company’s common stock that were granted outside of the 2012 Plan.

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

	Six Months Ended
	March 31,
	2013	2012
Volatility	88%	90%
Risk-free interest rate	0.52%	1.00%
Forfeiture rate	3.00%	0.00%
Dividend yield	0.00%	0.00%
Expected life in years	3.47	4.67
Weighted average fair value of options granted	$7.91	$3.00

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company has a small number of option grants and limited exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term, to estimate expected life (computed as vesting term plus contractual term divided by two). The estimated forfeiture rate was estimated by class of employee. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts, if any, will be recorded as a cumulative adjustment in the period in which the estimate is changed.

The Company recorded share-based compensation in its interim condensed consolidated statements of operations for the relevant periods as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Selling, general and administrative	$694,714	$284,298	$885,942	$436,589
Research and development	95,362	79,251	157,797	123,262
	$790,076	$363,549	$1,043,739	$559,851

As of March 31, 2013 total estimated compensation cost relating to stock options granted but not yet vested was $2.6 million. This cost can vary with respect to non-employee options based on changes in stock price and other valuation inputs. The remaining estimated cost is expected to be recognized over the weighted average period of 1.9 years.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

March 31, 2013

The following table summarizes stock option activity for the period:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (2)
Outstanding October 1, 2012	1,168,500	$3.93
Granted	215,500	$10.29
Canceled/expired	(53,334)	$10.55
Exercised	(44,646)	$3.09
Outstanding March 31, 2013 (1)	1,286,020	$4.75	$19,673,729
Exercisable March 31, 2013	703,293	$3.39	$11,718,545

(1)	Options outstanding are exercisable at prices ranging from $1.50 to $12.98 per share and expire in 2015 to 2018.
(2)	Aggregate intrinsic value is based on the closing price of the Company’s common stock on March 31, 2013 of $20.05.

Options of Subsidiary

In February 2013, HHI adopted an equity incentive plan under which it may grant options to purchase up to 250 shares of its common stock to HHI employees, directors and consultants. HHI has 1,000 shares of common stock issued and outstanding. During the quarter ended March 31, 2013, HHI granted to consultants and employees options, with a five year term, to purchase 140 shares of HHI common stock at an exercise price of $1,000 per share including an option to purchase 50 shares of HHI common stock granted to the Company’s Executive Chairman (who also serves as the President of HHI). These option grants are subject to a combination of performance and time-based vesting, and also contain certain anti-dilution adjustment rights (which generally allow the option holders to maintain their percentage ownership in HHI during a three-year period from the date of the original option grant), as well as repurchase rights and first refusal rights in favor of HHI. At March 31, 2013 options to purchase 6.25 shares had vested and were exercisable.

The Company used the Black-Scholes option pricing model to determine the estimated fair value of each option using volatility of 73%, a risk-free interest rate of 0.41% to 1.00%, and expected terms of 3-5 years. The Company recorded $4,944 as option expense related to the HHI options for the period ended March 31, 2013 that is included in the consolidated share-based compensation expenses summarized above.

8. Stockholders’ Equity

Summary

The following table summarizes stockholders’ equity activity for the six months ended March 31, 2013:

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2012	6,408,151	$6,408	$13,878,294	$(6,632,591)	$7,252,111
Common shares issued upon exercise of stock options	44,617	45	137,792	–	137,837
Common shares issued upon exercise of warrants	80,100	80	298,420		298,500
Share-based compensation expense	–	–	1,043,739	–	1,043,739
Net loss for the period	–	–	–	(3,207,655)	(3,207,655)
Balance at March 31, 2013	6,532,868	$6,533	$15,358,245	$(9,840,246)	$5,524,532

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

March 31, 2013

Stock Purchase Warrants

The following table summarizes information on warrant activity during the six months ended March 31, 2013:

	Number	Average Purchase Price Per Share
Shares purchasable under outstanding warrants at October 1, 2012	525,339	$4.48
Stock purchase warrants issued	–
Stock purchase warrants exercised	(80,337)	$3.72
Shares purchasable under outstanding warrants at March 31, 2013	445,002	$4.61

At March 31, 2013 the Company had the following share warrants outstanding exercisable for 445,002 shares of common stock at an average exercise price of $4.61 per share:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Stock Purchase Warrants (1)	240,400	$3.75	February 22, 2016
Stock Purchase Warrants	204,602	$5.625	March 21, 2017

(1) Includes 20,000 warrants held by an executive officer.

Subsequent to March 31, 2013 a total of 153,510 warrants were exercised resulting in cash proceeds of $438,750.

9. Commitments and Contingencies

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Certain of the Company’s accounts are insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at March 31, 2013 was approximately $3.6 million. The Company has not experienced any losses in such accounts.

Facility Leases

The Company is committed on two facility leases in Poway, California and the remaining future annual minimum lease payment obligation under the leases are $50,773, $84,246 and $83,171 for the six remaining months ending September 30, 2013 and the years ending September 30, 2014 and 2015, respectively.

Capital Lease

In January 2013, with lease payments that commenced in February 2013, the Company acquired $139,967 of equipment and $16,163 of related supplies pursuant to a $156,130 capital lease. The monthly lease payment is $3,574 and aggregate future lease commitments over the remaining 46-month term was $150,192 at March 31, 2013.

Employment Agreement

In April 2012 the Company entered into a five-year employment agreement with its Executive Chairman. Under the terms of the employment agreement, the Company may be obligated to pay severance equal to one year of his annual base salary plus targeted bonus if his employment is terminated without cause.

Bonus Plan

On February 21, 2013 the Company adopted a cash bonus plan for the period January 1, 2013 to December 31, 2013, pursuant to which each of the Company’s executive officers and certain other officers and consultants designated by the Board of Directors are eligible to receive a target bonus equal to a percentage of the executive officer’s or other individual’s annualized base compensation if applicable performance objectives were met. At March 31, 2013 the Company had accrued an aggregate of $17,094 for bonuses expected to be paid under the plan.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

March 31, 2013

10. Related Party Transactions

Effective April 4, 2013 the Company granted an exclusive, worldwide, royalty-bearing license to its wholly-owned subsidiary HHI to use certain HHS-related intellectual technology in connection with, the use, testing, manufacture, marketing, sale, offering for sale, commercialization, distribution and servicing of products in the medical device and personal sound amplification product fields, as defined in the license, with right to sublicense. The license term runs until the expiration of the last patent owned or licensed. HHI is required to pay royalties to the Company of (i) 15% of all cash and non-cash revenues from any source, including net sales, of the licensed products and (ii) 30% of all cash and non-cash consideration received by HHI from third party license agreements, joint ventures and co-development agreements. If the amount of royalties is less than $1,000,000 before the earlier to occur of (i) April 4, 2017 and (ii) HHI’s procurement of aggregate equity based financing of $20,000,000, then HHI must pay the Company $1,000,000 in royalties; and if the amount of royalties is less than $500,000 in any year following the fourth year of the term, then HHI must pay $500,000 in royalties for each such year.

See Notes 7, 8 and 9 for additional related party transactions and information.

11. Major Customers

For the six months ended March 31, 2013, revenues from two customers accounted for 48% and 21% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. As the Company offers credit to a limited number of customers, at March 31, 2013, accounts receivable from two customers accounted for 62% and 38% of total accounts receivable.

For the six months ended March 31, 2012, revenues from two customers accounted for 44% and 12% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. The Company had no accounts receivable at March 31, 2012.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. See “Cautionary Note Regarding Forward-Looking Statements and Other Information” above. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the SEC on November 28, 2012, as well as the consolidated financial statements and related notes contained therein.

Business Overview

We are a technology company with a substantial body of intellectual property focused on delivering novel audio solutions. Our HSS technology pioneered the practical application of parametric acoustic technology for generating sound along a directional ultrasonic column. After our September 2010 spin-off from LRAD Corporation we completed development of a new product line (HSS-3000) and in July 2011 commenced sales of our HSS-3000 audio systems. The HSS-3000 product line delivers directed audio solutions to customers primarily for commercial use including digital signage, point-of-purchase, in-store network and related applications that benefit from focused sound targeted to specific locations. Our principal markets are North America, Europe and Asia. We are targeting our technology for new uses in consumer markets including computers, video gaming, televisions, home audio, electronic gaming, health care, movies and cinema and mobile devices.

We are seeking to expand into new markets through both product sales and licensing. Our licensing strategy is to identify large or high-growth markets, develop needed technology solutions and features, and work with established industry participants and OEMs to make products incorporating our technologies widely available to consumers.

Business Outlook

We believe we are experiencing positive response to our licensing initiative and increased acceptance of our HSS-3000 products. We believe we have a solid technology and product foundation, and we are targeting new markets and applications for business growth. We also believe we have strong commercial and consumer market opportunities worldwide. In fiscal 2012 we expanded our business development and selling force both internally and through a network of distributors, integrators and agents. We also added to our engineering and technical staff to support licensees and product sales. We expect increased product sales during the balance of fiscal 2013 and licensing and/or co-development arrangements as a result of our licensing initiative.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the year ended September 30, 2012 filed with the SEC. The preparation of these financial statements, prepared in accordance with accounting principles generally accepted in the United States, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to valuation of accounts receivable and inventory, warranty liabilities, impairment of intangible assets, contingencies, the grant date fair value of stock options and warrants, share-based compensation expense, valuation of acquired intangible assets and valuation allowance related to deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Some of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, warranty liabilities, impairments, share-based compensation and valuation of acquired intangible assets. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the six months ended March 31, 2013. For further information on our critical accounting policies, refer to Note 1 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Segment and Related Information

We operate as a single reportable segment on an enterprise-wide basis. We generate revenue by selling our technology-based products and expect future licensing revenues from such technology.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and 2012

The following is a discussion of the results of our operations for the three months ended March 31, 2013 and 2012.

Revenues

Revenues were $155,384 for the three months ended March 31, 2013 representing a 160% increase over revenues of $59,694 for the comparable three months of the prior year ended March 31, 2012. The increase resulted from both new customers and increased shipments to prior customers. In June 2012 we formed a wholly-owned subsidiary, PSC Licensing Corp. to engage in technology licensing activities. We have no licensing revenues to date.

We are pursuing new customers for our HSS-3000 product line, focusing on larger volume commercial applications for the digital signage, retail store, kiosk, point-of-sale terminal markets. We are also pursuing business development activities related to additional commercial and other consumer applications of our technology. We expect increased product sales during fiscal 2013 and new licensing and/or co-development arrangements pursuant to our licensing initiative but we are unable to predict the level of future product sales or the timing of future licensing revenues, if any.

At March 31, 2013 we had backlog of firm purchase orders of $30,145.

Cost of Revenues and Gross Profit

Gross profit for the three months ended March 31, 2013 was $76,161 (49% of revenues) compared to $32,543 (55% of revenues) for the three months ended March 31, 2012.  The margin in each respective period was positively impacted from usage of parts valued at $12,248 and $3,765 respectively, that had inventory obsolescence and excess parts allowances recorded in prior periods. We continue to develop and implement volume pricing and production strategies, product updates and changes, including raw material and component changes that may impact margins. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. Due to our limited sales and manufacturing history, we do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2013 were $1,443,666, including non-cash share based compensation expenses of $694,714. This compares to $725,639, including $284,298 of non-cash share based compensation expenses, during the comparable prior-year period ended March 31, 2012. The current year non-cash share based compensation expenses is attributable to vesting of options to purchase shares of our common stock to employees and consultants and the effect that the increased price of our common stock during the first six months of the current year had on the quarterly revaluation of non-employee stock options for which service had not been completed. We expect to report significant amounts of non-cash share based compensation expense in future periods from vesting of existing option grants and the possibility of new grants.

Other major cost categories for the three months ended March 31, 2013 included compensation and consulting costs of $370,000 (excluding non-cash share based compensation expenses), trade show and promotion expenses of $38,000, travel and related costs of $57,000, professional fees of $100,000, public company costs of $119,000 and occupancy costs of $19,000. Our staffing increased from eight to fifteen employees between the two periods and we increased the use of outside consultants resulting in increases in compensation costs and related travel costs. Public company costs increased from $64,000 to $119,000 primarily as a result of the engagement of a corporate public relations firm, an increase in annual meeting costs this year and increased director and officer insurance costs. Professional fees increased from $29,000 to $120,000 primarily due to increases in legal costs related to our HHI subsidiary and other corporate and licensing activity.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2013 were $588,100, compared to $267,503 for the comparable period ended March 31, 2012. These research and development expenses included non-cash share based compensation expenses of $95,362 and $79,251, respectively.

Major cost categories for the most recent quarter included personnel and consultancy costs of $285,000 (excluding non-cash share based compensation expenses), $60,000 of prototype and testing costs, $22,000 of technical and testing costs associated with our subsidiary HHI, occupancy costs of $22,000 and patent costs and patent, technology and fixed asset amortization and depreciation costs of $68,000.

We added research and development personnel and as a result personnel and consultancy costs increased $186,000 during the most recent quarter compared to the quarter ended March 31, 2012. Prototype and related testing and development costs increased by $35,000 as a result of more internal technology and product development.

The scope and magnitude of our future research and development expenses are difficult to predict as the amounts required for future product development costs are difficult to estimate but could be substantial.

Net Loss

The net loss for the three months ended March 31, 2013 and 2012 was $1,955,535 and $961,297, respectively. The most recent period loss included $790,076 of non-cash share-based compensation expenses compared to $363,549 for the prior year’s second quarter. We expect to incur additional net losses until we are able to grow revenues to generate sufficient margins to cover operating costs.

Comparison of Results of Operations for the Six Months Ended March 31, 2013 and 2012

The following is a discussion of the results of our operations for the six months ended March 31, 2013 and 2012.

Revenues

Revenues were $264,058 for the six months ended March 31, 2013 representing a 112% increase over revenues of $124,475 for the comparable six months of the prior year ended March 31, 2012. The increase resulted from both new customers and increased shipments to prior customers.

At March 31, 2013 we had backlog of firm purchase orders of $30,145.

Cost of Revenues and Gross Profit

Gross profit for the six months ended March 31, 2013 was $130,779 (50% of revenues) compared to $72,408 (58% of revenues) for the six months ended March 31, 2012.  The margin in each respective period was positively impacted from usage of parts valued at $22,013 and $6,824 respectively, that had inventory obsolescence and excess parts allowances recorded in prior periods. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2013 were $2,360,263, including non-cash share based compensation expenses of $885,942. This compares to $1,064,598, including $436,589 of non-cash share based compensation expenses, during the six months ended March 31, 2012. The current year non-cash share based compensation expense is attributable to vesting of options to purchase shares of our common stock to employees and consultants and the effect that the increased price of our common stock during the first six months of the current year had on the quarterly revaluation of non-employee stock options for which service had not been completed. We expect to report significant amounts of non-cash share based compensation expense in future periods from vesting of existing option grants and the possibility of new grants.

Compensation and consulting costs of $754,000 (excluding non-cash share based compensation expenses) for the six months ended March 31, 2013 represented an increase of $390,000 over the prior year’s first six months and resulted from increased personnel and outside consultants. Travel and related costs increased from $18,000 to $114,000 due to sales and marketing efforts to expand our commercial business and pursue licensing. Public company costs increased from $94,000 to $196,000 primarily as a result of the engagement of a corporate public relations firm, an increase in annual meeting costs this year and increased director and officer insurance costs. Professional fees increased from $92,000 to $238,000 primarily due to increases in legal costs related to our HHI subsidiary and other corporate and licensing activity.

Research and Development Expenses

Research and development expenses for the six months ended March 31, 2013 were $979,953, compared to $498,208 for the comparable period ended March 31, 2012. These research and development expenses included non-cash share based compensation expenses of $157,797 and $123,262, respectively.

We added research and development personnel and personnel and consultancy costs accordingly increased $311,000 during the most recent six months compared to the six months ended March 31, 2012 due to increased personnel and outside consulting activities. We incurred $71,000 of prototype and testing costs, comparable to the prior year period. We incurred $44,000 of FDA development costs related to HHI activities during the six months ended March 31, 2013 with no comparable amount for the prior year period. Patent costs and patent, technology and fixed asset amortization and depreciation costs increased by $45,000 compared to the first six months of the prior year as a result of purchased technology amortization, increased patent filings and new assets being depreciated.

Net Loss

The net loss for the six months ended March 31, 2013 and 2012 was $3,207,655 and $1,492,314, respectively. The most recent period loss included $1,043,739 of non-cash share-based compensation expenses compared to $559,851 for the prior year’s first six months.

Liquidity and Capital Resources

Overview

At March 31, 2013 we had cash of $3.8 million and our current assets exceeded our current liabilities by $4.0 million. In April 2013 we received $438,750 cash from the exercise of outstanding stock warrants. Other than cash, accounts receivable and inventory, we have no unused sources of liquidity at this time.

Cash Flows

Operating Activities

Net cash used in operating activities was $2,007,917 and $800,848 for the six months ended March 31, 2013 and 2012, respectively. The overall increase of $1,207,069 between the two periods was primarily related to the increase of $1,715,341 in net loss between periods ($530,976 of which increase related to non-cash expenses), but was also affected by an increase in the growth of accounts receivable during the six months ended March 31, 2013 of $67,298 and prepaid expenses of $78,158 and reduced by a $153,980 increase in accounts payable.

Investing Activities

We used cash of $29,692 for property and equipment purchases and $97,550 for patent costs during the six months ended March 31, 2013. We acquired $139,967 of equipment and $16,163 of supplies through a capital lease. We have no material commitments for future capital expenditures but expect to continue to incur patent costs in the future.

Financing Activities

During the six months ended March 31, 2013 we obtained $298,500 from the exercise of warrants and during the six months ended March 31, 2013 and 2012 we obtained $137,837 and $161,250, respectively, from the exercise of stock options. During the six months ended March 31, 2012 we obtained $7.35 million net proceeds from our March 2012 secondary public offering. During the most recent six months we made payments reducing our capital lease obligation of $5,938.

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

Contractual Obligations

Other than aggregate facility and office lease payments of approximately $11,000 per month, the equipment capital lease of $3,574 per month and our employment agreement with our Executive Chairman, we have no material contractual obligations.

Off-Balance Sheet Transactions

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six-month period ended March 31, 2013, or subsequently thereto, that we believe are of potential significance to our financial statements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk.

As a smaller reporting company (as such term is defined under Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K), we are electing to follow the scaled disclosure reporting obligations available to a smaller reporting company and therefore are not required to provide the information required by this Item.

Item  4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e)) of the Exchange Act are designed to ensure that (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

At the conclusion of the period ended March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our Executive Chairman (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective at the reasonable assurance level as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this report, there have not been any material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2012, which could materially and adversely affect our business, financial position, results of operations, cash flows and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 21, 2013, we issued an aggregate of 500 shares of common stock to one investor upon the conversion of a warrant to purchase an aggregate of 737 shares of common stock at an exercise price of $5.625 per share. Pursuant to the cashless net exercise feature of the warrant, the warrant could be converted, in lieu of cash exercise, into a number of shares of common stock determined by multiplying the number of shares purchasable under the warrant by the difference between the fair market value of the common stock computed on the date of conversion and the warrant exercise price, and dividing such product by the fair market value of the common stock computed on the date of conversion. The fair market value of the common stock determined in accordance with the warrant on the date of conversion was $17.45 per share. The shares were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Amendment No. 2 to 2012 Stock Option Plan dated February 21, 2013.

10.2	Incentive Stock Option Agreement between the HyperSound Health, Inc. and Kenneth F. Potashner dated March 5, 2013 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on March 8, 2013).

10.3	HyperSound Health, Inc. 2013 Equity Incentive Plan effective as of February 17, 2013 (incorporated by reference to Exhibit 99.2 to the Form 8-K filed with the SEC on March 8, 2013).

31.1	Certification of Kenneth F. Potashner, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James A. Barnes, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Kenneth F. Potashner, Principal Executive Officer and James A. Barnes, Principal Financial Officer.

Extensible Business Reporting Language (XBRL) Exhibits*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARAMETRIC SOUND CORPORATION

Date: May 2, 2013	By:	/S/ JAMES A. BARNES
James A. Barnes, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

