Form 10-Q
period 2013-06-30
Parametric Sound Corp
filed 2013-08-08
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 7, 2013 was 6,818,321.

PARAMETRIC SOUND CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	The status and timing of our proposed merger with VTB Holdings, Inc. (“Turtle Beach”) and related transactions;
•	Our history of losses;
•	The limited number of suppliers for some of our components;
•	Our market being characterized by rapidly advancing technology;
•	The impact of competitive products, technologies and pricing;
•	Manufacturing capacity constraints and difficulties;
•	Local, regional, national and international economic conditions and events and the impact they may have on us and our customers;
•	Continued volatility in the credit and equity markets and the resulting effect on the general economy;
•	Our success at managing the risks involved in the foregoing items;
•	The commercialization of our proprietary technologies;
•	The implementation of our business model and strategic plans for our business and technology;
•	The scope of protection we are able to establish and maintain for intellectual property rights covering our technology;
•	Our belief that existing resources and planned product revenues will provide sufficient liquidity to meet our funding requirements over the next year;
•	Our belief that we have strong commercial, consumer and healthcare market opportunities worldwide;
•	Our expectation of increased product sales for the balance of fiscal 2013 and 2014 and future licensing revenue;
•	Estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	The timing or likelihood of regulatory filings and approvals including with respect to HSS products as medical devices;
•	Risks related to our proposed merger with Turtle Beach, as described in more detail later in this report under the heading “Part II – Item 1A. Risk Factors”;
•	Our financial performance; and
•	Developments relating to our competitors and our industry.

Forward-looking statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and in Part II, “Item 1A. Risk Factors” of this report.

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

Parametric Sound Corporation

Condensed Consolidated Balance Sheets

	June 30,
	2013	September 30,
	(unaudited)	2012

ASSETS
Current assets:
Cash and cash equivalents	$3,282,863	$5,527,647
Accounts receivable	190,298	39,371
Inventories, net	464,755	443,704
Prepaid expenses and other current assets	121,107	62,828
Total current assets	4,059,023	6,073,550
Property and equipment, net	248,766	176,912
Intangible assets, net	1,379,864	1,314,861
Total assets	$5,687,653	$7,565,323

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$580,424	$173,337
Accrued liabilities	145,764	139,875
Capital lease obligation - current portion	37,050	–
Total current liabilities	763,238	313,212

Capital lease obligation - long term	104,147	–
Total liabilities	867,385	313,212

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none issued and outstanding	–	–
Common stock, $0.001 par value, authorized 50,000,000 shares, 6,755,576 and 6,408,151 shares issued and outstanding, respectively	6,756	6,408
Additional paid-in capital	16,545,508	13,878,294
Accumulated deficit	(11,731,996)	(6,632,591)
Total stockholders' equity	4,820,268	7,252,111
Total liabilities and stockholders' equity	$5,687,653	$7,565,323

See accompanying notes to interim condensed consolidated financial statements

Parametric Sound Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues:
Product sales	$211,840	$33,568	$458,901	$152,807
Other revenue	–	824	16,997	6,060
Total revenues	211,840	34,392	475,898	158,867
Cost of revenues	110,383	18,529	243,662	70,596
Gross profit	101,457	15,863	232,236	88,271

Operating expenses:
Selling, general and administrative	1,431,235	1,325,857	3,791,498	2,390,455
Research and development	560,927	404,413	1,540,880	902,621
Total operating expenses	1,992,162	1,730,270	5,332,378	3,293,076
Loss from operations	(1,890,705)	(1,714,407)	(5,100,142)	(3,204,805)

Other income (expense):
Interest income	1,811	–	7,412	–
Interest expense	(1,728)	–	(2,938)	–
Other	(1,128)	6,919	(3,737)	5,003
	(1,045)	6,919	737	5,003
Net loss	$(1,891,750)	$(1,707,488)	$(5,099,405)	$(3,199,802)

Net loss per basic and diluted common share	$(0.28)	$(0.27)	$(0.78)	$(0.66)
Weighted average common shares used to compute net loss per basic and diluted common share	6,700,258	6,328,988	6,514,620	4,872,264

See accompanying notes to interim condensed consolidated financial statements

Parametric Sound Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	June 30,
	2013	2012

Cash Flows From Operating Activities:
Net loss	$(5,099,405)	$(3,199,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192,783	125,060
Warranty provision	14,458	7,743
Non-cash inventory reserve	(49,093)	(15,781)
Share-based compensation	1,562,560	1,408,876
Warrants issued for services	25,000	–
Non-cash research and development supplies	16,163	–
Changes in assets and liabilities:
Accounts receivable	(150,927)	–
Prepaid expenses and other current assets	(58,279)	(17,713)
Inventories	28,042	(170,063)
Accounts payable	407,087	13,642
Accrued liabilities	(2,023)	82,959
Deferred officer compensation	–	(84,400)
Warranty settlements	(6,546)	(7,754)
Net cash used in operating activities	(3,120,180)	(1,857,233)

Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(32,320)	(69,466)
Patent costs paid	(157,353)	(25,819)
Cash paid for technology purchased from related party	–	(250,000)
Net cash used in investing activities	(189,673)	(345,285)

Cash Flows From Financing Activities:
Proceeds from sale of common stock and warrants	–	9,240,304
Offering costs paid	–	(1,240,713)
Proceeds from exercise of warrants	942,165	–
Proceeds from exercise of stock options	137,837	166,250
Payments on capital lease obligation	(14,933)	–
Net cash provided by financing activities	1,065,069	8,165,841

Net (decrease) increase in cash	(2,244,784)	5,963,323
Cash and cash equivalents, beginning of period	5,527,647	491,764
Cash and cash equivalents, end of period	$3,282,863	$6,455,087

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Common stock issued for technology purchased from related party	$–	$975,000
Equipment acquired with capital lease	139,967	–
Deferred officer compensation paid in common shares	–	140,000
Issuance costs relating to warrants issued to underwriter	–	622,729

See accompanying notes to interim condensed consolidated financial statements

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

June 30, 2013

Note 1—Description of Business and Basis of Accounting/Presentation

Parametric Sound Corporation (“Parametric Sound” or the “Company”) is a technology company focused on delivering novel audio solutions through its HyperSound™ or “HSS®” technology platform, that pioneered the practical application of parametric acoustic technology for generating audible sound along a directional ultrasonic column. The creation of sound using the Company’s technology creates a unique sound image distinct from traditional audio systems. In addition to its commercial product business, the Company is targeting its technology for new uses in consumer markets including computers, video gaming, televisions, home audio, electronic gaming, health care, movies and cinema and mobile devices.

The Company was incorporated in Nevada on June 2, 2010 as a new, wholly owned subsidiary of LRAD Corporation in order to effect the separation and 100% spin-off of the HSS business (the “Spin-Off”). On September 27, 2010, the Spin-Off was completed and the Company became a stand-alone, independent, publicly traded company. In June 2012 the Company formed PSC Licensing Corp. (“PSC”) and in October 2012 formed HyperSound Health, Inc. (“HHI”), both as wholly-owned subsidiaries. The Company’s corporate headquarters are located in Poway, California. Principal markets for the Company’s products are North America, Europe and Asia.

Basis of Accounting

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying financial statements contain all adjustments necessary in order make the financial statements not misleading. The condensed consolidated balance sheet as of September 30, 2012 was derived from the Company’s most recent audited financial statements, but does not include all disclosures provided by GAAP for complete annual financial statements. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended September 30, 2012, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. Operating results for the three and nine months ended June 30, 2013 may not necessarily be indicative of results to be expected for any other interim period in or for the full fiscal year ending September 30, 2013.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: valuation of inventory, valuation of intangible assets, grant date fair value of stock options and warrants, share-based compensation expense, valuation of acquired intangible assets and valuation allowance related to deferred tax assets.

Financial Instruments

At June 30, 2013, there was no difference between the carrying values of the Company’s cash equivalents and fair market value. For certain financial instruments, including accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their relatively short maturities.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

June 30, 2013

The Company does not have any financial assets and liabilities that are measured at fair value on a recurring basis.

Loss Per Share

Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of the Company. Potential common shares relating to outstanding stock options and warrants to acquire a total of 1,497,218 and 1,641,839 shares of common stock were outstanding at June 30, 2013 and 2012, respectively. These securities are not included in the computation of diluted net loss per common share for all periods presented as their inclusion would be antidilutive due to losses incurred by the Company in such periods.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued.  Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, we have not identified any new standards that had, or are expected to have, a significant impact on the Company’s financial statements.

Subsequent Events

Management has evaluated events subsequent to June 30, 2013 through the date that the accompanying interim condensed consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

2. Liquidity

The Company has sustained recurring losses and negative cash flows from operations. The Company’s recent operations have been funded primarily from proceeds from a secondary public offering of common stock completed in April 2012 and proceeds from the exercise of warrants and options. As of June 30, 2013 the Company had cash and cash equivalents of approximately $3.3 million and a working capital balance of approximately $3.3 million. Management believes that existing resources and planned product revenues are likely to, but may not, provide sufficient liquidity to meet current operating requirements over the next year. As a result of increased costs (including strategic transaction costs) and financing requirements of the proposed merger (see Note 12), the Company intends to seek additional financing. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

3. Inventories, net

Inventory is recorded at the lower of cost and net realizable value. The cost of substantially all of the Company’s inventory is determined by the weighted average cost method. Inventories consisted of the following:

	June 30,	September 30,
	2013	2012
Finished goods	$114,903	$143,430
Work in process	32,821	11,735
Raw materials	379,700	400,300
	527,424	555,465
Reserve for obsolescence	(62,669)	(111,761)
	$464,755	$443,704

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

June 30, 2013

The Company relies on one supplier for film for its HSS products. The Company’s ability to manufacture its HSS products could be adversely affected if it were to lose its sole source supplier and was unable to find an alternative supplier.

The reserve for obsolescence was reduced by a $49,093 non-cash inventory reserve reduction in the nine months ended June 30, 2013 through the use of previously reserved legacy HSS inventory in the production of HSS products and prototypes. The Company expects to continue to realize non-cash inventory reserve reductions through the use of such previously reserved parts.

4. Property and Equipment, net

Property and equipment consisted of the following:

	June 30,	September 30,
	2013	2012
Equipment	$194,566	$180,519
Research equipment under capital lease	139,967	–
Tooling	125,433	124,299
Furniture and office equipment	75,309	58,170
Leasehold improvements	16,266	16,266
	551,541	379,254
Accumulated depreciation	(302,775)	(202,342)
	$248,766	$176,912

Depreciation expense was $100,433 and $52,821 for the nine months ended June 30, 2013 and 2012, respectively.

5. Intangible Assets, net

Intangible assets consist of the following:

	June 30,	September 30,
	2013	2012
Purchased technology	$1,225,000	$1,225,000
Patents	350,330	201,745
Defensive patents	190,213	183,498
Licenses and trademarks	17,515	15,462
	1,783,058	1,625,705
Accumulated amortization	(403,194)	(310,844)
	$1,379,864	$1,314,861

Aggregate amortization expense for the Company’s intangible assets was $92,350 and $72,239 during the nine months ended June 30, 2013 and 2012, respectively.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

June 30, 2013

As of June 30, 2013 estimated intangible assets amortization expense for each of the next five fiscal years and thereafter are as follows:

Estimated
Amortization
Fiscal Years Ending September 30,	Expense
2013 (3 months remaining)	$51,592
2014	120,955
2015	115,630
2016	106,996
2017	99,529
Thereafter	885,162

6. Accrued Liabilities

Accrued liabilities consists of the following:

	June 30,	September 30,
	2013	2012
Payroll and related	$112,055	$93,806
Warranty reserve	12,154	4,242
Customer deposits	682	2,187
Accrued research costs	–	32,566
Other	20,873	7,074
	$145,764	$139,875

Details of the estimated warranty liability are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Beginning balance	$8,501	$1,658	$4,242	$1,534
Warranty provision	6,134	2,690	14,458	7,743
Warranty settlements	(2,481)	(2,825)	(6,546)	(7,754)
Ending balance	$12,154	$1,523	$12,154	$1,523

7. Share-Based Compensation

On September 27, 2010 the Company adopted the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan authorized the grant of options to purchase up to 600,000 shares of the Company’s common stock to directors, officers, employees and consultants. On December 29, 2011 the Company’s Board of Directors adopted, and stockholders subsequently approved, the 2012 Stock Option Plan (the “2012 Plan”) providing the Board of Directors with authority to grant options to purchase up to 253,000 of the shares of common stock remaining available for issuance under the 2010 Plan and up to an additional 600,000 shares of common stock. The 2012 Plan replaced the 2010 Plan but awards previously granted under the 2010 Plan remain outstanding in accordance with their terms. Any outstanding awards under the 2010 Plan that expire or terminate, other than through exercise or share settlement, will also become eligible for grant under the 2012 Plan. In August 2012, the Company’s Board of Directors approved, and stockholders subsequently approved, an amendment to the 2012 Plan, authorizing an additional 500,000 shares of common stock for issuance under the 2012 Plan. At June 30, 2013 there were 277,000 shares available to grant under the 2012 Plan, as amended.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

June 30, 2013

At June 30, 2013 the Company had outstanding options to purchase up to 32,000 shares of the Company’s common stock that were granted outside of the 2012 Plan.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of each option as of its grant date or any revaluation date, and the grant date fair value is recognized as non-cash based compensation expense over the expected vesting term of options. The inputs to the Black-Scholes option-pricing model are subjective and generally require significant analysis and judgment to develop. The following table sets forth the significant weighted-average assumptions used in the Black-Scholes model and the calculation of stock-based compensation cost (annualized percentages):

	Nine Months Ended
	June 30,
	2013	2012
Volatility	88%	90%
Risk-free interest rate	0.51%	0.98%
Forfeiture rate	3.00%	0.00%
Dividend yield	0.00%	0.00%
Expected life in years	3.41	4.75
Weighted average fair value of options granted	$7.36	$3.70

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company has a small number of option grants and limited exercise history and accordingly for all new option grants has applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term, to estimate expected life (computed as vesting term plus contractual term divided by two). The estimated forfeiture rate was estimated by class of employee. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts, if any, will be recorded as a cumulative adjustment in the period in which the estimate is changed.

The Company recorded share-based compensation in its interim condensed consolidated statements of operations for the relevant periods as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Selling, general and administrative	$405,321	$777,434	$1,291,263	$1,214,023
Research and development	113,500	71,591	271,297	194,853
	$518,821	$849,025	$1,562,560	$1,408,876

As of June 30, 2013 total estimated compensation cost relating to stock options granted but not yet vested was approximately $2.0 million. This cost can vary with respect to non-employee options based on changes in stock price and other valuation inputs. The remaining estimated cost is expected to be recognized over the weighted average period of 1.8 years.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

June 30, 2013

The following table summarizes stock option activity for the period:

	Number	Weighted Average	Aggregate Intrinsic
	of Shares	Exercise Price	Value (2)
Outstanding October 1, 2012	1,168,500	$3.93
Granted	230,500	$10.70
Canceled/expired	(64,000)	$10.55
Exercised	(44,646)	$3.09
Outstanding June 30, 2013 (1)	1,290,354	$4.84	$14,726,057
Exercisable June 30, 2013	776,589	$3.61	$9,816,240

(1)	Options outstanding are exercisable at prices ranging from $1.50 to $16.71 per share and expire in 2015 to 2018.
(2)	Aggregate intrinsic value is based on the closing price of the Company’s common stock on June 30, 2013 of $16.25.

Options of Subsidiary

In February 2013, HHI adopted an equity incentive plan under which it may grant options to purchase up to 250 shares of its common stock to HHI employees, directors and consultants. HHI has 1,000 shares of common stock issued and outstanding. In February and March 2013, HHI granted to consultants and employees options, with a five year term, to purchase 140 shares of HHI common stock at an exercise price of $1,000 per share including an option to purchase 50 shares of HHI common stock granted to the Company’s Executive Chairman (who also serves as the President of HHI). These option grants are subject to a combination of performance and time-based vesting, and also contain certain anti-dilution adjustment rights (which generally allow the option holders to maintain their percentage ownership in HHI during a three-year period from the date of the original option grant), as well as repurchase rights and first refusal rights in favor of HHI. At June 30, 2013 options to purchase 10 shares had vested and were exercisable.

The Company used the Black-Scholes option-pricing model to determine the estimated fair value of each option using a weighted average volatility of 72%, a weighted average risk-free interest rate of 0.68%, and expected terms of 3-5 years. The Company recorded $10,948 as option expense related to the HHI options for the period ended June 30, 2013 that is included in the consolidated share-based compensation expenses summarized above.

In August 2013, in connection with the proposed merger (see Note 12), previously granted options on 100 shares (including the 50 shares held by the Company’s Executive Chairman) were amended to narrow certain performance vesting conditions and to provide that the options on such 100 shares terminate upon the closing of the merger or a specified alternative acquisition.

8. Stockholders’ Equity

Summary

The following table summarizes stockholders’ equity activity for the nine months ended June 30, 2013:

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2012	6,408,151	$6,408	$13,878,294	$(6,632,591)	$7,252,111
Common shares issued upon exercise of stock options	44,617	45	137,792	–	137,837
Common shares issued upon exercise of warrants for cash	251,244	251	941,914	–	942,165
Common shares issued upon cashless exercise of warrants	51,564	52	(52)	–	–
Warrants issued to vendor for services	–	–	25,000	–	25,000
Share-based compensation expense	–	–	1,562,560	–	1,562,560
Net loss for the period	–	–	–	(5,099,405)	(5,099,405)
Balance at June 30, 2013	6,755,576	$6,756	$16,545,508	$(11,731,996)	$4,820,268

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

June 30, 2013

Stock Purchase Warrants

The following table summarizes information on warrant activity during the nine months ended June 30, 2013:

	Number	Average Purchase Price Per Share
Shares purchasable under outstanding warrants at October 1, 2012	525,339	$4.48
Stock purchase warrants issued	4,200	$8.72
Stock purchase warrants exercised	(322,675)	$4.16
Shares purchasable under outstanding warrants at June 30, 2013	206,864	$5.06

The Company issued 4,200 warrants exercisable for five years at $8.72 per share to a corporate vendor as payment for a $25,000 obligation.

At June 30, 2013 the Company had the following share warrants outstanding exercisable for 206,864 shares of common stock at an average exercise price of $5.06 per share:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Stock Purchase Warrants (1)	68,756	$3.75	February 22, 2016
Stock Purchase Warrants	133,908	$5.625	March 21, 2017
Stock Purchase Warrants	4,200	$8.720	June 30, 2018

(1) Includes 20,000 warrants held by an executive officer.

Subsequent to June 30, 2013, a total of 20,763 warrants were converted pursuant to cashless net exercise features resulting in the issuance of 13,989 shares of common stock and warrants to purchase 48,756 shares of common stock were exercised resulting in cash proceeds of $182,835.

9. Commitments and Contingencies

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Certain of the Company’s accounts are insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at June 30, 2013 was approximately $3.0 million. The Company has not experienced any losses in such accounts.

Facility Leases

The Company is committed on a facility lease in Poway, California and the remaining future annual minimum lease payment obligation under the lease is $26,440 for the three months ended September 30, 2013 and $107,887 and $107,521 for the years ending September 30, 2014 and 2015, respectively.

Capital Lease

In January 2013, with lease payments that commenced in February 2013, the Company acquired $139,967 of equipment and $16,163 of related supplies pursuant to a $156,130 capital lease. The monthly lease payment is $3,574 and aggregate future lease commitments over the remaining 43-month term was $153,680 at June 30, 2013.

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

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

June 30, 2013

Bonus Plan

On February 21, 2013, the Company adopted a cash bonus plan for the period January 1, 2013 to December 31, 2013, pursuant to which each of the Company’s executive officers and certain other officers and consultants designated by the Board of Directors are eligible to receive a target bonus equal to a percentage of the executive officer’s or other individual’s annualized base compensation if applicable performance objectives were met. At June 30, 2013, the Company had accrued an aggregate of $34,187 for bonuses expected to be paid under the plan. In August 2013, in connection with the proposed merger (see Note 12), and as authorized under the cash bonus plan, the Board of Directors approved, for its three executive officers, the closing of the merger as a performance objective eligible for the maximum bonus payout for 2013.

10. Related Party Transactions

In April 2013 the Company granted an exclusive, worldwide, royalty-bearing license to use certain HHS-related intellectual property to its wholly-owned subsidiary HHI. On July 23, 2013, the Company entered into an amended and restated license agreement with HHI to narrow the scope of the license such that the intellectual property and technology licensed thereunder may be used by HHI solely for, and in connection with, the use, testing, manufacture, marketing, sale, offering for sale, commercialization, distribution and servicing of products in the medical device field and no longer for the “personal sound amplification product” field. The license term runs until the expiration of the last patent owned or licensed. HHI is required to pay royalties to the Company of (i) 15% of all cash and non-cash revenues from any source, including net sales, of the licensed products and (ii) 30% of all cash and non-cash consideration received by HHI from third party license agreements, joint ventures and co-development agreements. If the amount of royalties is less than $1,000,000 before the earlier to occur of (i) April 4, 2017 and (ii) HHI’s procurement of aggregate equity based financing of $20,000,000, then HHI must pay the Company $1,000,000 in royalties; and if the amount of royalties is less than $500,000 in any year following the fourth year of the term, then HHI must pay $500,000 in royalties for each such year.

See Notes 7, 8 and 9 for additional related party transactions and information.

11. Major Customers

For the nine months ended June 30, 2013, revenues from two customers accounted for 41% and 29% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. As the Company offers credit to a limited number of customers, at June 30, 2013, accounts receivable from three customers accounted for 64%, 24% and 10%, respectively, of total accounts receivable.

For the nine months ended June 30, 2012, revenues from two customers accounted for 38% and 21% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. The Company had no accounts receivable at June 30, 2012.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

June 30, 2013

12. Subsequent Events

See Notes 7, 8, 9 and 10 for additional subsequent event information.

Agreement and Plan of Merger

On August 5, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VTB Holdings, Inc. (“Turtle Beach”). The Merger Agreement provides, that upon the terms and subject to the conditions of the Merger Agreement a wholly-owned subsidiary of the Company will merge with and into Turtle Beach resulting in Turtle Beach becoming a wholly-owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, the Company will issue shares of common stock to the former Turtle Beach stockholders which, together with options to purchase shares of Turtle Beach common stock that will be converted into options to purchase shares of the Company’s common stock (and will be assumed by the Company at the effective time of the Merger), will represent approximately 80% of the Company’s common stock on a fully-diluted basis after the Merger, subject to adjustment pursuant to the Merger Agreement. Certain redeemable, non-convertible preferred stock of Turtle Beach with a stated value of $12,000,000, plus dividends accrued but unpaid thereon, as well as certain phantom stock units of Turtle Beach, will remain outstanding following the Merger and will not be exchanged for Company common stock.

The Merger Agreement requires the Company to cause, as of the effective time of the Merger, the size of the Company’s Board of Directors to consist of a total nine members, initially to be comprised of five individuals identified by Turtle Beach and two individuals identified by the Company, and two vacancies.

The Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The consummation of the Merger is subject to a number of conditions, including, but not limited to, (i) adoption and approval of the Merger Agreement and the Merger by Company’s stockholders in accordance with NASDAQ rules, (ii) the approval of the continued listing application by NASDAQ, (iii) the completion of a qualifying capital raising transaction through the incurrence of debt or the issuance of equity by the Company, with net proceeds of at least $5,000,000, (iv) and certain other closing conditions. The exchange ratio is subject to potential adjustment as described in the Merger Agreement depending upon the amount of qualifying equity proceeds (minimum of $5 million to maximum of $15 million), if any, obtained by the Company prior to closing of the Merger.

Each of the Company and Turtle Beach have made customary representations, warranties and covenants in the Merger Agreement, including among others, covenants that: (i) each party will conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the consummation of the Merger; (ii) each party will not engage in certain kinds of transactions or take certain actions during such period, and (iii) the Company will convene and hold a meeting of its stockholders for the purpose of considering the adoption and approval of the Merger Agreement and the transactions contemplated thereby and the board of directors of the Company will recommend that its stockholders adopt and approve the Merger Agreement and the Merger, subject to certain exceptions.  After a period of 30 days, the Company also has agreed not to solicit proposals relating to alternative business combinations or enter into discussions or an agreement concerning any proposals for alternative business combinations, subject to exceptions in the event of the Company’s receipt of a “superior proposal.”

The Merger Agreement contains certain termination rights in favor of each of the Company and Turtle Beach under specified circumstances. Upon termination in specified circumstances (including, but not limited to, in the event that the Board of Directors of the Company changes its recommendation that its stockholders approve the principal terms of the Merger Agreement and the Merger, or elects to pursue a superior proposal from a third party), (i) the Company may be required to pay to Turtle Beach a termination fee of $1,000,000 and/or enter into a license agreement with Turtle Beach with respect to certain Company intellectual property for use in console audio products on an exclusive basis and computer audio products on a non-exclusive basis, or (ii) Turtle Beach may be required to pay the Company a termination fee of $1,000,000. The Merger Agreement may be terminated by either party if the Merger has not occurred on or prior to February 28, 2014.

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

Business Overview

We are a technology company with a substantial body of intellectual property focused on delivering novel audio solutions. Our HSS technology pioneered the practical application of parametric acoustic technology for generating sound along a directional ultrasonic column. After our September 2010 spin-off from LRAD Corporation, we completed development of a new product line (HSS-3000) and in July 2011 commenced sales of our HSS-3000 audio systems. The HSS-3000 product line delivers directed audio solutions to customers primarily for commercial use including digital signage, point-of-purchase, in-store network and related applications that benefit from focused sound targeted to specific locations. Our principal markets are North America, Europe and Asia. We are targeting our technology for new uses in consumer markets including computers, video gaming, televisions, home audio, electronic gaming, health care, movies and cinema and mobile devices.

We are seeking to expand into new markets through both product sales and licensing. Our licensing strategy is to identify large or high-growth markets, develop needed technology solutions and features, and work with established industry participants and OEMs to make products incorporating our technologies widely available to consumers.

Recent Strategic Developments

Agreement and Plan of Merger

On August 5, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VTB Holdings, Inc., (“Turtle Beach”). The Merger Agreement provides, that upon the terms and subject to the conditions of the Merger Agreement our wholly-owned subsidiary will merge with and into Turtle Beach resulting in Turtle Beach becoming our wholly-owned subsidiary (the “Merger”). At the effective time of the Merger, we will issue shares of common stock to the former Turtle Beach stockholders which, together with options to purchase shares of Turtle Beach common stock that will be converted into options to purchase shares of our common stock (and will be assumed by us at the effective time of the Merger), will represent approximately 80% of our common stock on a fully-diluted basis after the Merger subject to adjustment pursuant to the Merger Agreement. Certain redeemable, non-convertible preferred stock of Turtle Beach with a stated value of $12,000,000, plus dividends accrued but unpaid thereon, as well as certain phantom stock units of Turtle Beach, will remain outstanding following the Merger and will not be exchanged for our common stock.

The Merger Agreement requires us to cause, as of the effective time of the Merger, the size of our Board of Directors to consist of a total nine members, initially to be comprised of five individuals identified by Turtle Beach and two individuals identified by us, and (iii) two vacancies.

The Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The consummation of the Merger is subject to a number of conditions, including, but not limited to, (i) adoption and approval of the Merger Agreement and the Merger by our stockholders in accordance with NASDAQ rules, (ii) the approval of the continued listing application by NASDAQ, (iii) the completion of a qualifying capital raising transaction through the incurrence of debt or the issuance of equity by us, with net proceeds of at least $5,000,000, (iv) and certain other closing conditions. The exchange ratio is subject to potential adjustment as described in the Merger Agreement depending upon the amount of qualifying equity proceeds (minimum of $5 million to maximum of $15 million), if any, obtained by us prior to closing of the Merger.

We and Turtle Beach have each made customary representations, warranties and covenants in the Merger Agreement, including among others, covenants that: (i) each party will conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the consummation of the Merger; (ii) each party will not engage in certain kinds of transactions or take certain actions during such period, and (iii) we will convene and hold a meeting of its stockholders for the purpose of considering the adoption and approval of the Merger Agreement and the transactions contemplated thereby and our board of directors will recommend that our stockholders adopt and approve the Merger Agreement and the Merger, subject to certain exceptions.  After a period of 30 days we have also has agreed not to solicit proposals relating to alternative business combinations or enter into discussions or an agreement concerning any proposals for alternative business combinations, subject to exceptions in the event of our receipt of a “superior proposal.”

The Merger Agreement contains certain termination rights in favor of each party under specified circumstances. Upon termination in specified circumstances (including, but not limited to, in the event that our Board of Directors changes its recommendation that our stockholders approve the principal terms of the Merger Agreement and the Merger, or elects to pursue a superior proposal from a third party), (i) we may be required to pay to Turtle Beach a termination fee of $1,000,000 and/or enter into a license agreement with Turtle Beach with respect to certain of our intellectual property for use in console audio products on an exclusive basis and computer audio products on a non-exclusive basis, or (ii) Turtle Beach may be required to pay us a termination fee of $1,000,000. The Merger Agreement may be terminated by either party if the Merger has not occurred on or prior to February 28, 2014.

Voting, Lock-Up and Registration Rights Agreements

Concurrently and in connection with the execution of the Merger Agreement, all of Turtle Beach’s stockholders (“Stockholder Group”), entered into a Stockholder Agreement with us providing for certain voting, lock-up, registrations rights and other provisions. Pursuant to the Stockholder Agreement each stockholder agreed to vote its shares of common stock received in the Merger to elect director nominees appointed by the largest stockholder of the group. The members of the Stockholder Group have also agreed not to sell or transfer any shares for six months following the Merger. The Stockholder Agreement further grants the largest stockholder of the group demand registration rights and all members piggyback registration rights as described in the Stockholder Agreement. These registration rights and certain other provisions are effective only upon the closing of the Merger.

In addition, our three executive officers entered into voting agreements with Turtle Beach pursuant to which they: (i) are subject to a lock-up restriction whereby they have agreed not to sell or otherwise transfer the shares of our common stock beneficially owned by them for a period of time commencing on the date of the agreement and ending six months following the closing of the Merger, subject to certain exceptions; and (ii) they have agreed to vote their currently held shares of our common stock in favor of the Merger Agreement and the Merger. The shares subject to these voting agreements represented approximately 19.4% of the outstanding shares of our common stock as of August 5, 2013.

Additional Business Development Information

During the third quarter of fiscal 2013 we expended approximately $295,000 of strategic transaction costs consisting primarily of legal, accounting and investment banking fees and expenses related to reviewing strategic opportunities and preparing for the merger transaction describe above. We expect to incur additional costs related to the Merger during the fourth quarter of our fiscal year ending September 30, 2013 and until its closing or the termination of the Merger Agreement. See Part II, “Item 1A. Risk Factors” of this report for more information.

We believe we are experiencing positive response to our licensing initiative and increased acceptance of our HSS-3000 commercial products. We believe we have a solid technology and product foundation, and we are targeting new markets and applications for business growth. We also believe we have strong commercial, consumer and health care market opportunities worldwide. We expect increased product sales during the balance of fiscal 2013 and in 2014 and we anticipate future results from our licensing initiative.

During 2012 we identified health care as an additional target market for HSS applications as a result of consumer preference surveys indicating that persons with normal and impaired hearing reported greater clarity of sound from HSS compared to standard speakers. In May 2013, we announced results from initial clinical testing that confirmed preference testing outcomes with more than 70% of persons with hearing loss preferring the clarity of HSS, with many reporting dramatic improvement in hearing and clarity. We are developing product designs, continuing research in this area and preparing applicable regulatory filings to seek clearance to sell HSS products as medical devices targeting the hearing impaired.

We are unable to predict the level of future product sales in our current or new markets or the timing of future licensing revenues, if any. We are also unable to predict the acceptance of our technology or resulting products by consumers as we target new commercial, consumer and healthcare markets through product sales or licensing.

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

Some of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, warranty liabilities, impairments, share-based compensation and valuation of acquired intangible assets. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the nine months ended June 30, 2013. For further information on our critical accounting policies, refer to Note 1 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Segment and Related Information

We operate as a single reportable segment on an enterprise-wide basis. We generate revenue by selling our technology-based products and expect future licensing revenues from such technology.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2013 and 2012

The following is a discussion of the results of our operations for the three months ended June 30, 2013 and 2012.

Revenues

Revenues were $211,840 for the three months ended June 30, 2013 representing a 516% increase over revenues of $34,392 for the comparable three months of the prior year ended June 30, 2012. The increase resulted from both new customers and increased shipments to prior customers. In June 2012 we formed a wholly-owned subsidiary, PSC Licensing Corp. to engage in technology licensing activities. We have no licensing revenues to date.

We are pursuing new customers for our HSS-3000 product line, focusing on larger volume commercial applications for the digital signage, retail store, kiosk, and point-of-sale terminal markets. We are also pursuing business development activities related to additional commercial and other consumer applications of our technology, including health care applications. We expect increased product sales during the balance of fiscal 2013 and in 2014 and new licensing and/or co-development arrangements pursuant to our licensing initiative, but we are unable to predict the level of future product sales or the timing of future licensing revenues, if any.

Cost of Revenues and Gross Profit

Gross profit for the three months ended June 30, 2013 was $101,457 (48% of revenues) compared to $15,863 (46% of revenues) for the three months ended June 30, 2012.  The margin in each respective period was positively impacted from usage of parts valued at $18,632 and $3,091 respectively, that had inventory obsolescence and excess parts allowances recorded in prior periods. We continue to develop and implement volume pricing and production strategies, product updates and changes, including raw material and component changes that may impact margins. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. Due to our limited sales and manufacturing history, we do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2013 were $1,431,235, including non-cash share based compensation expenses of $405,321. This compares to $1,325,857, including $777,434 of non-cash share based compensation expenses, during the comparable prior-year period ended June 30, 2012. We expect to report significant amounts of non-cash share based compensation expense in future periods from vesting of existing option grants and the possibility of new grants.

During the three months ended June 30, 2013, we incurred $295,000 of strategic transaction costs consisting primarily of legal, accounting and investment banking fees and expenses related to reviewing strategic opportunities. No such costs were incurred in the comparable quarter of the prior year. We expect to incur additional merger-related costs in the fourth quarter but the timing and amounts could vary depending on future events, some not in our control.

Other major cost categories for the three months ended June 30, 2013 included compensation and consulting-related costs of $384,000 (excluding non-cash share based compensation expenses), travel and related costs of $75,000, professional fees of $80,000, public company costs of $96,000, trade show and promotion expenses of $26,000 and occupancy costs of $20,000. Our staffing increased from twelve to fifteen persons between the two periods and we increased the use of outside consultants resulting in a $60,000 increase in compensation costs between periods. Our travel related costs increased $46,000 primarily related to increased sales and business development activities. Public company costs increased $23,000 primarily as a result of the engagement of a corporate public relations firm and increased filing costs.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2013 were $560,927, compared to $404,413 for the comparable period ended June 30, 2012. These research and development expenses included non-cash share based compensation expenses of $113,500 and $71,591, respectively.

Major cost categories for the most recent quarter included personnel and consultancy costs of $352,000 (excluding non-cash share based compensation expenses), $68,000 of prototype and testing costs, $35,000 of technical and testing costs associated with our subsidiary HHI, occupancy costs of $30,000 and patent costs and patent, technology and fixed asset amortization and depreciation costs of $63,000.

We added research and development personnel and as a result personnel and consultancy costs increased $102,000 during the most recent quarter compared to the quarter ended June 30, 2012.

The scope and magnitude of our future research and development expenses are difficult to predict as the amounts required for future product development costs are difficult to estimate but could be substantial.

Net Loss

Net loss for the three months ended June 30, 2013 and 2012 was $1,891,750 and $1,707,488, respectively. The most recent period loss included $518,821 of non-cash share-based compensation expenses compared to $849,025 for the prior year’s third quarter. We expect to incur additional net losses until we are able to grow revenues to generate sufficient margins to cover operating costs.

Comparison of Results of Operations for the Nine Months Ended June 30, 2013 and 2012

The following is a discussion of the results of our operations for the nine months ended June 30, 2013 and 2012.

Revenues

Revenues were $475,898 for the nine months ended June 30, 2013 representing a 200% increase over revenues of $158,867 for the comparable nine months of the prior year ended June 30, 2012. The increase resulted from both new customers and increased shipments to prior customers.

Cost of Revenues and Gross Profit

Gross profit for the nine months ended June 30, 2013 was $232,236 (49% of revenues) compared to $88,271 (55% of revenues) for the nine months ended June 30, 2012.  The margin in each respective period was positively impacted from usage of parts valued at $40,645 and $9,915 respectively, that had inventory obsolescence and excess parts allowances recorded in prior periods. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 30, 2013 were $3,791,498, including non-cash share based compensation expenses of $1,291,263. This compares to $2,390,455, including $1,214,023 of non-cash share based compensation expenses, during the nine months ended June 30, 2012. We expect to report significant amounts of non-cash share based compensation expense in future periods from vesting of existing option grants and the possibility of new grants.

During the nine months ended June 30, 2013, we incurred $295,000 of strategic transaction costs consisting primarily of legal, accounting and investment banking fees and expenses related to reviewing strategic opportunities. No such costs were incurred in the comparable nine months of the prior year. Compensation and consulting costs of $1,138,000 (excluding non-cash share based compensation expenses) for the nine months ended June 30, 2013 represented an increase of $448,000 over the prior year’s first nine months and resulted from increased personnel and outside consultants. Travel and related costs increased from $46,000 to $189,000 due to sales and marketing efforts to expand our commercial business and pursue licensing. Public company costs increased from $167,000 to $292,000 primarily as a result of the engagement of a corporate public relations firm, an increase in annual meeting and filing costs this year and increased director and officer insurance costs. Professional fees increased from $171,000 to $331,000 primarily due to increases in legal costs related to our HHI subsidiary and other corporate and licensing activity.

Research and Development Expenses

Research and development expenses for the nine months ended June 30, 2013 were $1,540,880, compared to $902,621 for the comparable period ended June 30, 2012. These research and development expenses included non-cash share based compensation expenses of $271,297 and $194,853, respectively.

We added research and development personnel and our personnel and consultancy costs of $720,000 (excluding non-cash compensation costs) during the most recent nine months accordingly increased by $357,000 compared to the nine months ended June 30, 2012, primarily due to increased personnel and outside consulting activities. We incurred $184,000 of prototype and testing costs, compared to $162,000 for the prior year period. We incurred $79,000 of FDA development and testing costs related to HHI activities during the nine months ended June 30, 2013 with no comparable amount for the prior year period. Patent costs and patent, technology and fixed asset amortization and depreciation costs increased by $45,000 compared to the first nine months of the prior year as a result of purchased technology amortization, increased patent filings and new assets being depreciated.

Net Loss

Net loss for the nine months ended June 30, 2013 and 2012 was $5,099,405 and $3,199,802, respectively. The most recent period loss included $1,562,560 of non-cash share-based compensation expenses compared to $1,408,876 for the prior year’s first nine months.

Liquidity and Capital Resources

Overview

At June 30, 2013 we had cash of $3.3 million and our current assets exceeded our current liabilities by $3.3 million. Other than cash, accounts receivable and inventory, we have no unused sources of liquidity at this time.

Cash Flows

Operating Activities

Net cash used in operating activities was $3,120,180 and $1,857,233 for the nine months ended June 30, 2013 and 2012, respectively. The overall increase of $1,262,947 between the two periods was primarily related to the increase of $1,899,603 in net loss between periods ($153,681 of which increase related to non-cash expenses), but was also affected by an increase in the growth of accounts receivable during the nine months ended June 30, 2013 of $150,927 and prepaid expenses of $58,279 and reduced by a $407,087 increase in accounts payable.

Investing Activities

We used cash of $32,320 for property and equipment purchases and $157,353 for patent costs during the nine months ended June 30, 2013. We acquired $139,967 of equipment and $16,163 of supplies through a capital lease. We have no material commitments for future capital expenditures but expect to continue to incur patent costs in the future.

Financing Activities

During the nine months ended June 30, 2013 we obtained $942,165 from the exercise of warrants. During the nine months ended June 30, 2013 and 2012, we obtained $137,837 and $166,250, respectively, from the exercise of stock options. During the nine months ended June 30, 2012, we obtained $8.0 million net proceeds from a secondary public offering. During the most recent nine months, we made payments reducing our capital lease obligation of $14,933.

Capital Requirements

 Our future capital requirements, cash flows and results of operations could be affected by and will depend on many factors some of which are currently unknown to us, including:

•	the timing, cost and successful completion of our proposed merger with Turtle Beach;
•	market acceptance of our products and our ability to grow revenues;
•	the costs, timing and outcome of production and regulatory compliance of our products;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending any future intellectual property-related claims;
•	the costs and timing of additional product development and marketing efforts;
•	the future costs related to the proposed merger or alternative strategic transactions; and
•	the costs, timing and outcome of any future warranty claims or litigation against us associated with any of our products.

Based on our expectation of continued revenue growth and our current planned expenditures (excluding strategic transaction costs), we project that our current cash reserves and future product sale margins are likely to, but may not, be sufficient to finance our operations through the next twelve months at current operating levels. However, actual results could differ significantly from management plans. Should our revenues not generate sufficient margins as planned, or should we elect to increase expenditures for sales, marketing, research or administration then we may be required to seek additional capital to meet such costs. Additionally, as a result of increased costs (including strategic transaction costs) and financing requirements of the proposed merger we intend to seek additional financing irrespective of whether the merger closes. A condition to closing the merger requires us to obtain a minimum of $5 million of qualified proceeds by the closing date. We may also be required to pay to Turtle Beach a termination fee of $1 million if the merger agreement is terminated by us or otherwise under certain circumstances, some outside of our control. Accordingly, we estimate that we will need a minimum of $2 million of additional financing for the next twelve months should the merger agreement be terminated under certain conditions and $5 million of additional financing otherwise, including to meet the pertinent closing condition in the merger agreement. Potential sources of future funds include proceeds from the exercise of outstanding options and warrants, debt financing or new equity offerings. Any future sale or issuance of equity securities could result in dilution to current or future stockholders. There is no assurance that options and warrants will be exercised or that debt or equity financing will be available if and when needed and in sufficient amounts to meet the requirements of the merger, pay the costs of the merger or to sustain operations should the merger not close.

Other than the uncertainties regarding the costs of the proposed merger, we are not aware of any trends or potential events that are likely to adversely impact our short-term liquidity through this term.

Contractual Obligations

Other than aggregate facility and office lease payments of approximately $10,500 per month, the equipment capital lease of $3,574 per month and our employment agreement with our Executive Chairman, we have no material contractual obligations.

Off-Balance Sheet Transactions

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine-month period ended June 30, 2013, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

At the conclusion of the period ended June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our Executive Chairman (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective at the reasonable assurance level as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

We are affected by risks specific to us as well as factors that affect all businesses. In addition to the other information set forth in this report, careful consideration should be taken of the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012 that could materially and adversely affect our business, financial position, results of operations, cash flows and stock price. There have been no material changes or additions to those risk factors, except as described below:

The announcement and pendency of the Merger could have an adverse effect on our stock price and/or our business, financial condition, results of operations or business prospects.

The announcement and pendency of the Merger has had and could continue to have an adverse effect on our stock price and increase the price volatility and risk of trading in our stock. Our business, financial condition, results of operations or business prospects could also be adversely effected.  For example, third parties may seek to terminate and/or renegotiate their relationships with us as a result of the Merger, whether pursuant to the terms of their existing agreements or otherwise. Potential licensees and commercial customers may decide not to continue discussions with us. In addition, the attention of our management may be directed toward the completion of the Merger and related matters and may be diverted from the day-to-day business operations, including from other opportunities that otherwise might be beneficial to us.

Failure to complete the Merger could impact negatively our business, financial condition or results of operations or our stock price.

 The completion of the Merger is subject to a number of conditions and there can be no assurance that the conditions to the completion of the Merger will be satisfied. If the Merger is not completed, we will be subject to several risks, including:

•	the current trading price of our common stock may reflect a market assumption that the Merger will occur, meaning that a failure to complete the Merger could result in a decline in the price of our common stock;
•	certain of our executive officers and/or directors may seek other employment opportunities, and the departure of any of our executive officers and the possibility that the company would be unable to recruit and hire an executive could impact negatively our business and operating results;
•	our board of directors will need to reevaluate our strategic alternatives, which alternatives may include a sale of the company, liquidation of the company, a return to pre-merger strategies of seeking licensing candidates and growing commercial sales, or other strategic transactions;
•	we may be required to reimburse Turtle Beach a termination fee of $1,000,000 and/or pay a reimbursement consisting of a license agreement to Turtle Beach for certain of our intellectual property for use in console audio products on an exclusive basis and computer audio products on a non-exclusive basis if the Merger Agreement is terminated by us or otherwise under certain circumstances outside our control;
•	we expect to incur substantial transaction costs in connection with the Merger whether or not the Merger is completed;
•	we would not realize any of the anticipated benefits of having completed the Merger; and
•	under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which restrictions could adversely affect our ability to realize our business strategies or take advantage of certain business opportunities.

If the Merger is not completed, these risks may materialize and affect materially and adversely our business, financial condition, results of operations or stock price.

The issuance of shares of our common stock to Turtle Beach stockholders in connection with the Merger will dilute substantially the voting power of our current stockholders.

Pursuant to the Merger Agreement, at the effective time of the Merger, we will issue shares of common stock to the former Turtle Beach stockholders which, together with options to purchase shares of Turtle Beach common stock that will be converted into options to purchase shares of our common stock (and will be assumed by us at the effective time of the Merger), will represent approximately 80% of our common stock on a fully-diluted basis after the Merger, subject to adjustment pursuant to the Merger Agreement. Accordingly, the issuance of shares of our common stock to Turtle Beach stockholders in connection with the Merger will reduce significantly the relative voting power of each share of our common stock held by our current stockholders. Consequently, our stockholders as a group will have significantly less influence over the management and policies of the combined company after the Merger than prior to the Merger.

The Merger is conditioned on additional debt or equity financing by us and the exchange ratio in the Merger Agreement is subject to adjustment based on qualifying proceeds from equity sales prior to completion of the Merger.

Subject to the terms and conditions of the Merger Agreement, to the extent required by Turtle Beach’s third party lender(s), we will be required to obtain a minimum of $5 million of qualifying debt or equity proceeds. At the effective time of and as a result of the Merger, each share of capital stock of Turtle Beach issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive a number of shares of our common stock, as determined pursuant to the exchange ratios described in the Merger Agreement. The exchange ratio is subject to potential adjustment as described in the Merger Agreement depending upon the amount of qualifying equity proceeds obtained by us, as defined in the Merger Agreement, prior to closing of the Merger. If we do not obtain a minimum of $5 million of qualifying equity proceeds our ownership will be approximately 19%. We anticipate that we will obtain a minimum of $5 million of qualifying equity proceeds and the percentage ownership of our stockholders will be approximately 20%. Our ownership will be further increased 0.15% for each $1 million of additional net equity proceeds up to a maximum of $15 million and these adjustments would correspondingly dilute the ownership of the current Turtle Beach stockholders in the company after the Merger.  There can be no assurance that we can obtain qualifying debt or equity proceeds to meet the closing condition. The securities that may be issued to obtain any such proceeds could also be dilutive to current stockholders.

The exchange ratio is not adjustable based on the market price of our common stock and if the market price of our common stock fluctuates, the market value of the shares of each party to the Merger can change prior to the completion of the Merger.

The aggregate number of shares of our common stock to be issued to Turtle Beach stockholders at closing of the Merger together with options assumed by us pursuant to the Merger, is expected to result in Turtle Beach security holders owning approximately 78.5% to 81% of the outstanding shares of common stock of the combined company as of immediately following the completion of the Merger. The exchange ratio, as such ratio is calculated pursuant to the formula set forth in the Merger Agreement, is based on the fully diluted number of shares of our common stock and Turtle Beach capital stock outstanding as of immediately prior to the completion of the Merger, and in our case, the amount of qualifying equity proceeds. No adjustments to the exchange ratio will be made based on changes in the trading price of our common stock or the value of Turtle Beach capital stock prior to the completion of the Merger. Changes in the trading price of our common stock or the value of Turtle Beach capital stock may result from a variety of factors, including, among others, general market and economic conditions, changes in our or Turtle Beach’s respective businesses, operations and prospects, market assessment of the likelihood that the Merger will be completed as anticipated or at all, and regulatory considerations. Many of these factors are beyond our or Turtle Beach’s control. As a result, the value of the shares of our common stock issued to Turtle Beach stockholders in connection with the Merger could be substantially less or substantially more than the current market value of our common stock. Likewise such factors including those related to Turtle Beach could affect the value of our common stock prior to closing of the Merger.

The exchange ratios are not adjustable based on issuances by us of additional shares of our common stock either upon the exercise of options or warrants or issuance of certain new securities or otherwise, and any new issuances could result in additional dilution to the our current stockholders.

As of the date of the Merger Agreement, we had 6,769,051 shares of common stock outstanding and outstanding options to purchase an aggregate of 1,365,354 shares of our common stock and warrants to purchase an aggregate of 186,864 shares of our common stock.  Subject to certain conditions in the Merger Agreement, we are not prohibited from issuing additional equity securities, including securities issued pursuant to the exercise of outstanding options or warrants or the granting of new stock options or the issuance of new securities related to a qualified offering or otherwise.  It is possible that prior to the completion of the Merger we may grant additional stock options or issue additional equity securities.  The exchange ratio in the Merger Agreement, which is designed to result in the issuance by us of shares of our common stock such that Turtle Beach security holders will hold (on a fully diluted basis, including options), approximately 78.5% to 81% percent of the outstanding shares of our common stock post-Merger. The exchange ratio is not adjustable based on issuances by us of additional shares of our common stock, or an increase in our fully diluted shares by issuance of additional stock options or warrants.  Therefore, any such new issuances by us, other than qualifying equity proceed related issuances, could result in additional dilution to our current stockholders. The final number of shares to be issued to Turtle Beach stockholders will not be determined until closing of the Merger.

We have incurred and will continue to incur significant transaction costs in connection with the Merger, some of which will be required to be paid even if the Merger is not completed.

We have incurred and will continue to incur significant transaction costs in connection with the Merger.  These costs are primarily associated with the fees of attorneys and accountants and our financial advisor.  Many of these costs will be paid even if the Merger is not completed.  In addition, if the Merger Agreement is terminated due to certain triggering events specified in the Merger Agreement, we may be required to pay Turtle Beach a termination fee of $1,000,000 and may be required to pay a reimbursement consisting of a license agreement for our technology for certain markets.

The Merger Agreement and certain related voting agreements contain provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the Merger.

The Merger Agreement contains provisions that may make it difficult for us to entertain a third-party proposal for an acquisition. These provisions include:

•	certain prohibitions on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal outside a limited 30 day period; and
•	the requirement that we pay Turtle Beach a termination fee of $1,000,000 and pay a reimbursement consisting of a license agreement for our intellectual property for certain markets under certain circumstances; and

Pursuant to agreements entered into between Turtle Beach and our three executive officers, each executive officer is subject to a voting agreement, pursuant to which he has agreed to vote in favor of the approval and adoption of the Merger Agreement and the transactions contemplated thereby and vote against other acquisition proposals defined in the agreement. These provisions might discourage an otherwise interested third party from considering or proposing an acquisition of us, even one that may be deemed of greater value than the Merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination and reimbursement fee may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.

Because the lack of a public market for Turtle Beach’s outstanding shares makes it difficult to evaluate the fairness of the Merger, Turtle Beach stockholders may receive consideration in the Merger that is greater than the fair market value of the Turtle Beach shares.

Turtle Beach is privately held and its outstanding capital stock is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of Turtle Beach or its shares of capital stock. Since the percentage of our equity to be issued to the Turtle Beach stockholders was determined based on negotiations between the parties, it is possible that the value of the our common stock to be issued in connection with the Merger will be greater than the fair market value of Turtle Beach.

The Merger will result in changes to our board of directors and the combined company may pursue different strategies than we may have pursued independently.

If the Merger is completed, the composition of the board of directors will change in accordance with the Merger Agreement. Following completion of the Merger, the combined company's board of directors is expected to consist of nine members initially to be comprised of two appointed by us and five directors appointed by Turtle Beach and two vacancies. Currently, it is anticipated that the combined company will continue to advance the product development efforts and business strategies of both companies. However, because the composition of the board of directors of the combined company will be controlled by directors from Turtle Beach, the combined company may determine to pursue certain business strategies that we would not have pursued independently.

Ownership of the combined company's common stock will be highly concentrated, and it may prevent our stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the combined company's stock price to decline.

Upon completion of the Merger, certain Turtle Beach stockholders acting as a group are expected to beneficially own or control a significant majority of the combined company. Accordingly, these stockholders, acting as a group pursuant to a voting agreement, will have substantial influence over the outcome of corporate actions of the combined company requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the combined company's assets or any other significant corporate transaction. These stockholders also may exert influence in delaying or preventing a change in control of the combined company, even if such change in control would benefit the other stockholders of the combined company. In addition, the significant concentration of stock ownership may affect adversely the market value of the combined company's common stock due to investors' perception that conflicts of interest may exist or arise.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 9, 2013, we issued an aggregate of 26,176 shares of common stock to one investor upon the conversion of a warrant to purchase an aggregate of 36,510 shares of common stock at an exercise price of $5.625 per share. The fair market value of the common stock determined in accordance with the warrant on the date of conversion was $19.87 per share.

On May 17, 2013, we issued an aggregate of 24,888 shares of common stock to one investor upon the conversion of a warrant to purchase an aggregate of 34,184 shares of common stock at an exercise price of $5.625 per share. The fair market value of the common stock determined in accordance with the warrant on the date of conversion was $20.69 per share.

On July 15, 2013 we issued an aggregate of 13,475 shares of common stock to one investor upon the conversion of a warrant to purchase an aggregate of 20,000 shares of common stock at an exercise price of $5.625 per share. The fair market value of the common stock determined in accordance with the warrant on the date of conversion was $17.24 per share.

On August 7, 2013 we issued an aggregate of 514 shares of common stock to one investor upon the conversion of a warrant to purchase an aggregate of 763 shares of common stock at an exercise price of $5.625 per share. The fair market value of the common stock determined in accordance with the warrant on the date of conversion was $17.22 per share.

Pursuant to the cashless net exercise feature of the above three warrant transactions, the warrants could be converted, in lieu of cash exercise, into a number of shares of common stock determined by multiplying the number of shares purchasable under the warrant by the difference between the fair market value of the common stock computed on the date of conversion and the warrant exercise price, and dividing such product by the fair market value of the common stock computed on the date of conversion. The shares were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act.

On June 30, 2013 we issued an aggregate of 4,200 warrants to a corporate vendor as settlement of a $25,000 vendor obligation. The warrants were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Appointment of Compensation Committee

Effective as of July 1, 2013, our board of directors appointed a compensation committee comprised of James L. Honore, Robert M. Kaplan and Andrew Wolfe. The compensation committee operates under a charter which sets forth its duties and responsibilities, which is available on our website at www.parametricsound.com.

Executive Compensation Decisions

On August 2, 2013, our board of directions, upon the recommendation of the compensation committee, took the following actions:

•	The board of directors determined that the Company Cash Bonus Plan for the period January 1, 2013 to December 31, 2013, as disclosed under Item 5.02 of the Form 8-K we filed with the SEC on February 25, 2013 (which disclosure is incorporated herein by reference), be revised such that the target bonuses for each of our executive officers (Messrs. Potashner, Barnes and Norris) would be achieved in full upon the closing of the proposed merger with Turtle Beach. See Part I, Item 2 (MD&A – Recent Strategic Developments – Agreement and Plan of Merger) for more information regarding the proposed merger.

•	The board of directors determined that the stock options held by Messrs. Barnes and Norris would vest in full upon a change of control of our company followed by such executive’s departure from the company under certain circumstances thereafter (“double trigger” vesting).

This disclosure is provided in lieu of disclosure under Item 5.02(e) of Form 8-K.

HHI – Amendment and Restatement of Stock Option Held by Mr. Potashner

On August 5, 2013, HHI and Mr. Potashner agreed to amend and restate his option to purchase shares of HHI common stock such that the vesting schedule would provide as follows:

•	Service Vesting Condition. Subject to all the terms of the option agreement and to Mr. Potashner’s continuous service through the applicable dates of vesting, Mr. Potashner’s right to purchase shares under the option will vest as to three-fourths (3/4) of the total number of shares covered by the option (or 37 Shares), over 12 calendar quarters based on time of service with 6.25% of the total number of shares covered by the option vesting on June 30, 2013 and an additional 6.25% at the end of each of the next eleven calendar quarters (with the last of such vesting occurring on March 31, 2016).

•	FDA Milestone Vesting Condition. Subject to all the terms of the option agreement and to Mr. Potashner’s continuous service through the FDA Milestone Vesting Condition (as defined below) is achieved, Mr. Potashner’s right to purchase the other 25% of the total number of shares covered by the option (or 13 Shares) will vest based on performance as follows: 25% of the total number of shares covered by the option (or 13 Shares) will vest upon FDA market clearance of the first company owned product (the “FDA Milestone Vesting Condition”), which vesting may occur before or after the time-based vesting of the option described above.

•	Financing Vesting Condition. Notwithstanding the Service Vesting Condition and the FDA Milestone Vesting Condition, vesting of any of Mr. Potashner’s rights under the option are also conditioned upon HHI obtaining new equity financing of at least $3 million from third parties by March 5, 2015 on terms and conditions satisfactory to the board of directors of Parametric Sound Corporation (the “Financing Vesting Condition”).

•	Merger Termination Vesting Condition. Notwithstanding the Service Vesting Condition, the FDA Milestone Vesting Condition and the Financing Vesting Condition, vesting of any of Mr. Potashner’s rights under the option are also conditioned upon both (i) the termination of the Merger Agreement and (ii) the termination of all “Alternative Acquisition Agreements” (if applicable) as such term is defined in the Merger Agreement (collectively, the “Merger Termination Vesting Condition”).

•	Release Agreement Vesting Condition. Notwithstanding the Service Vesting Condition, the FDA Milestone Vesting Condition, the Financing Vesting Condition and the Merger Termination Vesting Condition, vesting of any of Mr. Potashner’s rights under the option are further conditioned upon his timely execution (and non-revocation) of an agreed-upon form of release of claims in the event that the Merger Termination Vesting Condition is satisfied (the “Release Agreement Vesting Condition”).

•	Acceleration of Vesting. If (and only if) the Financing Vesting Condition, the Merger Termination Vesting Condition and the Release Agreement Vesting Condition have each previously been satisfied, the total number of then unvested shares subject to the option (including, for sake of clarity, those subject to the FDA Milestone Vesting Condition), will become fully vested upon the occurrence of either of the following: (1) Mr. Potashner’s service is terminated without cause by the company or (2) there is a change in control during his service, provided that (a) if HHI or Parametric Sound Corporation solicits its stockholders for approval of any such acceleration of vesting in accordance with Internal Revenue Code Section 280G, then any such acceleration of vesting will be subject to obtaining approval as necessary to avoid having a parachute payment within the meaning of Section 280G; and (b) a sale of substantially all the assets of, or the exclusive license of substantially all the technology and technology rights of, HHI will be deemed to be a change in control for purposes of the option.

The option was also amended to provide that it would terminate in full upon the closing of the merger contemplated by the Merger Agreement or any alternative transaction and, for sake of clarity, to provide that no vesting under the option will occur prior to such closing.

On August 5, 2013, Mr. Potashner also provided to us a release of claims with respect to the option amendment and also with respect to an amended and restated license agreement with our wholly-owned subsidiary, HyperSound Health, Inc. (see Note 10 to the “Part1, Item 1 Financial Statements”).

This disclosure is provided in lieu of disclosure under Items 1.01 and 5.02(e) of Form 8-K.

Item 6.           Exhibits.

3.2.1	Bylaws, as amended, of Parametric Sound Corporation.

10.15.1	Second Amendment to Industrial Lease Agreement between Parametric Sound Corporation and Parkway Commerce Center, LLC dated May 30, 2013.

31.1	Certification of Kenneth F. Potashner, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James A. Barnes, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Kenneth F. Potashner, Principal Executive Officer and James A. Barnes, Principal Financial Officer.

Extensible Business Reporting Language (XBRL) Exhibits*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

PARAMETRIC SOUND CORPORATION

Date: August 8, 2013	By:	/S/ JAMES A. BARNES
James A. Barnes Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and duly authorized to sign on behalf of the registrant)

