Form 10-K
period 2013-09-30
Parametric Sound Corp
filed 2013-11-26
CIK 1493761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Common Stock, par value $.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $103,992,700 based upon the closing price of the shares on The NASDAQ Capital Market on that date. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of November 22, 2013 there were 7,218,400 shares of the registrant’s common stock, par value $.001 per share, outstanding.

For purposes of this Annual Report, unless otherwise indicated, the terms “Company,” “Parametric,” “Parametric Sound,” “we,” “us,” or “our” means Parametric Sound Corporation and its consolidated subsidiaries, PSC Licensing Corp. (“PSC”) and HyperSound Health, Inc. (“HHI”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	Risks related to our proposed merger with VTB Holdings, Inc. (“Turtle Beach”), as described in more detail later in this report under the heading “Risk Factors”;
•	The status and timing of our proposed merger with Turtle Beach and related transactions;
•	Our history of losses;
•	The limited number of suppliers for some of our components;
•	Our market being characterized by rapidly advancing technology;
•	The impact of competitive products, technologies and pricing;
•	Manufacturing capacity constraints and difficulties;
•	Local, regional, national and international economic conditions and events and the impact they may have on us and our customers;
•	Continued volatility in the credit and equity markets and the resulting effect on the general economy;
•	Our success at managing the risks involved in the foregoing items;
•	The commercialization of our proprietary technologies;
•	The implementation of our business model and strategic plans for our business and technology;
•	The scope of protection we are able to establish and maintain for intellectual property rights covering our technology;
•	Our belief that existing resources and planned product revenues will provide sufficient liquidity to meet our funding requirements over the next year;
•	Our belief that we have strong commercial, consumer and healthcare market opportunities worldwide;
•	Our expectation of increased product sales for the balance of fiscal 2013 and 2014 and future licensing revenue;
•	Estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	The timing or likelihood of regulatory filings and approvals including with respect to HSS products as medical devices;
•	Our financial performance; and
•	Developments relating to our competitors and our industry.

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

PART I

ITEM 1. BUSINESS

Overview

We are a technology company with a substantial body of intellectual property focused on delivering novel audio solutions. Our HyperSound® (“HSS®”) technology creates sound in a new way - “in-the-air” along a directional ultrasonic beam - a significant departure from traditional speaker technology. Our ability to beam, focus and control sound empowers solutions for commercial applications, consumer audio and health care (amplifying sound for persons with normal and impaired hearing). We are establishing HyperSound as the brand for our novel sound reproduction method that enhances standard stereo content producing a robust and distinct 3D sound image from just two thin emitters.

Our commercial product line, HSS-3000, delivers directed audio solutions primarily targeting commercial customers for digital signage, kiosk and related applications that benefit from focused sound targeted to specific locations. In addition to our commercial product business, we are targeting our technology for new uses in consumer markets, including computers, video gaming, televisions and home audio along with other commercial markets including casino gaming and cinema. We are also researching and developing health applications for persons with hearing loss.

We are seeking to expand into new markets through both product sales and licensing. Our licensing strategy is focused on large or high-growth markets where we are identifying and developing new technology solutions by working with established industry participants and original equipment manufacturers (OEMs). Our goal is to make products incorporating our technologies widely available to consumers. Our principal markets are North America, Europe and Asia.

On August 5, 2013, we entered into an Agreement and Plan of Merger (the “merger agreement”) with VTB Holdings, Inc. (“Turtle Beach”). The merger agreement provides, that upon the terms and subject to the conditions of the merger agreement our wholly-owned subsidiary will merge with and into Turtle Beach resulting in Turtle Beach becoming our wholly-owned subsidiary (the “merger”). Turtle Beach is a leading designer and producer of premium audio peripherals for video game, personal computer, and mobile platforms, including gaming headphones and headsets crafted for Microsoft Xbox®, Sony PlayStation®, Nintendo Wii® and PC-based gaming. We believe combining the two companies will create more value for our stockholders in the long-term than we could achieve as an independent, stand-alone company. We believe that the resultant combined company will be positioned as an audio technology innovator with established brands and global retail relationships for pursuing growth opportunities from new audio technologies. Although the exact timing of completion of the merger cannot be predicted with certainty, we are planning to convene a special meeting of stockholders to approve the merger in late December 2013 or early January 2014. If the merger is approved by our stockholders and the other conditions to closing are satisfied, it is anticipated that the merger will be completed as soon as reasonably practicable after our special meeting of stockholders. The merger and related transactions are described in more detail below under the heading “Pending Merger with Turtle Beach” and elsewhere in this report.

We were incorporated in Nevada on June 2, 2010 as a new, wholly owned subsidiary of LRAD Corporation in order to effect the separation and 100% spin-off of our HSS business (“Spin-Off”). On September 27, 2010, the Spin-Off was completed and we became a stand-alone, independent, publicly traded company. Our corporate office is located at 13771 Danielson Street, Suite L, Poway, California 92064. Our telephone number is (888) 477-2150 and our website can be accessed at www.parametricsound.com. The reference to our website is intended to be an inactive textual reference and the contents of our website are not intended to be incorporated into this report.

Our Proprietary Technology Platform

We established many of the foundational patents allowing the commercial and economical use of audio generated using concepts known as parametric or nonlinear acoustics. We pioneered the practical applications of these concepts to generate audio and have amassed a patent portfolio of 26 issued United States and foreign patents and we have 32 patent applications pending, many of which we consider foundational to commercial, consumer and hearing applications of nonlinear acoustics.

Our patented and patent pending technology employs ultrasonic frequencies to carry content, such as music and voice, into the air. Proprietary ultrasonic emitters, or transducers, convert electrical energy to high frequency acoustical energy, producing ultrasonic frequencies beyond the range of hearing. These ultrasonic emitters are used in lieu of loudspeakers to emit a custom-generated ultrasonic wave with the proper difference frequency characteristics to produce audible sound within, throughout and along a tightly formed beam. Audible sound is generated in the air itself and is focused and directed.

We believe we are the first to develop technology and methods to economically generate directional audio from one or more emitters and three-dimensional (3D) sound from two emitters. We are advancing the science behind the application of our HSS technology in health care to help those with various levels of impaired hearing. We continue to devote significant resources towards improving performance of our technology, systems and methods.

History

HSS pioneered a new paradigm in sound production based on well-known principles of physics. Parametric or nonlinear acoustics use changing pressures in air to produce sound indirectly by creating audio output in the air along a beam of ultrasonic frequencies.

Parametric sound technology has gone through various iterations of emitter designs and amplifier and processing electronics since development began in 1995. Mr. Elwood G. Norris, our President and Chief Scientist, was the original inventor of the core HSS technology. From 2004 to 2010, LRAD Corporation (formerly known as American Technology Corporation), our former parent corporation, sold early generation HSS systems. In 2005, Mr. Norris was awarded the Lemelson-MIT Prize for the HSS acoustics innovation. In September 2009, he retired from an active role at LRAD Corporation. In 2004, LRAD Corporation began focusing most of its financial, technical and marketing resources on other acoustic products with limited HSS development. Seeking to rejuvenate HSS, Mr. Norris along with co-founder Mr. James A. Barnes, our Chief Financial Officer, Treasurer and Secretary, proposed a plan to spin-off the HSS business that was approved by LRAD Corporation’s Board of Directors and by a vote of its stockholders in early 2010. Messrs. Norris and Barnes then managed and funded the costs related to the 100% spin-off of HSS that was completed on September 27, 2010 when we became an independent publicly traded company.

Following the Spin-Off, based on new innovations by Mr. Norris, we developed our HSS-3000 commercial product series. HSS-3000 features new customer utility improved performance at a reduced manufacturing cost. We consider this to be the third generation of the HSS technology. After initial customer evaluations and testing, in July 2011, we commenced sales of HSS-3000 products. In January 2012, we introduced improved electronics employing new digital signal processor (DSP) and software upgrades that we believe improved performance and reduced distortion. The product platform now produces a more crisp, clean and unique sound image demonstrating an immersive robust 3D sound from just two thin emitters.

In March and April 2012, we completed a $9.24 million secondary offering and in March 2012 listed our common stock on the NASDAQ Capital Market and appointed Mr. Kenneth F. Potashner as our executive chairman and principal executive officer. During fiscal 2012 we added management, engineering and technical personnel to support our licensing initiative and grow commercial product sales. Technology enhancements further increased volume from a given emitter surface area. Accessories were developed to support a wider range of commercial sales and installations. We identified health care as an additional target market for HSS applications as a result of consumer preference surveys indicating that persons with normal and impaired hearing reported greater clarity of sound from HSS compared to standard speakers. We performed consumer preference studies that were supportive of early observations and we began investigative research into the applicable science.

During fiscal 2013, we conducted scientific research to identify the mechanisms contributing to improved hearing and clarity. In May 2013, we announced results from clinical testing that confirmed consumer preference testing outcomes with more than 70% of persons with hearing loss preferring the clarity of HSS, with many reporting dramatic improvement in hearing and clarity. We are developing product designs, continuing research in this area and, in November 2013, we filed a pre-market notification with the FDA seeking clearance to sell HSS-based product as an over-the-counter medical device for the hearing impaired.

In March 2013, we engaged the investment bank Houlihan Lokey as our financial advisor with respect to potential strategic alternatives, including that from Turtle Beach that later led to the merger agreement. Certain licensing activities with other parties were suspended during portions of the extended negotiation and due diligence period with Turtle Beach from April to August 2013. This included delaying further development of a strategic partnership we announced in March 2013 with Shanghai Industrial Investment Group (SIIG) and Aviation Industry Corporation’s (AVIC) US trade representative Optek Electronics. While we continue to discuss licensing in China and certain manufacturing opportunities with these parties we have delayed furthering this relationship pending the merger with Turtle Beach or termination thereof. Coincident with the merger, in August 2013 and prior to any manufacturing term, we terminated the license entered into in July 2012 with Epsilon Electronics.

Also during fiscal 2013 we invented, developed and demonstrated new emitter technology that we believe can expand the applications for HSS audio systems. The new technology offers improved fidelity performance over our prior products and in a wider range of very thin form factors applicable to consumer and health care products. In the last year we increased our patent activity increasing from ten pending patents to 32 as of the date of this report. We continue to seek to expand our intellectual property coverage both as to the core technology and novel product application features. We intend to continually improve and update our technology to improve output and performance.

Pending Merger with Turtle Beach

On August 5, 2013, we entered into a merger agreement with Turtle Beach. The merger agreement provides, that, upon the terms and subject to the conditions of the merger agreement, our wholly-owned subsidiary will merge with and into Turtle Beach resulting in Turtle Beach becoming our wholly-owned subsidiary (the “merger”). Turtle Beach is a leading designer and producer of premium audio peripherals for video game, personal computer, and mobile platforms, including gaming headphones and headsets crafted for Microsoft Xbox®, Sony PlayStation®, Nintendo Wii® and PC-based gaming. We believe combining the two companies will create more value for our stockholders in the long-term than we could achieve as an independent, stand-alone company. We believe that the resultant combined company will be positioned as an audio technology innovator with established brands and global retail relationships for pursuing growth opportunities from new audio technologies. Although the exact timing of completion of the merger cannot be predicted with certainty, we are targeting a stockholder vote to approve the merger in late December 2013. If the merger is approved by our stockholders and the other conditions to closing are satisfied, it is anticipated that the merger will be completed as soon as reasonably practicable after our special meeting of stockholders.

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

The merger agreement requires us to cause, as of the effective time of the merger, the size of our Board of Directors to consist of a total nine members, initially to be comprised of five individuals identified by Turtle Beach, two individuals identified by us and two vacancies. Our Board of Directors have designated our Executive Chairman, Kenneth P. Potashner, and independent director, Andrew Wolfe, Ph.D., as our two designees should the merger be completed.

Although we will be the legal acquirer, the merger will be accounted for as a “reverse acquisition” pursuant to which Turtle Beach will be considered the acquiring entity for accounting purposes in accordance with U.S. generally accepted accounting principles, referred to as “GAAP.” As such, Turtle Beach will allocate the total purchase consideration to our tangible and identifiable intangible assets and liabilities based on their respective fair values at the date of completion of the merger. Turtle Beach’s historical results of operations will replace our historical results of operations for all periods prior to the merger. After completion of the merger, the results of operations of both combined companies will be included in our (Parametric’s) financial statements, which will also reflect the Series B Preferred Stock of Turtle Beach that will remain outstanding after the merger.

The consummation of the merger is subject to a number of conditions, including, but not limited to, (i) adoption and approval of the merger agreement and the merger by our stockholders in accordance with NASDAQ rules, (ii) the approval of the continued listing application by NASDAQ, (iii) the completion of a “Qualified Offering”, as defined in the merger agreement, through the incurrence of debt or the issuance of equity by us, with net proceeds of at least $5 million, and (iv) and certain other closing conditions. The percentage of common stock owned by us on a fully-diluted basis is subject to adjustment depending upon the amount of qualifying equity proceeds (minimum of $5 million to maximum of $15 million) obtained by us prior to closing of the merger. In November 2013, we obtained $5.1 million of gross proceeds from the registered direct sale of common stock that we believe satisfies the closing condition.

Important Merger Information and Additional Information and Where to Find It

This report does not constitute an offer to sell or the solicitation of an offer to buy any securities of Parametric or the solicitation of any vote or approval. In connection with the merger, we filed with the SEC on November 4, 2013 a preliminary proxy statement. Neither this report or the preliminary proxy statement are a substitute for the definitive proxy statement that we intend to file with the SEC related to the merger. Investors and security holders are urged to read the definitive proxy statement (including any amendments or supplements) and other documents filed with the SEC carefully in their entirety because they contain important information about Parametric, Turtle Beach and the proposed transaction. The definitive proxy statement will be mailed to our stockholders.

Investors and security holders may obtain free copies of the definitive proxy statement and other relevant documents filed with the SEC by us at the SEC´s web site at www.sec.gov. Free copies of the definitive proxy statement and other documents filed with the SEC also can be obtained by directing a request to Parametric, Attention: Investor Relations, telephone: (888) 477-2150. In addition, investors and security holders may access copies of the documents filed with the SEC by us on our website at www.parametricsound.com.

Parametric and its directors and executive officers and other persons may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction described in this release. Information regarding our directors and executive officers is available in the preliminary proxy statement related to the proposed merger, which was filed with the SEC on November 4, 2013. If and to the extent that any of the Parametric participants will receive any additional benefits in connection with the proposed transaction that are unknown as of the date of this release, the details of those benefits will be described in the definitive proxy statement relating to the proposed transaction. Investors and stockholders can obtain more detailed information regarding the direct and indirect interests of our directors and executive officers in the proposed transaction by reading the definitive proxy statement when it becomes available.

Technology

Common speaker types in use today such as dynamic, electrostatic, ribbon and other transducer-based designs, are direct radiating, and are fundamentally a piston action, directly pumping air molecules into motion to create audible sound waves the listener hears. Parametric, or nonlinear acoustics, on the other hand, create sound “in the air.” Audible sound is generated along an ultrasonic column using frequencies above the normal range of hearing. This parametric sound beam is highly directional and maintains sonic clarity and intelligibility over longer distances than traditional loudspeakers. Our technology is compatible with any media input and it beams directed audio where you want it while limiting ambient noise.

Parametric sound employs ultrasonic frequencies to carry content, such as music and voice, into the air where it is demodulated into audio you can hear. Proprietary ultrasonic emitters, or transducers, convert electrical energy to high frequency acoustical energy, producing ultrasonic frequencies beyond the range of hearing.  These ultrasonic emitters are used in lieu of loudspeakers to emit a custom-generated ultrasonic wave with the proper difference frequency characteristics to produce audible sound within, throughout and along a tightly formed beam. Audible sound is not created on the surface of the ultrasonic emitter—a significant departure from a direct radiating loudspeaker.  Instead, the audible sound is generated in the air itself and is focused and directed. For example, if the acoustic beam is directed towards a wall, the sound first emanates from the surface of the wall, not from the emitter, as would be with a conventional loudspeaker. Or, if the acoustic beam is directed to a person, the sound is created at the person. This directionality allows sound to be focused or “beamed” in space or diffused from a surface in a variety of ways to produce desired and controllable effects. Also, the sound does not spread or dissipate at the same rate over distance as sound does with traditional speakers. We believe this unique feature provides improved intelligibility at selected distant points with less energy than traditional speakers, creating the ability to communicate directed sound at longer distances.

A typical conventional sound solution includes (a) inputs able to accept any user media source (typically a computer, internet device, a DVD player, mp3 player, radio, TV or microphone), (b) an amplifier and related control electronics, and (c) direct-radiating speakers. In comparison, a parametric audio solution (HSS) includes (a) inputs also able to accept any user media sources, (b) custom processing and control electronics allowing an amplifier to drive emitters and (c) ultrasonic emitters that produce sound in the air.

Traditionally parametric sound reproduction, while offering high directivity, suffered from lower sound volume, higher distortion and higher costs than conventional direct radiating speakers. Since our organization we have made technical progress to improve sound volume from a given emitter size, reduce distortion and reduced manufacturing costs. We believe our designs offer users higher volume with wider frequency response and reduced distortion while being simpler to install and more economical to produce. We strive to continue to improve output volume and clarity for our target markets. While electronic devices employing automatic microphone level adjustment can be affected when in the HSS beam, we have designed and intend to employ in consumer applications steps to mitigate this effect.

Our very thin emitters produce no interfering backwave common to traditional speakers and can be positioned directly against a wall without an enclosing box. A key feature of HSS audio reproduction is its exceptional transient response that we believe delivers a more accurate reproduction of original content and contributes to improved clarity.

The ability to direct audio to each ear allows HSS to create an effect that we believe is distinct from both headphones and two-speaker stereo systems (often referred to as 2.1 systems when combined with a woofer speaker). Speaker crosstalk is significantly diminished when HSS is positioned properly (for example in front of a listener at a computer or TV screen) and location information within a recording is reproduced at each ear. With HSS the listener is able to detect sound in front, to each side beyond and outside the location of each emitter, near the ears and behind, all depending on how audio is recorded and mixed. A two-emitter system (or an HSS 2.1 system with woofer) creates a rich, spatial and robust 3D sound image not possible with headphones and also distinct from costly and complex surround sound systems (5.1 or 7.1 systems). Location information mixed in existing stereo recordings or stereo compilations of multi-channel recordings is reproduced with enhanced spatial 3D effects distinct from the same content replayed through conventional speakers. While special recordings are not required and stereo or other mixing creates the spatial 3D sound, our experiments indicate that recording techniques can be employed to enhance the effect and such techniques could be employed in video gaming and other applications. We believe this effect from only two thin emitters offers an alternative to complex multi-speaker surround systems while producing a unique spatial, in-the-room effect.

We continue to develop improvements to enhance performance and expect to introduce in fiscal 2014 products based on our new emitter design featuring improved fidelity and performance with lower power consumption than the current model (important for portable devices).

Target Markets

We are currently focusing our efforts on applications of our parametric HSS technology platform in three areas:

Commercial Applications

Our initial focus since our HSS-3000 product was introduced in 2011 has been on the use of directed sound in the digital signage, kiosk and related markets and applications. We believe our HSS-3000 product line meets the requirements of these customers seeking directed audio solutions. Our digital signage solutions are designed to deliver sound to targeted listeners, reduce ambient noise clutter, with minimal disruption of commerce. We believe our kiosk solution enhances interactive kiosks and similar devices by directly and clearly communicating to the user, increasing privacy and reducing the effect of ambient noise. Our technology also addresses other commercial applications including point-of-sale (POS) terminals and casino slot machines, and we are developing new form factors for our emitters and accessories to better meet the requirements to serve these customers. We have also identified future commercial uses of our technology in cinema, concert halls and other venues.

We are currently selling our HSS-3000 products directly to end user commercial customers and through distributors, commercial integrators and agents. Commercial integrators are typically audio visual specialty firms that design, integrate and sell audio and video solutions to a diverse range of commercial customers. We anticipate selling products to OEMs for integration in kiosks, point-of-sale (POS) terminals and slot machines.

Consumer Applications

We believe the increased sophistication of video gaming and television including higher resolution images, more realistic and interactive content and the use of 3D displays creates a growing opportunity for our enhanced audio. With the advent of flat panel display, manufacturers have been focused on creating the thinnest form factor often at the expense of sound quality. We believe our ability to create a 3D sound image from just two thin emitters complements many gaming platforms, computers, television and home theater applications. Our enhanced audio solution complements these devices by delivering a more robust sound image and directing and focusing sound to an individual user or by spreading the audio image targeting a broader listening audience in a room or other locale.

We established a wholly-owned licensing subsidiary, PSC Licensing Corp., through which we seek to license our solutions to established industry partners and OEMs to make products incorporating our technologies widely available to consumers in high-growth markets. We have developed functional prototypes in several market verticals in cooperation with prospective OEMs to demonstrate the viability of our technology. We are currently discussing with consumer OEMs regarding the incorporation of our technology into product applications such as video gaming speakers and television soundbars. We recently announced a co-development arrangement addressing using our technology in a noise cancellation application and we are seeking and expect other development and licensing arrangements in fiscal 2014. We intend to license our technology and work with partners to commercialize products, although we have no current licenses and there is no assurance that we will be able to generate licensing revenue in the future.

Should the merger be completed, our current target markets and strategies related to HSS products could change and we may elect to design and produce consumer products for certain categories in addition to pursuing licensing for other categories.

Health Care

During fiscal 2012, we identified health care and the hearing loss population as a target market for HSS applications. Individuals with normal and impaired hearing have reported greater comprehension and clarity of sound compared to standard speakers in our consumer preference studies. In March 2013, we sponsored a clinical study managed by Dr. Ritvik Mehta of the California Hearing & Balance Center in La Jolla, California, to assess whether HSS improves sound clarity compared to a conventional acoustic speaker in those with mild to severe hearing loss. The ten patient study was completed in May 2013 and its results demonstrated a highly significant and statistically relevant improvement in clarity scores using standardized tests. This study confirmed our earlier nonclinical preference testing of more than 90 persons with varying hearing loss resulting in more than 70% preferring the clarity of HSS, with reports of dramatic improvement in hearing and clarity from HSS audio.

We believe the delivery of sound in the air closer to the ear contributes to these observations and clinical results. We also believe from our research and studies that HSS audio is recognized in the inner ear better than conventional audio. We continue to study and investigate to understand the mechanisms at work with HSS on those with hearing loss. We believe there are opportunities to develop, produce or license products targeted for those with hearing loss and for general sound amplification and/or assisted listening. We also believe there are opportunities to develop new products targeting specific hearing loss profiles or maladies.

In most jurisdictions in which we hope to market product, certain claims or statements that products may mitigate hearing impairment or improve hearing may require that such products receive medical device classification, which would require regulatory clearance from the U.S. Food and Drug Administration and similar regulatory agencies in other jurisdictions prior to product sales and marketing. We are analyzing market feasibility in various jurisdictions and, in November 2013, we filed a pre-market notification with the FDA seeking clearance to sell our HSS product as an over-the-counter medical device for the hearing impaired. There is no assurance such applications will be cleared for sale in the U.S. or that we can obtain similar authority in any other jurisdiction.

In October 2012, we formed a wholly-owned subsidiary, HyperSound Health, Inc. (“HHI”), to pursue health care applications of HSS. Although we currently control and manage the operations of HHI, we anticipate that HHI could have separate management personnel in the future due to the nature of its business in regulated markets.

In April 2013 we granted an exclusive, worldwide, royalty-bearing license to use certain HSS-related intellectual property to HHI. In July 2013, we entered into an amended and restated license agreement with HHI to narrow the scope of the license such that the intellectual property and technology licensed thereunder may be used by HHI solely for, and in connection with, the use, testing, manufacture, marketing, sale, offering for sale, commercialization, distribution and servicing of products in the medical device field and no longer for the “personal sound amplification product” field. The license term runs until the expiration of the last patent owned or licensed. HHI is required to pay royalties to Parametric of (i) 15% of all cash and non-cash revenues from any source, including net sales, of the licensed products and (ii) 30% of all cash and non-cash consideration received by HHI from third party license agreements, joint ventures and co-development agreements. If the amount of royalties is less than $1,000,000 before the earlier to occur of (i) April 4, 2017 and (ii) HHI’s procurement of aggregate equity based financing of $20,000,000, then HHI must pay the Company $1,000,000 in royalties; and if the amount of royalties is less than $500,000 in any year following the fourth year of the term, then HHI must pay $500,000 in royalties for each such year.

We currently intend to develop consumer products for sale targeting the personal sound amplification product market (“PSAP”), a non-regulated market, through Parametric and, when and if we obtain regulatory approval, we intend to target products for those persons with hearing impairment through HHI.

Size of Target Markets

We are targeting our solutions, both products and licensing, at large and growing markets. The following market data and discussion is intended to illustrate the size and nature of the target markets we have identified and are currently pursuing with product or licensing applications for our audio technology:

Digital Signage - - Digital signage is a growing form of direct advertising capturing an increasing share of advertising spending. Restaurants, banking, retail outlets, museums and other outlets and organizations employ commercial displays to communicate with patrons. According to a report from IMS Research, the market for digital signage worldwide – based on the total revenue to manufacturers (primarily displays, media players, set top boxes, computers, networks and software) – reached $5 billion at the end of 2010. Intel predicts that there will be 22 million digital signs worldwide by 2015. We believe directed audio provides a number of advantages over standard speakers or the many displays in use that have no audio.

Kiosks and Related Devices -- Interactive kiosks and related computer terminals and ATMs power applications for communication, commerce, entertainment, and education. According to ABI Research the number of interactive kiosks deployed globally will rise from 1.6 million in 2011 to over 3 million in 2016 in part as a result of the growing self-service convenience movement. According to the ATM Industry Association the number of ATMs worldwide is expected to increase to over 3.1 million by the end of 2016. We believe the ability to focus sound to the user in front of such devices offers utility unavailable with traditional speakers.

Video Gaming -- We believe our ability to create a 3D sound image from just two thin emitters without headphones complements many gaming platforms, whether computers or consoles. According to a 2013 report entitled Essential Facts about the Computer and Video Game Industry by the Electronic Software Association, consumers spent an estimated $20.77 billion in the United States on video game hardware, accessories and content in 2012. The August 2013 International Development Group (IDG) Global Forecast Update estimates there will be a projected installed base of more than 130 million Xbox 360 and PlayStation 3 consoles as of 2013 with a 46% unit increase expected in 2014.

Televisions and Home Theater – We believe enabling directed sound for use with increasingly thin televisions delivers an enhanced audio experience. According to the Consumer Electronics Association (CEA), sales of flat panel TVs in the U.S. are projected at over 32 million units in 2013 at a wholesale value exceeding $16.5 billion. Sales of soundbars, a popular home theater accessory to flat panel TVs, are projected at approximately 3 million units in the U.S. in 2013 according to CEA. The NPD Group, Inc. (NPD) reported that the soundbar market grew 68% between mid-2012 and mid-2013. Home theater in a box sales are projected at over 1.7 million units in 2013 according to CEA.

Hearing Impaired – We believe our research and preference studies evidence that our technology offers improved comprehension for persons with hearing loss. According to a fact sheet updated in February 2013, the World Health Organization estimates that over 360 million people worldwide live with disabling hearing loss. Approximately 48 million persons in the U.S. have some impairment of hearing according to a 2011 report in the Archives of Internal Medicine. The global wholesale hearing aid market was $5.4 billion with 10.8 million units sold in 2012 according to Bernstein Research. We intend to develop and produce general consumer products for personal sound amplification and, when and if regulatory clearance is obtained, produce a medical product that can be promoted and sold to those suffering from hearing loss.

Personal Computers - - Our ultra-thin emitter accompanies flat and thin computer monitors offering a novel audio solution with 3D sound or focused contained audio. According to the Consumer Electronics Association, sales of desktop personal computers in the U.S. are projected at over 10.6 million units in 2013 at a wholesale value exceeding $6.7 billion. The Computer Industry Almanac reports that as of 2011 there were over 310 million personal computers in use in the U.S. and 1.6 billion globally.

Electronic Gaming (Slot) Machines -- Electronic gaming or casino slot machines are becoming increasingly sophisticated computerized entertainment devices and we believe our ability to direct sound to the user offers advantages over traditional speakers. According to research by Taylor Nelson Sofres Plc, there were over 4.2 million casino style electronic gaming machines operating globally in 2010 with over 840,000 in North America. Similarly estimates by manufacturer International Game Technology in 2012 indicated there were 900,000 units in North America.

Cinema -- We also plan to scale our technology for larger environments for use in cinemas. There are approximately 40,000 movie screens in the United States according to the National Association of Theater Owners.

Other Applications

Other audio applications not currently being targeted for our existing technology and products include automotive applications and mobile devices. We have filed a patent application and are experimenting on techniques to make our emitters transparent. We have identified a technical development roadmap for this project but there is no assurance we can achieve commercially viable results or regarding the timing thereof. Should we be successful in developing this technology, we believe it could be employed to enable screens of tablets, personal computers, mobile devices and television screens to also provide audio output in place of conventional speakers.

Products

Our commercial HSS-3000 HyperSound Audio System consists of a HSS-3000 Amplifier and one or more HSS-3000 Emitters. A two-emitter system can also accommodate an optional woofer for lower frequencies and demonstrates both directionality and 3-D output.

The HSS-3000 Emitter features a 5-inch by 10-inch emitter surface and is separate from the amplifier, offering varied installation options. One or more emitters is connected to an HSS-3000 Amplifier with standard speaker wire providing installation flexibility separate from the media sources. Generally emitters are installed on or in a wall, on or in a ceiling or ceiling tile, on or in a kiosk or other video device, on a separate stand, or by other methods that allow sound to be targeted at a specific audience. We offer a variety of supporting installation hardware for customers.

Our HSS-3000 products are targeted primarily at the digital signage market where our product solutions are designed to mitigate the effects of sound clutter often attributable to direct advertising products. In-store display advertising tends to irritate customers if too intrusive or loud and annoy workers due to repetition. While there are applications for our products that do not rely on video screens (for example above a museum display), and there are many screens intended for static display without sound, we believe the majority of existing and future digital signage screen installations are potential outlets for our directed audio solutions.

Our products are designed to achieve focused, controlled sound that targets only those customers situated in specified locations such that nearby customers and store clerks do not hear the message or hear it more muted than with traditional speakers. We believe the ability to focus sound is a driving feature of our audio solution. We believe our technology offers a number of advantages:

•	delivery of more effective advertisements to store patrons;

•	ability to create a beam of sound and place it only where it is intended;

•	ability to direct advertising to patrons in sound zones while limiting the noise that interferes with workers or the conduct of commerce at checkout or other locations;

•	ability to manipulate or selectively position or diffuse the source of sound;

•	ability to deliver a beam of sound over longer distances than conventional speakers, such as down a grocery store aisle or from a tall box store ceiling; and

•	ability to penetrate other competing ambient sounds to more effectively communicate.

Strategy

Our strategy is to grow our commercial product sales business and to leverage our intellectual property by partnering with large OEMs, commercial integrators and kiosk manufacturers to accelerate product acceptance into our target consumer market areas.  We intend to continue to strengthen our position as a leader in directed audio by improving our technology, broadening our product line, identifying new directed audio applications, acquiring new development and OEM partners, recruiting new commercial integrators, expanding relationships with existing partners, and developing worldwide awareness of the benefits of directed audio and awareness of our HyperSound brand.

Marketing Strategy

We are developing a market position for our technology as a method to enhance stereo content to produce a clear, distinct and robust sound image from just two thin emitters. While applicable to many consumer products, we are targeting 3D sound applications for computers, video gaming, homes and theaters. We are developing awareness of the immersive, spatial sound experience produced by HyperSound technology and we are focusing development and prototyping activities on identified commercial and consumer applications as we develop new applications and develop our licensing business.

Product Development and Licensing Strategy

We believe that continued development and enhancement of our HSS technology is important to our success. Our business strategy is to develop needed technology solutions and features through internal efforts and collaboration with partners. While we have achieved significant milestones in technology and product development, we believe we must productize our new emitter technology and related electronics during fiscal 2014 to meet the needs of consumer markets. Given current performance of prototypes, we believe this effort is mostly industrial design and development of volume production processes. However, additional unknown obstacles could be encountered prior to commercialization.

We seek to license our solutions to established industry partners and OEMs to make products incorporating our technologies widely available to consumers in high-growth markets. We intend to develop functional prototypes in each market vertical to demonstrate the viability of our products, and leverage the prototypes to attract key joint development partners. We intend to license our technology and work with partners to help develop and commercialize products. Although we may be required to provide certain manufacturing services or arrange manufacturing of components for certain licensees, our main focus is to obtain revenues through licensing. We believe that we can develop a position as an audio innovator by employing the strategy of designing a stream of patented audio products, penetrating new licensing accounts and developing strong brand awareness.

Manufacturing Strategy

We have established in-house production capability for our HSS-3000 product line and believe we have proven manufacturability and met the technical requirements for the digital signage market. We also are working to develop contract manufacturing to provide greater capacity for our product sales in commercial markets and as a resource for future licensees, OEMs and VARs who may desire to access capacity for the expanded consumer markets that we are pursuing. We believe that the manufacturing protocols we have established to address the digital signage market will translate to the other market verticals that we are pursuing.

Merger with Turtle Beach

We are in the early stage of transition strategies with Turtle Beach. Should the merger be completed, we expect target markets and strategies related to our technology may change. We expect that post-merger we may elect to pursue development and introduction of certain consumer HSS products for distribution through Turtle Beach’s global retail network rather than seek to license. We cannot currently identify the specific strategic changes that may occur because the Board of Directors and management will change at the closing of the merger.

Manufacturing and Suppliers

Our current HSS-3000 product employs proprietary emitter technology employing custom thin piezo film manufactured pursuant to our formulation. Our intellectual property includes the film formulation and methods to reliably produce emitters using this custom film. We depend on a single piezo-film supplier, Measurement Specialties Inc. (“MSI”), to provide expertise and materials used in our proprietary emitters. One supplier provides plastic and metal parts from tooling owned by us and any change to this source could possibly result in delays. We believe that the other components incorporated in our products can be obtained from multiple supply sources.

Currently our in-house manufacturing and assembly capability consists of custom robotic manufacturing equipment used to automate the production of our emitter sub-assemblies reducing the labor component and permitting higher volume production. Our electronics are produced by a contract manufacturer from part kits we supply that are sourced from a variety of suppliers. We purchase film from MSI, molded plastic and stamped metal parts from a supplier, electronic parts from a variety of suppliers and assemble and test our final products at our assembly facility located in San Diego County, California. The loss of any of our suppliers could have a material impact on our results of operations or financial condition.

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

Should the merger be consummated, we expect to leverage their supply chain as our production grows. We cannot currently predict the impact or nature of changes in manufacturing and suppliers following the merger, when and if consummated.

Selling, Marketing and Customers

Product Sales

We employ four business development and sales personnel for product sale and licensing activities. We also engage outside sales agents from time to time to target specific vertical markets. We sell products directly to commercial customers, through commercial integrators and OEMs and value added resellers (VARs) to use our sound solution in their products and services. Commercial integrators are typically audiovisual specialty firms that design, integrate and sell audio and video solutions to a diverse range of commercial customers. We also sell to distributors and may in the future engage independent selling representatives.

A typical multi-unit digital signage sale requires coordination with other hardware and software providers and/or integrators followed by a one or more pilot tests prior to rollout. Thus the sales process for multi-unit retail or other sales can be 3-6 months or longer.

During fiscal 2013, we focused on developing a pipeline of digital signage opportunities. After developing several successful commercial pilot demonstrations and installations, including McDonalds and Build-A-Bear Workshop, we announced in May 2013 an expanded rollout to Build-A-Bear Workshop outlets. In July 2013, we hired a sales and marketing officer to focus on leveraging these direct sale successes to accelerate distribution through audio visual commercial integrators, distributors and OEMs, primarily kiosk manufacturers. We have recently added 12 commercial integrators to represent HSS products and we are targeting additional leading integrators in various vertical markets worldwide. Many commercial integrators specialize by vertical markets including corporate, retail, education, health care, hotel, restaurant/bar, government, transportation, museums, large venues and other markets. We believe HSS is applicable across a wide range of such vertical markets.

Ingram Micro, Inc. is currently a distributor of HSS products in the U.S. and we have stocking distributors in Europe and Japan. We are seeking to add additional distributors and resellers both domestically and international.

Licensing

Our executive management along with our business development and sales personnel execute our licensing sales strategy. We believe we have been successful in identifying and engaging leaders in major targeted vertical market segments. Generally the licensing process requires an initial introduction and demonstration followed by non-disclosure (NDA) agreements. Thereafter more targeted discussions focus on specific applications with the goal of prototype collaboration and/or licensing.

Marketing

We intend to expand our marketing efforts to build awareness of our directed audio solutions through internet marketing, social media and print advertising along with industry trade shows and exhibitions. We also expect to expend efforts to train and inform commercial integrators, distributor and their staff of the benefits and attributes of our directed audio solutions.

We intend to actively promote the use of our trademarks and logos and require customers to display appropriate branding on products and packaging and in advertising. We plan to work closely with our customers to enhance their success through a variety of support efforts. These efforts include engineering support, tradeshow support, publicity and media relations programs, customized marketing materials, advertising, and support at speaking engagements and industry conferences, as well as conducting in-person technology demonstrations or presentations for the press and others to promote our technologies and products.

We participate in tradeshows and conferences from time to time to increase awareness of who we are and what we do and to market our technology and products.

Merger with Turtle Beach

We believe that the merger will result in acceleration of the design, development, commercialization and distribution of our products and technology because of Turtle Beach’s experience, financial resources, technical expertise, sales and marketing resources, scalable supply chain and global distribution network and that, therefore, the merger will help drive future growth of our current business. While we have only commenced transition planning, if and when the merger closes we would anticipate that additional resources would be applied to grow our commercial product sales through the addition of sales and marketing resources.

Customer Concentration

For the fiscal year ended September 30, 2013, revenues from two customers accounted for 43% and 24% of total revenues. For the fiscal year ended September 30, 2012, revenues from three customers accounted for 30%, 16% and 16% of our total revenues. No other single customer represented more than 10% of total revenues. We may continue in the future to be reliant on a few large customers or distributors and the loss of customers could have a material impact on our financial results.

Research and Development Expenses

For the years ended September 30, 2013 and 2012, we expended $2,056,364 and $1,340,054, respectively, on research and development. We continue to innovate, make improvements to our technology and develop new products and accordingly anticipate that we will continue to devote substantial resources to research and development activities.

Warranties

We warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. Our product warranties generally are limited warranties, and in some instances impose certain shipping costs on the customer. We expect in most cases it may be more economical and effective to replace a defective part, whether amplifier or emitter, rather than repair, but in the future we may establish repair warranty service directly or through others.

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

As we enter the consumer market for speakers in computers, gaming devices and home audio, we will compete within an audio industry that is fragmented and competitive and includes numerous manufacturers offering audio products that vary widely in price, quality and distribution methods. Manufacturers such as Harmon International Industries, Bose, Klipsch, Polk Audio, Pioneer, Sony, Boston Acoustics, LG, Samsung and many other large competitors have substantially greater resources to devote to advancing their technologies and developing and marketing new products and technologies. While we seek to license these and others, we will compete for revenues in a market with declining prices and slim margins. We believe that we can compete based primarily on the quality and performance of our proprietary technology and our ability to meet OEMs’ needs to differentiate their products.

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

We are subject to various federal, state, local, and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process. We believe that our current manufacturing and other operations comply in all material respects with applicable environmental laws and regulations; however, it is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted to create an environmental liability with respect to our facilities, operations, or products.

Our pursuit of clearance for sales of HSS products as a medical device for the hearing impaired will subject us to substantial additional regulation. Unless an exemption applies, each medical device distributed commercially in the United States requires either prior 510(k) clearance or pre-market approval (“PMA”) from the FDA. The FDA classifies medical devices into one of three classes. Class I devices are subject to only general controls, such as establishment registration and device listing, labeling, medical device reporting, and prohibitions against adulteration and misbranding. Class II medical devices generally require prior 510(k) clearance before they may be commercially marketed in the United States. The FDA will clear marketing of a medical device through the 510(k) process if the FDA is satisfied that the new product has been demonstrated to be substantially equivalent to another legally marketed device, or predicate, device, and otherwise meets the FDA’s requirements. Class II devices are also subject to general controls and may be subject to performance standards and other special controls. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device, are placed in Class III, generally requiring submission of a PMA supported by clinical trial data. To obtain 510(k) clearance, we recently submitted a notification to the FDA seeking to demonstrate that our device is substantially equivalent to a predicate device, i.e., a device that was in commercial distribution before May 28, 1976, a device that has been reclassified from Class III to Class I or Class II, or a 510(k)-cleared device. The FDA’s 510(k) clearance process generally takes from three to twelve months from the date the application is submitted, but can take significantly longer. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the device is automatically placed into Class III, requiring the submission of a PMA. Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance and may even, in some circumstances, require a PMA, if the change raises complex or novel scientific issues. And once a medical device is cleared for marketing there are pervasive and continuing regulations governing the manufacture and marketing of a product. There can be no assurance we will obtain clearance to sell HSS as a medical device.

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

In connection with the spin-off, LRAD Corporation contributed to us 28 U.S. patents, three foreign patents and several pending patents. We reviewed the patents in connection with our technology strategy and abandoned some by not paying renewal fees or continuing prosecution of pending applications. We currently own 24 U.S. patents, two foreign patents and 32 pending patents. We consider eight U.S. patents and our pending patents as directly supporting our technology platform and consider our other patents to be defensive or blocking in nature. We continually evaluate our patent strategy based on new developments and information and may reclassify certain patents in the future depending on such information. We also believe we own important tradecraft and trade secrets related to our technology and in the design and production of our emitters.

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

Employees and Executive Officers

We have four executive officers, Kenneth F. Potashner, our Executive Chairman, Elwood G. Norris, our President and Chief Scientist, James A. Barnes, our Chief Financial Officer, Treasurer and Secretary and Todd Savitt our Vice President of Sales and Marketing. We have eleven other full-time employees. We engage outside consultants for business development, product design, electronics and manufacturing expertise or other functions from time to time. We also lease assembly personnel as required for production, currently three full-time equivalent persons.

Available Information

Our Internet address is www.parametricsound.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. Additionally, our Code of Ethics, Compensation Committee Charter and Audit Committee Charter are available on our website. The information found on, or accessible through, our website is not incorporated by reference into and is not part of this or any other report we file with or furnish to the SEC.

Alternatively, the public may read and copy any materials we file with the SEC at the its Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and state the address of that site (http://www.sec.gov).

ITEM 1A. RISK FACTORS

In addition to the information contained elsewhere in this Annual Report on Form 10-K, you should consider carefully the following risk factors related to Parametric Sound, the merger agreement and the merger. You should also consider the risk factors pertaining to Turtle Beach under “Risk Factors – Risks Related to Turtle Beach’s Business” which are set forth in the preliminary proxy statement we filed with the SEC on November 4, 2013 and are incorporated herein by reference. If any of such risks actually occur, our business, financial condition, results of operations, cash flows and stock price could be materially adversely affected. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K.

RISKS RELATED TO THE MERGER BETWEEN PARAMETRIC AND TURTLE BEACH

Although Parametric and Turtle Beach expect that the merger will result in benefits to the combined company, the combined company may not realize those benefits because of various challenges.

Parametric and Turtle Beach believe that the merger will result in Turtle Beach’s experience, financial resources, technical expertise, sales and marketing resources, scalable supply chain and global distribution network helping to accelerate the design, development, commercialization and distribution of pit products and technology, including our HyperSound-based products, in particular in our three target market segments, and that the merger will drive future growth across the businesses of the combined company. However, the integration of a new company is a complex, costly and time-consuming process. This process may disrupt the business of either or both of the companies, and there can be no assurance that the combination will result in the realization of the anticipated benefits from the merger.

The announcement and pendency of the merger could have an adverse effect on our stock price and/or our business, financial condition, results of operations or business prospects.

The announcement and pendency of the merger has had and could continue to have an adverse effect on our stock price and increase the price volatility and risk of trading in our stock. Our business, financial condition, results of operations or business prospects could also be adversely affected. For example, third parties may seek to terminate and/or renegotiate their relationships with us as a result of the merger, whether pursuant to the terms of their existing agreements or otherwise. Potential licensees and commercial customers may decide not to continue discussions with us. In addition, the attention of our management may be directed toward the completion of the merger and related matters and may be diverted from the day-to-day business operations, including from other opportunities that otherwise might be beneficial to us.

Failure to complete the merger could impact negatively our business, financial condition or results of operations or our stock price.

The completion of the merger is subject to a number of conditions and there can be no assurance that the conditions to the completion of the merger will be satisfied. If the merger is not completed, we will be subject to several risks, including:

•	the current trading price of our common stock may reflect a market assumption that the merger will occur, meaning that a failure to complete the merger could result in a decline in the price of our common stock;
•	certain of our executive officers and/or directors may seek other employment opportunities, and the departure of any of our executive officers and the possibility that we would be unable to recruit and hire a replacement executive could impact negatively our business and operating results;
•	our Board of Directors would need to reevaluate our strategic alternatives, which alternatives may include a sale of the company, liquidation of the company, a return to pre-merger strategies of seeking licensing candidates and growing commercial sales, or other strategic transactions;
•	we may be required to pay Turtle Beach a termination fee of $1,000,000 and/or enter into a license agreement to Turtle Beach for certain of our intellectual property for use in console audio products on an exclusive basis and computer audio products on a non-exclusive basis if the merger agreement is terminated under certain circumstances;
•	we have incurred and expect to incur substantial additional transaction and litigation costs in connection with the merger whether or not the merger is completed;
•	we would not realize any of the anticipated benefits of having completed the merger; and
•	under the merger agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the merger, which restrictions could adversely affect our ability to realize our business strategies or take advantage of certain business opportunities in the event the merger is not completed.

If the merger is not completed, these risks may materialize and materially and adversely affect our business, financial condition, results of operations or stock price.

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

The Per Share Number and Per Share Exchange Ratio are not adjustable based on the market price of our common stock and if the market price of our common stock fluctuates, the market value of the shares of each party to the merger can change prior to the completion of the merger.

The Per Share Number and Per Share Exchange Ratio, as calculated in the merger agreement, which determine the number of shares to be issued to the former Turtle Beach stockholders pursuant to the merger and the number of Parametric options to be granted to former Turtle Beach option holders, respectively, is based on the fully-diluted number of shares of our common stock and Turtle Beach capital stock outstanding as of immediately prior to the completion of the merger, subject to adjustment as provided in the merger agreement. No adjustments to the Per Share Number or Per Share Exchange Ratio will be made based on changes in the trading price of our common stock or the value of Turtle Beach capital stock prior to the completion of the merger. Changes in the trading price of our common stock or the value of Turtle Beach capital stock may result from a variety of factors, including, among others, general market and economic conditions, changes in our or Turtle Beach’s respective businesses, operations and prospects, market assessment of the likelihood that the merger will be completed as anticipated or at all, and regulatory considerations. Many of these factors are beyond our control or Turtle Beach’s control. As a result, the value of the shares of our common stock issued to Turtle Beach stockholders in connection with the merger could be substantially less or substantially more than the current market value of our common stock. Likewise, such factors including those related to Turtle Beach could affect the value of our common stock prior to closing of the merger.

The “Parent Percentage” (as defined in the merger agreement) is not adjustable based on issuances by us of additional shares of our common stock either upon the exercise of options or warrants or issuance of certain new securities or otherwise, and any new issuances could result in additional dilution to our current stockholders.

Subject to certain conditions in the merger agreement, we are not prohibited from issuing additional equity securities, including securities issued pursuant to the exercise of outstanding options or warrants or the granting of new stock options or the issuance of new securities related to a qualified offering or otherwise. It is possible that prior to the completion of the merger, we may grant additional stock options or issue additional equity securities including in connection with a Qualified Equity Offering. The Parent Percentage, as defined in the merger agreement, which determines in part the number of shares to be issued to the former Turtle Beach stockholders pursuant to the merger and the number of Parametric options to be granted to former Turtle Beach option holders, respectively, is not adjustable based on issuances by us of additional shares of our common stock, or an increase in our fully-diluted shares by issuance of additional stock options or warrants as such (but may be adjusted in the event of a Qualified Equity Offering). Therefore, any such new issuances by us could result in additional dilution to our current stockholders.

We have incurred and will continue to incur significant transaction and litigation costs in connection with the merger, some of which will be required to be paid even if the merger is not completed.

We have incurred and will continue to incur significant transaction and litigation costs in connection with the merger. These costs are primarily associated with the fees of attorneys and accountants and our financial advisors. Many of these costs will be paid even if the merger is not completed. In addition, if the merger agreement is terminated due to certain triggering events specified in the merger agreement, we may be required to pay Turtle Beach a termination fee of $1,000,000 and may be required to enter into the break-up fee license agreement.

The merger agreement and certain related voting agreements contain provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the merger.

The merger agreement contains provisions that may make it difficult for us to entertain a third-party proposal for an acquisition. These provisions include:

•	certain prohibitions on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal outside a limited 30-day go shop period that expired on September 5, 2013; and
•	the requirement that we pay Turtle Beach a termination fee of $1,000,000 and/or enter into the break-up fee license agreement if the merger agreement is terminated under certain circumstances.

In addition, pursuant to agreements entered into between Turtle Beach and our three executive officers, each executive officer is subject to a voting agreement, pursuant to which he has agreed to vote in favor of the approval and adoption of the merger agreement and the transactions contemplated thereby and vote against other acquisition proposals defined in the agreement. These provisions might discourage an otherwise interested third party from considering or proposing an acquisition of us, even one that may be deemed of greater value than the merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the potential termination and the break-up fee license agreement may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.

Because the lack of a public market for Turtle Beach’s outstanding shares makes it more difficult to evaluate the value of such shares, Turtle Beach stockholders may receive consideration in the merger that is greater than the fair market value of the Turtle Beach shares.

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

The NASDAQ Capital Market considers the anticipated merger of Parametric and Turtle Beach to be a business combination with a non-NASDAQ entity, resulting in a change in control of Parametric; and therefore, has required that Parametric submit a new initial listing application, which requires certain actions on the part of the combined company which may not be successful and, if unsuccessful, could make it more difficult for holders of shares of the combined company to sell their shares.

The NASDAQ Capital Market considers the merger between Parametric and Turtle Beach to be a business combination with a non-NASDAQ entity, resulting in a change in control of Parametric and has required that Parametric submit a new initial listing application.  The NASDAQ Capital Market may not approve Parametric’s new initial listing application for The NASDAQ Capital Market on a timely basis, or at all. If this occurs then the merger may not be completed and if the merger is still completed, stockholders may have difficulty converting their investments into cash effectively.

The merger will result in changes to the our Board and we may pursue different strategies after the merger than we may have pursued independently.

If the merger is completed, the composition of our Board will change in accordance with the merger agreement. Following completion of the merger, our Board is expected to consist of nine members initially to be comprised of two directors appointed by us, five directors appointed by former Turtle Beach stockholders and two vacancies. Currently, it is anticipated that after the merger we will continue to advance the current product development efforts and business strategies of both Parametric and Turtle Beach. However, because a majority of the the Board after the merger will initially be comprised of directors selected by Turtle Beach, following the merger we may pursue certain business strategies that we would not have pursued had the merger not taken place.

Ownership of the combined company's common stock will be highly concentrated, and it will prevent our stockholders from influencing many significant corporate decisions and may result in conflicts of interest that could cause the combined company's stock price to decline.

Upon completion of the merger, certain Turtle Beach stockholders acting as a group are expected to beneficially own or control a significant majority of the combined company. Accordingly, these stockholders, acting as a group pursuant to a stockholder agreement, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders also may exert influence in delaying or preventing a change in control, even if such change in control would benefit the other stockholders. In addition, the significant concentration of stock ownership may affect adversely the market value of our common stock due to investors' perception that such conflicts of interest may exist or arise.

Following the merger, we expected to be a “controlled company” within the meaning of the corporate governance standards of NASDAQ and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

Upon completion of the merger, it is anticipated that Parametric will be a “controlled company” under NASDAQ rules. A “controlled company” under NASDAQ rules is a listed company more than 50 percent of the voting power of which is held by an individual, a group or another company (and which elects to be treated as a “controlled company”). Following the merger, certain stockholders of Turtle Beach will constitute a group controlling more than 50% of the voting power of our voting stock. As a “controlled company,” we will be permitted to, and intend to, opt out of certain NASDAQ rules that would otherwise require (i) a majority of the members of the our Board to be independent, (ii) that the compensation committee be comprised entirely of independent directors, and (iii) that we establish a nominating and governance committee comprised entirely of independent directors, or otherwise ensure that director nominees are determined or recommended to the Board by the independent members of the Board. Accordingly, after the merger, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

Following the merger, sales of shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly, even if our business is doing well.

Concurrently with the execution of the merger agreement, Parametric and Turtle Beach entered into Stockholder Agreements and Irrevocable Proxies, referred to as the “voting agreements,” with Messrs. Potashner, Barnes and Norris, as well as certain entities over which they exercise voting and/or investment control, collectively referred to as the “management stockholders.” Under the voting agreements, the management stockholders have agreed to a lock-up restriction whereby they have agreed not to sell or otherwise transfer the shares of Parametric common stock beneficially owned by them (or subsequently acquired by them) until six months following the closing of the merger, subject to certain exceptions including, without limitation, the right to sell shares in order to pay certain taxes which may arise in connection with the merger.

Additionally, pursuant to the Stockholder Agreement, Turtle Beach stockholders have agreed to a lock-up restriction whereby they will not sell or otherwise transfer the merger shares for a period of six months following the closing of the merger, subject to certain exceptions including, without limitation, the right to sell shares in order to pay certain taxes which may arise in connection with the merger. Additionally, the Stockholder Agreement provides for certain post-closing registration rights after the merger, which rights could facilitate the sale of the shares held by Turtle Beach stockholders into the market.

If the shares held by the aforementioned stockholders are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

Several lawsuits have been filed against Parametric, Parametric’s directors, Merger Sub and Turtle Beach challenging the merger, and an adverse judgment in such lawsuits may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

Parametric, our directors and Turtle Beach are named as defendants in class action lawsuits brought by stockholders challenging the proposed merger, seeking, among other things, to enjoin the defendants from consummating the merger on the agreed-upon terms. If the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the merger on the agreed-upon terms, the injunction may prevent the completion of the merger in the expected timeframe (or altogether).

In connection with the consummation of the merger, Parametric and its subsidiaries will become subject to the terms and conditions of Turtle Beach’s credit facility and, accordingly, will be required to grant to the lenders under such facility a first-priority lien against the assets of Parametric and its subsidiaries.

                Upon the closing of the merger, Parametric and its subsidiaries will become parties to Turtle Beach’s credit facility and subject to the terms and conditions thereof.  For more information about this credit facility and related risks, see the following sections in the preliminary proxy statement we filed on November 4, 2013, which are incorporated herein by reference, entitled “Turtle Beach’s Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Obligations,” “Risk Factors – Turtle Beach depends upon the availability of capital under its credit facility…” and “Risk Factors – Turtle Beach’s Credit Facility provides its lenders with a first priority lien against substantially all of its assets…”  If the combined company were to fail to comply with the affirmative and negative covenants of the credit facility, the lenders under such facility could under certain circumstances foreclose on the assets of the combined company, which would result in a material adverse effect on the combined company’s financial condition and results of operations.

RISKS RELATED TO THE COMBINED COMPANY IF THE MERGER IS COMPLETED

The success of the merger will depend, in large part, on the ability of the combined company following completion of the merger to realize the anticipated benefits from combining the businesses of Parametric and Turtle Beach.

The merger involves the integration of two companies that previously have operated independently with operating offices in two distinct locations. Parametric and Turtle Beach are able to conduct only limited planning regarding the integration of the two companies prior to completion of the merger. Significant management attention and resources will be required to integrate the two companies after completion of the merger. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the merger.

Potential difficulties that may be encountered in the integration process include the following:

•	using the combined company’s cash and other assets efficiently to develop the business of the combined company;

•	appropriately managing the liabilities of the combined company;

•	potential unknown or currently unquantifiable liabilities associated with the merger and the operations of the combined company;

•	potential unknown and unforeseen expenses, delays or regulatory conditions associated with the merger; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.

Delays in the integration process could adversely affect the combined company’s business, financial results, financial condition and stock price following the merger. Even if the combined company were able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, innovation and operational efficiencies that may be possible from this integration and that these benefits will be achieved within a reasonable period of time.

Future results of the combined company may differ materially from the unaudited pro forma financial statements presented in the preliminary proxy statement and the financial forecasts prepared by Parametric and Turtle Beach in connection with discussions concerning the merger.

The future results of the combined company may be materially different from those shown in the unaudited pro forma condensed combined financial statements presented in the preliminary proxy statement filed on November 4, 2013, which show only a combination of the historical results of Parametric and Turtle Beach, and the financial forecasts prepared by each company in connection with discussions concerning the merger. Parametric and Turtle Beach expect to incur significant costs associated with completion of the merger and combining the operations of the two companies.  The exact magnitude of these costs is not yet known, but is estimated to be approximately $9 million between the two companies.  Furthermore, these costs may decrease the capital that the combined company could use for continued development of the combined company’s business in the future or may cause the combined company to seek to raise new capital sooner than expected.

The combined company’s ability to utilize Parametric’s net operating loss and tax credit carryforwards in the future is subject to substantial limitations and may be further limited as a result of the merger.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percent change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited.  Further, if the historic business of Parametric is not treated as being continued by the combined entity for the two-year period beginning on the date of the merger (referred to as the “continuity of business requirement”), the pre-transaction net operating loss carryforward deductions become substantially reduced or unavailable for use by the surviving corporation in the transaction. It is expected that the merger with Turtle Beach will result in an “ownership change” of Parametric.  Accordingly, the combined company’s ability to utilize Parametric’s net operating loss and tax credit carryforwards may be substantially limited.  These limitations, in turn, could result in increased future tax payments for the combined company, which could have a material adverse effect on the business, financial condition or results of operations of the combined company.

Under Section 384 of the Code, available net operating loss carryovers of Parametric or Turtle Beach may not be available to offset certain gains arising after the merger from assets held by the other corporation at the effective time of the merger.  This limitation will apply to the extent that the gain is attributable to an unrealized built-in-gain in the assets of Parametric or Turtle Beach existing at the effective time of the merger.  To the extent that any such gains are recognized in the five-year period after the merger upon the disposition of any such assets, the net operating loss carryovers of the other corporation will not be available to offset such gains (but the net operating loss carryovers of the corporation that owned such assets will not be limited by Section 384 although they may be subject to other limitations under Section 382 as described above).

The price of Parametric common stock after the merger is completed may be affected by factors different from those currently affecting the price of Parametric common stock.

The business of Parametric differs significantly from the business of Turtle Beach; and, accordingly, the results of operations of the combined company and the trading price of Parametric common stock following completion of the merger may be affected significantly by factors different from those currently affecting the independent results of operations of Parametric.

The combined company’s management will be required to devote substantial time to comply with public company regulations.

The combined company will incur significant legal, accounting and other expenses that Turtle Beach did not incur as a private company.  The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as rules implemented by the SEC and The NASDAQ Global Market, impose various requirements on public companies, including those related to corporate governance practices.  The combined company’s management and other personnel will need to devote a substantial amount of time to these requirements.  Certain members of Turtle Beach’s management, which will continue as the management of the combined company, do not have significant experience in addressing these requirements.  Moreover, these rules and regulations will increase the combined company’s legal and financial compliance costs relative to those of Turtle Beach and will make some activities more time consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that the combined company maintain effective internal control for financial reporting and disclosure controls and procedures.  In particular, the combined company must perform system and process evaluation and testing of its internal control over financial reporting to allow management and the combined company’s independent registered public accounting firm to report on the effectiveness of its internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  The combined company’s compliance with these requirements will require that it incur substantial accounting and related expenses and expend significant management efforts.  The combined company will need to hire additional accounting and financial staff to satisfy the ongoing requirements of Section 404 of the Sarbanes-Oxley Act.  The costs of hiring such staff may be material and there can be no assurance that such staff will be immediately available to the combined company.  Moreover, if the combined company is not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if the combined company or its independent registered public accounting firm identifies deficiencies in its internal control over financial reporting that are deemed to be material weaknesses, investors could lose confidence in the accuracy and completeness of the combined company’s financial reports, the market price of the combined company’s common stock could decline and the combined company could be subject to sanctions or investigations by The NASDAQ Capital Market, the SEC or other regulatory authorities.

After completion of the merger, the combined company will possess not only all of the assets but also all of the liabilities of both Parametric and Turtle Beach. Discovery of previously undisclosed or unknown liabilities could have an adverse effect on the combined company’s business, operating results and financial condition.

Acquisitions involve risks, including inaccurate assessment of undisclosed, contingent or other liabilities or problems.  After completion of the merger, the combined company will possess not only all of the assets, but also all of the liabilities of both Parametric and Turtle Beach.  Although Parametric conducted a due diligence investigation of Turtle Beach and its known and potential liabilities and obligations, and Turtle Beach conducted a due diligence investigation of Parametric and its known and potential liabilities and obligations, it is possible that undisclosed, contingent or other liabilities or problems may arise after completion of the merger, which could have an adverse effect on the combined company’s business, operating results and financial condition.

Parametric and Turtle Beach do not expect the combined company to pay cash dividends.

Parametric and Turtle Beach anticipate that the combined company will retain its earnings, if any, for future growth and therefore not pay any cash dividends in the foreseeable future.  Investors seeking cash dividends should not invest in the combined company’s common stock for that purpose.

Anti-takeover provisions in the combined company’s charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or management and could make a third-party acquisition of the combined company difficult.

The combined company’s certificate of incorporation and bylaws, as amended, will contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares.  These provisions could limit the price that investors might be willing to pay in the future for shares of the combined company’s common stock.

RISK FACTORS RELATING TO PARAMETRIC

Risks Related to Parametric’s Financial Condition and Future Capital Requirements

We have not generated significant revenues and we have a history of operating losses, expect additional losses and may not achieve or sustain profitability.

Substantially all our revenues to date have been derived from sales of one product to a limited number of customers. We must expand our customer base and introduce new products to generate additional revenues. We have incurred operating losses since our Spin-Off and expect additional losses until we achieve revenues and resulting margins to offset our operating costs.  We expect to expend significant resources on personnel, consultants, intellectual property protection, research and development, marketing, production and administration. Our net loss for the fiscal years ended September 30, 2013 and 2012 was $7,670,424 and $4,462,182, respectively. Our ability to achieve future profitability is dependent on a variety of factors, many outside our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to continue to obtain additional funding which could have a material negative impact on the market value of our common stock or be dilutive.

We have incurred and expect to continue to incur substantial merger related costs and until and unless our revenues grow sufficiently to sustain operations, we must depend on financing to sustain operations.

Developing products and introducing new technology requires substantial amounts of capital. A merger such as that being undertaken by us requires substantial expenditures for legal and related business transaction costs. Through September 30, 2013 we expended $1.3 million on business transaction expenses and expect to incur substantial additional costs in the first quarter of 2014 and or until the merger is completed or terminated. If the merger is not completed, we expect our cash resources to decrease as we continue to use cash to pay merger related transaction costs and fund operations. While we believe that existing working capital resources and product revenues will be sufficient to meet our operating requirements over the next year this estimate may prove incorrect or we, nonetheless, may choose to raise additional financing.

Our future capital requirements will depend upon numerous factors including:

•	the timing, cost and successful completion of the merger;

•	the success, progress, timing and costs of our business development efforts to obtain licensing arrangements and our efforts to evaluate possible strategic alternatives with respect to the Company and our technology;

•	our ability to obtain value from our current products and technologies and our ability to sell or license new products and technologies and the costs and expenses of such activities;

•	the perceived, potential and actual commercial success of the our products;

•	our operating expenses;

•	the progress, timing, cost and results of our regulatory efforts related to hearing applications of its technology;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights;

•	the emergence of competing products and technologies, and other adverse market developments; and

•	the resolution of the pending purported shareholder class action litigation and any amount we may be required to pay as deductible or in excess of its directors’ and officers’ liability insurance.

In the event we require additional working capital to fund operations or otherwise elect to raise additional funds, management may seek to acquire any such additional funds through equity or debt financing arrangements. There is no assurance that any financing transaction will be available on terms acceptable to us, or at all. If the we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt.

If we do not complete the merger and if adequate funds are not available in the future or are not available on acceptable terms, we may need to reduce our operating costs which may have a material adverse effect on our financial position and results of operations.

We will need additional capital for future growth and raising additional funds by issuing additional equity securities may cause dilution to existing stockholders, raising additional funds by issuing additional debt financing may restrict our operations and raising additional funds through licensing arrangements may require us to relinquish proprietary rights.

If the merger is not completed we may need additional capital to support continued operations and our future growth. While we may be able to generate some funds from operations, existing working capital may not be sufficient due to the significant merger costs and operating losses. Principal factors affecting the availability of internally generated funds include:

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

In the event we would be required to raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be diluted significantly, and these newly issued securities may have rights, preferences or privileges senior to those of its existing stockholders.  In addition, the issuance of any equity securities could be at a discount to the market price.

If we incur debt financing, the payment of principal and interest on such indebtedness may limit funds available for our business activities, and we could be subject to covenants that restrict our ability to operate our business and make distributions to our stockholders. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem stock or make investments.  There is no assurance that any equity or debt financing transaction will be available on acceptable terms, or at all.

As an alternative to raising additional financing by issuing additional equity or debt securities, we may choose to license one or more of our products or technologies to a third party, sell certain assets or rights under license agreements or enter into other business collaborations or combinations, including a possible sale or merger of our company.  We have no license revenues to date and there is no assurance of our ability to license or otherwise obtain funds through licensing or similar activity. If we obtain additional funds through licensing arrangements, we may be required to relinquish greater or all rights to our products at an earlier stage of development or on less favorable terms than we otherwise would choose.

Risks Related to Parametric’s Current Business

Focusing a key component of our business model on realizing the value of our intellectual property through licensing may not result in anticipated benefits.

During fiscal 2012 we announced that in addition to commercial product sales we were focusing efforts on leveraging the value of our intellectual property by seeking to license our technology to established industry partners in target markets and growing our product business in digital signage and related markets. We have a limited operating history and a limited track record with respect to our licensing strategy, making it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies with evolving business strategies. If we do not manage these risks successfully, our business and operating results will be adversely affected. In addition, our intellectual property licensing strategy may place increased demands on our personnel and divert resources from product sales and product operations adversely affecting future results. We also may not realize any or all of the anticipated benefits of our strategies.

Our licensing strategy is untested, subject to risk and there is no assurance companies will license our technology or produce licensable products or pay license fees sufficient to sustain our operations.

Our licensing strategy is untested and we have no licensing revenue to date. There can be no assurance that consumer electronic product companies we have targeted or will target will license our technology or, if so, produce licensable products. Our plans and ability to license for particular applications may require additional product development and there can be no assurance we can demonstrate performance acceptable to prospective licensees. The markets for consumer electronic products in which our technology is intended are intensely competitive and price sensitive. This could place pressure on licensing fees and limit our ability to exploit our technology. We also risk that licensees will inaccurately report licensing royalties, if any, or that they or others will make unauthorized use of our intellectual property.

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

We are dependent on one core technology and product category and limited products to generate revenues. We cannot assure you that these or other future products will achieve customer acceptance to attain a level of sales to support our operating costs. The vast majority of our product sales are generated from a small number of customers and we have no reported licensing revenue to date. Two customers accounted for 43% and 24% of our total revenues in fiscal 2013 and three customers accounted for 30%, 16% and 16% of our total revenues in fiscal 2012. We do not have long-term agreements with these or other customers and our agreements with these customers do not require them to purchase any specific number or amount of our products. As a result, agreements with respect to pricing, returns, promotions, among other things, are subject to periodic negotiation with each customer. No assurance can be given that these or other customers will continue to do business with us. The loss of any of our significant customers could have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, the uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based in part on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

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

Since our products include ultrasonic emissions along with the acoustic output, customers or others could claim damage to human hearing or human health irrespective of whether the product is used properly or improperly, such as when the product is used at extreme close ranges for long periods of exposure. A person claiming injury in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, negligent design, dangerous product or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our products. While we have product liability insurance, it may be too costly for us or may be unavailable and it may be insufficient to pay any claims. We may not have sufficient resources to satisfy any product liability claims not covered by insurance which would materially and adversely affect our financial position. Significant litigation could also result in a diversion of management’s attention and resources and negative publicity.

If we are unable to keep up with rapid technological changes, our processes, products or services may become obsolete.

The audio market is characterized by significant and rapid technological change. Although we will continue to expand our technological capabilities in order to remain competitive, research and discoveries by others may make our processes, products or services less attractive or even obsolete.

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

We expect our proprietary sound reproduction products and technologies will be the source of substantially all of our future revenues. Revenues are expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of these factors, including those listed below, could cause us to fail to achieve our revenue expectations. These factors include:

•	the resources expended on and the status and timing of our proposed merger with Turtle Beach and related transactions;

•	our ability to supply sound reproduction components to customers, distributors, VARs or OEMs or to license our technologies;

•	market acceptance of, and changes in demand for, our products or our customers’ products;

•	gains or losses of significant customers, distributors or strategic relationships;

•	unpredictable volume and timing of customer orders;

•	the availability, pricing and timeliness of delivery of components for our products;

•	fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;

•	timing of new technological advances, product announcements or introductions by us, by OEMs or licensees and by our competitors;

•	product obsolescence and the management of product transitions and inventory;

•	unpredictable warranty costs associated with our products;

•	installation or order delays by customers, distributors, OEMs or production delays by us or our suppliers;

•	general consumer electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices;

•	general economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling; and

•	general political conditions in this country and in various other parts of the world that could affect spending for the products that we intend to offer.

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

If we incur additional expenses in a quarter in which we do not experience increased revenue, our results of operations will be adversely affected and we may incur larger losses than anticipated for that quarter. Factors that could cause our expenses to fluctuate from period to period include:

•	the merger costs associated with our proposed merger with Turtle Beach;

•	the timing and extent of our research and development efforts;

•	tooling, manufacturing and production working capital costs;

•	investments and costs of maintaining or protecting our intellectual property;

•	the extent of marketing and sales efforts to promote our products and technologies; and

•	the timing of personnel and consultant hiring.

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

In our efforts to seek medical device marketing clearance we could face significant regulatory issues that could bar or delay product marketing or limit indicated uses.

The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all, or that there will not be limitations imposed on indicated uses and claims. We recently submitted a notification seeking medical device marketing clearance from the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act.  This provision allows many medical devices to avoid human clinical trials if the product is “substantially equivalent” to another device already on the market.  Premarket notification requires a new device to be compared for safety, effectiveness and technological characteristics to another device (or multiple devices) already on the market.  A successful 510(k) submission results in FDA clearance for commercialization.

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

We rely on outside suppliers to provide a large number of components and sub-assemblies incorporated in our products and failure to forecast demand could cause us to lose business or be obligated for excess inventory.

Our products have a number of components and subassemblies produced by outside suppliers. In addition, for certain of these items, we qualify only a single source with long lead times, which can magnify the risk of shortages or result in excess supply and also decreases our ability to negotiate with our suppliers on the basis of price. In particular, we depend on one piezo-film supplier to provide expertise and materials used in our proprietary emitters and one supplier for a majority of our plastic and metal parts from tooling owned by us. Our sales have varied from quarter to quarter and are not subject to reliable forecast. If shortages occur we could lose sales or if we purchase excess inventory, we could be subject to loss from lack of sales or if models change. Also if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased, which would have a material adverse effect on our business, liquidity, results of operation and financial position.

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

Our business is substantially dependent on our Executive Chairman, Kenneth F. Potashner, and our President and Chief Scientist, Elwood G. Norris, and other key personnel. The loss of either of Mr. Potashner or Mr. Norris or any of these key personnel could materially adversely affect our business, financial condition, results of operations and cash flows. In addition, competition for skilled and non-skilled employees among companies like ours is intense, and the loss of skilled or non-skilled employees or an inability to attract, retain and motivate additional skilled and non-skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully, develop new products, attract customers and meet customer shipments.

Failure to maintain an effective system of internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing and other aspects of our business.

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. While our management concluded that out internal control over financial reporting was effective as of September 30, 2013, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on its stock price.

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

Our common stock has traded on The NASDAQ Capital Market as low as $3.49 and as high at $22.39 during the period from March 22, 2012 through September 30, 2013. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, and that have often been unrelated or disproportionate to the operating performance of companies. These broad market fluctuations may adversely affect the trading price of shares our common stock.

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

From time to time, certain of our stockholders including affiliates may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. As of September 30, 2013, we had outstanding options granted to our employees, directors and consultants to purchase 1,348,354 shares of our common stock, and had outstanding warrants issued to investors to purchase 137,345 shares of our common stock. At September 30, 2013, the exercise prices for the options and common stock warrants ranged from $1.50 to $16.92 per share. The issuance of shares of common stock upon the exercise of outstanding options or warrants could cause substantial dilution to holders of common stock and could negatively affect the terms on which we could obtain equity financing. Any substantial sale the sale of these shares in the market or sales of shares pursuant to Rule 144 or pursuant to any resale prospectus could cause the market price of our common stock to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate executive office is located at 13771 Danielson Street, Suite L, Poway, California. We occupy approximately 9,650 square feet of improved office, laboratory, assembly and warehouse space, pursuant to a lease terminating in August 2015. The gross monthly base rent is approximately $7,070 increasing approximately 3.5% per annum subject to certain other future adjustments. We believe these facilities are adequate for our office and assembly needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On August 8, 2013, James Harrison, Jr., a purported shareholder of the Company, filed a class action lawsuit in the Superior Court California, County of San Diego, under the caption Harrison v. Parametric Sound Corp., naming the Company, the Company’s directors, Paris Acquisition Corp. and VTB Holdings, Inc. ("Turtle Beach") as defendants.  Several other substantially similar shareholder class action complaints were filed in the same court in August 2013.  In August and September 2013, several substantially similar shareholder class action complaints were filed in the Eighth Judicial District Court, Clark County, Nevada.  All complaints related to the same events and transactions regarding the proposed merger, allege breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty in connection therewith, sought class action status, and demanded an order enjoining the proposed merger and unspecified reforms, actions and disclosures.  On September 10, 2013, the California Superior Court consolidated all related cases before it under the caption In re Parametric Sound Corp. Shareholder Litigation, Case No. 37-2013-00061953-CU-BT-CTL.  On September 23, 2013, the Nevada District Court consolidated all related cases before it under the caption In re Parametric Sound Corp. Shareholders’ Litigation, Lead Case No. A-13-686890-B, Dep’t XI. Following our filing of the preliminary proxy statement on November 4, 2013: on November 14, 2013, an amended complaint was filed in the consolidated action pending in Nevada; and on November 18, 2013, an amended complaint was filed in the consolidated action pending in California. These amended complaints reiterate the same claims and seek the same relief as asserted and sought in the original complaints. On November 20, 2013, Shana Vasek, a purported shareholder of the Company, filed a class action lawsuit in the United States District Court for the District of Nevada, under the caption Vasek v. Parametric Sound Corp., Case No. 2:13-cv-02148-JAD-GWF, naming the same defendants, asserting the substantially the same allegations and seeking substantially the same relief as asserted and sought the above-referenced consolidated action pending in Nevada state court.  In addition to asserting substantially the same claims for breach of fiduciary duty and aiding and abetting as asserted in the above-referenced consolidated action pending in Nevada state court, the plaintiff in the federal court action asserts a claim for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9.

The lawsuits are in their early stages; and, therefore, we are unable to predict the outcome of the lawsuits and the possible loss or range of loss, if any, associated with their resolution or any potential effect the lawsuits may have on our operations or the pending merger.  Depending on the outcome or resolution of these lawsuits, they could have a material effect on our operations, including our financial condition, results of operations, or cash flows. No amounts have been accrued related to these lawsuits as of September 30, 2013.

We may at times in the future become involved in other litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our financial statements for pending litigation. Litigation is expensive and is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact our operating results or financial condition. Additionally, any additional litigation to which we may become subject could also require significant involvement of our senior management and may divert management’s attention from our business and operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $0.001 par value, was first listed on The NASDAQ Capital Market on March 22, 2012 under the symbol “PAMT.” Before being listed on The NASDAQ Capital Market, our common stock was quoted on the OTC Bulletin Board. Quotations on the OTCBB commenced on October 4, 2010, and the first trading of our common stock occurred on October 5, 2010. Trading in our common stock has often been sporadic, volatile and limited. The following table sets forth, for the quarterly periods through March 31, 2012 (second quarter of fiscal 2012), the reported high and low bid prices for our common stock giving effect to the 1-for-5 reverse stock split effected on March 21, 2012. Bid prices represent inter-dealer quotations without adjustment for markups, markdowns or commissions and may not represent actual transactions. The information for the third and fourth quarter of fiscal 2012 and for fiscal 2013 sets forth the high and low reported sales prices for our common stock as reported on The NASDAQ Capital Market.

	High	Low
Fiscal year ended September 30, 2012
First quarter*	$3.27	$0.55
Second quarter*	$5.70	$0.00
Third quarter	$9.85	$3.86
Fourth quarter	$11.74	$6.22
Fiscal year ended September 30, 2013
First quarter	$7.39	$3.49
Second quarter	$20.25	$7.10
Third quarter	$22.39	$14.52
Fourth quarter	$17.90	$10.57

* Reported bid prices. Other quarters reflect sales prices.

Holders

We had 7,218,400 shares issued and outstanding held by 968 holders of record of our common stock at November 22, 2013. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividends

We have never paid a cash dividend on our common stock or preferred stock and do not expect to pay dividends in the foreseeable future.

Equity Compensation Plan Information

On September 27, 2010 the Company adopted the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan authorized the grant of options to purchase up to 600,000 shares of the Company’s common stock to directors, officers, employees and consultants. On December 29, 2011 the Company’s Board of Directors adopted, and stockholders subsequently approved, the 2012 Stock Option Plan (the “2012 Plan”) providing the Board of Directors with authority to grant options to purchase up to 253,000 of the shares of common stock remaining available for issuance under the 2010 Plan and up to an additional 600,000 shares of common stock. The 2012 Plan replaced the 2010 Plan but awards previously granted under the 2010 Plan remain outstanding in accordance with their terms. Any outstanding awards under the 2010 Plan that expire or terminate, other than through exercise or share settlement, will also become eligible for grant under the 2012 Plan. In August 2012, the Company’s Board of Directors approved, and stockholders subsequently approved, an amendment to the 2012 Plan, authorizing an additional 500,000 shares of common stock for issuance under the 2012 Plan. At September 30, 2013 there were 195,500 shares available to grant under the 2012 Plan, as amended.

The following table sets forth information as of September 30, 2013, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,322,854		$5.43	195,500
Equity compensation plans not approved by security holders	25,500	(1)	$9.25	–
Total	1,348,354		$5.51	195,500

(1)	Represents inducement options granted in connection with employment.

On October 30, 2013 the Board of Directors adopted the Parametric Sound Corporation 2013 Stock-Based Incentive Compensation Plan (“2013 Plan”), which will only become effective when and only when (i) the stockholders have approved the 2013 Plan, (ii) the stockholders have approved the merger proposal with Turtle Beach and (iii) the merger has been consummated. The total number of shares of common stock that are being authorized for grant under the proposed 2013 Plan is 2,250,000 shares.

Recent Sales of Unregistered Securities

No securities were sold within the past two years that were not registered under the Securities Act and not previously reported.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

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

Overview

We are a technology company with a substantial body of intellectual property focused on delivering novel audio solutions. Our HSS technology pioneered the practical application of parametric acoustic technology for generating sound along a directional ultrasonic column. After our September 2010 spin-off from LRAD Corporation, we completed development of a new product line (HSS-3000) and in July 2011 commenced sales of our HSS-3000 audio systems. The HSS-3000 product line delivers directed audio solutions to customers primarily for commercial use including digital signage, kiosk and related applications that benefit from focused sound targeted to specific locations. Our principal markets are North America, Europe and Asia. We are targeting our technology for new uses in consumer markets including computers, video gaming, televisions and home audio along with other commercial markets including casino gaming and cinema. We are also researching and developing health applications for persons with hearing loss.

We are seeking to expand into new markets through both product sales and licensing. Our licensing strategy is to identify large or high-growth markets, develop needed technology solutions and features, and work with established industry participants and OEMs to make products incorporating our technologies widely available to consumers. To date, we have not received any revenue from licensing activities.

Recent Developments

Agreement and Plan of Merger

On August 5, 2013, we entered into a merger agreement with Turtle Beach as more fully described in Note 3, Pending Merger with Turtle Beach, of our Notes to Consolidated Financial Statements in this Form 10-K. Although we will be the legal acquirer, the merger will be accounted for as a “reverse acquisition” pursuant to which Turtle Beach will be considered the acquiring entity for accounting purposes in accordance with GAAP. As such, Turtle Beach will allocate the total purchase consideration to our tangible and identifiable intangible assets and liabilities based on their respective fair values at the date of completion of the merger. Turtle Beach’s historical results of operations will replace our historical results of operations for all periods prior to the merger. After completion of the merger, the results of operations of the combined companies will be included in our (Parametric’s) financial statements, which will also reflect the Series B Preferred Stock of Turtle Beach that will remain outstanding after the merger.

The consummation of the merger is subject to a number of conditions and failure to complete the merger could negatively impact our business, financial condition or results of operations. See Item 1A –Risk Factors commencing on page 18.

Sale of Common Stock

After the end of our fiscal year, in November 2013 we obtained $5.1 million of gross proceeds from the registered direct sale of common stock pursuant to our “shelf” registration statement. We believe the stock sale satisfies a closing condition under the merger agreement requiring us to raise a minimum of $5 million.

Additional Business Development Information

During the third and fourth quarters of fiscal 2013, we expended approximately $1,280,000 of business transaction costs consisting primarily of legal, accounting and investment banking fees and expenses related to reviewing strategic opportunities and preparing for the merger transaction describe above. We expect to incur additional costs related to the merger during the first quarter of our fiscal year ending September 30, 2014 and until its closing or the termination of the merger agreement. See “Risk Factors” of this report for more information.

We believe we are experiencing increased acceptance of our HSS-3000 commercial products and positive response to our licensing initiative. We believe we have a solid technology and product foundation, and we are targeting new markets and applications for business growth. We also believe we have strong commercial, consumer and health care market opportunities worldwide. Based on success of commercial pilot installations in 2013, during the fourth quarter we began appointing leading audio visual commercial integrators as part of an expanded distribution strategy. We expect increased product sales during fiscal 2014 as a result of expanded distribution channels and a growth in direct sales. We also anticipate future results from our licensing initiative.

During 2012 we identified health care as an additional target market for HSS applications as a result of consumer preference surveys indicating that persons with normal and impaired hearing reported greater clarity of sound from HSS compared to standard speakers. In May 2013, we announced results from clinical testing that confirmed preference testing outcomes with more than 70% of persons with hearing loss preferring the clarity of HSS, with many reporting dramatic improvement in hearing and clarity. We are developing product designs, continuing research in this area and in November 2013 filed a pre-market notification with the FDA seeking clearance to sell our HSS product as an over-the-counter medical device for the hearing impaired.

We are unable to predict the level of future product sales in our current or new markets, the timing of future licensing revenues, if any, nor the timing or likelihood of any FDA clearance. We are also unable to predict the acceptance of our technology or resulting products by consumers as we target new commercial, consumer and healthcare markets through product sales or licensing.

We face significant challenges in growing our business in existing and targeted markets. We will need additional financial resources assuming the merger is not completed and we expect we will need to continue to innovate new applications for our sound technology, develop new products to meet customer requirements and identify and develop new markets for our products and planned licensing activities.

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

Deferred Tax Assets

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

Results of Operations

Comparison of Results of Operations for the Years Ended September 30, 2013 and 2012

Revenues

Revenues of $545,905 for the year ended September 30, 2013 represent a 146% increase over the prior year and consisted of sales to commercial customers. Sales during 2013 varied quarter to quarter as we focused on larger multi-outlet customers conducting pilot sales and limited rollouts to outlets. Revenues from two customers accounted for 43% and 24% of total revenues.

We invested significant sales and marketing resources to build a pipeline of directed audio opportunities, develop new customers and expand our distribution. We are pursuing new customers and channel distribution for our HSS-3000 product line, focusing on larger volume applications for the digital signage, kiosk and related applications. We are also pursuing business development activities related to other commercial and consumer applications of our technology. While we expect sales growth in 2014, sales from quarter to quarter may still vary and may be impacted by our reliance on a limited number of customers. We are unable to predict the level of future product sales or the timing of future licensing revenues, if any.

In June 2012, we formed a wholly-owned subsidiary, PSC Licensing Corp. to engage in technology licensing activities. In July 2012, we signed our first technology licensing agreement that provided for an initial prototype development term and a possible manufacturing term. Coincident with the merger agreement, we terminated the license in August 2013, prior to any manufacturing term. We did not earn or report any revenues from the license.

We had no significant backlog at September 30, 2013.

Gross Profit

Gross profit for the year ended September 30, 2013 was $270,573 (48% of total revenues) compared to $113,507 (49% of total revenues) for the year ended September 30, 2012.  The margin in each respective period was positively impacted from usage of parts valued at $49,585 and $14,972, respectively, that had inventory obsolescence and excess parts allowances recorded in prior periods. The margin for each respective period was negatively impacted by $9,633 and $9,563 for parts deemed obsolete due to model changes. We continue to develop and implement volume pricing and production strategies, product updates and changes, including raw material and component changes that may impact margins. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. Due to our limited sales and manufacturing history, we do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2013 were $4,602,344, including non-cash share based compensation expenses of $1,727,542. This compares to $3,247,698, including $1,420,708 of non-cash share based compensation expenses, during the prior year. We expect to report significant amounts of non-cash share based compensation expense in future periods from vesting of existing option grants and the possibility of new grants.

Other major cost categories for the year ended September 30, 2013 included compensation and consulting-related costs of $1,509,000 (excluding non-cash share based compensation expenses), travel and related costs of $232,000, professional fees of $429,000, public company costs of $382,000, trade show and promotion expenses of $129,000 and occupancy costs of $83,000. Our staffing increased from five persons at the beginning of fiscal 2012 to sixteen persons at September 30, 2013 resulting in a $475,000 increase in compensation costs between periods. Our travel related costs increased $121,000 primarily related to increased sales and business development activities. Professional fees increased $125,000 primarily as a result of increased legal fees related to our HHI subsidiary and expanded corporate activity and the incurrence of $23,000 preparing for the audit of our internal controls. Public company costs increased $130,000 primarily as a result of the engagement of a corporate public relations firm and increased insurance and filing costs.

We expect selling, general and administrative costs to continue are comparable levels in early fiscal 2014 pending the merger whereupon the nature of combined operations will be dramatically different given the larger size of Turtle Beach compared to us.

Research and Development Expenses

Research and development expenses for the year ended September 30, 2013 were $2,056,364, compared to $1,340,054 for the year ended September 30, 2012. These research and development expenses included non-cash share based compensation expenses of $378,831 and $266,201, respectively.

Major cost categories for the year ended September 30, 2013 included compensation costs of $855,000 (excluding non-cash share based compensation expenses), consulting and leased employee costs of $160,000, $104,000 of technical and testing costs associated with our HHI subsidiary, $241,000 of patent costs and patent, technology and fixed asset amortization and depreciation costs, $201,000 of prototype and related testing and development costs and $100,000 of occupancy costs.

We added research and development personnel during the year ended September 30, 2013 and personnel and consulting costs increased $413,000 compared to the prior year. We incurred $104,000 for HHI costs related to health product and FDA development activities with no comparable costs in the prior year. Patent costs and patent, technology and fixed asset amortization and depreciation costs increased by $45,000 compared to the prior year as a result of purchased technology amortization and increased patent filings and related research. Occupancy costs increased $28,000 due to expanded space and additional personnel.

We expect research and development costs to continue are comparable levels in early fiscal 2014 pending the merger whereupon the nature of combined operations will be dramatically different given the larger size of Turtle Beach compared to us.

Business Transaction Expenses

During the last six months of our fiscal year ended September 30, 2013, we incurred $1,280,000 of business transaction costs consisting primarily of legal, accounting and investment banking fees and expenses related to reviewing strategic opportunities and negotiating and preparing for the merger with Turtle Beach. No such costs were incurred in the prior year. We expect to incur substantial additional merger-related costs in the first quarter of fiscal 2014 but the timing and amounts could vary depending on future events, some not in our control. We may be required to pay to Turtle Beach a termination fee of $1 million if the merger agreement is terminated by us or otherwise under certain circumstances, some outside of our control.

Net Loss

The net loss for the year ended September 30, 2013 and 2012 was $7,670,424 and $4,462,182, respectively. The most recent year’s loss included $2,106,373 of non-cash share-based compensation expenses compared to $1,686,909 for the prior year.

Liquidity and Capital Resources

Overview

At September 30, 2013 we had cash and cash equivalents of $1,597,879 and our current assets exceeded our current liabilities by $1,510,960. We obtained net proceeds of $1,357,087 from the exercise of stock purchase warrants and stock options during the year ended September 30, 2013. In November 2013, we obtained $5.1 million of gross proceeds from registered direct sale of common stock. Other than cash and cash equivalents (including the proceeds obtained in November 2013), accounts receivable and inventory, we have no available sources of additional liquidity at this time.

Cash Flows

Operating Activities

During the year ended September 30, 2013, net cash used in operating activities was $4,967,225. The net loss of $7,670,424 was reduced by net non-cash expenses of $2,369,125. Other major items using operating cash included a $138,082 increase in accounts receivable, a $228,638 increase in inventory and a $16,235 increase in prepaid expenses and other assets. Major items providing operating cash included a $727,128 increase in accounts payable and accrued liabilities.

For the prior year ended September 30, 2012 cash used in operating activities was $2,752,165 resulting primarily from the net loss of $4,462,182 reduced by non-cash expenses of $1,870,817.

Investing Activities

We used cash of $35,501 for property and equipment purchases and $260,096 for patent costs during the year ended September 30, 2013. We used cash of $108,785 for property and equipment purchases and $295,096 for patent costs during the year ended September 30, 2012. In June 2012, we paid $250,000 to Syzygy Licensing, LLC (“Syzygy”), a related party, which amount represents the cash portion of the consideration we paid to Syzygy in connection with the assignment agreement with Syzygy entered into in December 2011.

We have no material commitments for future capital expenditures but expect to continue to incur patent costs in the future.

Financing Activities

During the year ended September 30, 2013 we obtained $1,357,087 from the exercise of stock purchase warrants and stock options and used $24,033 to reduce our capital lease obligation. During the prior year, we obtained $8.0 million net proceeds from a secondary public offering and $192,338 from the exercise of stock options.

Non-cash Activities

In December 2011 we purchased technology from Syzygy in exchange for 300,000 shares of our common stock valued at $975,000 and an obligation to pay $250,000, which we paid in June 2012. In addition, we satisfied $140,000 of deferred officer compensation liability by issuing 31,111 shares of our common stock. We also issued warrants to purchase 205,339 shares of our common stock to the underwriter in our secondary public offering, which warrants were valued at $622,729.

Capital Requirements

We have sustained recurring losses and negative cash flows from operations. Our recent business operations have been funded primarily from products sales and proceeds from equity financings. Our future capital requirements, cash flows and results of operations could be affected by and will depend on many factors some of which are currently unknown to us, including:

•	the timing, cost and successful completion of the merger ;

•	the success, progress, timing and costs of our business development efforts to obtain licensing arrangements and the our efforts to evaluate possible strategic alternatives with respect to our Company and our technology;

•	our ability to obtain value from our current products and technologies and our ability to sell or license new products and technologies and the costs and expenses of such activities;

•	the perceived, potential and actual commercial success of our products;

•	our operating expenses;

•	the progress, timing, cost and results of our regulatory efforts related to hearing applications of its technology;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights;

•	the emergence of competing products and technologies, and other adverse market developments; and

•	the resolution of the pending shareholder litigation and any amount we may be required to pay as deductible or in excess of our directors’ and officers’ liability insurance.

Assuming the merger is completed, we expect our cash and cash equivalents, including the proceeds from the November 2013 sale of common stock, to meet our liquidity requirements through the anticipated closing of the merger and the resulting combined company is expected to have sufficient resources to finance operations for the next year. If the merger is not completed, we expect our cash resources to decrease as we continue to use cash to pay merger related transaction costs and fund operations. Accordingly, we will need to reevaluate our strategic alternatives, including pursuing other strategic transactions, but such alternatives may be impaired by a merger termination. We will also need to evaluate the scope of our operations. Given current plans management believes that our existing working capital resources and product revenues will be sufficient to meet operating requirements over the next year. This estimate may prove incorrect or the Company, nonetheless, may choose to raise additional financing. Potential sources of future funds include proceeds from the exercise of outstanding options and warrants, or new debt or equity financing. Should we seek to acquire additional funds through equity or debt financing arrangements there is no assurance that any financing will be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt.

If we do not complete the merger and if adequate funds are not available in the future or are not available on acceptable terms, we may need to reduce our operating costs which could have a material adverse effect on our financial position and results of operations. Other than the uncertainties regarding the costs of the proposed merger, we are not aware of any trends or potential events that are likely to adversely impact our short-term liquidity.

Contractual Obligations

Other than aggregate facility and office lease payments of approximately $11,000 per month, capital lease payments of $3,600 per month, certain bonus payments of approximately $703,000 due only upon closing of the merger and our employment agreement with our Executive Chairman, we have no material contractual obligations. As more fully described in Note 3 “Pending Merger with Turtle Beach” of our Notes to Consolidated Financial Statements in this Form 10-K, upon termination of the merger agreement, in specified circumstances, we may be required to pay to Turtle Beach a termination fee of $1,000,000 and/or enter into a license agreement with Turtle Beach with respect to certain of our intellectual property.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended September 30, 2013, or subsequently thereto, that we believe are of potential significance to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth as a separate section of this Form 10-K. See Item 15(a) for a listing of financial statements provided in the section titled “Financial Statements and Supplementary Data: The financial statements begin on page F-1 following page 60 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

ITEM 9A. CONTROLS & PROCEDURES

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our PEO and PFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2012 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013.

Our independent registered public accounting firm, Squar, Milner, Peterson, Miranda and Williamson, LLP, has issued a report, which appears as page F-3 of this Form 10-K, on the effectiveness of our internal control over financial reporting.

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

Changes In Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2013 we expanded the role of contract personnel to assist in the review and verification of financial reporting information in the quarterly and year-end closing processes. No other change in our internal controls over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our directors and executive officers as of November 22, 2013. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position(s)
Kenneth F. Potashner	56	Director and Executive Chairman
Elwood G. Norris	75	Director, President and Chief Scientist
James A. Barnes	59	Chief Financial Officer, Secretary and Treasurer
Todd Savitt	55	Vice President, Sales and Marketing
Robert M. Kaplan, Ph.D.	77	Director
Andrew Wolfe, Ph.D.	50	Director
James L. Honore	70	Director

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

Elwood G. Norris was appointed as Chairman of the Board of Directors and Chief Executive Officer following our incorporation on June 2, 2010. At the spin-off on September 27, 2010 he was appointed as Chief Executive Officer and President. He resigned from the positions of Chairman of the Board and Chief Executive Officer concurrent with the appointment of Mr. Potashner as our Executive Chairman in March 2012. He was a director of LRAD Corporation from August 1980 to June 2010. He served as Chairman of LRAD Corporation’s Board of Directors, an executive position, in which he served in a technical advisory role and acted as a product spokesman from September 2000 to April 2009. From 1988 to November 1999, he was a director and Chairman of e.Digital Corporation, a public company engaged in electronic product development, licensing and sales. During that period, he also held various other executive officer positions at e.Digital. From August 1989 to October 1999, he served as director and held various executive officer positions with Patriot Scientific Corporation, a public company engaged in intellectual property licensing. He is an inventor of more than 50 U.S. patents, primarily in the fields of electrical and acoustical engineering, and is a frequent speaker on innovation to corporations and government organizations. He is the inventor of our HSS technology.  Mr. Norris and Mr. Barnes own Syzygy Licensing LLC, a private technology invention and licensing company, but he has no employment or management relationship with Syzygy.  Mr. Norris expends minimal time on Syzygy matters. Mr. Norris brings to our company demonstrated product innovation ability and years of public company executive experience. He also brings continuity to our board and through his prior tenure at LRAD Corporation possesses deep historic knowledge of our business and our technology, as its original inventor.

James A. Barnes co-founded the Company and was appointed Chief Financial Officer, Treasurer and Secretary at the spin-off on September 27, 2010. Starting in January 2010, he was active with Mr. Norris in initiating our organization and the spin-off transaction. He has been President of Sunrise Capital, Inc., a private venture capital and consulting firm since 1984. He participated in the recapitalization of LRAD Corporation and the founding of e.Digital Corporation, Patriot Scientific Corporation and other technology companies. Since 1999, he has been Manager of Syzygy Licensing LLC, a private technology invention and licensing company he owns with Mr. Norris. He previously practiced as a certified public accountant and management consultant with Ernst & Ernst (1976-1977), Touche Ross & Co. (1977-1980) and as a principal in J. McDonald & Co. Ltd., Phoenix, Arizona (1980-1984). He graduated from the University of Nebraska with a B.A. Degree in Business Administration in 1976 and is a certified public accountant (inactive). He is an owner and serves as managing member of Syzygy, spends minimal time on Syzygy matters and is a full-time employee of our company.

Todd Savitt joined our company in July 2013 and was appointed as an executive officer on October 1, 2013 as Vice President, Sales and Marketing. Mr. Savitt has nearly thirty years of experience in senior management positions focused on sales and marketing in the technology sector. Prior to joining our company, Mr. Savitt served as Vice President, Business Development and Marketing of Mendtronix, Inc. from February 2012 to July 2013. From February 2005 to July 2011, Mr. Savitt served as Vice President, Business Development of Smartdraw Software, LLC. Mr. Savitt has also served in senior management positions with ContentScan, Inc., BinaryLabs, Inc., First Virtual Holdings, Inc. and Proxima Corporation. Mr. Savitt obtained a B.S. in Psychology from Occidental College in 1980 and an M.S. in Industrial Psychology from California State University, Long Beach in 1982.

Robert M. Kaplan, MBA, Ph.D. was appointed a director in May 2011. He is a retired business executive with extensive experience in the financial and retail sectors. Dr. Kaplan remains active as a director of a family-owned Canadian-based mortgage lending firm and as Managing Director of Beacon Consulting Group, a private firm specializing in assisting and investing in early stage entrepreneurial entities, that he founded in 1997. Prior business activities include 12 years as a senior financial executive in the investment brokerage industry. He was a founding partner of McCan Franchises Ltd., the original Canadian franchisee of McDonalds Corp. From 2003 to 2009, he was a director of Jet Gold Corp., a public Canadian resource exploration company. Most recently in 2010, Dr. Kaplan was a Visiting Professor of Business at The University of Warsaw where he assisted in establishing a program in Entrepreneurship. Other prior visiting professorships include the European School of Economics in Italy and The University of Canterbury, N.Z. In 2010 he was recognized with a European Union Distinguished Scholar Award. Dr. Kaplan earned an MBA from Harvard University in 1961 and a Ph.D. in Business Economics from Michigan State University in 1967. Dr. Kaplan’s extensive management, marketing, investment and financial expertise and international business knowledge provides valuable guidance to our management and board.

Andrew Wolfe, Ph.D., was appointed a director in February 2012. He founded Wolfe Consulting in 2002 and serves as a technology and intellectual property consultant in the consumer electronics, computer, and semiconductor industries. He works with Global 500 corporations and technology startups in developing product strategy, new product technology, and intellectual property strategy. He also testifies and serves as a consulting expert for intellectual property (IP) and other technology-related litigation matters. Dr. Wolfe was Chief Technology Officer for SONICblue, Inc. (formerly S3, Inc.) from 1999 to 2002 and also served as Senior Vice President of Business Development from 2001-2002. He served as a Consulting Professor at Stanford University from 1999 to 2002 and an Assistant Professor at Princeton University from 1991 to 1997. Dr. Wolfe obtained a B.S.E.E. in Electrical Engineering and Computer Science from The John Hopkins University in 1985 and an M.S. in Electrical and Computer Engineering in 1987 and a Ph.D. in Computer Engineering in 1992 both from Carnegie Mellon University. We believe Dr. Wolfe’s extensive IP and licensing experience qualifies him for service on the Board of Directors.

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

Audit Committee

We have a separately designated standing Audit Committee, currently consisting of Dr. Kaplan, Mr. Honore and Dr. Wolfe. Our board of directors has determined that each of Dr. Kaplan, Mr. Honore and Dr. Wolfe is an “independent director” as such term is defined in the NASDAQ Listing Rules and that Dr. Kaplan qualifies as an “Audit Committee Financial Expert,” as defined by Item 407(d)(5) of Regulation S-K.

Compensation Committee

Effective July 1, 2013, we adopted a Compensation Committee Charter and formed a Compensation Committee, currently consisting of Dr. Kaplan, Mr. Honore and Dr. Wolfe. Until February 2012, our entire board of directors and our executive officers participated in deliberations concerning executive officer compensation. Commencing in February 2012, compensation determinations with respect to our executive officers were made solely by the independent members of our Board of Directors in separate meetings, such as during executive sessions of independent directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics Policy applicable to all our employees, including our directors and executive officers. We will provide any person, without charge, a copy of our Code of Business Conduct and Ethics Policy upon written request to our Chief Financial Officer, Parametric Sound Corporation, 13771 Danielson Street, Suite L, Poway, California 92064. We also post on our website a copy of or Code of Business Conduct and Ethics Policy at www.parametricsound.com.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of our Named Executive Officers

Our named executive officers for fiscal 2013, which consist of our principal executive officer and the two other most highly compensated executive officers, were Kenneth F. Potashner, Elwood G. Norris and James A. Barnes. The following tables and narratives address and explain the compensation provided to our named executive officers in fiscal 2013. All figures below reflect our 1-for-5 reverse stock split which was effected on March 21, 2012.

Summary Compensation Table

The following table sets forth certain summary information with respect to the total compensation paid to the named executive officers during our fiscal years ended September 30, 2013 and 2012:

					Option		All Other
Name and Principal Position	Year	Salary		Bonus (3)	Awards (4)		Compensation		Total

Kenneth F. Potashner,	2013	$350,000	(1)	$29,531	$251,312	(5)	–		$630,843
Executive Chairman (PEO)	2012	$204,167	(1)	–	$1,308,189	(6)	$127,000	(9)	$1,639,356

Elwood G. Norris, President	2013	$162,000	(2)	$11,391	$195,465	(7)	–		$368,856
(former Chief Executive Officer)	2012	$141,000	(2)	–	–		–		$141,000

James A. Barnes, CFO,	2013	$162,000	(2)	$11,391	$153,579	(8)	–		$326,970
Treasurer and Secretary (PFO)	2012	$126,000	(2)	–	–		–		$126,000

(1)	Mr. Potashner became an employee of Parametric and was appointed to serve as our Executive Chairman in March 2012. In connection with his appointment as our Executive Chairman, effective March 2012 the annual base salary of Mr. Potashner is $350,000.

(2)	From November 2010 through March 2012, we accrued monthly payments of $10,000 for Mr. Norris (our Chief Executive Officer from June 2010 until March 2012) and of $7,500 for Mr. Barnes (payable to Sunrise Capital, Inc., a company wholly-owned by Mr. Barnes) for their services as executive officers pursuant to arrangements agreed to in November 2010. These amounts were deferred and accrued without interest through the date of Parametric’s March 2012 secondary offering. As of April 2012, the annual base salaries for Messrs. Norris and Barnes were each increased to $162,000. In connection with Parametric’s March 2012 secondary offering, on March 27, 2012 a total of $80,000 of deferred base salary for Mr. Norris and $60,000 of deferred base salary for Mr. Barnes was paid by Parametric in shares of our common stock at the offering price of $4.50 per share (17,778 and 13,333 shares issued to each of Messrs. Norris and Barnes, respectively) with the balance of $100,000 of deferred base salary for Mr. Norris and the balance of $75,000 of deferred base salary for Mr. Barnes paid by Parametric in cash payments in March 2012.

(3)	Represents bonuses paid in March 2013 for 2012 bonuses pursuant to the 2012 Cash Bonus Plan.

(4)	Represents the aggregate grant date fair value, as determined under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation, of all option awards granted to the named executive officers during fiscal 2012. Fair value is calculated as of the grant date using a Black-Scholes option-pricing model and market price at grant. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions for option grants in 2012 in determining fair value are described in Note 9 to our audited financial statements for the year ended September 30, 2012. Our assumptions for option grants in 2013 include volatility of 88% (2012 - 91%), risk free interest rate of 0.41% (2012 – 1.00%), expected lives of 3.06 years (2012 – 4.76 years), dividends and forfeitures of 0% for both years. The grant and expiration dates, exercise prices and vesting terms of the options are described in footnotes (1) through (8) to the “Outstanding Equity Awards at Fiscal Year-End” table below.

(5)	Amount for 2013 is the fair value of 45,000 options granted in February 2013. Excludes any value for options on 50 shares of Parametric’s subsidiary HHI subject to vesting conditions, as amended, not currently considered probable. The fair value of these options on the grant date, assuming all performance conditions were achieved, was $26,503. These options terminate upon closing of the merger with Turtle Beach.

(6)	Amounts for 2012 include $22,131 as the fair value of 10,000 options granted for his service as a director in December 2011 and $1,286,058 as the fair value of 410,000 options originally granted for his service as a consultant in December 2011 with the reported value recomputed on assumptions including the then current market price in March 2012 upon Mr. Potashner’s change in status from a consultant to an employee. Excludes any value for 175,000 options granted in April 2012 subject to performance vesting conditions not currently considered probable. The fair value of these 175,000 options on the grant date, assuming all performance conditions were achieved, was $540,773. These options become vested pursuant to a change of control provision upon closing of the merger with Turtle Beach.

(7)	Amount for 2013 is the fair value of 35,000 options granted in February 2013.

(8)	Amount for 2013 is the fair value of 27,500 options granted in February 2013.

(9)	During fiscal 2012, Mr. Potashner was paid $2,000 for his services as a director prior to providing services to Parametric as an employee and $125,000 as a consulting bonus for his services as a consultant through the date of Parametric’s March 2012 secondary offering and prior to his employment as our Executive Chairman.

We do not have any annuity, retirement, pension or other arrangements for our executive officers or any employees. No named executive officer received a long-term incentive plan payout in the fiscal year ended September 30, 2013.

Employment Agreement with Kenneth F. Potashner

In April 2012, we entered into a five-year employment agreement with Kenneth F. Potashner as Executive Chairman. Upon expiration of the initial five-year term, the agreement automatically renews for additional one-year terms unless noticed by either party. Under the employment agreement, Mr. Potashner’s current annual salary is $350,000 subject to annual reviews and increases as approved by the Board of Directors and the Compensation Committee, if any. Mr. Potashner is eligible to participate in any benefits and other incentives generally available to other executives. Mr. Potashner is eligible to earn an annual performance-based bonus of up to 60% of his base salary then in effect, subject to the achievement by Mr. Potashner and Parametric of performance criteria for each bonus year as so designated by the Board of Directors. The bonus will be determined in accordance with Parametric’s bonus plan then in effect. Under the terms of the employment agreement, we may be obligated to pay to Mr. Potashner severance equal to one year of his annual base salary plus target bonus if his employment is terminated without cause or if he resigns for good reason. The definition of cause means (i) engagement in illegal, dishonest or fraudulent conduct or in any act of moral turpitude; (ii) engagement in willful misconduct or gross negligence that has had a material adverse effect on our reputation or business, (iii) engagement in any activity in competition with Parametric in a material manner (excluding a less than 5% investment in any public company), and (iv) commencement of employment with another company without the prior consent of the Board of Directors. The definition of good reason means that without the prior consent of Mr. Potashner (i) there is a material reduction in base salary then in effect, except those reductions generally affecting other similarly situated employees; (ii) a material adverse effect or reduction in benefits under any benefit plan, except those changes generally affecting similarly situated employees; (iii) a material breach of employment agreement terms by Parametric; or (iv) the relocation more than 100 miles from San Diego, California, and provided that, in each case, subject to a 30 day cure period.

Concurrent with the execution of this agreement, we granted Mr. Potashner a nonstatutory stock option under our 2012 Plan to purchase up to 175,000 shares of common stock, with an exercise price of $4.50 per share and which shall vest upon achievement of performance targets established by the Board of Directors or upon a change of control. Additionally, we modified the vesting of a previously awarded stock option under our 2012 Plan to Mr. Potashner in December 2011 in connection with him providing services to Parametric as a consultant to purchase up to 410,000 shares at an exercise price of $3.25 per common share. At original grant the option vested as follows: 10% at grant, with the balance over eight calendar quarters commencing March 31, 2012. The modification resulted in 195,000 shares being vested at April 3, 2012, 195,000 shares to then vest equally over eight calendar quarters that commenced March 31, 2012 and 20,000 shares that vested in August 2012 upon achievement of performance approved by the Board of Directors. All unvested options vest on a change of control. The effect of the modification was an increase in 132,250 shares being vested as of April 3, 2012 versus prior to the modification. There was no change to the term or exercise price of the option.

Mr. Potashner is entitled to full vesting of any unvested stock options upon the occurrence of a change of control.

No other executive officer had any employment agreement as of September 30, 2013 or currently has one.

Cash Bonus Plan

No bonuses were paid in fiscal 2012 to any of our named executive officers. In March 2013, we paid bonuses to each named executive officer as described in the “Summary Compensation Table” above. These payments represented payments under the 2012 cash bonus plan covering the period April 1, 2012 to December 31, 2012.

On February 21, 2013 we adopted a cash bonus plan for the period January 1, 2013 to December 31, 2013, pursuant to which each of our executive officers and certain other officers, consultants and employees designated by the Board of Directors are eligible to receive a target bonus equal to a percentage of the executive officer’s or other individual’s annualized base compensation if applicable performance objectives are met. The performance objectives are based 25% upon Parametric achieving a revenue performance target, 25% upon Parametric achieving certain licensing targets, 25% based upon Parametric achieving certain technology development targets and 25% upon Parametric or its licensees or partners achieving certain consumer product launch targets and accordingly participants may receive bonuses ranging from none up to the maximum bonus. The performance objectives include both objective and subjective determinations to be made by the Board of Directors. The maximum bonus percentage for each participant (including Messrs. Norris and Barnes) is 50% of his or her annual base compensation, except for our Executive Chairman (Mr. Potashner) whose maximum bonus percentage is 60% of his annual base compensation. All payments of earned bonuses will be deferred if certain cash generation targets are not met. Bonuses, if any, will be determined by January 30, 2014 and paid by March 15, 2014. Each participant must be employed as of January 1, 2014 in order to receive a bonus unless otherwise provided in such participant’s employment agreement, offer letter or other agreement. No amount was accrued at September 30, 2013 under the performance targets of the cash bonus plan.

In August and October 2013, in connection with the proposed merger with Turtle Beach, and as authorized under the cash bonus plan, the Board of Directors approved, for its three executive officers, the closing of the merger as a performance objective eligible for maximum bonus payouts for 2013 aggregating $453,000. No amount was accrued pursuant to this arrangement at September 30, 2013 pending consummation of the merger transaction.

On October 30, 2013, the Board of Directors adopted the Parametric Sound Corporation Annual Incentive Bonus Plan (“Incentive Bonus Plan”) that will become effective when, and only when, (i) the stockholders have approved the Incentive Bonus Plan, (ii) the stockholders have approved the merger proposal with Turtle Beach and (iii) the merger has been consummated. The proposed Incentive Bonus Plan will permit incentive compensation bonus awards to be structured to qualify as “performance-based” compensation under Section 162(m) of the Code.

Other Payments

Syzygy Licensing, LLC (“Syzygy”) an entity controlled by Messrs. Norris and Barnes, was entitled to receive a royalty in consideration of technology licensed until termination of the license in December 2011. These payments are not considered executive compensation. During the fiscal year ended September 30, 2011 aggregate royalties accrued were $3,835 and for the period from October 1, 2011 to December 31, 2011 aggregate royalties were $3,193. These royalties, in the aggregate amount of $7,028 were paid in April 2012 and no further royalties pursuant to this agreement have been earned or are payable.

Stock Option Plans

On September 27, 2010, the Board of Directors adopted the 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan authorized the grant of options to purchase up to 600,000 shares of our common stock to directors, officers, employees and consultants.

On December 29, 2011, the Board of Directors adopted, and stockholders subsequently approved on February 15, 2012, the 2012 Stock Option Plan (the “2012 Plan”) providing our Board of Directors with authority to grant options to purchase up to 253,000 of the shares of common stock remaining available for issuance under the 2010 Plan and up to an additional 600,000 shares of common stock. The 2012 Plan replaced the 2010 Plan but awards previously granted under the 2010 Plan remain outstanding in accordance with their terms. Any outstanding awards under the 2010 Plan that expire or terminate, other than through exercise or share settlement, will also become eligible for grant under the 2012 Plan. In August 2012, our Board of Directors approved, and on February 21, 2013 our stockholders approved, an amendment to the 2012 Plan, providing additional 500,000 shares of common stock for option issuance. At September 30, 2013, a total of 195,500 shares were available for grant under the 2012 Plan, as amended.

The 2012 Plan is administered by our Board of Directors, or by any committee that we may in the future form and to which our Board of Directors may delegate the authority to perform such functions (in either case, the “Administrator”). Our Board of Directors will appoint and remove members of the committee in its discretion in accordance with applicable laws. In the event that we establish such a committee and it is required to comply with Rule 16b-3 under the Exchange Act and Section 162(m) of the Internal Revenue Code or the Code, the committee will, in our Board of Directors’ discretion, be comprised solely of “non-employee directors” within the meaning of Rule 16b-3 and “outside directors” within the meaning of Section 162(m) of the Code. Notwithstanding the foregoing, the Administrator may delegate non-discretionary administrative duties to such Company employees as it deems proper and our Board of Directors, in its absolute discretion, may at any time and from time to time exercise any and all rights and duties of the Administrator under the 2012 Plan.

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

To the extent required by applicable laws, rules and regulations, the exercise price of an NQSO will be not less than 100% of the fair market value of the stock subject to the option on the date of grant and the exercise price of a NQSO granted to any person who owns, directly or by attribution under the Code (currently Section 424(d)), stock possessing more than 10% of the total combined voting power of all classes of stock of the company or any subsidiary (a “10% Stockholder”) will in no event be less than 110% of the fair market value of the stock covered by the option at the time the option is granted. The exercise price of an ISO will be determined in accordance with the applicable provisions of the Code and will in no event be less than the fair market value of the stock covered by the option at the time the option is granted. The exercise price of an ISO granted to any 10% stockholder will in no event be less than 110% of the fair market value of the stock covered by the option at the time the option is granted.

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

In February 2013, the Company’s wholly-owned subsidiary HHI adopted an equity incentive plan under which it may grant options to purchase up to 250 shares of its common stock to HHI employees, directors and consultants. HHI has 1,000 shares of common stock issued and outstanding.

On October 30, 2013 the Board of Directors adopted the Parametric Sound Corporation 2013 Stock-Based Incentive Compensation Plan (“2013 Plan”), which will only become effective when and only when (i) the stockholders have approved the 2013 Plan, (ii) the stockholders have approved the merger proposal with Turtle Beach and (iii) the merger has been consummated. The total number of shares of common stock that are being authorized for grant under the proposed 2013 Plan is 2,250,000 shares.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the number of shares of our common stock covered by stock options held by the named executive officers as of September 30, 2013:

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date

Kenneth F. Potashner	–		–		50	(1)	$1,000.00	3/5/2018
	16,875	(2)	28,125	(2)	–		$9.95	2/21/2018
	10,000	(3)	–		–		$3.25	12/29/2016
	360,625	(4)	24,375	(4)	–		$3.25	12/29/2016
	–		–		175,000	(5)	$4.50	4/3/2017

Elwood G. Norris	13,125	(6)	21,875	(6)	–		$10.95	2/21/2018
	75,000	(7)	–		–		$1.65	10/8/2015

James A. Barnes	10,313	(8)	17,187	(8)	–		$9.95	2/21/2018
	110,000	(9)	–		–		$1.50	10/8/2015

(1)	This option - as amended and restated on August 5, 2013 related to the proposed merger with Turtle Beach - was granted under the 2013 Equity Incentive Plan of HHI, with a per share exercise price equal to the fair market value of one of the shares of HHI common stock on the date of grant. A total of 37.5 shares have both time-based and performance-based vesting. Also 3.125 shares vest each calendar quarter commencing June 30, 2013 over twelve calendar quarters, but are subject to an HHI financing condition. The balance of 12.5 shares are milestone performance based but also subject to the HHI financing condition. The options terminate upon closing of the merger with Turtle Beach.

(2)	This time-based option was granted under the 2012 Plan on February 21, 2013, with a per share exercise price equal to the fair market value of one of our shares of common stock on the date of grant. The vesting commencement date was March 31, 2013 and the option vests as follows: (i) 5,625 shares vested on the vesting commencement date and (ii) an additional 5,625 shares vest each fiscal quarter end following the vesting commencement date, subject to continued service with Parametric.

(3)	This time-based option was granted under the 2012 Plan on December 29, 2011, with a per share exercise price equal to the fair market value of one of our shares of common stock on the date of grant. The vesting commencement date was December 31, 2011 and the option vests as follows: (i) 1,250 shares vested on the vesting commencement date and (ii) an additional 1,250 shares vest each fiscal quarter end following the vesting commencement date, subject to continued service with Parametric.

(4)	This time-based option was granted under the 2012 Plan on December 29, 2011, with a per share exercise price equal to the fair market value of one of our shares of common stock on the date of grant. On April 3, 2012 the vesting for this option was modified from 10% of the total shares subject to the option at grant and the balance over two years (each calendar quarter) to a new vesting schedule of 10% at grant (41,000 shares vested), 154,000 shares vested on April 3, 2012, 20,000 shares to vest upon achievement of performance targets established by the Board of Directors (which targets were achieved and vested in August 2012) and the remaining 195,000 shares vesting quarterly over eight calendar quarters commencing March 31, 2012, subject to continued service with Parametric. Mr. Potashner exercised 25,000 of these options in February 2013.

(5)	This performance-based option was granted under the 2012 Plan on April 3, 2012 with a per share exercise price equal to the fair market value of our shares of common stock on the date of grant. The vesting commencement date was at grant and this option vests anytime during the option term as follows: 60,000 shares based upon a quarterly revenue goal; 55,000 shares upon achievement of a quarterly profit; 60,000 shares upon achieving licensing performance targets; or otherwise vesting as approved by the Board of Directors. The option also vests on a change of control.

(6)	This time-based option was granted under the 2012 Plan on February 21, 2013, with a per share exercise price equal to the fair market value of one of our shares of common stock on the date of grant. The vesting commencement date was March 31, 2013 and the option vests as follows: (i) 4,375 shares vested on the vesting commencement date and (ii) an additional 4,375 shares vest each fiscal quarter end following the vesting commencement date, subject to continued service with Parametric. On August 2, 2013 Parametric made a modification to accelerate the vesting of these options in full upon a change of control followed by such executive’s departure from the company under certain circumstances thereafter (“double trigger” vesting).

(7)	This option was granted under the 2010 Plan on October 8, 2010, with a per share exercise price equal to 110% of the fair market value of one of our shares of common stock on the date of grant. The vesting was quarterly with the commencement date of December 31, 2010 and are fully vested.

(8)	This time-based option was granted under the 2012 Plan on February 21, 2013, with a per share exercise price equal to the fair market value of one of our shares of common stock on the date of grant. The commencement date was March 31, 2013 and the option vests as follows: (i) 3,437.5 shares vested on the vesting commencement date and (ii) an additional 3.437.5 shares vest each fiscal quarter end following the vesting commencement date, subject to continued service with Parametric. On August 2, 2013 Parametric made a modification to vest these options in full upon a change of control followed by such executive’s departure from Parametric under certain circumstances thereafter (“double trigger” vesting).

(9)	This option was granted under the 2010 Plan on October 8, 2010, with a per share exercise price equal to the fair market value of one of our shares of common stock on the date of grant. The vesting was quarterly with the commencement date of December 31, 2010 and are fully vested.

Potential Payments Upon Termination, Death, Disability, or Retirement

Under our employment agreement with Mr. Potashner, in the event that Mr. Potashner’s employment is terminated by us for any reason other than cause, or if he resigns for good reason, he will be entitled to severance equal to one year’s salary plus any prorated target bonus payable, as described more fully above in “Employment Agreement”. Mr. Potashner’s current annual salary is $350,000. In addition, Mr. Potashner is entitled to full vesting of any unvested stock options upon the occurrence of a change of control.

On August 2, 2013, Parametric made a modification to vest stock options held by Mr. Norris and Mr. Barnes in full upon a change of control followed by such executive’s departure from Parametric under certain circumstances thereafter (“double trigger” vesting).

Director Compensation

Each of our non-employee directors was paid a fee of $3,000 per quarter served (whether serving for the whole or partial quarter), payable quarterly in arrears. No additional amounts are payable for committee participation. In addition, non-employee directors receive equity compensation grants as consideration for board and committee service from time to time. There is no established policy as to the frequency or amount of equity compensation grants for non-employee directors. Directors who are also one of our employees, such as Mr. Potashner and Mr. Norris, do not and will not receive any compensation for their services as a director while providing service as an employee. In the case of Messrs. Potashner and Norris, who are named executive officers of Parametric for fiscal 2012 and 2013, their compensation for fiscal 2012 and 2013 is reported in the Summary Compensation Table above.

The following table sets forth the compensation paid to our non-employee directors for the fiscal year ended September 30, 2013:

Name	Fee Earned or Paid in Cash	Option Awards (1)(2)	All Other Compensation		Total

Seth Putterman (3)	$12,000	$27,924	$202,775	(3)	$242,699

Robert M. Kaplan	$12,000	$27,924	–		$39,924

Andrew Wolfe	$12,000	$27,924	–		$39,924

James L. Honore	$12,000	$27,924	–		$39,924

(1)	Represents the aggregate grant date fair value, as determined under FASB ASC Topic 718, Stock Compensation, of all option awards granted to the directors during fiscal 2013. Fair value is calculated as of the grant date using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value include volatility of 88%, risk free interest rate of 0.41%, expected lives of 3.06 years, dividends and forfeitures of 0%.

(2)	At September 30, 2013, each of our current directors had options outstanding exercisable for 15,000 shares of common stock. Each of these options were granted under either the 2010 Plan or the 2012 Plan and vest as follows: 12.5% of the total shares subject to the option vests on the last day of the quarter in which the grant date occurs and an additional 12.5% vests at the end of each calendar quarter thereafter. The number of shares under each option, the exercise price and the grant and expiration dates for each option are as follows:

Name	Grant Date	Number of Outstanding Shares as of September 30, 2013 Subject to Option	Exercise Price	Expiration Date

Seth Putterman	2/21/2013	5,000	$9.95	2/21/2018
	5/7/2011	5,000	$3.30	5/7/2016
	1/13/2012	5,000	$4.55	1/13/2017
Robert M. Kaplan	2/21/2013	5,000	$9.95	2/21/2018
	5/7/2011	5,000	$3.30	5/7/2016
	1/13/2012	5,000	$4.55	1/13/2017
Andrew Wolfe	2/21/2013	5,000	$9.95	2/21/2018
	2/16/2012	10,000	$3.90	2/16/2017
James L. Honore	2/21/2013	5,000	$9.95	2/21/2018
	3/5/2012	10,000	$4.25	3/5/2017

(3)	Dr. Putterman resigned as a director on November 21, 2013. All other compensation represents non-director service consulting fees of $40,000 paid to Dr. Putterman in 2013 for technical services regarding our HSS technology and the grant date fair value of 25,000 options granted in September 2012 for such services but only effective upon shareholder approval of increased shares under the 2012 plan on February 21, 2013. These options were valued at $162,775 on the effective grant date of February 21, 2013 (the assumptions in determining fair value included volatility of 88%, risk free interest rate of 0.41%, expected lives of option term, dividends and forfeitures of 0%) but are revalued each reporting period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following ownership information with respect to our common stock is set forth, as of November 22, 2013, with respect to (i) each stockholder known by us to be beneficial owners of more than 5% of our outstanding common stock, (ii) each of our current directors, (iii) each of the executive officers named in the Summary Compensation Table in Item 11 above and (iv) all current directors and executive officers as a group (seven persons).  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. In accordance with the SEC rules, shares of Parametric common stock that are subject to options or warrants that are currently exercisable or exercisable within 60 days of the record date are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Other than as set forth below, we are not aware of any other stockholder who may be deemed to be a beneficial owner of more than 5% of our common stock. The address for all directors and officers is 13771 Danielson Street, Ste. L, Poway, California 92064.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
5% Stockholders:
FRM LLC	599,068	(1)	8.3%
82 Devonshire Street
Boston, Massachusetts 02109

James E. Besser and Manchester Management Company, LLC	483,811	(2)	6.7%
131 Charles Street, 1st Floor
Boston, Massachusetts 02114

VTB Holdings, Inc.	1,313,520	(3)	18.2%
100 Summit Lake Drive, Suite 100
Valhalla, New York 10594

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Hodges SmallCap Fund	364,286	(4)	5.0%
2905 Maple Avenue
Dallas, Texas 75201

Directors and Officers:
Elwood G. Norris	1,103,770	(5)	15.1%
James A. Barnes	446,000	(6)	6.1%
Kenneth F. Potashner	417,500	(7)	5.5%
Robert M. Kaplan	41,076	(8)	*
Andrew Wolfe	12,500	(9)	*
James L. Honore	12,500	(10)	*

All directors and executive officers as a group (7 persons)	2,055,596	(11)	25.9%

*		less than 1%.

	(1)	Beneficial ownership by FRM LLC is based on the information provided by the stockholders as reported in the Schedule 13G filed with the SEC on February 14, 2013. A wholly-owned subsidiary of FRM LLC, Fidelity Management & Research Company is an investment advisor and under the Investment Advisors Act of 1940 is deemed to beneficially own 599,068 shares as a result of acting as investment advisor to various investment companies.

	(2)	Beneficial ownership by Mr. Bresser and Manchester Management Company, LLC is based on information provided by the stockholder as reported in a Schedule 13G/A filed with the SEC on February 8, 2013. Consists of 135,000 shares as to which sole voting and dispositive power is held by Mr. Bresser and 348,811 shares as to which shared voting and dispositive power is held by Mr. Bresser and by Manchester Management Company, LLC.

	(3)	Beneficial ownership by VTB Holdings, Inc. (“VTBH”) is based on the information provided by the stockholders as reported in a Schedule 13D filed with the SEC. VTBH is deemed to have shared voting power with respect to the shares beneficially owned by certain members of Parametric’s management team due to the proxy granted to VTBH in the voting agreements entered into with certain members of Parametric management and entities controlled by them in connection with the merger transaction described in this proxy statement.

	(4)	Beneficial ownership is based on information provided by the stockholder in a Subscription Agreement dated November 12, 2013.

(5)

Includes 453,864 shares held by a family trust for which Mr. Norris serves as trustee, 4,500 held by EGN Holdings LLC and 180,083 held by Mt. Savage Products LLC both for which Mr. Norris is manager, and 284,825 shares representing Mr. Norris’ pecuniary interest in shares held by Syzygy. Also includes options currently exercisable and those exercisable within 60 days on an aggregate of 92,500 shares. By virtue of the voting agreement entered into with VTBH, VTBH is deemed to share the power to vote the securities beneficially owned by Mr. Norris.

	(6)	Consists of 17,733 shares held by Sunrise Capital, Inc., 67,000 shares held by Sunrise Management, Inc. Profit Sharing Plan, 63,000 shares held by Palermo Trust, 153,367 shares representing Mr. Barnes’ pecuniary interest in shares held by Syzygy, 600 shares held by a personal retirement plan and 550 shares held by a personal retirement plan of his spouse. Mr. Barnes is President of Sunrise Capital, Inc. and Trustee of Sunrise Management, Inc. Profit Sharing Plan, the Palermo Trust and his personal retirement plan. He is also the managing member of Syzygy. Also includes 20,000 warrants held by Palermo Trust and options currently exercisable and those exercisable within 60 days on an aggregate of 123,750 shares. He disclaims any beneficial interest in the 550 shares held in his spouse’s personal retirement plan. By virtue of the voting agreement entered into with VTBH, VTBH is deemed to share the power to vote the securities beneficially owned by Mr. Barnes.

(7)	Includes options currently exercisable and those exercisable within 60 days on an aggregate of 417,500 shares. By virtue of the voting agreement entered into with VTBH, VTBH is deemed to share the power to vote the securities beneficially owned by Mr. Potashner.

(8)	Includes options currently exercisable and those exercisable within 60 days on an aggregate of 12,500 shares.

(9)	Includes options currently exercisable and those exercisable within 60 days on an aggregate of 12,500 shares.

(10)	Includes options currently exercisable and those exercisable within 60 days on an aggregate of 12,500 shares.

(11)	Includes options and warrants currently exercisable and those exercisable within 60 days on an aggregate of 710,000 shares.

With respect to arrangements the operation of which may at a subsequent date result in a change of control of Parametric, as contemplated by Item 403(c) of Regulation S-K, we have entered into an Agreement and Plan of Merger with Turtle Beach dated August 5, 2013. The issuance of shares pursuant to the merger contemplated by such agreement would result in a change of control of our company. See Part I, Item 1 (Business) for more information.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The charter of the Audit Committee requires it to review and monitor all related party transactions – generally those transactions which may require disclosure under Item 404 of Regulation S-K or otherwise involve our directors and officers and entities controlled by them – which may be entered into by Parametric. There is not a formal standard to be applied by the Audit Committee in reviewing and approving related party transactions.

On December 29, 2011, we entered into an Assignment Agreement (“Assignment”) with Syzygy Licensing, LLC (“Syzygy”) pursuant to which we acquired all technology and intellectual property covered by the License and Royalty Agreement (“License”) dated September 27, 2010, previously entered into between Syzygy and us. The Assignment terminated the License and all future royalty obligations owed by us to Syzygy thereunder. Pending patent applications comprising part of the intellectual property were also assigned to us. Syzygy is owned by the Company’s President and Chief Scientist, Elwood G. Norris (65%), and by the Company’s Chief Financial Officer, Treasurer and Secretary, James A. Barnes (35%).

Under the terms of the Assignment, we issued 300,000 shares of our common stock to Syzygy (valued at $975,000 based on the closing price of the common stock of $3.25 on the trading day immediately prior to signing the Assigment) and in June 2012 paid $250,000 to Syzygy. We incurred $3,834 as royalties pursuant to the License during the year ended September 30, 2011. We incurred $3,194 of royalties for the three months ended December 31, 2011 prior to termination of the License and owed Syzygy an aggregate of $7,028 in royalties, which was paid in April 2012.

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

In April 2012, we paid Mr. Potashner $125,000 for consulting services from December 2011 through his April 2012 employment.

On May 1, 2012 we adopted a cash bonus plan for the period April 1, 2012 to December 31, 2012, pursuant to which each of our executive officers and certain other officers, consultants and employees designated by the Board of Directors are eligible to receive a target bonus equal to a percentage of the executive officer’s or other individual’s annualized base compensation if applicable performance objectives are met. On February 21, 2013 we adopted a cash bonus plan for the period January 1, 2013 to December 31, 2013, pursuant to which each of our executive officers and certain other consultants and employees designated by the Board of Directors are eligible to receive a target bonus equal to a percentage of the executive officer’s or other individual’s annualized base compensation if applicable performance objectives are met. In August and October 2013, in connection with the proposed merger with Turtle Beach, and as authorized under the cash bonus plan, the Board of Directors approved, for its three executive officers, the closing of the merger as a performance objective eligible for maximum bonus payouts for 2013 aggregating $453,000. See Part III, Item 11: (Executive Compensation) for more information.

During fiscal 2013, former director Seth Putterman was paid consulting fees for non-director technology consulting services of $40,000. He was also granted 25,000 options in September 2012 for such services but these options only became effective and exercisable upon shareholder approval of increased shares under the 2012 Plan on February 21, 2013. These options have an exercise price of $10.24 per share and vest quarterly over three years subject to continued service and other conditions of the 2012 Plan. The options were valued at $162,775 on the effective grant date of February 21, 2013. See Part III, Item 11: (Executive Compensation) for more information.

On February 12, 2013 and February 15, 2013, Mr. Potashner exercised stock options at $3.25 per common shares and acquired a total of 25,000 shares for a cash payment to the company of $81,250 realizing a $169,342 value based on the market price at the exercise date.

In February 2013, HHI adopted an equity incentive plan under which it may grant options to purchase up to 250 shares of its common stock to HHI employees, directors and consultants. HHI has 1,000 shares of common stock issued and outstanding. On March 5, 2013, HHI granted to Mr. Potashner an option, with a five year term, to purchase 50 shares of HHI common stock at an exercise price of $1,000 per share. This option grant was subject to a combination of performance and time-based vesting, and also contains certain anti-dilution adjustment rights (which generally allow the option holder to maintain his percentage ownership during a three-year period), as well as repurchase rights and first refusal rights in favor of HHI. This option was amended and restated on August 5, 2013 related to the proposed merger with Turtle Beach such that 37.5 shares are both time and performance based vesting 3.125 shares per calendar quarter commencing June 30, 2013 over twelve calendar quarters, but are subject to an HHI financing condition (at least $3 million of new equity financing from third parties). The balance of 12.5 shares are milestone performance based but also subject to the HHI financing condition. The option terminates upon closing of the merger with Turtle Beach. The fair value of the option on the grant date, assuming all performance conditions were achieved, was $26,503.

Director Independence

Our common stock is currently listed on The NASDAQ Capital Market under the symbol “PAMT,” and therefore, our determination of the independence of directors is made using the definition of “independent director” contained in The NASDAQ Capital Market Listing Rules. On the basis of information solicited from each director, the board has determined that each of Dr. Kaplan, Mr. Wolfe and Mr. Honore has no material relationship with the company and is an independent director within the meaning of such rules. Messrs. Potashner and Norris are not independent directors because they are employees of Parametric. In making these determinations, the Board of Directors evaluated responses to a questionnaire completed by each director regarding relationships and possible conflicts of interest between each director, the company and management. In its review of director independence, the board considered all commercial, industrial, banking, consulting, legal, accounting, charitable, and familial relationships any director may have with the company or management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees billed by Squar, Milner, Peterson, Miranda & Williamson, LLP for professional services rendered for the fiscal years ended September 30, 2013 and 2012:

	Fiscal	Fiscal
	2013	2012
Audit fees (1)	$108,181	$81,732
Audit related fees (2)	18,289	44,547
Tax fees (3)	4,611	4,410
All other fees (4)	10,630	–
Total	$141,711	$130,689

(1)	Audit fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for those years, reviews of the interim financial statements that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Audit related fees consist of fees billed for assurance related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Included in audit related fees are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q.
(3)	Tax fees include the aggregate fees billed during the fiscal year indicated for professional services for tax compliance, tax advice and tax planning.
(4)	All other fees consist of fees for products and services other than the services reported above. No such fees were billed by Squar, Milner, Peterson, Miranda & Williamson, LLP for fiscal 2012.

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

The Audit Committee has considered the role of Squar, Milner, Peterson, Miranda & Williamson, LLP in providing services to us for the fiscal year ended September 30, 2013 and has concluded that such services are compatible with such firm’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are included as a part of this report:
	(1)	Financial Statements.
		Reports of Independent Registered Public Accounting Firm	F-2
		Consolidated Balance Sheets as of September 30, 2013 and 2012	F-4
		Consolidated Statements of Operations for the Years Ended September 30, 2013 and 2012	F-5
		Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2013 and 2012	F-6
		Consolidated Statements of Cash Flows for the Years Ended September 30, 2013 and 2012	F-7
		Notes to Consolidated Financial Statements	F-8
	(2)	Financial Statement Schedules.
All schedules have been omitted because the information is not applicable, is not material or because the information required is included in the financial statements or the notes thereto.
	(3)	Index to Exhibits.
The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

PARAMETRIC SOUND CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Parametric Sound Corporation:

We have audited the accompanying consolidated balance sheets of Parametric Sound Corporation and Subsidiaries (collectively, the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parametric Sound Corporation and Subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 3 to the consolidated financial statements, in August 2013 the Company entered into a merger agreement with VTB Holdings, Inc. (“Turtle Beach”) pursuant to which, upon completion of the merger, security holders (including optionees) of Turtle Beach would own approximately 80% of the Company’s common stock on a fully-diluted basis. In conjunction with the planned merger, the Company completed an equity financing transaction in November 2013 in which it received net proceeds of approximately $5.08 million, as discussed in Note 2 to the consolidated financial statements, As discussed in Note 12 to the consolidated financial statements, litigation relating to the planned merger was filed against the Company, for which the Company is unable to predict the outcome or possible loss or range of loss, if any, or the impact on the planned merger.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 26, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

November 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Parametric Sound Corporation

We have audited Parametric Sound Corporation’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Parametric Sound Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Parametric Sound Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Parametric Sound Corporation as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended, and our report dated November 26, 2013 expressed an unqualified opinion.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, CA

November 26, 2013

Parametric Sound Corporation

Consolidated Balance Sheets

	September 30,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$1,597,879	$5,527,647
Accounts receivable	177,453	39,371
Inventories, net	723,420	443,704
Prepaid expenses and other current assets	95,932	62,828
Total current assets	2,594,684	6,073,550
Property and equipment, net	219,369	176,912
Intangible assets, net	1,451,298	1,314,861
Total assets	$4,265,351	$7,565,323

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$862,522	$173,337
Accrued liabilities	183,716	139,875
Capital lease obligation - current portion	37,486	–
Total current liabilities	1,083,724	313,212

Capital lease obligation - long term	94,611	–
Total liabilities	1,178,335	313,212

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none issued and outstanding	–	–
Common stock, $0.001 par value, authorized 50,000,000 shares, 6,835,321 and 6,408,151 shares issued and outstanding, respectively	6,835	6,408
Additional paid-in capital	17,383,196	13,878,294
Accumulated deficit	(14,303,015)	(6,632,591)
Total stockholders' equity	3,087,016	7,252,111
Total liabilities and stockholders' equity	$4,265,351	$7,565,323

See accompanying notes to consolidated financial statements.

Parametric Sound Corporation

Consolidated Statements of Operations

	Years Ended September 30,
	2013	2012

Revenues:
Product sales	$545,905	$222,016
Other revenue	16,997	11,633
Total revenues	562,902	233,649
Cost of revenues	292,329	120,142
Gross profit	270,573	113,507

Operating expenses:
Selling, general and administrative	4,602,344	3,247,698
Research and development	2,056,364	1,340,054
Business transaction	1,280,273	–
Total operating expenses	7,938,981	4,587,752
Loss from operations	(7,668,408)	(4,474,245)

Other income (expense):
Interest income	8,508	15,027
Interest expense	(4,559)	–
Other	(5,965)	(2,964)
	(2,016)	12,063
Net loss	$(7,670,424)	$(4,462,182)

Net loss per basic and diluted common share (1)	$(1.16)	$(0.85)
Weighted average common shares used to compute net loss per basic and diluted common share (1)	6,587,337	5,258,020

(1) Net loss per share and weighted average common shares outstanding for all periods reflect the 1-for-5 reverse stock split that was effective March 21, 2012 (see Note 1).

See accompanying notes to consolidated financial statements.

Parametric Sound Corporation

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2011	3,903,784	$3,904	$2,886,960	$(2,170,409)	$720,455
Common shares issued upon exercise of stock options	119,856	120	192,218	–	192,338
Common shares issued for assignment of patents and intellectual property from related party	300,000	300	974,700	–	975,000
Issuance of common shares at $4.50 per share and underwriter warrants in secondary public offering, net of issuance costs of $1,863,442	2,053,400	2,053	7,997,538	–	7,999,591
Common shares issued to officers for deferred compensation	31,111	31	139,969	–	140,000
Share-based compensation expense	–	–	1,686,909	–	1,686,909
Net loss for the period	–	–	–	(4,462,182)	(4,462,182)
Balance at September 30, 2012	6,408,151	$6,408	$13,878,294	$(6,632,591)	$7,252,111
Common shares issued upon exercise of stock options for cash	61,521	61	232,026	–	232,087
Common shares issued upon cashless exercise of stock options	96	–	–	–	–
Common shares issued upon exercise of warrants for cash	300,000	300	1,124,700	–	1,125,000
Common shares issued upon cashless exercise of warrants	65,553	66	(66)	–	–
Warrants issued to vendor for services	–	–	25,000	–	25,000
Share-based compensation expense	–	–	2,123,242	–	2,123,242
Net loss for the period	–	–	–	(7,670,424)	(7,670,424)
Balance at September 30, 2013	6,835,321	$6,835	$17,383,196	$(14,303,015)	$3,087,016

See accompanying notes to consolidated financial statements.

Parametric Sound Corporation

Condensed Consolidated Statements of Cash Flows

	Years Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(7,670,424)	$(4,462,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256,670	180,900
Warranty provision	15,997	10,612
Non-cash inventory reserve	(51,078)	(7,604)
Share-based compensation	2,106,373	1,686,909
Warrants issued for services	25,000	–
Non-cash research and development supplies	16,163	–
Changes in assets and liabilities:
Accounts receivable	(138,082)	(39,371)
Prepaid expenses and other current assets	(16,235)	2,143
Inventories	(228,638)	(162,832)
Accounts payable	689,185	9,147
Accrued liabilities	37,943	122,417
Deferred officer compensation	–	(84,400)
Warranty settlements	(10,099)	(7,904)
Net cash used in operating activities	(4,967,225)	(2,752,165)

Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(35,501)	(108,785)
Patent costs paid	(260,096)	(295,096)
Net cash used in investing activities	(295,597)	(403,881)

Cash Flows From Financing Activities:
Proceeds from sale of common stock and warrants	–	9,240,304
Offering costs paid	–	(1,240,713)
Proceeds from exercise of warrants	1,125,000	–
Proceeds from exercise of stock options	232,087	192,338
Payments on capital lease obligation	(24,033)	–
Net cash provided by financing activities	1,333,054	8,191,929

Net (decrease) increase in cash	(3,929,768)	5,035,883
Cash and cash equivalents, beginning of period	5,527,647	491,764
Cash and cash equivalents, end of period	$1,597,879	$5,527,647

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Interest paid	$4,559	$–
Income taxes paid	800	800
Non-cash investing and financing activities:
Common stock issued for technology purchased from related party	$–	$975,000
Equipment acquired with capital lease	139,967	–
Deferred officer compensation paid in common shares	–	140,000
Issuance costs relating to warrants issued to underwriter	–	622,729

See accompanying notes to consolidated financial statements.

Parametric Sound Corporation

Notes to Consolidated Financial Statements

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Parametric Sound Corporation (“Parametric” or the “Company”) is a technology company focused on delivering novel audio solutions through its HyperSound® or “HSS®” technology platform, that pioneered the practical application of parametric acoustic technology for generating audible sound along a directional ultrasonic column. The creation of sound using the Company’s technology also creates a unique sound image distinct from traditional audio systems. In addition to its commercial product business, the Company is targeting its technology for new uses in consumer markets including computers, video gaming, televisions and home audio along with other commercial markets including casino gaming and cinema. The Company is also researching and developing health applications for persons with hearing loss.

The Company was incorporated in Nevada on June 2, 2010 as a new, wholly owned subsidiary of LRAD Corporation in order to effect the 100% separation and spin-off of the HSS business (the “Spin-Off”). On September 27, 2010, the Spin-Off was completed and the Company became a stand-alone, independent, publicly traded company. In June 2012, the Company formed PSC Licensing Corp. (“PSC”) and in October 2012 formed HyperSound Health, Inc. (“HHI”), both as wholly owned subsidiaries. The Company’s corporate headquarters are located in Poway, California. Principal markets for the Company’s products are North America, Europe and Asia.

On August 5, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VTB Holdings, Inc. (“Turtle Beach”). The Merger Agreement provides, that upon the terms and subject to the conditions of the Merger Agreement, a wholly-owned subsidiary of the Company will merge with and into Turtle Beach resulting in Turtle Beach becoming a wholly-owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, the Company will issue shares of common stock to the former Turtle Beach stockholders which, together with options to purchase shares of Turtle Beach common stock that will be converted into options to purchase shares of the Company’s common stock (and will be assumed by the Company at the effective time of the Merger), will represent approximately 80% of the Company’s common stock on a fully-diluted basis after the Merger, subject to adjustment pursuant to the Merger Agreement. Certain redeemable, non-convertible preferred stock of Turtle Beach with a stated value of $12,000,000, plus dividends accrued but unpaid thereon, as well as certain phantom stock units of Turtle Beach, will remain outstanding following the Merger and will not be exchanged for Company common stock. The Merger and related transactions are more fully described in Note 3, “Pending Merger with Turtle Beach.”

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the Company and its wholly owned subsidiaries, PSC and HHI. Intercompany balances and transactions have been eliminated in consolidation. Where necessary, the prior year’s information has been reclassified to conform to the fiscal 2013 statement presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

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

Parametric Sound Corporation

Notes to Consolidated Financial Statements

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants exercisable into a total of 1,485,699 and 1,693,839 shares of common stock were outstanding at September 30, 2013 and 2012, respectively. These securities are not included in the computation of diluted net loss per common share for the periods presented, as their inclusion would be antidilutive due to losses incurred by the Company. Previously reported share and earnings per share amounts have been restated to reflect the 1-for-5 reverse stock split effected in March 2012.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short maturity of these instruments. The fair value of warrants issued in March and April 2012 were estimated using a Black-Scholes valuation model (see Note 10).

The Company does not have any financial assets and liabilities that are measured at fair value on a recurring basis.

Concentrations of Credit Risk

The Company sells its products to a number of geographically diverse customers. At September 30, 2013, accounts receivable from three customers accounted for 62%, 13% and 11% of total accounts receivable. At September 30, 2012 accounts receivable from one customer accounted for 98% of total accounts receivable.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s policy is to evaluate the collectability of accounts receivable based on an assessment of the collectability of specific customer accounts and then record an allowance for doubtful accounts to reduce the receivables to an amount that management reasonably estimates will be collected. There was no allowance for doubtful accounts recorded at September 30, 2012 or 2013. Accounts that are deemed uncollectible will be written off against the allowance for doubtful accounts. If a major customer’s creditworthiness deteriorates, or actual defaults exceed our historical experience, such estimates could change and impact our reported financial results.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. The cost of substantially all of the Company’s inventory is determined by the weighted average cost method. Inventory is comprised of raw materials, assemblies and finished products intended for sale to customers. The Company evaluates the need for reserves for excess and obsolete inventories determined primarily based upon estimates of future demand for the Company’s products. At September 30, 2013 and 2012, the reserve for obsolescence included certain raw materials obtained at the Spin-Off, some of which are being used to produce the Company’s products.

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

Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of sale or agreement, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured. During fiscal 2012, the Company began pursuing licensing of its patents and technologies but has recognized no licensing revenues through September 30, 2013.

Product Sales

Revenues derived from product sales to customers, including resellers and system integrators, are recognized in the periods that products are shipped to customers (FOB shipping point) or when product is received by the customer (FOB destination), when the fee is fixed and determinable, when collection of resulting receivables is probable and there are no remaining obligations on the part of the Company. Most revenues to resellers and system integrators are based on commitments from the end user or stocking for identified projects; as a result, resellers and system integrators generally carry minimal inventory. The Company’s customers do not have the right to return product unless the product is found to be defective.

Licensing

The Company’s strategy is to derive licensing revenues primarily from royalties paid by licensees of the Company’s intellectual property rights, including patents, trademarks and know-how. Revenues generated from license agreements are recognized in the period earned, provided that amounts are fixed or determinable and collectability is reasonably assured. Deferred revenue is reported for amounts that are expected to be recognized as revenue including upfront license fees, but for which not all revenue recognition criteria have been met.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenues. The amount of shipping and handling costs invoiced to customers is included in revenue. Shipping and handling costs were $9,480 and $11,233 for the fiscal years ended September 30, 2013 and 2012, respectively.

Research and Development Costs

Research and development expenses include costs and expenses associated with the development of the Company’s technology and the design and development of new products, including initial nonrecurring engineering and product verification charges. Research and development is expensed as incurred.

Business Transaction

For the year ended September 30, 2013, the Company incurred $1,280,273 of business transaction costs related to reviewing strategic opportunities and preparing for the merger with Turtle Beach consisting of legal, investment bank, accounting and related costs and expenses.

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

Parametric Sound Corporation

Notes to Consolidated Financial Statements

Classification and Valuation of Warrants

The Company accounts for warrants as either equity or liabilities based upon the characteristics and provisions of each particular instrument. Warrants valued and classified as equity are recorded as additional paid-in capital based on the issue date fair value and no further adjustment to valuation is made. Warrants that do not qualify for equity classification are recorded as derivative liabilities based on the issue date fair value and are subject to adjustment to fair value at each reporting period. As of September 30, 2013 and 2012, the Company has no warrants or other derivative financial instruments that require separate accounting as liabilities and periodic revaluation.

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

Financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits, that the position would be sustained upon examination. A tax position that meets the more-likely-than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a more likely than not likelihood of being realized upon ultimate settlement with a taxing authority. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that under GAAP, are excluded from reported net loss. There were no differences between net loss and comprehensive loss for any of the periods presented.

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

Share-Based Compensation

The Company measures employee share-based compensation awards using a fair-value method and records related compensation expense for all awards that are expected to vest over the requisite service period.

Share-Based Payments for Goods and Services

Stock options, stock awards or warrants issued to non-employees who are not directors of the Company are recorded at the fair value of the consideration received, when more reliably measurable, or the fair value of the equity instruments issued at the measurement date. Non-employee options are periodically revalued as the options vest so the cost ultimately recognized is equivalent to the fair value on the date performance is complete with such expense recognized over the related service period on a graded vesting method.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations or cash flows.

Subsequent Events

Management has evaluated events subsequent to September 30, 2013 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

Parametric Sound Corporation

Notes to Consolidated Financial Statements

2. LIQUIDITY AND CAPITAL RESOURCES

The Company has sustained recurring losses and negative cash flows from operations. The Company’s recent business operations have been funded primarily from products sales, proceeds from sales of common stock and proceeds from the exercise of warrants and options. As of September 30, 2013, the Company had cash and cash equivalents of approximately $1.6 million and a working capital balance of approximately $1.5 million. Subsequent to September 30, 2013, in November 2013, the Company obtained net proceeds of approximately $5.08 million from the registered direct sale of common stock pursuant to the Company’s “shelf” registration statement as more fully described in Note 15.

Assuming the merger is completed, the Company expects its cash including the proceeds from the November 2013 sale of common stock, to meet its liquidity requirements through the anticipated closing of the Merger and the resulting combined company is expected to have sufficient resources to finance operations for the next year. The Company believes the stock sale satisfies a closing condition under the Merger Agreement requiring Parametric to raise a minimum of $5 million as described in Note 3. If the Merger is not completed, the Company believes that existing working capital resources and product revenues will be sufficient to meet operating requirements based on current plans over the next year. Under this scenario, the Company expects its cash and cash equivalents to decrease as it continues to pay merger related transaction costs and fund operating and working capital requirements. Accordingly, the Company may need to reevaluate its strategic alternatives, including pursuing other strategic transactions, but such alternatives may be negatively impacted in the event that the Merger is terminated. Under this scenario, the Company may also need to evaluate the scope of its operations, and make reductions as considered necessary based on current levels of revenues.

The Company’s future capital requirements will depend upon numerous factors, including:

•	the timing, cost and successful completion of the Merger;
•	the success, progress, timing and costs of the Company’s business development efforts to obtain licensing arrangements and the Company’s efforts to evaluate possible strategic alternatives with respect to the Company and its technology;
•	the Company’s ability to obtain value from its current products and technologies and its ability to sell or license new products and technologies and the costs and expenses of such activities;
•	the perceived, potential and actual commercial success of the Company’s products;
•	the Company’s operating expenses;
•	the progress, timing, cost and results of the Company’s regulatory efforts related to hearing applications of its technology;
•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights;
•	the emergence of competing products and technologies, and other adverse market developments; and
•	the resolution of existing shareholder litigation discussed in Note 12 and any amount the Company may be required to pay in connection with this litigation.

In the event the Company would require additional working capital to fund operations or otherwise elect to raise additional funds, management may seek to acquire any such additional funds through equity or debt financing arrangements. There is no assurance that any financing transaction will be available on terms acceptable to the Company, or at all. If the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience dilution. Debt financing, if available, may involve covenants restricting the Company’s operations or its ability to incur additional debt.

If the Company does not complete the Merger and if adequate funds are not available in the future or are not available on acceptable terms, the Company may need to reduce its operating costs which may have a material adverse effect on its financial position and results of operations.

Parametric Sound Corporation

Notes to Consolidated Financial Statements

3. PENDING MERGER WITH TURTLE BEACH

Agreement and Plan of Merger

On August 5, 2013, the Company entered into the Merger Agreement with Turtle Beach. The Merger Agreement provides that upon the terms and subject to the conditions of the Merger Agreement, a wholly-owned subsidiary of the Company will merge with and into Turtle Beach resulting in Turtle Beach becoming a wholly-owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, the Company will issue shares of common stock to the former Turtle Beach stockholders which, together with options to purchase shares of Turtle Beach common stock that will be converted into options to purchase shares of the Company’s common stock (and will be assumed by the Company at the effective time of the Merger), will represent approximately 80% of the Company’s common stock on a fully-diluted basis after the Merger, subject to adjustment pursuant to the Merger Agreement. Certain redeemable, non-convertible preferred stock of Turtle Beach with a stated value of $12,000,000, plus dividends accrued but unpaid thereon, as well as certain phantom stock units of Turtle Beach, will remain outstanding following the Merger and will not be exchanged for Company common stock.

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

Although the Company will be the legal acquirer, the Merger will be accounted for as a “reverse acquisition” pursuant to which Turtle Beach will be considered the acquiring entity for accounting purposes in accordance GAAP. As such, Turtle Beach will allocate the total purchase consideration to Parametric’s tangible and identifiable intangible assets and liabilities based on their respective fair values at the date of completion of the Merger. Turtle Beach’s historical results of operations will replace Parametric’s historical results of operations for all periods prior to the Merger. After completion of the Merger, the results of operations of the combined companies will be included in Parametric’s financial statements, which will also reflect the Series B Preferred Stock of Turtle Beach that will remain outstanding after the Merger.

The consummation of the Merger is subject to a number of conditions, including, but not limited to, (i) adoption and approval of the Merger Agreement and the Merger by Company’s stockholders as required by NASDAQ rules, (ii) the approval of the continued listing application by NASDAQ, (iii) the completion of a qualifying capital raising transaction through the incurrence of debt or the issuance of equity by the Company, with net proceeds of at least $5 million, and (iv) certain other closing conditions. The Company believes the $5.1 million stock sale completed in November 2013 (see Note 15) satisfies the capital raising closing condition under the Merger Agreement. The number of shares of common stock to be issued pursuant to the Merger is subject to adjustment as described in the Merger Agreement depending upon the amount of qualifying equity proceeds (up to a maximum of $15 million), obtained by the Company prior to closing of the Merger.

Each of the Company and Turtle Beach have made customary representations, warranties and covenants in the Merger Agreement including, among others, covenants that: (i) each party will conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the consummation of the Merger; (ii) each party will not engage in certain kinds of transactions or take certain actions during such period, (iii) the Company will convene and hold a meeting of its stockholders for the purpose of considering the adoption and approval of the Merger Agreement, and (iv) the transactions contemplated thereby and the Board of dDrectors of the Company will recommend, subject to certain exceptions, that its stockholders adopt and approve the Merger Agreement and the Merger.  Other than for a period of 30 days that followed the signing of the Merger Agreement, the Company has agreed not to solicit proposals relating to alternative business combinations or enter into discussions or an agreement concerning any proposals for alternative business combinations, subject to fiduciary duty exceptions in the event of the Company’s receipt of a “superior proposal.”

Parametric Sound Corporation

Notes to Consolidated Financial Statements

The Merger Agreement contains certain termination rights in favor of each of the Company and Turtle Beach under specified circumstances. Upon termination in specified circumstances, some of which may be outside of the Company’s control (including, but not limited to, in the event that the Board of Directors of the Company changes its recommendation that its stockholders approve the principal terms of the Merger Agreement and the Merger, or elects to pursue a superior proposal from a third party), (i) the Company may be required to pay to Turtle Beach a termination fee of $1,000,000 and/or enter into a license agreement with Turtle Beach with respect to certain Company intellectual property for use in console audio products on an exclusive basis and computer audio products on a non-exclusive basis, or (ii) Turtle Beach may be required to pay the Company a termination fee of $1,000,000. Either party may terminate the Merger Agreement if the Merger has not occurred on or prior to February 28, 2014.

Stockholder Agreement

Concurrently with the execution of the Merger Agreement, on August 5, 2013, the Company, Turtle Beach and certain stockholders of Turtle Beach (the “Turtle Beach Stockholders”) entered into a Stockholder Agreement (the “Stockholder Agreement”) pursuant to which the Turtle Beach Stockholders agreed to certain restrictions and other provisions with respect to the Turtle Beach capital stock currently held by them and the shares of Company common stock that will be issued to them pursuant to the Merger Agreement (collectively, the “Merger Shares”).

Under the Stockholder Agreement, (i) the Turtle Beach Stockholders have agreed to a lock-up whereby they will not sell or otherwise transfer the Merger Shares for a period of six months following the closing of the Merger, subject to certain exceptions, and (ii) the Turtle Beach Stockholders also agreed to execute a written consent of stockholders in favor of the Merger concurrent with the execution of the Stockholder Agreement.

Pursuant to the Stockholder Agreement, from and after the closing of the Merger, the Turtle Beach Stockholders are entitled to certain registration rights covering the Merger Shares, including customary piggyback registration rights for all Turtle Beach Stockholders and demand registration rights for SG VTB Holdings, LLC (“SG VTB”).

Pursuant to the Stockholder Agreement, the Turtle Beach Stockholders have also agreed, effective as of the closing of the Merger, to the formation of a group (the “Stockholder Group”) for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. The Turtle Beach Stockholders provided these block voting covenants to have the Company qualify as a “controlled company” under NASDAQ rules following the closing of the Merger.

The Turtle Beach Stockholders have also agreed, effective from and after the closing of the Merger, to vote their Merger Shares to ensure that SG VTB has the right to designate seven directors to Parametric’s Board of Directors (including the Chief Executive Officer of the Company and two independent directors) so long as SG VTB and its affiliates collectively beneficially own at least 10% of the outstanding capital stock of the Company.

Voting Agreements

Concurrently with the execution of the Merger Agreement, on August 5, 2013, the Company and Turtle Beach entered into Shareholder Agreements and Irrevocable Proxies (collectively, the “Voting Agreements”) with Kenneth Potashner, the Company’s Executive Chairman, James A. Barnes, the Company’s Chief Financial Officer, Secretary and Treasurer, and Elwood G. Norris, the Company’s President and Chief Science Officer, as well as certain entities over which they exercise voting and/or investment control (collectively, the “Management Stockholders”).

Under the Voting Agreements, (i) the Management Stockholders are subject to a lock-up restriction whereby they have agreed not to sell or otherwise transfer the shares of Company common stock beneficially owned by them for a period of time commencing on the date of the agreement and ending six months following the closing of the Merger, subject to certain exceptions, and (ii) the Management Stockholders have agreed to vote their currently held shares in favor of the Merger Agreement and the Merger. The shares subject to the Voting Agreements represented approximately 19.2% of the outstanding shares of Company common stock as of August 5, 2013, the date of the Merger Agreement.

Parametric Sound Corporation

Notes to Consolidated Financial Statements

4. INVENTORIES, NET

Inventories, net consist of the following:

At September 30,	2013	2012
Finished goods	$260,646	$143,430
Work in process	43,494	11,735
Raw materials	479,963	400,300
	784,103	555,465
Reserve for obsolescence	(60,683)	(111,761)
	$723,420	$443,704

The Company relies on one supplier for film used in its HSS products. The Company’s ability to manufacture its HSS product could be adversely affected if it were to lose a sole source supplier and was unable to find an alternative supplier.

The reserve for obsolescence was reduced by $60,711 and $25,020 for the years ended September 30, 2013 and 2012, respectively, through the use of legacy HSS parts and components obtained in connection with the Spin-Off and used in the production of HSS-3000 products and prototypes. The Company increased the reserve during the year ended September 30, 2013 and 2012 by $9,633 and $17,416, respectively, for parts deemed obsolete due to model changes. The Company may continue to incur non-cash inventory reserve reductions through the use of reserved legacy HSS parts obtained in connection with the Spin-Off and will continue to evaluate inventory for excess or obsolete components.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

At September 30,	2013	2012
Equipment	$195,438	$180,519
Research equipment under capital lease	139,967	–
Tooling	125,433	124,299
Furniture and office equipment	75,950	58,170
Leasehold improvements	17,934	16,266
	554,722	379,254
Accumulated depreciation	(335,353)	(202,342)
	$219,369	$176,912

Depreciation expense was $133,011 and $77,125 for the years ended September 30, 2013 and 2012, respectively.

6. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

At September 30,	2013	2012
Purchased technology	$1,225,000	$1,225,000
Patents	452,040	201,745
Defensive patents	190,213	183,498
Licenses and trademarks	18,548	15,462
	1,885,801	1,625,705
Accumulated amortization	(434,503)	(310,844)
	$1,451,298	$1,314,861

Purchased technology consists of patent applications and intellectual property acquired from a related party (see Note 13) in December 2011.

Parametric Sound Corporation

Notes to Consolidated Financial Statements

Aggregate amortization expense for the Company’s intangible assets was $123,659 and $103,775 during the years ended September 30, 2013 and 2012, respectively.

The following table shows the estimated amortization expense for intangible assets for each of the five succeeding fiscal years and thereafter:

Estimated Amortization Expense Years Ending September 30,
2014	$127,839
2015	122,514
2016	113,880
2017	106,413
2018	105,497
Thereafter	875,155

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

At September 30,	2013	2012
Payroll and related	$68,292	$93,806
Warranty reserve	10,140	4,242
Customer deposits	682	2,187
Accrued patent and research costs	83,088	32,566
Deferred rent	17,661	3,975
Other	3,853	3,099
	$183,716	$139,875

Details of the estimated warranty liability are as follows:

Years Ended September 30,	2013	2012
Beginning balance	$4,242	$1,534
Warranty provision	15,997	10,612
Warranty settlements	(10,099)	(7,904)
Ending balance	$10,140	$4,242

8. CAPITAL LEASE OBLIGATION

The capital lease obligation is for research equipment (see Note 5). Amortization of the asset under the capital lease is included in depreciation and amortization expense and the accumulated amortization was $31,515 at September 30, 2013.

Future minimum lease payments for each year of the capital lease are as follows:

Total
2014	$42,888
2015	42,888
2016	42,888
2017	14,295
Total payments	142,959
Less amount representing interest	(10,862)
Present value of minimum payments	132,097
Less current portion	(37,486)
$94,611

Parametric Sound Corporation

Notes to Consolidated Financial Statements

9. INCOME TAXES

The Company recorded no income tax expense in 2013 or 2012 due to losses incurred. The Company generated federal tax net operating loss carryforwards related to expenditures incurred after the Spin-Off including costs incurred after incorporation and paid after the Spin-Off. At September 30, 2013, the Company had a federal and state net operating loss carryforward of approximately $9.3 million that will expire beginning in 2031 unless previously utilized. Internal Revenue Code Section 382 limits net operating loss and tax credit carryforwards if an ownership change of more than fifty percent of the value of the stock in a loss corporation occurs within a three-year period. Any future equity issuances or significant ownership changes, including the Merger, could result in Section 382 limits. Accordingly, the ability to utilize net operating loss and tax credit carryforwards could be restricted in the future.

The provision for income taxes consists of the following:

Years Ended September 30,	2013	2012
Current tax benefit	$–	$–
Deferred tax benefit	2,327,000	1,758,000
Change in valuation allowance	(2,327,000)	(1,758,000)
Income tax benefit (provision)	$–	$–

A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate for the years ended September 30, 2013 and 2012 is as follows:

Years Ended September 30,	2013	2012
Income taxes benefit computed at federal statutory rate	$2,608,000	$1,517,000
State income taxes, net of federal effect	460,000	268,000
Permanent differences and other	(741,000)	(27,000)
Change in valuation allowance	(2,327,000)	(1,758,000)
Income tax benefit (provision)	$–	$–

The Company did not benefit from any of the carryforward tax attributes from periods prior to the Spin-Off including net operating loss carryforwards. In assessing the possible realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In making this assessment, management does not believe that it is more likely than not that the Company will realize the benefits of the net deferred tax assets as of September 30, 2013. Accordingly, a valuation allowance has been established to offset the deferred tax assets as realization of such assets is uncertain. The components of the net deferred tax assets are as follows:

At September 30,	2013	2012
Deferred tax assets:
Net operating losses	$3,720,000	$1,805,000
Inventory reserve	339,000	382,000
Research tax credits	19,000	19,000
Stock-based and deferred compensation	1,094,000	683,000
Accruals and other	38,000	53,000
	5,210,000	2,942,000
Deferred tax liabilities:
Amortization, depreciation and other	78,000	137,000
	78,000	137,000
Net deferred tax assets	5,132,000	2,805,000
Less valuation allowance	(5,132,000)	(2,805,000)
Net deferred taxes after valuation allowance	$–	$–

Parametric Sound Corporation

Notes to Consolidated Financial Statements

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized.  Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from September 27, 2010 onward.  At September 30, 2013, deferred tax assets do not include excess tax benefits from stock-based compensation of approximately $176,000.

The Company adopted ASC 740-10-25, Income Taxes—Recognition (formerly FIN 48), as of the date of incorporation. As of the date of the adoption, the Company had no unrecognized tax benefits and there were no material changes during the years ended September 30, 2013 and 2012. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of ASC 740-10-25, the Company did not record any interest or penalties. The Company is subject to income tax in the U.S. federal jurisdiction and the state of California. All years since the Company’s 2010 organization remain subject to examination but there are currently no ongoing exams in any taxing jurisdiction.

10. CAPITAL STOCK

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. At September 30, 2013 and 2012, the Company had 6,835,321 and 6,408,151 shares issued and outstanding, respectively. All common stock share and per share information herein have been adjusted to reflect the retrospective application of the 1-for-5 reverse stock split effected March 21,2012, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, $0.001 par value. The Company is authorized under its certificate of incorporation and bylaws to issue the shares of preferred stock without any further action by the stockholders. The Board of Directors has the authority to divide any and all shares of preferred stock into series and to fix and determine the relative rights and preferences of the preferred stock, such as the designation of series and the number of shares constituting such series, dividend rights, redemption and sinking fund provisions, liquidation and dissolution preferences, conversion or exchange rights and voting rights, if any. Issuance of preferred stock by the Board of Directors could result in such shares having dividend and/or liquidation preferences senior to the rights of the holders of common stock and could dilute the voting rights of the holders of common stock.

Secondary Public Offering

During March and April 2012, the Company completed a secondary public offering of 2,053,400 shares of common stock, at a price of $4.50 per share, for gross proceeds of $9.24 million.  The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses was $8.0 million.  In connection with the offering, the Company granted the underwriter warrants to purchase 205,339 shares of common stock at an exercise price of $5.625 per share.  These warrants expire on March 21, 2017.  The estimated fair value of these warrants was $622,729, as determined using the Black-Scholes methodology (assuming estimated volatility of 91% and 90%, risk-free interest rate of 0.89% and 0.87%, expected dividend yield of 0.0%). This amount was recorded as both an increase to additional paid in capital and as a non-cash issuance cost of the financing transaction.

Summary of Stock Purchase Warrants

The following table summarizes information on warrant activity during the years ended September 30, 2012 and 2013:

	Number	Average Purchase Price Per Share
Shares purchasable under outstanding warrants at October 1, 2011	320,000	$3.75
Stock purchase warrants issued	205,339	$5.625
Stock purchase warrants exercised	–
Shares purchasable under outstanding warrants at September 30, 2012	525,339	$4.48
Stock purchase warrants issued	4,200	$8.72
Stock purchase warrants exercised	(392,194)	$4.19
Shares purchasable under outstanding warrants at September 30, 2013	137,345	$5.45

Parametric Sound Corporation

Notes to Consolidated Financial Statements

In June 2013, the Company issued 4,200 warrants exercisable for five years at $8.72 per share to a corporate vendor as payment for a $25,000 obligation.

During the year ended September 30, 2013, a total of 92,194 warrants were converted pursuant to cashless net exercise features, resulting in the issuance of 65,553 shares of common stock, and warrants to purchase 300,000 shares of common stock were exercised for cash resulting in proceeds of $1,125,000. Subsequent to September 30, 2013 a total of 26,471 warrants were converted pursuant to cashless net exercise, resulting in the issuance of 16,793 shares of common stock.

The Company has outstanding share warrants as of September 30, 2013 as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Stock Purchase Warrants (1)	20,000	$3.75	February 22, 2016
Stock Purchase Warrants	113,145	$5.625	March 21, 2017
Stock Purchase Warrants	4,200	$8.720	June 30, 2018

(1)	warrants held by an entity affiliated with the Company’s Chief Financial Officer, Treasurer and Secretary, James A. Barnes.

11. SHARE-BASED COMPENSATION

On September 27, 2010, the Company adopted its 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan authorized the grant of options to purchase up to 600,000 shares of the Company’s common stock to directors, officers, employees and consultants. On December 29, 2011, the Company adopted, and stockholders subsequently approved, the 2012 Stock Option Plan (the “2012 Plan”) providing the Board of Directors with authority to grant options to purchase up to 253,000 of the shares of common stock remaining available for issuance under the 2010 Plan and up to an additional 600,000 shares of common stock. Upon adoption of the 2012 Plan, no further awards could be granted under the 2010 Plan; awards previously granted under the 2010 Plan remain outstanding in accordance with their terms. Any outstanding awards under the 2010 Plan that expire or terminate, other than through exercise or share settlement, will also become eligible for grant under the 2012 Plan. In August 2012, the Company’s Board of Directors approved, and stockholders subsequently approved, an amendment to the 2012 Plan, authorizing an additional 500,000 shares of common stock for issuance under the 2012 Plan (“2012 Plan Amendment”). At September 30, 2013, a total of 195,500 shares were available for grant under the 2012 Plan, as amended.

At September 30, 2013, the Company had outstanding options to purchase up to 25,500 shares of the Company’s common stock that were granted outside of the 2012 Plan as an inducement grant in accordance with NASDAQ rules.

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

Years Ended September 30,	2013	2012
Volatility	87%	90%
Risk-free interest rate	0.47%	0.92%
Forfeiture rate	4.10%	1.10%
Dividend yield	0.00%	0.00%
Expected life in years	3.28	4.61
Weighted average fair value of options granted	$7.40	$3.68

Parametric Sound Corporation

Notes to Consolidated Financial Statements

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company has a small number of option grants and limited exercise history. Accordingly, for all new option grants the Company has applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term, to estimate expected life (computed as vesting term plus contractual term divided by two). The estimated forfeiture rate was estimated by class of employee. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates, or if the Company updates its estimated forfeiture rate. Such amounts, if any, will be recorded as a cumulative adjustment in the period in which the estimate is changed.

The Company recorded share-based compensation in its statements of operations for the relevant periods as follows:

Years Ended September 30,	2013	2012
Selling, general and administrative	$1,727,542	$1,420,708
Research and development	378,831	266,201
	$2,106,373	$1,686,909

As of September 30, 2013, total estimated compensation cost relating to stock options granted but not yet vested was $1,657,603. This cost is expected to be recognized over the weighted average period of 1.4 years.

The following table summarizes stock option activity for the period:

	Number	Weighted Average	Aggregate
	of Shares	Exercise Price	Intrinsic Value (2)
Fiscal 2012:
Outstanding October 1, 2011	347,000	$1.80
Granted	1,054,000	$4.40
Canceled/expired	(112,500)	$4.20
Exercised	(120,000)	$1.61
Outstanding September 30, 2012	1,168,500	$3.93

Fiscal 2013:
Outstanding October 1, 2012	1,168,500	$3.93
Granted	305,500	$12.23
Canceled/expired	(64,000)	$10.55
Exercised	(61,646)	$3.77
Outstanding September 30, 2013 (1)	1,348,354	$5.51	$9,867,480
Exercisable September 30, 2013	871,897	$3.98	$7,516,630

(1)	Options outstanding are exercisable at prices ranging from $1.50 to $16.92 and expire in 2015 to 2018.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on September 30, 2013 of $12.53.

The total intrinsic value of options exercised during fiscal 2013 was $480,682. Cash received from the exercise of stock options for the year ended September 30, 2013 was $232,087.

Parametric Sound Corporation

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at September 30, 2013:

Range of exercise prices	Number outstanding at September 30, 2013	Number exercisable at September 30, 2013	Weighted Average exercise price	Weighted average remaining contractual life	Weighted average Exercise price of options exercisable at September 30, 2013
$1.50-$3.00	193,500	193,500	$1.59	2.0	$1.59
$3.01-$4.00	512,354	474,355	$3.26	3.2	$3.26
$4.01-$5.00	268,500	79,813	$4.50	3.4	$4.49
$5.01-$10.00	208,000	82,564	$9.05	4.1	$8.74
$10.01-$16.92	166,000	41,665	$14.18	4.6	$12.76

Options of Subsidiary

In February 2013, HHI adopted an equity incentive plan under which it may grant options to purchase up to 250 shares of its common stock to HHI employees, directors and consultants. HHI has 1,000 shares of common stock issued and outstanding. In February and March 2013, HHI granted to consultants and employees options, with a five year term, to purchase 140 shares of HHI common stock at an exercise price of $1,000 per share including an option to purchase 50 shares of HHI common stock granted to the Company’s Executive Chairman (who also serves as the President of HHI). These option grants are subject to a combination of performance and time-based vesting, and also contain certain anti-dilution adjustment rights (which generally allow the option holders to maintain their percentage ownership in HHI during a three-year period from the date of the original option grant), as well as repurchase rights and first refusal rights in favor of HHI. At September 30, 2013 options to purchase 13.75 shares issued to consultants had vested and were exercisable.

The Company used the Black-Scholes option-pricing model to determine the estimated fair value of each option using a weighted average volatility of 72%, a weighted average risk-free interest rate of 0.68%, and expected terms of 3-5 years. The Company recorded $10,108 as option expense related to the HHI options for the period ended September 30, 2013 which expense is included in the consolidated share-based compensation expenses summarized above.

In August 2013, in connection with the Merger (see Note 3), previously granted options on 100 shares (including the 50 shares held by the Company’s Executive Chairman) were amended to narrow certain performance vesting conditions and to provide that the options on such 100 shares terminate upon the closing of the merger or a specified alternative acquisition. No expense was recorded for these options, as they were not considered probable of vesting at September 30, 2013.

12. COMMITMENTS AND CONTINGENCIES

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. The FDIC insures certain of the Company’s accounts up to $250,000. The Company’s exposure for amounts in excess of FDIC insured limits at September 30, 2013 was approximately $1.3 million. The Company has not experienced any losses in such accounts.

Facility Lease

Commencing May 18, 2012 the Company leased approximately 6,800 square feet (increased to 9,650 square feet in July 2013) of improved office, laboratory, assembly and warehouse space in Poway, California for a period terminating in August 2015. The gross monthly base rent is approximately $7,070 increasing approximately 3.5% per annum subject to other certain future adjustments.

The Company has no other operating leases and the remaining future annual minimum lease payment obligation under the foregoing facility lease is $78,415 and $80,505 for the years ending September 30, 2014 and 2015, respectively.

Parametric Sound Corporation

Notes to Consolidated Financial Statements

Employment Agreement

In April 2012 the Company entered into a five-year employment agreement with Kenneth F. Potashner as Executive Chairman. Under the terms of the employment agreement, the Company may be obligated to pay to Mr. Potashner severance equal to one year of his annual base salary plus targeted bonus if his employment is terminated without cause.

Bonus Plan

On February 21, 2013, the Company adopted a cash bonus plan for the period January 1, 2013 to December 31, 2013, pursuant to which each of the Company’s executive officers and certain other officers and consultants designated by the Board of Directors are eligible to receive a target bonus equal to a percentage of the executive officer’s or other individual’s annualized base compensation if applicable performance objectives were met. The performance objectives are based 25% upon the Company achieving certain revenue performance targets, 25% upon the Company achieving certain licensing targets, 25% based upon the Company achieving certain technology development targets and 25% upon the Company or its licensees or partners achieving certain new product launch targets. The performance objectives include both objective determinations and subjective determinations to be made by the Board of Directors. The maximum bonus percentage for each participant is 50% of his annual base compensation, except for the Company’s Executive Chairman whose maximum bonus percentage is 60% of his annual base compensation. The Company accrued no bonus expense at September 30, 2013.

In August 2013, in connection with the Merger (see Note 3), and as authorized under the cash bonus plan, the Board of Directors approved, for its three executive officers, the closing of the Merger as a stand-alone performance objective eligible for the maximum bonus payout for 2013 aggregating $453,000. The Company is also obligated to a consultant for a payment of $250,000 only upon closing which includes a bonus for business development activities in 2013. No amount was accrued pursuant to these arrangements at September 30, 2013 pending consummation of the Merger.

Pending Merger

As more fully described in Note 3 “Pending Merger with Turtle Beach”, upon termination of the Merger Agreement in specified circumstances, the Company may be required to pay to Turtle Beach a termination fee of $1,000,000 and/or enter into a license agreement with Turtle Beach with respect to certain Company intellectual property.

Shareholder Litigation

On August 8, 2013, James Harrison, Jr., a purported shareholder of the Company, filed a class action lawsuit in the Superior Court California, County of San Diego, under the caption Harrison v. Parametric Sound Corp., naming the Company, the Company’s directors, Paris Acquisition Corp. (a wholly-owned subsidiary of the Company) and Turtle Beach as defendants.  Several other substantially similar shareholder class action complaints were filed in the same court in August 2013.  In August and September 2013, several substantially similar shareholder class action complaints were filed in the Eighth Judicial District Court, Clark County, Nevada.  All complaints related to the same events and transactions regarding the Merger, allege breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty in connection therewith, sought class action status, and demanded an order enjoining the proposed Merger and unspecified reforms, actions and disclosures.  On September 10, 2013, the California Superior Court consolidated all related cases before it under the caption In re Parametric Sound Corp. Shareholder Litigation, Case No. 37-2013-00061953-CU-BT-CTL.  On September 23, 2013, the Nevada District Court consolidated all related cases before it under the caption In re Parametric Sound Corp. Shareholders’ Litigation, Lead Case No. A-13-686890-B, Dep’t XI. Following the Company’s filing of a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) on November 4, 2013, amended consolidated complaints were filed on November 14, 2013 in the consolidated action pending in Nevada and on November 19, 2013 in the consolidated action pending in California.  These amended complaints reiterate the same claims and seeks the same relief as asserted and sought in the original complaints.  On November 20, 2013, Shana Vasek, a purported shareholder of the Company, filed a class action lawsuit in the United States District Court for the District of Nevada, under the caption Vasek v. Parametric Sound Corp., Case No. 2:13-cv-02148-JAD-GWF, naming the same defendants, asserting substantially the same allegations and seeking substantially the same relief as asserted and sought in the above-referenced consolidated action pending in Nevada state court.  In addition to asserting substantially the same claims for breach of fiduciary duty and aiding and abetting as asserted in the above-referenced consolidated action pending in Nevada state court, the plaintiff in the federal court action asserts a claim for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9.

Parametric Sound Corporation

Notes to Consolidated Financial Statements

The Company is unable to predict the outcome of the lawsuits and the possible loss or range of loss, if any, associated with their resolution or any potential effect the lawsuits may have on the Company’s operations or the pending merger.  Depending on the outcome or resolution of these lawsuits, they could have a material adverse effect on the Company’s operations, including its financial condition, results of operations, or cash flows. Except for legal fees incurred through September 30, 2013 totaling approximately $108,000, no amounts have been recorded or accrued related to these lawsuits as of September 30, 2013.

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

13. RELATED PARTY TRANSACTIONS

On December 29, 2011, the Company entered into an Assignment Agreement (“Assignment”) with Syzygy Licensing, LLC (“Syzygy”), pursuant to which the Company acquired all technology and intellectual property covered by the License and Royalty Agreement (“License”) dated September 27, 2010 previously entered into between the parties. The Assignment terminated the License and all future royalty obligations owed by the Company to Syzygy thereunder. Pending patent applications comprising part of the intellectual property were also assigned to the Company. Syzygy is owned by the Company’s President, Elwood G. Norris (65%), and by the Company’s Chief Financial Officer, Treasurer and Secretary, James A. Barnes (35%).

Under the terms of the Assignment, the Company issued 300,000 shares of its common stock to Syzygy (valued at $975,000 based on the closing price of the common stock of $3.25) and in June 2012 paid $250,000 to Syzygy. The Company valued the technology in accordance with ASC 350-30-30, Intangible - Goodwill and Other - General Intangibles Other than Goodwill - Initial Measurement, and ASC 805-50-30, Business Combinations – Related Issues – Initial Measurement, which requires that intangible assets acquired through a transaction that is not a business combination be measured based on the cash consideration paid plus either the fair value of the non-cash consideration given or the fair value of the assets acquired, whichever is more clearly evident. As the Company had only recently begun selling products based on the acquired technology and intellectual property in the fourth quarter of fiscal 2011, management determined that the fair value of the common stock issued was more clearly evident, and accordingly, recorded the acquired intangible assets at the aggregate amount of $1,225,000. The Company incurred $3,194 of royalties for the three months ended December 31, 2011 prior to termination of the License and owed Syzygy an aggregate of $7,028 in royalties, which was paid in April 2012. The Company incurred $3,834 as royalties pursuant to License during the year ended September 30, 2011.

Prior to termination of the License, the Company was obligated to reimburse Syzygy’s costs in filing for, prosecuting and maintaining the licensed patents in the United States. The Company incurred and capitalized $2,852 and $28,237 related to such licensed patents during the fiscal year ended September 30, 2012 (prior to termination) and 2011, respectively.

In April 2013, the Company granted an exclusive, worldwide, royalty-bearing license to use certain HSS-related intellectual property to its wholly-owned subsidiary HHI. In July 2013, the Company entered into an amended and restated license agreement with HHI to narrow the scope of the license such that the intellectual property and technology licensed thereunder may be used by HHI solely for, and in connection with, the use, testing, manufacture, marketing, sale, offering for sale, commercialization, distribution and servicing of products in the medical device field and no longer for the “personal sound amplification product” field, as initially provided. The license term runs until the expiration of the last patent owned or licensed. HHI is required to pay royalties to the Company of (i) 15% of all cash and non-cash revenues from any source, including net sales, of the licensed products and (ii) 30% of all cash and non-cash consideration received by HHI from third party license agreements, joint ventures and co-development agreements. If the amount of royalties is less than $1,000,000 before the earlier to occur of (i) April 4, 2017 and (ii) HHI’s procurement of aggregate equity based financing of $20,000,000, then HHI must pay the Company $1,000,000 in royalties; and if the amount of royalties is less than $500,000 in any year following the fourth year of the term, then HHI must pay $500,000 in royalties for each such year.

Parametric Sound Corporation

Notes to Consolidated Financial Statements

On September 6, 2012, director Seth Putterman, was granted a stock option to purchase 25,000 shares of common stock for a period of five years from shares under the 2012 Plan Amendment, exercisable at $10.24 per share vesting over three years and subject to continued service, for future non-director technical consulting and advisory services. Any options vesting were not exercisable prior to stockholder approval of the 2012 Plan Amendment and if not so approved by August 17, 2013 the entire option grant was by its terms null and void. The 2012 Plan Amendment was approved by stockholders on February 21, 2013. The options, vesting over three years, were valued at $162,775 on the effective grant date of February 21, 2013 based on the market price of $9.95 per common share. During the years ended September 30, 2013 and 2012, Dr. Putterman was also paid cash consulting fees for non-director consulting services of $40,000 and $16,666, respectively.

See Notes 10, 11 and 12 for additional related party transactions and information.

14. MAJOR CUSTOMERS AND SUPPLIERS

Major Customers

For the fiscal year ended September 30, 2013, revenues from two customers accounted for 43% and 24% of total revenues. No other single customer represented more than 10% of total revenues. For the fiscal year ended September 30, 2012, revenues from three customers accounted for 30%, 16% and 16% of total revenues. No other single customer represented more than 10% of total revenues.

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

At September 30, 2013, the Company was committed for approximately $14,000 for future inventory deliveries that are generally subject to modification or rescheduling in the normal course of business.

Segment and Related Information

The Company operates as a single reportable segment on an enterprise-wide basis. The Company generates revenue by selling its technology-based products and expects future licensing revenues from such technology.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer location.

Years Ended September 30,	2013	2012
United States	$326,429	$91,124
Europe	137,110	37,048
Asia	63,435	83,337
Other	35,928	22,140
Total	$562,902	$233,649

Parametric Sound Corporation

Notes to Consolidated Financial Statements

15. SUBSEQUENT EVENTS

On October 30, 2013, the Board of Directors adopted the Parametric Sound Corporation 2013 Stock-Based Incentive Compensation Plan (“2013 Plan”), which will only become effective when and only when (i) the stockholders have approved the 2013 Plan, (ii) the stockholders have approved the Merger and related transactions and (iii) the Merger has been consummated. The total number of shares of common stock that are being authorized for grant under the proposed 2013 Plan is 2,250,000 shares.

Also on October 30, 2013 the Company adopted the Parametric Sound Corporation Annual Incentive Bonus Plan (“Incentive Bonus Plan”) that will become effective when, and only when, (i) the stockholders have approved the Incentive Bonus Plan, (ii) the stockholders have approved the Merger and related transactions and (iii) the Merger has been consummated. The proposed Incentive Bonus Plan will permit incentive compensation bonus awards to be structured to qualify as “performance-based” compensation under Section 162(m) of the Code.

In November 2013 the Company obtained $5.1 million of gross proceeds ($5.08 million of net proceeds, after estimated expenses) from the registered direct sale of 364,286 shares of common stock pursuant to the Company’s “shelf” registration statement.

See Note 10 and 12 for additional subsequent event information.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Separation and Distribution Agreement, dated September 27, 2010, by and between LRAD Corporation and Parametric Sound Corporation. Incorporated by reference to Exhibit 2.1 on Form 8-K dated October 1, 2010.
2.2	Agreement and Plan of Merger dated August 5, 2013, among Parametric, Merger Sub and Turtle Beach. Incorporated by reference to Exhibit 2.1 on Form 8-K dated August 5, 2013. (1)
3.1	Articles of Incorporation of Parametric Sound Corporation (Nevada) dated June 2, 2010. Incorporated by reference to Exhibit 3.1 on Form 10 dated June 24, 2010.
3.1.1	Certificate of Amendment to Articles of Incorporation of Parametric Sound Corporation (Nevada), dated March 21, 2012. Incorporated by reference to Exhibit 3.1 on Form 8-K dated March 26, 2012.
3.2	Amended and Restated Bylaws of Parametric Sound Corporation. Incorporated by reference to Exhibit 3.2.1 on Form 10-Q dated August 8, 2013.
4.1	Form of Common Stock Certificate of Parametric Sound Corporation. Incorporated by reference to Exhibit 4.1 on Form 10/A dated July 27, 2010.
4.2	Form of Stock Purchase Warrant, dated September 28, 2010. Incorporated by reference to Exhibit 4.2 on Form 8-K dated October 1, 2010.
4.3	Form of Stock Purchase Warrant, dated February 22, 2011. Incorporated by reference to Exhibit 4.1 on Form 8-K dated February 24, 2011.
4.4	Form of Underwriter Warrant, dated March 21, 2012. Incorporated by reference to Exhibit 4.1 on Form 8-K dated March 26, 2012.
10.1	Tax Sharing Agreement, dated September 27, 2010, by and between LRAD Corporation and Parametric Sound Corporation. Incorporated by reference to Exhibit 10.1 on Form 8-K dated October 1, 2010.
10.2	License and Royalty Agreement, dated September 27, 2010, by and between Syzygy Licensing LLC and Parametric Sound Corporation. Incorporated by reference to Exhibit 10.2 on Form 8-K dated October 1, 2010.
10.3	Lease Agreement, dated July 1, 2010, by and between Syzygy Licensing LLC and Davric Corporation, as assumed by Parametric Sound Corporation as of September 27, 2010. Incorporated by reference to Exhibit 10.3 on Form 8-K dated October 1, 2010.
10.3.1	Assignment and Assumption of Lease dated September 27, 2010 between Syzygy Licensing LLC and Parametric Sound Corporation. Incorporated by reference to Exhibit 10.3.1 on Form 8-K dated October 1, 2010.
10.4+	Parametric Sound Corporation 2010 Stock Option Plan. Incorporated by reference to Exhibit 10.5 on Form 8-K dated October 1, 2010.
10.5+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Stock Option Plan. Incorporated by reference to Exhibit 10.6 on Form 8-K dated October 1, 2010.
10.6	Form of Indemnification Agreement dated September 27, 2010. Incorporated by reference to Exhibit 10.7 on Form 8-K dated October 1, 2010.
10.7	Securities Purchase Agreement dated February 22, 2011. Incorporated by reference to Exhibit 10.1 on Form 8-K dated February 24, 2011.
10.8	Registration Rights Agreement dated February 22, 2011. Incorporated by reference to Exhibit 10.2 on Form 8-K dated February 24, 2011.

86

10.9	Lease Agreement between Parametric Sound Corporation and Pomerado Leasing No. 9, L.P. executed on May 11, 2011. Incorporated by reference to Exhibit 99.1 on Form 8-K dated May 17, 2011.
10.10+	Parametric Sound Corporation 2012 Stock Option Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K dated January 3, 2012.
10.10.1+	Amendment No. 1 to 2012 Stock Option Plan dated August 17, 2012. Incorporated by reference to Exhibit 10.11.1 on Form 10-K dated November 28, 2012.
10.10.2+	Amendment No. 2 to 2012 Stock Option Plan dated August 17, 2012. Incorporated by reference to Exhibit 10.1 on Form 10-Q dated May 2, 2013.
10.11+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2012 Stock Option Plan. Incorporated by reference to Exhibit 10.2 on Form 8-K dated January 3, 2012.
10.12	Assignment Agreement between Parametric Sound Corporation and Syzygy Licensing, LLC dated December 29, 2011. Incorporated by reference to Exhibit 10.3 on Form 8-K dated January 3, 2012.
10.13+	Employment Agreement, dated as of April 3, 2012, by and between Kenneth Potashner and Parametric Sound Corporation. Incorporated by reference to Exhibit 10.1 on Form 8-K dated April 6, 2012.
10.14	Industrial Lease Agreement between Parametric Sound Corporation and Parkway Commerce Center, LLC executed on May 21, 2012. Incorporated by reference to Exhibit 99.1 on Form 8-K dated May 25, 2012.
10.14.1	Second Amendment to Industrial Lease Agreement between Parametric Sound Corporation and Parkway Commerce Center, LLC dated May 30, 2013. Incorporated by reference to Exhibit 10.15.1 on Form 10-Q dated August 8, 2013.
10.15+	HyperSound Health, Inc. 2013 Equity Incentive Plan effective as of February 17, 2013. Incorporated by reference to Exhibit 99.2 on Form 8-K dated March 8, 2013.
10.16+	Incentive Stock Option Agreement between the HyperSound Health, Inc. and Kenneth F. Potashner dated March 5, 2013. Incorporated by reference to Exhibit 99.1 on Form 8-K dated March 8, 2013.
10.16.1+	Amended and Restated Non-Statutory Stock Option Agreement between HyperSound Health, Inc. and Kenneth F. Potashner dated August 5, 2013.*
10.16.2+	Release of Claims and Other Agreements by Kenneth F. Potashner Related to Amendment and Restatement of Incentive Stock Option Agreement Between Kenneth F. Potashner and HyperSound Health, Inc. dated August 5, 2013.*
10.17	Stockholder Agreement dated August 5, 2013 among Parametric and the Turtle Beach Stockholders. Incorporated by reference to Exhibit 99.1 on Form 8-K dated August 5, 2013.
10.18.1	Shareholder Agreement and Irrevocable Proxy, by and between VTB Holdings, Inc. and Kenneth Potashner, dated as of August 5, 2013. Incorporated by reference to Exhibit 3 to Form 13D filed by VTB Holdings, Inc. on August 14, 2013.
10.18.2	Shareholder Agreement and Irrevocable Proxy, by and between VTB Holdings, Inc. and James A. Barnes, dated as of August 5, 2013. Incorporated by reference to Exhibit 4 to Form 13D filed by VTB Holdings, Inc. on August 14, 2013.
10.18.3	Shareholder Agreement and Irrevocable Proxy, by and between VTB Holdings, Inc. and Elwood G. Norris, dated as of August 5, 2013. Incorporated by reference to Exhibit 5 to Form 13D filed by VTB Holdings, Inc. on August 14, 2013.
10.18.4	Shareholder Agreement and Irrevocable Proxy, by and between VTB Holdings, Inc. and EGN Holdings LLC, dated as of August 5, 2013. Incorporated by reference to Exhibit 6 to Form 13D filed by VTB Holdings, Inc. on August 14, 2013.
10.18.5	Shareholder Agreement and Irrevocable Proxy, by and between VTB Holdings, Inc. and Mt. Savage Productions LLC, dated as of August 5, 2013. Incorporated by reference to Exhibit 7 to Form 13D filed by VTB Holdings, Inc. on August 14, 2013.

87

10.18.6	Shareholder Agreement and Irrevocable Proxy, by and between VTB Holdings, Inc. and the Norris Family 1997 Trust, dated as of August 5, 2013. Incorporated by reference to Exhibit 8 to Form 13D filed by VTB Holdings, Inc. on August 14, 2013.
10.18.7	Shareholder Agreement and Irrevocable Proxy, by and between VTB Holdings, Inc. and the Palermo Trust, dated as of August 5, 2013. Incorporated by reference to Exhibit 9 to Form 13D filed by VTB Holdings, Inc. on August 14, 2013.
10.18.8	Shareholder Agreement and Irrevocable Proxy, by and between VTB Holdings, Inc. and Sunrise Capital, Inc., dated as of August 5, 2013. Incorporated by reference to Exhibit 10 to Form 13D filed by VTB Holdings, Inc. on August 14, 2013.
10.18.9	Shareholder Agreement and Irrevocable Proxy, by and between VTB Holdings, Inc. and the Sunrise Management, Inc. Profit Sharing Plan, dated as of August 5, 2013. Incorporated by reference to Exhibit 11 to Form 13D filed by VTB Holdings, Inc. on August 14, 2013.
10.18.10	Shareholder Agreement and Irrevocable Proxy, by and between VTB Holdings, Inc. and Syzygy Licensing LLC, dated as of August 5, 2013. Incorporated by reference to Exhibit 12 to Form 13D filed by VTB Holdings, Inc. on August 14, 2013.
10.19	Stockholder Agreement, by and among the Company and the VTBH Stockholders, dated as of August 5, 2013 (incorporated by reference to Exhibit 99.1 on Form 8-K filed on August 5, 2013).
10.20+	Employment Letter between the Company and Todd Savitt dated July 26, 2013.*
10.21+	Summary of Oral Consulting Agreement between the Company and Seth Putterman effective in May 2012.*
14.1	Code of Business Conduct and Ethics adopted on November 19, 2010. Incorporated by reference to Exhibit 14.1 on Form 8-K dated November 23, 2010.
21.1	Subsidiaries of the Parametric Sound Corporation. *
23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP. *
24.1	Power of attorney (included on signature page hereto).*
31.1	Certification of Kenneth F. Potashner pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
31.2	Certification of James A. Barnes pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
32.1	Certifications pursuant to 18 U.S.C. Section 1350. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.*
Extensible Business Reporting Language (XBRL) Exhibits*
101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema. **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. **
101.LAB	XBRL Taxonomy Extension Labels Linkbase. **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. **
101.DEF	XBRL Taxonomy Extension Definition Linkbase. **

(1)	Certain schedules referenced in this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will supplementally furnish a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.
*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

88

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Parametric Sound Corporation

By:	/s/ KENNETH F. POTASHNER
Executive Chairman

Date: November 26, 2013

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

Name	Position	Date

/s/ KENNETH F. POTASHNER	Director and Executive Chairman	November 26, 2013
Kenneth F. Potashner	(Principal Executive Officer)

/s/ JAMES A. BARNES	Chief Financial Officer,	November 26, 2013
James A. Barnes	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ ELWOOD G. NORRIS	Director, President and Chief Scientist	November 26, 2013
Elwood G. Norris

/s/ ROBERT M. KAPLAN	Director	November 26, 2013
Robert M. Kaplan

/s/ ANDREW WOLFE	Director	November 26, 2013
Andrew Wolfe

/s/ JAMES L. HONORE	Director	November 26, 2013
James L. Honore

89