Form 10-Q
period 2013-12-31
Parametric Sound Corp
filed 2014-02-10
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of Common Stock, $0.001 par value, outstanding on February 7, 2014 was 37,558,414.

PARAMETRIC SOUND CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	Risks related to our merger with VTB Holdings, Inc. (“Turtle Beach”) and related transactions, as described in more detail in this report;
•	Our history of losses;
•	The limited number of suppliers for some of our components;
•	Our market being characterized by rapidly advancing technology;
•	The impact of competitive products, technologies and pricing;
•	Manufacturing capacity constraints and difficulties;
•	Local, regional, national and international economic conditions and events and the impact they may have on us and our customers;
•	Continued volatility in the credit and equity markets and the resulting effect on the general economy;
•	Our success at managing the risks involved in the foregoing items;
•	The commercialization of our proprietary technologies;
•	The implementation of our business model within Turtle Beach and strategic plans for our business and technology;
•	The scope of protection we are able to establish and maintain for intellectual property rights covering our technology;
•	Our belief that existing resources and those of Turtle Beach will provide sufficient liquidity to meet our funding requirements over the next year;
•	Our belief that we have strong commercial, consumer and healthcare market opportunities worldwide;
•	Our expectation of increased product sales for the balance of calendar 2014;
•	Estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	The timing or likelihood of regulatory filings and approvals including with respect to HSS products as medical devices;
•	Our financial performance; and
•	Developments relating to our competitors and our industry.

Forward-looking statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, those listed under “Risks Related to Turtle Beach’s Business” in the Definitive Proxy Statement (the “Proxy Statement”) on Schedule 14A filed with the SEC on December 3, 2013 and in Part II, “Item 1A. Risk Factors” of this report.

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

As described in Note 12 – “Subsequent Events” in the notes to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q quarterly report, and as previously disclosed in the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 16, 2014, on January 15, 2014, the Company completed the merger (the “Merger”) of its wholly-owned subsidiary, Paris Acquisition Corp., with and into Turtle Beach resulting in a significant change in the nature and scope of the Company’s operations. The financial statements and related discussion and analysis of financial condition and results of operations by management presented in this report covers a three-month period that ended prior to the completion of the Merger. Operating results for the three months ended December 31, 2013 may not be indicative of results for any future interim period after the Merger.

Parametric Sound Corporation

Condensed Consolidated Balance Sheets

(reflecting periods prior to the Merger with Turtle Beach - see Note 12)

	December 31,
	2013	September 30,
	(unaudited)	2013

ASSETS
Current assets:
Cash and cash equivalents	$4,667,169	$1,597,879
Accounts receivable	117,518	177,453
Inventories, net	723,742	723,420
Prepaid expenses and other current assets	172,504	95,932
Total current assets	5,680,933	2,594,684
Property and equipment, net	211,609	219,369
Intangible assets, net	1,453,993	1,451,298
Total assets	$7,346,535	$4,265,351

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,110,793	$862,522
Accrued liabilities	97,110	183,716
Capital lease obligation - current portion	37,928	37,486
Total current liabilities	1,245,831	1,083,724

Capital lease obligation - long term	84,962	94,611
Total liabilities	1,330,793	1,178,335

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none issued and outstanding	–	–
Common stock, $0.001 par value, authorized 50,000,000 shares, 7,268,622 and 6,835,321 shares issued and outstanding, respectively	7,269	6,835
Additional paid-in capital	23,065,798	17,383,196
Accumulated deficit	(17,057,325)	(14,303,015)
Total stockholders' equity	6,015,742	3,087,016
Total liabilities and stockholders' equity	$7,346,535	$4,265,351

See accompanying notes to interim condensed consolidated financial statements

Parametric Sound Corporation

Condensed Consolidated Statements of Operations

(reflecting periods prior to the Merger with Turtle Beach - see Note 12)

(unaudited)

	Three Months Ended
	December 31,
	2013	2012

Revenues:
Product sales	$50,160	$94,368
Other revenue	17,703	14,306
Total revenues	67,863	108,674
Cost of revenues	36,018	54,056
Gross profit	31,845	54,618

Operating expenses:
Selling, general and administrative	1,248,505	916,597
Research and development	539,096	391,853
Business transaction	996,678	–
Total operating expenses	2,784,279	1,308,450

Loss from operations	(2,752,434)	(1,253,832)

Other (expense) income:
Interest income	1,231	3,075
Interest expense	(1,514)	–
Other	(1,593)	(1,363)
	(1,876)	1,712
Net loss	$(2,754,310)	$(1,252,120)

Net loss per basic and diluted common share	$(0.39)	$(0.20)
Weighted average common shares used to compute net loss per basic and diluted common share	7,037,195	6,409,231

See accompanying notes to interim condensed consolidated financial statements

Parametric Sound Corporation

Condensed Consolidated Statements of Cash Flows

(reflecting periods prior to the Merger with Turtle Beach - see Note 12)

(unaudited)

	Three Months Ended
	December 31,
	2013	2012

Cash Flows From Operating Activities:
Net loss	$(2,754,310)	$(1,252,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,618	58,020
Warranty provision	(96)	3,794
Non-cash inventory reserve	(5,046)	(13,604)
Share-based compensation	529,219	253,663
Changes in assets and liabilities:
Accounts receivable	59,935	24,038
Prepaid expenses and other current assets	(93,441)	22,836
Inventories	4,724	26,414
Accounts payable	248,271	8,670
Accrued liabilities	(84,220)	14,769
Warranty settlements	(2,290)	(2,616)
Net cash used in operating activities	(2,032,636)	(856,136)

Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(23,930)	(4,474)
Patent costs paid	(35,623)	(18,347)
Net cash used in investing activities	(59,553)	(22,821)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	5,100,004	–
Offering costs paid	(20,668)	–
Proceeds from exercise of stock options	91,350	1,874
Payments on capital lease obligation	(9,207)	–
Net cash provided by financing activities	5,161,479	1,874

Net increase (decrease) in cash and cash equivalents	3,069,290	(877,083)
Cash and cash equivalents, beginning of period	1,597,879	5,527,647
Cash and cash equivalents, end of period	$4,667,169	$4,650,564

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Interest paid	$1,514	$–

See accompanying notes to interim condensed consolidated financial statements

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

December 31, 2013 (prior to the Merger with Turtle Beach)

Note 1 - Description of Business and Basis of Accounting/Presentation

Organization

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

The Company was incorporated in Nevada on June 2, 2010 as a new, wholly owned subsidiary of LRAD Corporation in order to effect the 100% separation and spin-off of the HSS business (the “Spin-Off”). On September 27, 2010, the Spin-Off was completed and the Company became a stand-alone, independent, publicly traded company. In June 2012, the Company formed PSC Licensing Corp. (“PSC”), in October 2012 formed HyperSound Health, Inc. (“HHI”) and in July 2013 formed Paris Acquisition Corp., all as wholly owned subsidiaries. The Company’s corporate headquarters are located in Poway, California. Principal markets for the Company’s products are North America, Europe and Asia.

Merger with Turtle Beach

On January 15, 2014, the Company completed a merger (the “Merger”) of its wholly-owned subsidiary, Paris Acquisition Corp., a Delaware corporation (“Merger Sub”), with and into VTB Holdings, Inc., a Delaware corporation (“Turtle Beach”), in accordance with the terms and conditions of the Agreement and Plan of Merger dated August 5, 2013 among the Company, Turtle Beach and Merger Sub (the “Merger Agreement”). As a result of the Merger, Turtle Beach, the surviving entity in the Merger, became a wholly-owned subsidiary of the Company.  As the Merger was not completed until after December 31, 2013, the accompanying unaudited consolidated financial statements have not been prepared to include the balance sheet or results of operations of Turtle Beach, and thus reflect only the Company and its subsidiaries prior to the Merger.  See Note 12 – “Subsequent Events” for more information on the Merger.

Basis of Accounting

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying financial statements contain all adjustments necessary in order make the financial statements not misleading. The condensed consolidated balance sheet as of September 30, 2013 was derived from the Company’s most recent audited financial statements, but does not include all disclosures required by GAAP for complete annual financial statements. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended September 30, 2013, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013. Operating results for the three months ended December 31, 2013 are not indicative of results to be expected for the Company, now a part of the merged entity, for any other future interim period after the Merger. The financial statements should also be read in conjunction with the financial statements and information included in the Company’s Definitive Proxy Statement (the “Proxy Statement”) on Schedule 14A for the special meeting of stockholders held on December 27, 2013 (the “Special Meeting”), a copy of which was filed with the SEC on December 3, 2013.

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

(unaudited)

December 31, 2013 (prior to the Merger with Turtle Beach)

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

Financial Instruments

At December 31, 2013, there was no difference between the carrying values of the Company’s cash equivalents and fair market value. For certain financial instruments, including accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their relatively short maturities.

The Company does not have any financial assets and liabilities that are measured at fair value on a recurring basis.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of the Company. Potential common shares relating to outstanding stock options and warrants to acquire a total of 1,394,728 and 1,692,464 shares of common stock were outstanding at December 31, 2013 and 2012, respectively. These securities are not included in the computation of diluted net loss per common share for all periods presented as their inclusion would be antidilutive due to losses incurred by the Company in such periods.

Business Transaction

For the three months ended December 31, 2013, the Company incurred $996,678 of business transaction costs related to preparing for the merger with Turtle Beach and related litigation consisting of legal, investment bank, accounting and related costs and expenses. These costs are net of $453,153 of litigation related legal fees and costs payable by the Company’s D&O insurance carrier (see Note 9).

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued.  Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, management has not identified any new standards that had, or are expected to have, a significant impact on the Company’s financial statements.

Subsequent Events

Management has evaluated events subsequent to December 31, 2013 through the date that the accompanying interim condensed consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

December 31, 2013 (prior to the Merger with Turtle Beach)

2. Inventories, net

Inventory is recorded at the lower of cost and net realizable value. The cost of substantially all of the Company’s inventory is determined by the weighted average cost method. Inventories consisted of the following:

	December 31,	September 30,
	2013	2013
Finished goods	$277,209	$260,646
Work in process	75,664	43,494
Raw materials	426,506	479,963
	779,379	784,103
Reserve for obsolescence	(55,637)	(60,683)
	$723,742	$723,420

The Company relies on one supplier for film for its HSS products. The Company’s ability to manufacture its HSS products could be adversely affected if it were to lose its sole source supplier and was unable to find an alternative supplier.

The reserve for obsolescence was reduced by a $5,046 non-cash inventory reserve reduction in the three months ended December 31, 2013 through the use of previously reserved legacy HSS inventory in the production of HSS products and prototypes. The Company expects to continue to realize non-cash inventory reserve reductions through the use of such previously reserved parts.

3. Property and Equipment, net

Property and equipment consisted of the following:

	December 31,	September 30,
	2013	2013
Equipment	$198,117	$195,438
Research equipment under capital lease	139,967	139,967
Tooling	125,433	125,433
Furniture and office equipment	88,002	75,950
Leasehold improvements	27,133	17,934
	578,652	554,722
Accumulated depreciation	(367,043)	(335,353)
	$211,609	$219,369

Depreciation expense was $31,690 and $25,884 for the three months ended December 31, 2013 and 2012, respectively.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

December 31, 2013 (prior to the Merger with Turtle Beach)

4. Intangible Assets, net

Intangible assets consist of the following:

	December 31,	September 30,
	2013	2013
Purchased technology	$1,225,000	$1,225,000
Patents	486,766	452,040
Defensive patents	190,213	190,213
Licenses and trademarks	19,445	18,548
	1,921,424	1,885,801
Accumulated amortization	(467,431)	(434,503)
	$1,453,993	$1,451,298

Aggregate amortization expense for the Company’s intangible assets was $32,928 and $32,136 during the three months ended December 31, 2013 and 2012, respectively.

As of December 31, 2013 estimated intangible assets amortization expense for each of the next five fiscal years and thereafter are as follows:

Estimated
Amortization
Fiscal Years Ending September 30,	Expense
2014 (9 months remaining)	$98,024
2015	124,390
2016	116,719
2017	108,915
2018	107,703
Thereafter	898,242

5. Accrued Liabilities

Accrued liabilities consists of the following:

	December 31,	September 30,
	2013	2013
Payroll and related	$68,320	$68,292
Warranty reserve	7,754	10,140
Customer deposits	2,202	682
Accrued patent and research costs	–	83,088
Deferred rent	14,876	17,661
Other	3,958	3,853
	$97,110	$183,716

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

December 31, 2013 (prior to the Merger with Turtle Beach)

Details of the estimated warranty liability are as follows:

	Three Months Ended
	December 31,
	2013	2012
Beginning balance	$10,140	$4,242
Warranty provision	(96)	3,794
Warranty settlements	(2,290)	(2,616)
Ending balance	$7,754	$5,420

6. Capital Lease Obligation

The capital lease obligation is for research equipment (see Note 3). Amortization of the asset under the capital lease is included in depreciation and amortization expense and the accumulated amortization was $43,333 at December 31, 2013.

Future minimum lease payments for each year of the capital lease are as follows:

2014 (9 months remaining)	$32,166
2015	42,888
2016	42,888
2017	14,296
Total payments	132,238
Less amount representing interest	(9,348)
Present value of minimum payments	122,890
Less current portion	(37,928)
$84,962

7. Share-Based Compensation

The Company’s 2012 Stock Option Plan, as amended (the “2012 Plan”) authorized the grant of options to purchase up to an aggregate of 1,700,000 shares of the Company’s common stock to directors, officers, employees and consultants. At December 31, 2013, a total of 190,500 shares were available for grant under the 2012 Plan. At December 31, 2013, the Company also had outstanding options to purchase up to 25,500 shares of the Company’s common stock that were granted outside of the 2012 Plan as an inducement grant in accordance with NASDAQ rules.

On October 30, 2013, the Board of Directors adopted, and on December 27, 2013 the stockholders approved, the 2013 Stock-Based Incentive Compensation Plan (the “2013 Plan”), but the 2013 Plan did not become effective until consummation of the Merger on January 15, 2014. The total number of shares of common stock authorized for grant under the 2013 Plan is 2,250,000 shares plus the shares authorized to be granted but not issued under the 2012 Plan, as amended (115,500 shares as of January 15, 2014) plus any shares that may become available through forfeitures or otherwise terminate.

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

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

December 31, 2013 (prior to the Merger with Turtle Beach)

	Three Months Ended
	December 31,
	2013	2012
Volatility	88%	n/a
Risk-free interest rate	0.73%	n/a
Forfeiture rate	10.00%	n/a
Dividend yield	0.00%	n/a
Expected life in years	3.31	n/a
Weighted average fair value of options granted	$6.84	n/a

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

The Company recorded share-based compensation in its interim condensed consolidated statements of operations for the relevant periods as follows:

	Three Months Ended
	December 31,
	2013	2012
Selling, general and administrative	$410,248	$191,228
Research and development	118,971	62,435
	$529,219	$253,663

As of December 31, 2013 total estimated compensation cost relating to stock options granted but not yet vested was approximately $1.26 million. This cost can vary with respect to non-employee options based on changes in stock price and other valuation inputs. The remaining estimated cost is expected to be recognized over the weighted average period of 1.25 years.

The following table summarizes stock option activity for the period:

	Number	Weighted Average Exercise	Aggregate Intrinsic
	of Shares	Price	Value (2)
Outstanding October 1, 2013	1,348,354	$5.51
Granted	5,000	$11.76
Canceled/expired	–	–
Exercised	(29,500)	$3.10
Outstanding December 31, 2013 (1)	1,323,854	$5.58	$11,217,232
Exercisable December 31, 2013	933,644	$4.34	$8,957,129

(1)	Options outstanding are exercisable at prices ranging from $1.50 to $16.92 per share and expire in 2015 to 2018.
(2)	Aggregate intrinsic value is based on the closing price of the Company’s common stock on December 31, 2013 of $13.85.

Subsequent to December 31, 2013, a total of $211,333 was received from the exercise of options and the issuance of 50,967 shares of common stock. For additional information with respect to the 2013 Plan, see Note 12 – “Subsequent Events”.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

December 31, 2013 (prior to the Merger with Turtle Beach)

Options of Subsidiary

In February 2013, HHI adopted an equity incentive plan under which it could grant options to purchase up to 250 shares of its common stock to HHI employees, directors and consultants (“HHI Stock Plan”). In February and March 2013, HHI granted to consultants and employees options, with a five year term, to purchase 140 shares of HHI common stock at an exercise price of $1,000 per share including an option to purchase 50 shares of HHI common stock granted to the Company’s then Executive Chairman. These option grants were subject to a combination of performance and time-based vesting, and also contained certain anti-dilution adjustment rights, as well as repurchase rights and first refusal rights in favor of HHI. In August 2013, in connection with the proposed Merger, options on 100 shares (including the 50 shares held by the Company’s former Executive Chairman) were amended to narrow certain performance vesting conditions and provided that the options on such 100 shares would terminate upon the closing of the Merger which was consummated on January 15, 2014. At December 31, 2013 options to purchase 17.50 shares issued to consultants had vested and were exercisable.

The Company used the Black-Scholes option-pricing model to determine the estimated fair value of each option while outstanding using a weighted average volatility of 72%, a weighted average risk-free interest rate of 0.68%, and expected terms of 5 years. The Company recorded $3,018 as option expense related to the HHI options for the three months ended December 31, 2013 that is included in the consolidated share-based compensation expenses summarized above.

For additional information with respect to HHI, see Note 12 – “Subsequent Events”.

8. Stockholders’ Equity

Summary

The following table summarizes stockholders’ equity activity for the three months ended December 31, 2013:

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2013	6,835,321	$6,835	$17,383,196	$(14,303,015)	$3,087,016
Sales of common shares at $14.00 per share, net of issuance costs of $20,668	364,286	364	5,078,972	–	5,079,336
Common shares issued upon exercise of stock options for cash	29,500	30	91,320	–	91,350
Common shares issued upon cashless exercise of warrants	39,515	40	(40)	–	–
Share-based compensation expense	–	–	512,350	–	512,350
Net loss for the period	–	–	–	(2,754,310)	(2,754,310)
Balance at December 31, 2013	7,268,622	$7,269	$23,065,798	$(17,057,325)	$6,015,742

In November 2013 the Company obtained net proceeds of $5,079,336 from the registered direct sale of 364,286 shares of common stock pursuant to the Company’s “shelf” registration statement.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

December 31, 2013 (prior to the Merger with Turtle Beach)

Stock Purchase Warrants

The following table summarizes information on warrant activity during the three months ended December 31, 2013:

	Number	Average Purchase Price Per Share
Shares purchasable under outstanding warrants at October 1, 2013	137,345	$5.45
Stock purchase warrants issued	–	–
Stock purchase warrants exercised	(66,471)	$5.63
Shares purchasable under outstanding warrants at December 31, 2013	70,874	$5.28

During the three months ended December 31, 2013, a total of 66,471 warrants were converted pursuant to cashless net exercise features, resulting in the issuance of 39,515 shares of common stock.

At December 31, 2013 the Company had the following share warrants outstanding exercisable for 70,874 shares of common stock at an average exercise price of $5.28 per share:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Stock Purchase Warrants (1)	20,000	$3.75	February 22, 2016
Stock Purchase Warrants	46,674	$5.625	March 21, 2017
Stock Purchase Warrants	4,200	$8.720	June 30, 2018

(1)	warrants held by an entity affiliated with the Company’s former Chief Financial Officer, Treasurer and Secretary, James A. Barnes.

Subsequent to December 31, 2013, a total of 18,774 warrants exercisable at $5.625 per common share were converted pursuant to a cashless net exercise feature resulting in the issuance of 11,725 shares of common stock.

9. Commitments and Contingencies

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Certain of the Company’s accounts are insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at December 31, 2013 was approximately $4.4 million. The Company has not experienced any losses in such accounts.

Facility Leases

The Company is committed on a facility lease in Poway, California and the remaining future annual minimum lease payment obligation under the lease is $57,205 for the nine months ended September 30, 2014 and $80,505 for the year ending September 30, 2015.

Employment Agreement

In April 2012 the Company entered into a five-year employment agreement with its then Executive Chairman, Kenneth F. Potashner. Under the terms of the employment agreement, the Company is obligated to pay salary continuation severance equal to one year of his annual base salary plus targeted bonus if his employment is terminated without cause.

For additional information with respect to Mr. Potashner’s employment agreement, see Note 12 – “Subsequent Events”.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

December 31, 2013 (prior to the Merger with Turtle Beach)

Bonus Plan

On February 21, 2013, the Company adopted a cash bonus plan for the period January 1, 2013 to December 31, 2013, pursuant to which each of the Company’s executive officers and certain other officers and consultants designated by the Board of Directors were eligible to receive a target bonus equal to a percentage of the executive officer’s or other individual’s annualized base compensation if applicable performance objectives were met. No such performance objectives were met under the plan at December 31, 2013.

In August 2013, in connection with the Merger, and as authorized under the cash bonus plan, the Board of Directors approved, for its three executive officers, the closing of the Merger as a stand-alone performance objective eligible for the maximum bonus payout for 2013 aggregating $453,000. The Company was also obligated to a consultant for a payment of $250,000 upon closing which included a bonus for business development activities in 2013. No amounts were recorded as an expense or obligation for the period ended December 31, 2013 as the Merger was not completed until January 15, 2014.

The bonuses are merger transaction costs that will be expensed in the period incurred (first calendar quarter of 2014).

Consulting Bonus

During the quarter ended December 31, 2013 the Company made an application for FDA clearance of its HSS product as a medical device for those with hearing loss. Should this application be cleared the Company is obligated for a $250,000 bonus pursuant to a consulting agreement with an outside medical team engaged to assist and advise on medical applications of HSS technology.

Merger Fees

For additional information with respect fees committed related to the Merger, see Note 12 – “Subsequent Events”.

Shareholder Litigation

On August 8, 2013, James Harrison, Jr., a purported stockholder of the Company, filed a class action lawsuit in the Superior Court California, County of San Diego, under the caption Harrison v. Parametric Sound Corp., naming the Company, the Company’s directors, Paris Acquisition Corp. (a wholly-owned subsidiary of the Company) and Turtle Beach as defendants.  Several other substantially similar stockholder class action complaints were filed in the same court in August 2013.  In August and September 2013, several substantially similar stockholder class action complaints were filed in the Eighth Judicial District Court, Clark County, Nevada. All complaints related to the same events and transactions regarding the Merger, allege breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty in connection therewith, sought class action status, and demanded an order enjoining the Merger and unspecified reforms, actions and disclosures. On September 10, 2013, the California Superior Court consolidated all related cases before it under the caption In re Parametric Sound Corp. Shareholder Litigation, Case No. 37-2013-00061953-CU-BT-CTL (the “California Action”).  On September 23, 2013, the Nevada District Court consolidated all related cases before it under the caption In re Parametric Sound Corp. Shareholders’ Litigation, Lead Case No. A-13-686890-B, Dep’t XI (the “Nevada State Court Action”).

Following the Company’s filing of a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) on November 4, 2013, amended consolidated complaints were filed on November 14, 2013 in the Nevada State Court Action and on November 19, 2013 in the California Action. These amended complaints reiterated the same claims and sought the same relief as asserted and sought in the original complaints. On November 20, 2013, Shana Vasek, a purported shareholder of the Company, filed a class action lawsuit in the United States District Court for the District of Nevada, under the caption Vasek v. Parametric Sound Corp., Case No. 2:13-cv-02148-JAD-GWF, naming the same defendants, asserting substantially the same allegations and seeking substantially the same relief as asserted and sought in the above-referenced consolidated action pending in Nevada state court. In addition to asserting substantially the same claims for breach of fiduciary duty and aiding and abetting as asserted in the above-referenced consolidated action pending in Nevada state court, the plaintiff in the federal court action asserts a claim for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9. The plaintiff in Vasek has not yet served any of the defendants with process.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

December 31, 2013 (prior to the Merger with Turtle Beach)

On December 3, 2013, the Company filed its definitive proxy statement with the SEC. On December 5, 2013, the Parametric defendants filed a demurrer to the amended complaint in the California Action and moved to stay the California Action in favor of the Nevada State Court Action. The hearing on those motions is scheduled for September 19, 2014. On December 10, 2013, the Parametric defendants moved to dismiss the amended complaint in the Nevada State Court Action. The hearing on that motion was originally scheduled for January 9, 2014, but was rescheduled to permit the plaintiffs to file a second amended complaint.

Between November 20, 2013 and December 17, 2013, the parties in both the California Action and the Nevada State Court Action engaged in limited expedited discovery in advance of expected motions for preliminary injunctions of the special meeting of stockholders that was ultimately scheduled for December 27, 2013. On December 11, 2013, plaintiffs in the Nevada State Court action filed a motion for a preliminary injunction. On December 13, 2013, the judge in the Nevada State Court Action agreed to allow the plaintiffs in the California Action to participate in the briefing and hearing on the motion for a preliminary injunction in the Nevada State Court Action. On December 18, 2013, plaintiffs in both actions filed supplemental papers in support of the motion for a preliminary injunction. On December 23, 2013, defendants filed papers in opposition to the motion for a preliminary injunction.  The hearing on the preliminary injunction motion was held on December 26, 2013. In a bench judgment at the conclusion of the hearing, the Court denied plaintiffs’ motion for a preliminary injunction, allowing the special meeting of stockholders to proceed as scheduled on December 27, 2013 and on that date the Company’s stockholders approved the proposal to issue shares of common stock in connection with the Merger and approved the corresponding change of control and related matters.

On January 27, 2014, the plaintiffs in the Nevada State Action filed a second amended complaint, which asserts virtually identical claims against the same defendants based on essentially the same factual allegations as the amended complaint.  The second amended complaint seeks to rescind the transaction or alternatively seeks unspecified monetary damages.  Defendants intend to move to dismiss the second amended complaint, but their time for responding has not yet expired.

The Company is unable to predict the outcome of the lawsuits and the possible loss or range of loss, if any, associated with their resolution or any potential effect the lawsuits may have on the Company’s operations.  Depending on the outcome or resolution of these lawsuits, they could have a material adverse effect on the Company’s operations, including its financial condition, results of operations, or cash flows. No amounts have been recorded or accrued related to these lawsuits as of December 31, 2013 except for legal fees and costs included in business transaction expenses. Such legal fees and costs totaled $845,244 for the three months ended December 31, 2013 net of $453,153 recoverable from the Company’s D&O insurance carrier. The Company’s legal accounts payable at December 31, 2013 was also offset by the $453,153 payable directly to legal firms by the D&O insurance carrier.

Guarantees and Indemnifications

The Company’s officers and directors are entitled to indemnification as to personal liability as provided by the Nevada Revised Statutes, the Company’s articles of incorporation and bylaws and by indemnification agreements with the Company. The Company may also undertake indemnification obligations in the ordinary course of business related to its products and the issuance of securities with customers, investors, vendors and business parties. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to any such indemnification obligations now or in the future. Because of the uncertainty surrounding these circumstances, the Company’s current or future indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business. The Company has no liabilities recorded for such indemnities.

10. Related Party Transactions

In April 2013, as amended on July 23, 2013 the Company granted an exclusive, worldwide, royalty-bearing license to use certain HHS-related intellectual property to its wholly-owned subsidiary HHI.

See Notes 7, 8, 9 and 12 for additional related party transactions and information.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

December 31, 2013 (prior to the Merger with Turtle Beach)

11. Major Customers and Suppliers

Major Customers

For the three months ended December 31, 2013, revenues from two customers accounted for 22% and 12% of total revenues. No other single customer represented more than 10% of total revenues. For the three months ended December 31, 2012, revenues from two customers accounted for 50% and 15% of total revenues. No other single customer represented more than 10% of total revenues. At December 31, 2013, accounts receivable from one customer accounted for 86% of total accounts receivable.

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

At December 31, 2013, the Company was committed for approximately $260,000 for future inventory deliveries that are generally subject to modification or rescheduling in the normal course of business. At December 31, 2013 the Company had $112,000 of deposits with suppliers related to inventory purchases.

12. Subsequent Events

Merger with Turtle Beach

On January 15, 2014, the Company completed the merger (the “Merger”) of its wholly-owned subsidiary, Paris Acquisition Corp., a Delaware corporation (“Merger Sub”), with and into VTB Holdings, Inc., a Delaware corporation (“Turtle Beach”), in accordance with the terms and conditions of the Agreement and Plan of Merger dated August 5, 2013 among the Company, Turtle Beach and Merger Sub (the “Merger Agreement”). As a result of the Merger, Turtle Beach, the surviving entity in the Merger, became a wholly-owned subsidiary of the Company.

In connection with the Merger, the Company issued to the former holders of Turtle Beach common stock and Series A Preferred Stock an aggregate of 30,227,100 shares of Company common stock, par value $0.001 per share. The number of shares of common stock issued was computed in accordance with the formula specified in the Merger Agreement using a Per Share Number (as defined in the Merger Agreement) of 0.35997. In addition, in accordance with the terms of the Merger Agreement, all then outstanding options to purchase shares of Turtle Beach common stock were converted into options to purchase 3,960,783 shares of Company common stock and were assumed by the Company (the “Converted Options”). These newly issued shares of common stock, together with the Converted Options, represented approximately 80% of the total issued and outstanding shares of Company common stock, on a fully-diluted basis at the Merger date (January 15, 2014).

The Company experienced a change in control because the former Turtle Beach securityholders owned approximately 80% of the outstanding common stock of the Company immediately after the completion of the Merger. In addition, the pre-Merger executive officers of the Company resigned effective at the completion of the Merger and were replaced by the executive officers of Turtle Beach, and individuals identified by Turtle Beach were appointed to fill five of the seven vacancies on the Company’s board of directors immediately following completion of the Merger. Therefore, Turtle Beach is deemed to be the acquiring company for accounting purposes and the Merger is treated as a “reverse acquisition” under the acquisition method of accounting in accordance with GAAP. Accordingly the total purchase consideration of approximately $101 million will be allocated to the Company’s pre-merger tangible and identifiable intangible assets and liabilities based on their respective fair values at the date of completion of the merger with any excess purchase consideration being recorded as goodwill. Turtle Beach’s historical results of operations will replace the Company’s previous historical results of operations for all periods prior to the merger. After completion of the merger, the results of operations of both combined companies will be included in the Company’s consolidated financial statements.

Parametric Sound Corporation

Notes to Interim Condensed Consolidated Financial Statements

(unaudited)

December 31, 2013 (prior to the Merger with Turtle Beach)

Effective January 15, 2014, the Company changed its fiscal year end from September 30 to December 31 to correspond with the fiscal year end of Turtle Beach and its subsidiaries.

Upon completion of the Merger the Company became obligated to pay a contingent investment banking fee of $1,700,000 less $25,000 previously paid and included in business transaction expenses. The investment banking fee is a merger transaction cost that will be expensed in the period incurred (first calendar quarter of 2014).

Incentive and Option Plans

On October 30, 2013 the Company adopted, and on December 27, 2013 the stockholders approved, the Parametric Sound Corporation Annual Incentive Bonus Plan (“Incentive Bonus Plan”) but the Incentive Bonus Plan did not become effective until consummation of the Merger on January 15, 2014. The Incentive Bonus Plan will permit incentive compensation bonus awards to be structured to qualify as “performance-based” compensation under Section 162(m) of the Internal Revenue Code.

Also on January 15, 2014, the Company assumed the Turtle Beach 2011 Equity Incentive Plan (the “VTB Plan”) and the options previously granted thereunder. The options previously granted pursuant to the VTB Plan will continue to be subject to the terms of the VTB Plan and the applicable award agreements, provided that outstanding options granted under the VTB Plan are at January 15, 2014 exercisable for 3,960,783 shares of Parametric common stock. Following the consummation of the merger, there will be no further awards granted under the VTB Plan.

Credit Agreement

On January 15, 2014, in connection with the consummation of the Merger, the Company and its subsidiaries entered into a Joinder Agreement, dated as of January 15, 2014, between the Company and PNC Bank, National Association (“PNC”), as administrative agent, and a Guaranty Agreement, dated as of January 15, 2014, among the Company’s subsidiaries and PNC (collectively the “Joinder and Guarantee”) and became an obligor and guarantor under the Credit Agreement, dated as of August 22, 2012, as amended (the “Credit Agreement”), among Turtle Beach, PNC, as administrative agent for the lenders, and the lenders party thereto. The Credit Agreement provides for term loans and a revolving line of credit (together, the “Credit Facility”). The amounts guaranteed under the Credit Agreement at January 15, 2014 were $7.5 million under the term loan and approximately $39.7 million under the revolving line of credit.

HHI Dissolution

Following the Merger, on January 15, 2014, HHI was dissolved and the HHI Stock Plan terminated. In addition, the license the Company granted to HHI was terminated in connection with the dissolution of HHI on January 15, 2014, and no royalties were earned or paid during the license term.

Employment Agreement

Effective with the Merger on January 15, 2014, Mr. Potashner’s Executive Chairman’s position was terminated triggering a $350,000 salary continuation obligation, payable in twelve equal installments. Mr. Postashner continues to serve as a director of the Company post-merger. Mr. Potashner’s employment agreement’s change of control provision was also triggered by the Merger and accelerated the vesting of performance based options on 175,000 shares of common stock exercisable at $4.50 per share and acceleration of vesting of time based options on 22,500 shares of common stock exercisable at $9.95 per share.

The severance cost and the cost of option acceleration are merger transaction costs that will be expensed in the period incurred (first calendar quarter of 2014).

See Notes 7, 8 and 9 for additional subsequent event information.

Item  2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On January 15, 2014, as described elsewhere in this report, the Company merged with a much larger company Turtle Beach, resulting in a significant change in the nature and scope of its operations. The financial statements and related discussion and analysis of financial condition and results of operations by management presented in this report covers a three-month period that ended prior to completion of the merger. Operating results for the three months ended December 31, 2013 are not indicative of results to be expected for the combined companies for any future interim period after the Merger.

You should read the following discussion and analysis in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. See “Cautionary Note Regarding Forward-Looking Statements and Other Information” above. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on November 26, 2013, as well as the consolidated financial statements and related notes contained therein. For further context to understand the financial condition and results of operations of the combined companies post-merger, see the unaudited pro forma combined consolidated financial information and related discussion and analysis of Turtle Beach along with Turtle Beach historical financial and other information contained in the Definitive Proxy Statement (the “Proxy Statement”) on Schedule 14A for the special meeting of stockholders held on December 27, 2013, a copy of which was filed with the SEC on December 3, 2013.

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

Merger With Turtle Beach

On January 15, 2014, we completed the merger (the “Merger”) of our wholly-owned subsidiary, Paris Acquisition Corp., a Delaware corporation (“Merger Sub”), with and into VTB Holdings, Inc., a Delaware corporation (“Turtle Beach”), in accordance with the terms and conditions of the Agreement and Plan of Merger dated August 5, 2013 among the Company, Turtle Beach and Merger Sub (the “Merger Agreement”). As a result of the Merger, Turtle Beach, the surviving entity in the Merger, became our wholly-owned subsidiary.

In connection with the Merger, we issued to the former holders of Turtle Beach common stock and Series A Preferred Stock an aggregate of 30,227,100 shares of our common stock, par value $0.001 per share (“Common Stock”). The number of shares of Common Stock issued was computed in accordance with the formula specified in the Merger Agreement using a Per Share Number (as defined in the Merger Agreement) of 0.35997. In addition, in accordance with the terms of the Merger Agreement, all then outstanding options to purchase shares of Turtle Beach common stock were converted into options to purchase 3,960,783 shares of our Common Stock and were assumed by us (the “Converted Options”). These newly issued shares of Common Stock, together with the Converted Options, represented approximately 80% of the total issued and outstanding shares of Common Stock, on a fully-diluted basis at January 15, 2014.

The information contained in this Quarterly Report on Form 10-Q is for the three months ended December 31, 2013 and describes our operations prior to the Merger. Accordingly, the first report describing the combined operations of the Company and Turtle Beach will be our Quarterly Report on Form 10-Q for the three months ended March 31, 2014.

Additional Financing and Business Development Information

In November 2013 we obtained $5.08 million of net proceeds from the registered direct sale of common stock pursuant to our “shelf” registration statement to meet a closing condition of the Merger.

We believe there are significant commercial, consumer and health care market opportunities worldwide for our HSS technology. As a result of commercial pilot and other installations in 2013, during the quarter ended December 31, 2013 we actively transitioned to a channel distribution strategy. We began appointing leading audio visual commercial integrators to represent our HSS products and added experienced sales personnel to grow our commercial business in 2014. We expect increased product sales during calendar 2014 as a result of expanded distribution channels and targeted direct sales.

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

We face significant challenges in growing our HSS business in existing and targeted markets. We expect we will need to continue to innovate new applications for our sound technology, develop new products to meet customer requirements and identify and develop new markets for our products and any licensing activities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the year ended September 30, 2013 filed with the SEC. The preparation of these financial statements, prepared in accordance with accounting principles generally accepted in the United States, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to valuation of accounts receivable and inventory, warranty liabilities, impairment of intangible assets, contingencies, the grant date fair value of stock options and warrants, share-based compensation expense, valuation of acquired intangible assets and valuation allowance related to deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Some of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, warranty liabilities, impairments, share-based compensation and valuation of acquired intangible assets. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the three months ended December 31, 2013. For further information on our critical accounting policies, refer to Note 1 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Segment and Related Information

We operate as a single reportable segment on an enterprise-wide basis. We generate revenue by selling our technology-based products.

Results of Operations

Comparison of Results of Operations for the Three Months Ended December 31, 2013 and 2012

The following is a discussion of the results of our operations for the three months ended December 31, 2013 and 2012.

Revenues

Revenues were $67,863 for the three months ended December 31, 2013 compared to revenues of $108,674 for the comparable three months of the prior year ended December 31, 2012. Revenues from two customers accounted for 22% and 12% of total revenues. During the most recent quarter we were transitioning to a channel distribution strategy and we are appointing leading audio visual commercial integrators to represent our HSS commercial product line for digital signage, retail store, kiosk, and point-of-sale terminal markets. We are also pursuing business development activities related to additional commercial and other consumer applications of our technology, including health care applications. We expect increased product sales during calendar 2014 as a result of this strategy and the addition of experienced sales personnel.

Cost of Revenues and Gross Profit

Gross profit for the three months ended December 31, 2013 was $31,845 (47% of revenues) compared to $54,618 (50% of revenues) for the three months ended December 31, 2012. We continue to develop our distribution, sales and pricing strategies and make product updates and changes that impact margins. With have limited warranty cost experience and estimated future warranty costs can impact our gross margins. Due to our limited sales and history, we do not believe that historical gross profit margins for HSS products should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2013 were $838,257 excluding non-cash share based compensation expenses of $410,248. This compares to $725,369, excluding $191,228 of non-cash share based compensation expenses, during the comparable prior-year period ended December 31, 2012. We will continue to incur significant amounts of non-cash share based compensation expense in future periods from vesting of existing option grants and the possibility of new grants.

Major cost categories for the three months ended December 31, 2013 included compensation and consulting-related costs of $406,000 (excluding non-cash share based compensation expenses), travel and related costs of $73,000, professional fees of $136,000, public company costs of $171,000, trade show and promotion expenses of $17,000 and occupancy costs of $25,000. Public company costs increased by $94,000 from the prior year’s comparable quarter as a result of increased director fees for additional merger related meetings and additional filing and stockholder communication costs. Personnel and consulting costs increased $23,000 due to additional sales personnel and professional fees increased $19,000 primarily as a result of increase audit and SOX compliance costs for fiscal 2013. Our travel related costs increased $11,000 primarily related to increased sales and business development activities.

We are unable to estimate the level of future selling, general and administrative costs that we will contribute to the combined company’s total in future quarters as these costs are subject to the timing and extent of integration activities.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2013 were $420,125 excluding non-cash share based compensation expenses of $118,971. This compares to $329,418, excluding $62,435 of non-cash share based compensation expenses, during the comparable prior-year period ended December 31, 2012.

Major cost categories for the most recent quarter included personnel and consultancy costs of $229,000 (excluding non-cash share based compensation expenses), $95,000 of prototype, development and testing costs, occupancy costs of $28,000 and patent costs and patent, technology and fixed asset amortization and depreciation costs of $58,000.

We added research and development personnel and as a result personnel and consultancy costs increased $20,000 during the most recent quarter compared to the quarter ended December 31, 2012. Prototype, development and testing costs increased by $51,000 due to FDA development and use of outside engineering firms to develop prototypes.

The scope and magnitude of our future research and development expenses that we will contribute to the combined company’s total in future quarters are difficult to predict as the amounts required for future product development costs are difficult to estimate but could be substantial.

Business Transaction Expenses

During the three months ended December 31, 2013, we incurred $996,678 of business transaction costs preparing for the merger with Turtle Beach and related litigation consisting of legal, investment bank, accounting and related costs and expenses. These costs are net of $453,153 of litigation related legal fees and costs payable by the Company’s D&O insurance carrier. No such costs were incurred in the prior year’s first quarter.

Net Loss

Net loss for the three months ended December 31, 2013 and 2012 was $2,754,310 and $1,252,120, respectively. The most recent period loss included $529,219 of non-cash share-based compensation expenses compared to $253,663 for the prior year’s first quarter.

We expect that our operations will contribute additional net losses to the results of the combined company until we are able to grow revenues to generate sufficient margins to cover our operating costs.

Liquidity and Capital Resources

Overview

At December 31, 2013 we had cash of $4.7 million and our current assets exceeded our current liabilities by $4.4 million. Other than cash, accounts receivable and inventory, we have no unused sources of liquidity at this time.

Cash Flows

Operating Activities

Net cash used in operating activities was $2,032,636 and $856,136 for the three months ended December 31, 2013 and 2012, respectively. The overall increase of $1,176,500 between the two periods was primarily related to the increase of $1,502,190 in net loss between periods ($275,556 of which increase related to non-cash expenses and $996,678 due to business transaction expenses). The increase in cash used was also increased by an increase in prepaid expenses of $93,441 and a reduction in accrued liabilities of $84,220 and reduced by a $248,271 increase in accounts payable.

Investing Activities

We used cash of $59,553 for property and equipment purchases and patent costs during the three months ended December 31, 2013. We have no material commitments for future capital expenditures but expect to continue to incur patent costs in the future.

Financing Activities

During the three months ended December 31, 2013 we obtained $5,079,336 from the sale of common stock and $91,350 from the exercise of stock options. During the most recent three months, we made payments reducing our capital lease obligation of $9,207.

Capital Requirements

Our future capital requirements, cash flows and results of operations as a combined company following the Merger could be affected by and will depend on many factors some of which are currently unknown to us, including:

•	market acceptance of our products and our ability to grow revenues;
•	the costs and timing of production and supply of our products;
•	the costs of innovating, developing and protecting new products;
•	the costs and timing of sales and marketing efforts; and
•	the costs, timing and outcome of any future warranty claims or litigation against us associated with any of our products.

As a combined company, post-merger, we believe that our combined cash and cash equivalents and amounts available under our credit facilities and our cash flows derived from operations will be sufficient to meet our anticipated cash needs for business operations, contractual obligations and other liquidity requirements associated with our operations for at least the next twelve months. We may explore additional financing sources to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity and debt financings. We cannot guarantee that any additional financing will be available on acceptable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt our existing stockholders could suffer significant dilution, and if we raise additional funds through the issuance of debt securities or other borrowings, these securities or borrowings would have rights senior to common stock and could contain covenants that could restrict operations.

Contractual Obligations

Other than aggregate facility and office lease payments of approximately $10,500 per month, the equipment capital lease of $3,574 per month and our employment agreement with our then Executive Chairman, we had no material contractual obligations at December 31, 2013. The nature and scope of our operations and our contractual obligations changed significantly with the Merger and will be reported on a combined basis in future reports.

Off-Balance Sheet Transactions

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three-month period ended December 31, 2013, or subsequently thereto, that we believe are of potential significance to our financial statements.

Item 3.     Qualitative and Quantitative Disclosures about Market Risk.

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to interest rate risk. This means that a change in prevailing interest rates, with respect to interest rate risk, may cause the principal amount or market value of the investments to fluctuate. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds.

At December 31, 2013, to minimize risks we maintained our portfolio of cash equivalents in bank cash or money market fund accounts. Due to the relatively short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income.

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

At the conclusion of the period ended December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our then Chief Executive Officer (our principal executive officer, or PEO) and our then Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective at the reasonable assurance level as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

Please refer to Note 9, Commitments and Contingencies, in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, which is incorporated into this item by reference.

Item 1A.     Risk Factors.

We are affected by risks specific to us as well as factors that affect all businesses. In addition to the other information set forth in this report, careful consideration should be taken of the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013 that could materially and adversely affect our business, financial position, results of operations, cash flows and stock price. As a result of the Merger careful consideration should also be taken of the risk factors related to Turtle Beach’s Business listed under the caption “Risks Related to Turtle Beach’s Business” in the Definitive Proxy Statement (the “Proxy Statement”) on Schedule 14A filed with the SEC on December 3, 2013 and that could also materially adversely affect the business, financial position, results of operations, cash flows and stock price of the post-merger combined companies.

There have been no material changes or additions to those enumerated risk factors, except as described below:

This report contains only pre-merger financial information on the financial position and results of operations of Parametric and, due to the timing of merger closing and reporting periods, does not include corresponding financial information on Turtle Beach or the combined companies as of the date of this report or any subsequent period. The unavailability of current combined financial information could affect the price and increase the volatility and risk of trading our common stock.

The merger of Parametric and Turtle Beach was completed on January 15, 2014 and Parametric’s prior fiscal year ended on September 30, 2013. The financial statements and related discussion and analysis of financial condition and results of operations by management presented in this report covers a three-month period for Parametric that ended prior to completion of the merger. Operating results for the three months ended December 31, 2013 may not be indicative of results for the combined company for any future interim period after the Merger.

As we elected to change our fiscal year end to that of Turtle Beach, in the future we will report on a calendar year basis. The Proxy Statement contains unaudited financial information for Turtle Beach and unaudited pro forma information through September 30, 2013. As described in our current report on Form 8-K filed with the SEC on January 16, 2014, the audited consolidated financial statements of Turtle Beach for the year ended December 31, 2013, required to be filed pursuant to Item 9.01(a) of Form 8-K, will be filed with the SEC within 71 days of the date such Form 8-K was required to be filed. This report is expected to include related unaudited pro forma combined financial information. The first post-merger combined results are expected to be reported in our quarterly report on Form 10-Q for the quarter ending March 31, 2014.

Since corresponding quarterly financial information for Turtle Beach or the combined company for the period covered by this report of Parametric is not currently available at this time, the lack thereof could affect the price and increase the volatility and risk of trading our common stock as investors will have limited historical financial information until future reports are filed.

Future results of the combined company may differ materially from historical unaudited pro forma financial statements presented in the Proxy Statement.

The future results of the Company may be materially different from the combined and /or respective historical results of Parametric and Turtle Beach. Parametric and Turtle Beach expect to incur significant costs associated with completion of the merger and combining the operations of the two companies.  The exact magnitude of these costs is not yet known.  These costs may decrease the capital available for use for continued development of our business in the future or may cause us to seek to raise new capital sooner than expected.

Our ability to utilize Parametric’s net operating loss and tax credit carryforwards in the future is subject to substantial limitations.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percent change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited.  Further, if the historic business of Parametric is not treated as being continued by the combined entity for the two-year period beginning on the date of the Merger (referred to as the “continuity of business requirement”), the pre-transaction net operating loss carryforward deductions become substantially reduced or unavailable for use by the surviving corporation in the transaction. It is expected that the merger with Turtle Beach resulted in an “ownership change” of Parametric.  Accordingly, our ability to utilize Parametric’s net operating loss and tax credit carryforwards may be substantially limited.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On November 14, 2013, we issued an aggregate of 16,793 shares of common stock to one investor upon the conversion of a warrant to purchase an aggregate of 26,471 shares of common stock at an exercise price of $5.625 per share. The fair market value of the common stock determined in accordance with the warrant on the date of conversion was $15.38 per share.

On November 27, 2013, we issued an aggregate of 22,722 shares of common stock to one investor upon the conversion of a warrant to purchase an aggregate of 40,000 shares of common stock at an exercise price of $5.625 per share. The fair market value of the common stock determined in accordance with the warrant on the date of conversion was $13.02 per share.

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

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

None

Item 6.     Exhibits.

2.1	Agreement and Plan of Merger, dated August 5, 2013, among the Company, Merger Sub and VTBH (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K originally filed with the SEC on August 5, 2013).*

31.1	Certification of Juergen Stark, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John T. Hanson, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Juergen Stark, Principal Executive Officer and John Hanson, Principal Financial Officer.

*

All exhibits and schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.

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

PARAMETRIC SOUND CORPORATION

Date: February 10, 2014	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and duly authorized to sign on behalf of the registrant)

