Form 10-Q
period 2014-03-31
Parametric Sound Corp
filed 2014-05-13
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
Commission File Number: 001-35465

PARAMETRIC SOUND CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-2767540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Summit Lake Drive, Suite 100 Valhalla, New York	10595
(Address of principal executive offices)	(Zip Code)

(914) 345-2255
(Registrant’s telephone number, including area code)

Former address: 13771 Danielson Street, Suite L, Poway, CA 92064
Former fiscal year-end: September 30, 2013

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 8, 2014 was 37,843,247.

PARAMETRIC SOUND CORPORATION

Parametric Sound Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per-share data)

	As of	As of
	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,552	$6,509
Accounts receivable	28,904	48,542
Inventories	41,584	49,643
Deferred tax assets	9,745	2,214
Prepaid expenses and other current assets	4,131	3,561
Prepaid income taxes	2,925	2,925
Total Current Assets	92,841	113,394
Property and equipment, net	6,229	7,369
Deferred financing costs, net	449	1,575
Deferred tax assets, long-term portion	6,322	827
Intangible assets, net	40,210	3,972
Goodwill	80,868	—
Other assets	119	170
TOTAL ASSETS	$227,038	$127,307
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Revolving credit facilities	$34,490	$39,736
Term loan, current portion	—	14,500
Subordinated notes	17,737	—
Accounts payable	28,833	44,136
Accrued liabilities	10,341	8,615
Due to shareholders, current portion	3,125	3,125
Capital lease obligation, current portion	38	—
Other current liabilities	288	1,097
Total Current Liabilities	94,852	111,209
Series B redeemable preferred stock	13,983	13,713
Income tax payable, long-term portion	1,986	1,986
Capital lease obligation, long-term portion	75	—
Deferred tax liabilities	14,325	850
Subordinated note	—	10,342
TOTAL LIABILITIES	125,221	138,100
Commitments and Contingencies
Series A convertible stock, $0.01 par value - 50,000,000 shares authorized; 48,689,555 shares issued and outstanding as of December 31, 2013	—	24,345
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value - 50,000,000 shares authorized; 37,651,247 shares issued and outstanding as of March 31, 2014 and 12,700,460 shares issued and outstanding as of December 31, 2013	38	13
Additional paid-in capital	85,678	(54,031)
Retained earnings	15,868	18,775
Accumulated other comprehensive income	233	105
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	101,817	(35,138)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$227,038	$127,307
 See accompanying notes to Condensed Consolidated Financial Statements

Parametric Sound Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands)

	Quarter Ended	Quarter Ended
	March 31, 2014	March 31, 2013
Net Revenue	$38,288	$29,533
Cost of Revenue	26,012	20,908
Gross Profit	12,276	8,625
Operating expenses:
Selling and marketing	7,000	5,706
Research and development	1,998	887
General and administrative	3,573	2,370
Business transaction costs	4,228	—
Total operating expenses	16,799	8,963
Operating loss	(4,523)	(338)
Other (income) expense, net:
Interest expense	4,240	1,314
Other (income) expense, net	(25)	389
Total other expense, net	4,215	1,703
Loss before (benefit) provision for income taxes	(8,738)	(2,041)
(Benefit) provision for income taxes	(5,832)	263
Net loss	$(2,906)	$(2,304)

Net loss per share:
Basic	$(0.09)	$(0.18)
Diluted	$(0.09)	$(0.18)
Weighted-average shares used to compute net loss per share:
Basic	33,715	12,700
Diluted	33,715	12,700

See accompanying notes to Condensed Consolidated Financial Statements

Parametric Sound Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Quarter Ended	Quarter Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,906)	$(2,304)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,814	936
Amortization of intangible assets	237	231
Amortization of debt financing costs	2,545	199
Stock-based compensation	1,049	708
Accrued interest on Series B redeemable preferred stock	270	243
Paid in kind interest	396	—
Deferred income taxes	(6,331)	(91)
Reversal of sales returns reserve	1,265	1,482
Reversal of doubtful accounts	(151)	—
Provision for obsolete inventory	381	—
Changes in operating assets and liabilities:
Accounts receivable	18,618	45,190
Inventories	8,360	1,924
Accounts payable	(15,845)	(16,491)
Accrued liabilities	81	(112)
Prepaid expenses and other current assets	(646)	1,142
Income taxes payable	188	(8,106)
Other liabilities	(423)	—
Net cash provided by operating activities	8,902	24,951

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(468)	(254)
Cash acquired in business combination	4,093	—
Net cash provided by (used in) investing activities	3,625	(254)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	44,490	9,000
Repayment of revolving credit facilities	(49,736)	(33,000)
Repayment of capital leases	(6)	—
Repayment of term loan	(14,500)	(3,750)
Proceeds from exercise of stock options and warrants	559	—
Debt financing costs	(1,419)	—
Proceeds from issuance of subordinated notes	7,000	—
Net cash used in financing activities	(13,612)	(27,750)

Effect of exchange rate changes on cash and cash equivalents	128	—

Net decrease in cash and cash equivalents	(957)	(3,053)
Cash and cash equivalents - beginning of period	6,509	5,219
Cash and cash equivalents - end of period	$5,552	$2,166

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$563	$725
Cash paid for income taxes	$14	$7,535
Value of shares issued to acquire Parametric	$113,782	$—
See accompanying notes to Condensed Consolidated Financial Statements

Parametric Sound Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
On January 15, 2014 (the “Closing Date”), VTB Holdings, Inc., which operated the Turtle Beach business, ("VTBH", or "Turtle Beach") and Parametric Sound Corporation ("Parametric") completed the merger (the “Merger”) of Paris Acquisition Corporation ("Merger Sub") with and into VTBH in accordance with the terms and conditions of the Merger Agreement dated August 5, 2013, by and among Parametric, Merger Sub and VTBH (the "Merger Agreement"). As a result of the Merger, VTBH, the accounting acquirer, and the surviving entity in the Merger, became a wholly-owned subsidiary of Parametric, a publicly-traded company, currently listed on NASDAQ under HEAR. Since VTBH is considered the accounting acquirer, the December 31, 2013 Balance Sheet and the comparative information for the quarter ended March 31, 2013 contain the results of VTBH only. The results of operations as of, and for the quarter ended March 31, 2014 contain the results of VTBH and Parametric from the January 15, 2014 acquisition date forward.

VTBH was incorporated in the state of Delaware in 2010 and is headquartered in Valhalla, New York, with additional administrative and research and development offices in San Diego and San Jose, California. In January 2011, a reorganization of the business was effected whereby VTBH became the parent holding company of the historical business of Voyetra Turtle Beach, Inc. (“VTB”). Subsequent to the reorganization, VTB was a wholly-owned subsidiary of VTBH.
VTB was incorporated in the state of Delaware in 1975 and is headquartered in Valhalla, New York with warehouse distribution centers in New York, New Jersey, Texas and California. In October 2012, VTB acquired Lygo International Limited (“Lygo”), a private limited company organized under the laws of England and Wales, which was subsequently renamed Turtle Beach Europe Limited ("TB Europe").

Parametric was incorporated in the state of Nevada in 2010 as a new wholly-owned subsidiary of LRAD Corporation and after a spin off, became a stand-alone independent public company later that year. Parametric has an administrative office and a manufacturing facility located in Poway, California.

In connection with the Merger, Parametric issued to the former holders of VTBH common stock and Series A Preferred Stock an aggregate of 30,227,100 shares of Parametric Common Stock, par value $0.001 per share (“Parametric Common Stock”). The number of shares of Parametric Common Stock issued was computed in accordance with a formula specified in the Merger Agreement using an exchange ratio of 0.35997 shares of Parametric Common Stock for every one share of VTBH common stock or Series A Preferred Stock. Accordingly, all historical equity of the Company is presented as if subsequent to this conversion. In addition, in accordance with the terms of the Merger Agreement, all outstanding options to purchase shares of VTBH common stock were converted into options to purchase shares of Parametric Common Stock that were assumed by Parametric. These newly issued shares of Parametric Common Stock, together with the converted options, represented approximately 80% of the total issued and outstanding shares of Parametric Common Stock, on a fully-diluted basis, as of the Closing Date.

As a result of the 0.35997 exchange ratio pursuant to the Merger, shares of VTBH common stock, Series A preferred stock, historical VTBH share amounts, stock option shares and weighted average share amounts been presented, as if converted from the earliest period forward. Accordingly, the 35,282,286 shares of VTBH Common Stock presented on its previously filed Balance Sheet as of December 31, 2013, are presented herein as 12,700,460 shares. On January 15, 2014, upon the close of the Merger, VTBH's Series A Preferred Stock was converted into 17,526,640 shares of Parametric Common stock, which when added to the outstanding 12,700,460 shares of VTBH Common Stock then outstanding, comprised the 30,227,100 shares of Parametric Stock issued to former holders discussed above. These shares were combined with 7,274,622 outstanding pre-Merger Parametric shares, to arrive at a total of 37,501,722 shares issued and outstanding as of the Merger.
For accounting purposes, the Merger was treated as a “reverse acquisition” and VTBH was considered the accounting acquirer. Accordingly, VTBH’s historical results of operations will replace Parametric’s historical results of operations for all periods prior to the Merger, and for all periods following the Merger, the results of operations of both companies will be included in Parametric’s financial statements.

Parametric Sound Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Description of the Business
Parametric is a premier audio innovation company with deep expertise and relevant experience in developing, commercializing and marketing audio technologies across a range of large addressable markets under the Turtle Beach and HyperSound brands. Turtle Beach is the worldwide leading provider of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers, or PCs, Macintosh computers, or Macs, tablets and mobile devices. HyperSound is a novel patent protected sound delivery technology that delivers immersive, directional audio which offers unique benefits in a variety of commercial and consumer audio applications, and is capable of increasing the ability of persons with hearing impairments to perceive and comprehend audio.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), have been condensed or omitted pursuant to those rules and regulations. We believe disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire fiscal year. All intercompany accounts and transactions have been eliminated in consolidation. Reference is made to the 2013 annual financial statements ("Annual Report") included in our Prospectus Supplement filed with the SEC on April 24, 2014 that contains information useful to understanding the Company's businesses and financial statement presentations. The Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from the Company's most recent audited financial statements, but does not include all disclosures required by GAAP for a year end balance sheet. Our significant accounting policies and practices are presented as Notes 1 and 2 to the Consolidated Financial Statements included in the Annual Report.
For 2013, VTBH recorded its results on a four-four-five week basis such that its fiscal quarters ended on the last Saturday of each calendar quarter. For the fourth quarter of each year, VTBH used December 31 as both its fiscal and calendar quarter ending date. For 2014, Parametric changed to recording results on a calendar month and quarterly basis. This change is not expected to have a material impact on Parametric's 2014 financial results or their comparability with prior year periods.
Recent Accounting Pronouncements
In February 2013, the FASB issued an update to the authoritative guidance related to the release of cumulative translation adjustments into net income (loss) when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign entity. This update will be effective for fiscal years beginning after December 15, 2013. The adoption of this guidance is not expected to have a significant impact on Parametric’s consolidated financial position or results of operations.
3. FAIR VALUE MEASUREMENT
Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, derivative instruments, revolving lines of credit and long-term debt. Cash equivalents are stated at amortized cost, which approximated fair value as of the consolidated balance sheet dates, due to the short period of time to maturity. Cash, accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The revolving credit facilities and long-term debt and subordinated notes are stated at the carrying value as the stated interest rate approximates market rates currently available to the Company. As of March 31, 2014 and December 31, 2013, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Parametric Sound Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level I - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level II - Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level III - Unobservable inputs that are supported by little or no market data for the related assets or liabilities. The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Financial instruments consist of Level I and Level II assets and liabilities. Level I assets include highly liquid money market funds that are included in cash and cash equivalents. Level II liabilities include derivative instruments. The Company does not have any Level III assets or liabilities.

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy:

	As of March 31, 2014
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents - money market funds	$19	$—	$—	$19
Total financial assets	$19	$—	$—	$19
Other current liabilities - derivative liabilities	$—	$(29)	$—	$(29)
Total financial liabilities	$—	$(29)	$—	$(29)

	As of December 31, 2013
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents - money market funds	$19	$—	$—	$19
Total financial assets	$19	$—	$—	$19
Other current liabilities - derivative liabilities	$—	$(392)	$—	$(392)
Total financial liabilities	$—	$(392)	$—	$(392)

4. CONCENTRATIONS OF REVENUE AND ACCOUNTS RECEIVABLE
Significant customers are those which represent 10% or more of the gross revenues for each period presented or gross accounts receivable balance at each balance sheet date. For each significant customer, revenue as a percentage of total revenues and accounts receivable as a percentage of gross accounts receivable are as follows:

Parametric Sound Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Percentage of Revenues
Customers	March 31, 2014	March 31, 2013
Customer A	22%	10%
Customer B	15%	23%
Customer C	11%	16%

	Percentage of Accounts Receivable
Customers	March 31, 2014	December 31, 2013
Customer A	28%	24%
Customer B	18%	20%

5. CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS
Inventories, net
Inventories, net consist of the following:

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
Raw materials	$2,867	$5,499
Finished goods	38,717	44,144
Total inventories, net	$41,584	$49,643
Allowance for Sales Returns
The sales return reserves, which is classified as a reduction of accounts receivable, consist of the following activity:

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
Sales return reserves, beginning balance	$6,266	$7,748
Reserve accrual	1,236	20,146
Recoveries and deductions, net	(2,501)	(21,628)
Sales return reserves, ending balance	$5,001	$6,266

Parametric Sound Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Property and Equipment, net
Property and equipment, net consists of the following:

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
Machinery and equipment	$551	$249
Software and software development	674	581
Furniture and fixtures	264	144
Tooling	1,909	1,756
Leasehold improvements	86	59
Demonstration units and convention booths	10,098	10,014
Total property and equipment, gross	13,582	12,803
Less: accumulated depreciation and amortization	(7,353)	(5,434)
Total property and equipment, net	$6,229	$7,369
Accrued Liabilities
Accrued liabilities consist of the following:

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
Accrued Expenses	$5,619	$5,295
Accrued compensation expenses	2,387	2,089
Other	2,335	1,231
Total accrued liabilities	$10,341	$8,615
Warranty Accruals
The warranty accruals are included in accrued liabilities on the consolidated balance sheets and consist of the following:

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
Warranty - beginning of period	$139	$165
Warranty costs accrued	154	614
Warranty claims	(161)	(640)
Warranty - end of period	$132	$139
6. BUSINESS COMBINATION

On January 15, 2014, VTBH completed the merger with and into Parametric in an all-stock, tax-free reorganization pursuant to the Merger Agreement. Subsequent to the Merger, Parametric under the leadership of the VTBH management team and Parametric's board of directors is comprised of two former directors from Parametric and five directors selected by the former stockholders of VTBH.

Parametric issued to the former holders of VTBH common stock and Series A Preferred Stock an aggregate of 30,227,100 shares of Parametric Common Stock. The number of shares of Parametric Common Stock issued was computed in accordance with the formula specified in the Merger Agreement using an exchange ratio of 0.35997. Accordingly, all historical equity of Parametric is presented as if subsequent to this conversion. In addition, in accordance with the terms of the Merger Agreement, all then outstanding options to purchase shares of VTBH Common Stock were converted into options to purchase 3,960,783 shares of Parametric Common Stock that were assumed by Parametric. These newly issued shares of Parametric Common

Parametric Sound Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock, together with the converted options, represented approximately 80% of the total issued and outstanding shares of Parametric Common Stock, on a fully-diluted basis as of the Closing Date.

The Merger was accounted for as a reverse acquisition pursuant to which VTBH was considered the acquiring entity for accounting purposes. As such, VTBH’s historical results of operations replace Parametric’s historical results of operations for all periods prior to the Merger.

Parametric, the accounting acquiree, was a publicly-traded audio technology company focused on developing new directed audio products for commercial, consumer and health care markets. VTBH entered into the Merger to acquire and commercialize Parametric’s technology and gain access to capital market opportunities as a public company.

Transaction Costs

Subsequent to March 2013, Parametric began to incur costs related to the merger which were expensed in the periods in which they were incurred as business transaction costs on Parametric's Condensed Consolidated Statements of Operations. Business transaction costs expensed during the quarter ended March 31, 2014, include:

(in thousands)
Legal fees	$785
Accounting fees	84
Advisory fees	2,704
Termination and severance	450
Other	205
Total Transaction Costs	$4,228

Merger fees include success based fees payable to investment bankers for both merger parties.

Purchase Consideration and Net Assets Acquired

The fair value of Parametric Common Stock used in determining the purchase price was $14.30 per share, the closing price on January 15, 2014. The fair value of outstanding stock options of Parametric included in the purchase consideration was determined by the calculating the cumulative vesting attributable to Parametric employees for periods prior to the Merger, using the Black-Scholes option pricing model. Assumptions used in Black-Scholes calculations during such periods included: volatility ranging from 87% to 90%; risk-free interest rates ranging between 0.47% and 0.92%; forfeiture rates ranging from 1.1% to 4.1%; and expected lives ranging from 3.28 to 4.61 years.

The purchase price is as follows:

(in thousands)
Fair Value of Parametric shares outstanding	$104,027
Fair Value of Parametric stock options	9,755
Purchase Price	$113,782

Parametric Sound Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following presents the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed on January 15, 2014:

(in thousands)
Cash and cash equivalents	$4,093
Accounts receivable	95
Deferred tax asset	6,696
Other current assets	740
Property and equipment	206
Intangible assets:
In-process research and development (IPR&D)	27,100
Developed technology	8,880
Customer relationships	270
Trade name	170
Goodwill	80,868
Accounts payable and accrued liabilities	(1,741)
Capital lease obligation	(120)
Deferred tax liabilities	(13,475)
Total Net Assets Acquired	$113,782

Any changes in the estimated fair values of the net assets recorded for this business combination upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase price. Any subsequent changes to the purchase allocation during the measurement period that are material will be adjusted retrospectively.

The amount allocated to in-process research and development represents an estimate of the fair value of purchased in-process technology for research projects ("IPR&D"), primarily related to directed audio solutions that beam sound to a specific listening area without the ambient noise of traditional speakers. IPR&D is considered an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Accordingly, during the development period, the IPR&D is not amortized but subject to impairment review. No amortization of the IPR&D has been reflected in the combined consolidated financial statements as the assets are considered indefinite-lived.

The acquired intangible assets relating to developed technology, customer relationships and trade name are subject to amortization. Developed technology is being amortized over an estimated useful life of approximately seven years with the amortization being included within cost of revenue. Customer relationships and trade name are being amortized over an estimated useful life of two years and five years with the amortization being included within sales and marketing expense.

The excess purchase consideration over the fair values of assets acquired and liabilities assumed is recorded as goodwill. Goodwill is not amortized but tested for impairment on an annual basis or when the indicator for impairment exists.
The goodwill recorded is not tax deductible since the transaction was structured as a tax-free exchange.

Amounts allocated to deferred tax assets of $6.7 million and deferred tax liabilities of $13.5 million, relate to acquired net operating loss carryforwards and indefinite lived intangible assets, respectively.

Parametric Sound Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Unaudited Pro Forma Information

Supplemental information on a pro forma basis assuming the Merger occurred on January 1, 2013 is presented below for the quarters ended March 31, 2014 and 2013:

	Quarter Ended	Quarter Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Pro Forma Net Revenues	$38,288	$29,688
Pro Forma Net Income (Loss)	$(4,996)	$(4,310)

Pro forma results include $1.2 million in pre-merger business transaction costs in addition to the $4.2 million in merger-related business transaction costs recorded in the Condensed Consolidated Financial Statements.

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The gross carrying amount and accumulated amortization of goodwill and other intangible assets is as follows:

	As of March 31, 2014
	Amortization Period at Date of Acquisition	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	2-13 years	$5,796	$1,828	$3,968
Non-compete agreements	2 years	177	127	50
In-process Research and Development	Indefinite	27,100	—	27,100
Developed technology	7 years	8,880	6	8,874
Trade names	5 years	170	7	163
Patent and trademarks	Indefinite	55	—	55
Total Intangible Assets		$42,178	$1,968	$40,210
Goodwill		$80,868		$80,868

	As of December 31, 2013
	Amortization Period at Date of Acquisition	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	2-13 years	$5,526	$1,623	$3,903
Non-compete agreements	2 years	177	108	69
Total		$5,703	$1,731	$3,972
Amounts presented as of December 31, 2013 reflect the acquisition of TB Europe in October, 2012. For the quarters ended March 31, 2014 and March 31, 2013, amortization expense of approximately $0.2 million and $0.2 million on the intangible assets was recognized in the accompanying consolidated statements in selling and marketing expenses.

Parametric Sound Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2014, estimated annual amortization expense related to intangible assets in future periods is as follows:

Estimated Amortization Expense
(in thousands)
2014	$1,088
2015	2,343
2016	2,049
2017	1,882
2018	1,802
Thereafter	3,891
Total	$13,055
Parametric tests goodwill and intangible assets during the fourth quarter of each year or more frequently if events occur that may be expected to reduce the fair value of a reporting unit below its carrying amount. Goodwill and in-process R&D relate to the Merger as described in Footnote 6 - Business Combination. No testing was deemed necessary in the first quarter of 2014.
8. LONG-TERM DEBT
Parametric’s long-term debt obligations are as follows:

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
Revolving credit facility, maturing March 2019	$34,490	$—
Revolving line of credit	—	39,736
Term loans	—	14,500
Subordinated notes	17,737	10,342
Total outstanding debt	52,227	64,578
Less: current portion of revolving line of credit	(34,490)	(39,736)
Less: current portion of term loan	—	(14,500)
Less: current portion of subordinated notes	(17,737)	—
Total noncurrent portion of long-term debt	$—	$10,342
Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $4.0 million, and $1.0 million for quarters ended March 31, 2014 and 2013.
Loan Agreement
On March 31, 2014, Parametric and certain of its subsidiaries entered into a new asset based revolving credit agreement (“Loan Agreement”). The Loan Agreement was entered into by and among Parametric, VTB (together with Parametric “US Borrowers”), TB Europe Limited (the “UK Borrower”, and together with the US Borrowers, the “Borrowers”), PSC Licensing Corp. (“PSC”), and VTBH (together with PSC, the “US Guarantors”, and together with the US Borrowers, the “UK Guarantors”); and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner ("Bank of America").
The proceeds of this borrowing were used to repay a former lender's revolving credit facility in the US and an invoice factoring arrangement in the UK.
The Loan Agreement is a $60,000,000 credit facility with designated sub-facility limits of $50,000,000 for the US Borrowers and $10,000,000 for the UK Borrower. Actual credit availability under the Loan Agreement will fluctuate because it is subject to a borrowing base limitation that is calculated based on a percentage of eligible trade accounts receivable and inventories, the balances of which fluctuate, and is subject to discretionary reserves and revaluation adjustments. The Borrowers may utilize the

Parametric Sound Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Loan Agreement for borrowings as well as for the issuance of bank guarantees, letters of credit and other general corporate purposes as defined by the Loan Agreement.
The Loan Agreement matures in 5 years.
Borrowings will bear interest at a rate that varies depending on the type of loan and the Borrower. The interest rate will be calculated using a base rate plus a margin. Depending on the type of loan, the base rate will either be a rate published by Bank of America or LIBOR. The margin will range from 1.00% to 1.50% for U.S. base rate loans and from 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of March 31, 2014, interest rates for outstanding borrowings were 4.75% for base rate loans and 2.75% for LIBOR rate loans. The Loan Agreement also provides for an unused line fee, letter of credit fees, and agent fees.
If certain availability thresholds are not met, the Loan Agreement requires Parametric and its restricted subsidiaries to maintain on a consolidated basis a fixed charge coverage ratio (defined as the ratio, determined on a consolidated basis for Parametric and its subsidiaries for the most recent four Fiscal Quarters, of (a) EBITDA minus capital expenditures (except those financed with Borrowed Money other than Revolver Loans) and cash taxes paid (b) Fixed Charges (the sum of cash interest expense plus scheduled principal payments made on Borrowed Money, Distributions made in cash, and the Permitted Earnout Payment) (as such capitalized terms are defined in the Loan Agreement).
The Loan Agreement also contains affirmative and negative covenants that, subject to certain exceptions, limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and transactions with affiliates and encumber and dispose of assets. Obligations under the Loan Agreement are secured by a security interest and lien upon substantially all of the Parametric's assets.
At March 31, 2014, Parametric was in compliance with all financial covenants under the Loan Agreement, and excess borrowing availability was approximately $6.4 million.
Loan and Security Agreement
Term Loan
In October 2010, Turtle Beach entered into a loan and security agreement (the "Loan and Security Agreement") with various financial institutions. The Loan and Security Agreement provided for term loans aggregating to $28.0 million. Turtle Beach’s obligations under this credit facility were secured by a first priority lien against substantially all of Turtle Beach’s assets. The term loans bore interest at the greater of (i) the minimum interest rate of 5.50% or (ii) LIBOR plus 4.0% per annum. Interest was due monthly.
In August 2012, the Loan and Security Agreement was amended and restated to increase the principal amount on the term loans to $45.0 million and to amend the maturity date to August 22, 2015. Turtle Beach drew down $45 million of the term loan in connection with the amendment, of which $22.1 million went to pay off the outstanding balance. The term loans bore interest at Turtle Beach’s option at (i) the Adjusted Base Rate plus the applicable margin ranging from 2.50% to 3.25% as determined by Turtle Beach’s total leverage ratio, or (ii) LIBOR, plus the applicable margin ranging from 3.50% to 4.25%. The Applicable Base Rate is equal to the highest of (a) the Prime Rate as determined by the syndication agent, (b) Federal Funds Rate plus 0.5% and (c) the LIBOR rate plus 1%.
On January 15, 2014, we repaid $7.0 million of the term loan with proceeds from a $7.0 million subordinated note, and on February 28, 2014 we repaid the remaining $7.5 million principal balance with funds from operations, as required by amendments to the Loan and Security Agreement entered into during the first quarter of 2014. See "2014 Amendments" below.
Revolving Line of Credit
In August 2011, the Loan and Security Agreement was amended and restated with various financial institutions to include a $15.0 million revolving line of credit. In August 2012, the Loan and Security Agreement was amended and restated to increase the borrowing capacity on the revolving line of credit to $55.0 million. As part of the amendment, the outstanding balance of $10.0 million was paid off. During the year ended December 31, 2012, subsequent to the amendment, Turtle Beach drew down $38.0 million on the revolving line of credit. The maturity date on the revolving line of credit was amended to August 22, 2015. The revolving line of credit was subject to limitations based on specific percentages of eligible accounts receivables and inventory and bore interest at Turtle Beach’s option at (i) the Adjusted Base Rate plus the applicable margin ranging from

Parametric Sound Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.50% to 3.25% as determined by its total leverage ratio, or (ii) LIBOR, plus the applicable margin ranging from 3.50% to 4.25%. The Applicable Base Rate is equal to the highest of (a) the Prime Rate as determined by the syndication agent, (b) Federal Funds Rate plus 0.5% and (c) the LIBOR rate plus 1%.
2013 Amendments to Term Loan and Subordinated Notes
Turtle Beach entered into amendments to the Loan and Security Agreement in July 2013 and August 2013 (the "2013 Amendments"). The 2013 Amendments waived certain defaults of the fixed charge coverage ratio by Turtle Beach and also provided for a new minimum EBITDA financial covenant, modifications of the fixed charge coverage ratio and maximum total leverage ratio for periods ending on or after September 28, 2013, and a modification of annual clean-down requirements with which Turtle Beach would need to comply in order to provide for an increase in the eligible amount outstanding under the facility. In addition, the 2013 Amendments amended the interest rate on the outstanding term loans under the Loan and Security Agreement and required Turtle Beach to issue $10.0 million of subordinated notes to reduce the outstanding borrowings on the term loan. In August 2013, Turtle Beach issued $10.0 million of subordinated notes to certain affiliated investors, including SG VTB Holdings, LLC, Turtle Beach’s chief executive officer and a director of Turtle Beach.
On January 15, 2014, we issued an additional $7.0 million of subordinated notes on similar terms and used the proceeds to pay off an equivalent amount of term loan debt.
2014 Amendments
On January 15, 2014, in connection with the consummation of the Merger, Parametric became an obligor and guarantor under the Loan and Security Agreement, and the Company entered into an amendment to the Loan and Security Agreement to (i) allow the Company to incur an additional $7.0 million of subordinated indebtedness, (ii) provide for the repayment of the term loan portion of the facility by February 28, 2014, (iii) change the maturity of the revolving line of credit portion of the facility to September 27, 2014, (iv) reduce the commitments under the revolving line of credit to $35.0 million after March 1, 2014, (v) increase the margin pursuant to which interest on outstanding amounts under the Loan and Security Agreement was calculated by 0.75%, and (vi) modify the financial covenants contained in the Loan and Security Agreement.

On March 13, 2014, the Company entered into an amendment to the Loan and Security Agreement to (i) increase the maximum principal amount of the lenders’ revolving loan commitment between February 28, 2014 and April 15, 2014 from $35 million to approximately $39 million, (ii) provide that the borrowers, on or prior to April 15, 2014, would reduce the aggregate dollar amount of revolving loans outstanding under the Loan and Security Agreement to the lesser of $35 million or the Company’s borrowing base (calculated in accordance with the terms of the Loan and Security Agreement) as of such date, (iii) waive the Company’s obligation to deliver certain certificates regarding its liquidity and borrowing base for the fiscal month ended February 28, 2014, and to specify the delivery date of such certificates during March 2014 and April 2014, (iv) eliminate a requirement that the borrowers reduce the aggregate dollar amount of revolving loans and swing loans outstanding under the Loan and Security Agreement to an amount no greater than $25 million for a thirty consecutive day period during the first fiscal quarter of each fiscal year, and (v) eliminate the lenders’ obligation to make additional revolving loan commitments after February 28, 2014.
Deferred Financing Costs
Amortization of deferred financing costs is included in interest expense on the accompanying consolidated statements of operations and for the quarter ended March 31, 2014 and 2013, was $2.5 million and $0.2 million respectively. The amount for the quarter ended March 31, 2014 includes the write-off of $2.2 million in deferred financing costs associated with the Loan and Security Agreement that was repaid during the quarter.
Invoice Factoring
Prior to March 31, 2014, VTBH's, UK subsidiary ("TB Europe") utilized accounts receivable factoring arrangements with a third-party financial institution in order to accelerate its cash collections from product sales. These arrangements provided for the transfer of ownership of eligible trade accounts receivable up to a maximum of £5.0 million at any time, without recourse, to the third-party financial institution in exchange for cash.
As of December 31, 2013, TB Europe had sold $5.7 million of trade accounts receivable to the third-party financial institution, which were netted against accounts receivable on the accompanying Condensed Consolidated Balance Sheet.

Parametric Sound Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

This invoice factoring arrangement was terminated on March 31, 2014, and related borrowings were fully paid with proceeds from the Loan Agreement described above.
Subordinated Notes
On August 30, 2013, VTBH issued $10.0 million of subordinated notes (the "August Notes") that bear interest at a rate of (i) 10% per annum for the first year and (ii) 20% per annum for all periods thereafter, with interest accruing and being added to the principal amount of the August Notes quarterly. Principal and interest on the August Notes are due upon maturity of the August Notes, which shall occur on the one year anniversary of the later of (i) the term loan maturity date under VTBH’s former loan and security agreement or (ii) the revolving line of credit termination date thereunder. The proceeds from the August Notes were used to repay an equivalent portion of VTBH’s then outstanding term loans.
In connection with the Third Amendment of VTBH’s former loan and security agreement, on January 15, 2014, VTBH issued an additional $7.0 million subordinated note (the “January Note”) to SG VTB, the proceeds of which were applied against the outstanding balance of the term loan under the former loan and security agreement. The January Note bears interest at a rate of (i) 10% per annum until December 31, 2014 (which is the maturity date of the January Note) and (ii) 20% per annum for all periods thereafter, with interest accruing and being added to the principal amount of the January Note quarterly. The other terms of the January Note are substantially similar to the terms of the August Notes.
9. COMMITMENTS AND CONTINGENCIES
Litigation
Parametric is involved in certain legal proceedings from time to time in the normal course of its operations. Parametric believes that the eventual outcome of such proceedings will not have a material adverse effect on Parametric’s consolidated financial position or its consolidated results of operations or cash flows.

On August 5, 2013, VTBH and Parametric announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing Parametric shareholders would maintain an approximately 20% ownership interest in the combined company. Following the announcement, several of Parametric’s shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of Parametric’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a Merger that allegedly undervalued Parametric. VTBH was named as a defendant in these lawsuits under the theory that VTBH aided and abetted Parametric's board of directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which by agreement was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada cases denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which makes essentially the same allegations and seeks monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was permitted by the Nevada court. VTBH believes that the plaintiffs’ claims against it are without merit and intends to vigorously defend itself in the litigation. As of March 31, 2014, the Company is unable to estimate a possible loss or range of possible loss in regards to this matter; therefore, no litigation reserve has been recorded in the consolidated financial statements.

On November 20, 2013, Shana Vasek, a purported shareholder of Parametric, filed a class action lawsuit in the United States District Court for the District of Nevada, under the caption Vasek v. Parametric Sound Corp., Case No.2:13-cv-02148-JAD-GWF, naming the same defendants, asserting substantially the same allegations and seeking substantially the same relief as named, asserted and sought in the above-referenced consolidated action pending in Nevada state court. In addition to asserting substantially the same claims for breach of fiduciary duty and aiding and abetting as asserted in the above-referenced consolidated action pending in Nevada state court, the plaintiff in the federal court action asserts a claim for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9.VTBH believes that the plaintiffs’ claims against it are without merit and intends to vigorously defend itself in litigation. As of March 31, 2014, Parametric is unable to estimate a possible loss or range of possible loss in regards to this matter; therefore, no litigation reserve has been recorded in the consolidated financial statements.

Parametric Sound Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME

(in thousands)
Balance at December 31, 2013	$105
Foreign currency exchange adjustments	128
Balance at March 31, 2014	$233

11. NET LOSS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders:

	Quarter Ended	Quarter Ended
	March 31, 2014	March 31, 2013
	(in thousands, except per-share data)
Numerator:
Basic and diluted:
Net Loss	$(2,906)	$(2,304)
Basic:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic	33,715	12,700
Diluted:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic	33,715	12,700
Added weighted-average effect of dilutive securities	—	—
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted	33,715	12,700
Net loss per share:
Basic	$(0.09)	$(0.18)
Diluted	$(0.09)	$(0.18)

As described in Footnote 1 - Organization and Description of the Business, current period and historical weighted-average shares amounts reflect the application of a 0.35997 conversion ratio to historical VTBH share, and weighted-average share amounts. For the quarter ended March 31, 2013, weighted-average shares used in computing net loss per share are for Turtle Beach common shares only in conformity with U.S. GAAP reporting standards.

The following weighted-average shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive.

	Quarter Ended	Quarter Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Stock options to purchase common stock	5,664	3,658
Warrants to purchase common stock	51	—
Unvested restricted stock awards	4	—
Total	5,719	3,658

Parametric Sound Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. INCOME TAXES

In order to determine the quarterly provision for income taxes, Parametric uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which Parametric operates. To the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year, Parametric determines the quarterly provision for income taxes based on actual year-to-date income (loss). Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Income tax benefit for the quarter ended March 31, 2014 was $5.8 million, resulting in an effective benefit rate of 70.0%. Parametric’s effective tax rate at March 31, 2014 differs from the United States federal statutory rate of 35% mostly due to permanent differences relating to non-deductible transaction costs and non-deductible interest on the Series B Preferred Stock.
Income tax expense for the quarter ended March 31, 2013 was $0.3 million, resulting in an effective tax expense rate of 12.9% , which differs from the expected federal statutory rate primarily due to non-deductible interest on the Series B Preferred Stock.

As a result of the Merger and legacy NOLs of Parametric, Parametric has a NOL of approximately $13.0 million which is available to offset future taxable income, subject to IRS code Section 382 limitations on actual usage. Parametric has not recorded a valuation allowance against the related deferred tax asset because it is considered more likely than not that the company will have future taxable income sufficient to utilize its deferred tax assets.

Parametric is subject to income taxes domestically and in various foreign jurisdictions. Significant judgment is required in evaluating Parametric’s uncertain tax positions and determining its provision for income taxes. As of March 31, 2014, Parametric had uncertain tax positions of $1.5 million. Parametric recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. Parametric did not incur any material interest or penalties related to income taxes in any of the periods presented. Parametric does not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.

On September 19, 2013, the Internal Revenue Service issued final regulations under sections 162(a) and 263(a) of the Internal Revenue Code pertaining to the treatment of amounts paid to acquire, produce or improve tangible property. Parametric is currently analyzing how it will be affected by the regulations but does not anticipate any material impact on its financial statements.

Parametric files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. Parametric’s consolidated federal tax return for 2012 is currently under examination. The federal tax years open under the statute of limitations are 2010 through 2012, and the state tax years open under the statute of limitations are 2009 through 2012.

13. GEOGRAPHICAL INFORMATION

The following table represents total net revenues based on where customers are physically located:

	Quarter Ended	Quarter Ended
	March 31, 2014	March 31, 2013
	(in thousands)
United States	$27,085	$22,809
Europe	9,790	4,516
Other	1,413	2,208
Total revenues	$38,288	$29,533

Revenues earned in the United Kingdom comprised $9.5 million and $3.5 million for the quarters ended March 31, 2014 and 2013. No other country outside of the United States comprised 10% or greater of total revenues for the quarters ended March 31, 2014 and 2013.

Parametric Sound Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

14. RELATED PARTY
Subordinated Notes
On August 30, 2013, VTBH issued $10.0 million of subordinated notes (the “August Notes”) to Juergen Stark, VTBH’s chief executive officer, Ronald Doornink, a director of VTBH, and SG VTB Holdings, LLC (“SG VTB”), VTBH’s largest shareholder. The August Notes bear interest at a rate of (i) 10% per annum for the first year and (ii) 20% per annum for all periods thereafter, with interest accruing and being added to the principal amount of the August Notes quarterly. Principal and interest on the August Notes are due upon maturity of the August Notes, which shall occur on the one year anniversary of the later of (i) the term loan maturity date under VTBH’s former loan and security agreement or (ii) the revolving line of credit termination date thereunder. The proceeds from the August Notes were used to repay an equivalent portion of VTBH’s then outstanding term loans.

In connection with the Third Amendment of VTBH’s former loan and security agreement, on January 15, 2014, VTBH issued an additional $7.0 million subordinated note (the “January Note”) to SG VTB, the proceeds of which were applied against the outstanding balance of the term loan under the former loan and security agreement. The January Note bears interest at a rate of (i) 10% per annum until December 31, 2014 (which is the maturity date of the January Note) and (ii) 20% per annum for all periods thereafter, with interest accruing and being added to the principal amount of the January Note quarterly. The other terms of the January Note are substantially similar to the terms of the August Notes.

15. STOCK-BASED COMPENSATION
Parametric recognized stock-based compensation for employees and non-employees in connection with the 2011 Equity Incentive Plan (the "2011 Plan") in the accompanying consolidated statements of operations as follows:

	For the Quarter Ended March 31,
	2014	2013
	(in thousands)
Cost of revenue	$30	$20
Selling and marketing	120	75
Product development	206	65
General and administrative	693	548
Total stock-based compensation	$1,049	$708

Determination of Fair Value
The estimated grant date fair value of stock-based awards granted was calculated using the Black-Scholes option-pricing model, based on the assumptions discussed below:

For the Quarter Ended
March 31, 2014
Expected term (in years)	6.1 - 6.3
Risk-free interest rate	1.9% - 2.0%
Expected volatility	49.7% - 49.8%
Dividend rate	0%
Each of these inputs is subjective and generally requires significant judgment to determine.

Parametric Sound Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

2011 Plan
In January 2011, VTBH adopted the 2011 Plan that covers certain employees, consultants and directors of Parametric who are entitled to stock options and restricted stock, as applicable, pursuant to the provisions of respective award agreements. The 2011 Plan is shareholder-approved and was terminated as to new grants at the Merger when there were options on 3,960,783 shares outstanding.
Stock options are time-based and exercisable within ten years of the date of grant, but only to the extent they have vested. The options generally vest as specified in the option agreements or upon a change in control of Parametric, subject to continued employment with Parametric. In the event participants in the 2011 plan cease to be employed or engaged by Parametric, then all of the options would be forfeited if they are not exercised within 90 days.
2013 Plan

On October 30, 2013 the Board of Directors adopted, and on December 27, 2013 the stockholders approved, the 2013 Stock-Based Incentive Compensation Plan (the “2013 Plan”), that became effective upon consummation of the Merger on January 15, 2014. The total number of shares of common stock authorized for grant under the 2013 Plan is 2,250,000 shares plus 122,000 shares authorized to be granted but not issued under Parametric’s prior 2012 Plan, plus any shares that may become available through forfeitures or otherwise terminate under the 2012 Plan. Parametric’s 2012 Plan terminated as to new grants at the Merger but existing options outstanding as of the Merger continued.

Parametric also had outstanding options to purchase up to 19,500 shares of the Company’s common stock at March 31, 2014 that were granted outside of the stock plans as an inducement grant in accordance with NASDAQ rules.

Shares Available for Grant

The following table presents the stock activity and the total number of shares available for grant as of March 31, 2014:

(in thousands)
Balance at December 31, 2013	1,439
VTBH 2011 Plan terminated at Merger	(1,439)
2013 Plan adopted at Merger	2,372
Options granted	(947)
RSAs granted	(6)
Balance at March 31, 2014	1,419

Parametric Sound Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2013	3,960,783	4.70	8.45	3,031,094
Granted	947,327	15.63
Assumed in acquisition	1,392,854	6.02
Exercised	(127,179)	4.60
Forfeited	(52,752)	—
Outstanding at March 31, 2014	6,121,033	6.92	7.96	48,829,243
Vested and expected to vest at March 31, 2014	6,121,033	6.92	7.96	48,829,243
Exercisable at March 31, 2014	2,769,932	4.50	5.81	26,592,151
As described in Footnote 1 - Organization and Description of the Business, option share and exercise prices, reflect the application of the 0.35997 conversion ratio pursuant to the Merger Agreement, to historical VTBH share, and weighted average share amounts.
The weighted average grant date fair value of options granted during the three months ended March 31, 2014 was $8.60.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $1.3 million for the three months ended March 31, 2014.
The total estimated grant date fair value of employee options vested during the three months ended March 31, 2014 was $4.6 million. As of March 31, 2014, total unrecognized compensation cost related to non-vested stock options granted to employees was $13.0 million. These costs will be amortized on a straight-line basis over a weighted average vesting period of 2.7 years.

Restricted Stock Awards Activity

	RSAs outstanding	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	—	$—
Granted	6,396	15.63
Unvested at March 31, 2014	6,396	15.63
Expected to vest at March 31, 2014	6,396	$15.63
As of March 31, 2014 total unrecognized compensation cost related to the unvested Restricted Stock Awards ("RSA") granted to members of the Board of Directors was $0.1 million. This cost will be amortized on a straight-line basis over a weighted average vesting period of 3.8 years.

Phantom Equity Activity

In November 2011, VTBH adopted a 2011 Phantom Equity Appreciation Plan that covers certain employees, consultants, and directors (“Participants”) of VTBH who are entitled to phantom units, as applicable, pursuant to the provisions of respective award agreements. This Phantom Equity Appreciation Plan is shareholder-approved, which permits the granting of phantom units to VTBH’s Participants of up to 1,500,000 units. Said units are not exercisable or convertible into actual shares of Parametric Common Stock but give the holder a right to receive a cash bonus equal to the appreciation in value between the exercise price and value of the Parametric Common Stock at the time of a change in control event as defined in the plan.

Parametric Sound Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

As March 31, 2014 and 2013, 1,255,280, and 1,357,410 phantom units at a weighted-average exercise price of $1.58 and $0.97 have been granted and are outstanding. Because these phantom units are not exercisable or convertible into common shares, said amounts and exercise prices were not subject to the exchange ratio provided by the Merger agreement. As of March 31, 2014 compensation expense related to the Phantom Equity Appreciation Plan units remained unrecognized because as of those dates a change in control, as defined in the Plan, had not occurred.

16. SUBSEQUENT EVENTS

Equity Offering

On April 24, 2014, Parametric entered into an Underwriting Agreement (the “Underwriting Agreement”) with Needham & Company, LLC, as representative for the several other underwriters named therein, relating to an underwritten public offering (the “Offering”) of 4,000,000 shares of its Common Stock, at a price to the public of $10.00 per share (the “Offering Price”). Under the terms of the Underwriting Agreement, Parametric also granted the underwriters a 30-day option to purchase up to an additional 600,000 shares of Common Stock at the Offering Price less the underwriting discount and estimated offering expenses payable by Parametric. On April 29, 2014, Parametric received net proceeds from the Offering of approximately $35.6 million after deducting the underwriting discount and estimated offering expenses payable by Parametric. Parametric intends to use the net proceeds from the Offering to repay certain indebtedness and for working capital and other general corporate purposes. The shares were delivered to the underwriters on April 29, 2014.

The offering was made pursuant to the Parametric’s effective registration statement on Form S-3 (Registration Statement No. 333-188389) previously filed with the Securities and Exchange Commission and a preliminary and final prospectus supplement thereunder.

Partial Repayment of Bank of America Facility

On April 30, 2014, Parametric repaid $10.0 million of debt outstanding under the Loan Agreement as contemplated upon the occurrence of a public offering or Liquidity Event, as defined therein. The Loan Agreement permits Parametric to immediately re-borrow these funds, subject to accounts receivable- and inventory-based borrowing availability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Prospectus Supplement filed with the Securities Exchange Commission on April 24, 2014. This discussion and analysis contains forward-looking statements that are based on the beliefs, as well as assumptions made by, and information currently available to, its management. Actual results could differ materially from those discussed in or implied by forward-looking statements for various reasons.
Business Overview
Parametric Sound Corporation (the "Company") is an audio technology company that markets innovative products under the Turtle Beach and HyperSound brands. The Company designs and markets premium audio peripherals for video game consoles, personal computers and mobile devices under the Turtle Beach brand (TurtleBeach.com), including officially-licensed headsets for the next-generation Xbox One and PlayStation 4 consoles. Under the HyperSound brand (HyperSound.com), the Company markets pioneering directed audio solutions that beam sound to a specific listening area without the ambient noise of traditional speakers. HyperSound has applications in digital signage and kiosks, consumer electronics and health care. The Company’s mission is to utilize innovative technology to create exceptional audio experiences across a wide range of consumer and commercial applications.
On January 15, 2014, Parametric Sound Corporation completed a merger (the "Merger") with VTB Holdings, Inc. ("VTBH"), which operates the Turtle Beach business. The Merger resulted in a company with a new investment profile and unaudited pro forma combined net revenue of $179 million for the year ended December 31, 2013. The Company's stock is traded on NASDAQ under the symbol HEAR (formerly PAMT) and the Company anticipates changing its legal name from Parametric Sound Corporation to Turtle Beach Corporation in May of 2014.
Audio technology and digital signal processing are core competencies of the combined companies, and we intend to leverage these competencies to continue to expand both our headset and HyperSound product portfolios. We consider continued innovation and state-of-the-art product development key factors to our future success. The Merger combined the unique intellectual property and HyperSound product platform of Parametric Sound Corporation with the commercialization skills and resources of Turtle Beach, including proven product design, product development, supply chain management, sales and marketing. We believe that the strength of the Turtle Beach headset business provides a strong foundation that will enable us to invest in the advancement and commercialization of HyperSound.
Headset Business Overview
Turtle Beach is a leading designer, developer and marketer of premium audio peripherals for video game console, handheld console, personal computer and mobile platforms. Turtle Beach launched its first gaming headset in 2005, and played a significant role in developing the market for advanced gaming headsets. Today’s consumers know Turtle Beach for advanced gaming headsets, which allow video game players to experience high-quality, immersive surround sound and to communicate with others while playing video games. Turtle Beach is the only gaming headset company that is officially licensed by all three major gaming consoles platforms – Microsoft Xbox, Sony PlayStation and Nintendo Wii. In addition, Turtle Beach has licensing agreements with major software and entertainment brands, including Activision, Blizzard, Disney and Marvel to create co-branded headsets with popular franchises, such as Call of Duty® and Star Wars. Turtle Beach believes that its licensing agreements with leading console and software companies provide a competitive advantage and build brand awareness. Turtle Beach branded headsets are now distributed in 44 countries across North America, South America, Europe, the Middle East, Africa, Australia, and Asia. The headsets are sold at more than 27,000 storefronts, including major retailers such as Amazon, Apple, Best Buy, GameStop, HMV, Target and Walmart.
We believe that the primary growth drivers for our console gaming headset business are:
• Cumulative sales of 163 million consoles, in the aggregate, of Xbox 360, Xbox One, PlayStation 3, and PlayStation 4 consoles as of year-end 2013, as estimated in the March 2014 DFC Intelligence: Worldwide Console Forecast;
• Projected sales of next-generation Xbox One and PlayStation 4 consoles, which are forecasted to reach 149 million cumulative units by 2018, as estimated in the March 2014 DFC Intelligence: Worldwide Console Forecast;

• The increase in multiplayer online gaming, whether console-, mobile-, or PC-based, in which a gaming headset provides the additional benefit of being a communication device;
• The launch of new console video game titles, which we believe increases foot traffic into retail stores and lifts console gaming headset sales; and
• The installed base of more than 7 million Turtle Beach headsets, which we expect to drive upgrades and replacements.
Business Trends
The gaming industry experienced a cyclical event in 2013 as Microsoft and Sony each introduced new consoles for the first time in eight years. Turtle Beach’s gaming headset business was materially impacted in 2013 by the beginning of this multi-year transition from sixth generation consoles to seventh generation consoles. After Sony announced the PlayStation 4 in February 2013 and Microsoft announced the Xbox One in May 2013, consumers began delaying gaming purchases in advance of the introduction of the new consoles, negatively impacting global sales of console hardware and software.
Turtle Beach focused in 2013 on investment and consolidation with the goal of positioning itself for renewed growth in 2014. Turtle Beach increased spending and investment in personnel and infrastructure to enter or strengthen its position in new geographic regions and expand the product line into areas outside of console gaming headsets. In October 2013, Turtle Beach launched a new line of wireless media headsets as part of its strategy to broaden its base of users from console gaming headsets to headsets for music, movies, and mobile gaming. In addition, Turtle Beach signed a licensing agreement with Microsoft to create audio solutions for the Xbox One.
The consumer response to Xbox One and PlayStation 4 has been overwhelmingly positive, creating a growing installed base of users and a market for next generation headsets. We believe we are well positioned to benefit from the anticipated growth in the segment as consumers purchase new consoles over the next three years and beyond. DFC Intelligence estimates Xbox One cumulative sales will increase approximately 23 times from a base of 2.8 million in 2013 to 63 million in 2018, and estimates PlayStation 4 cumulative sales will increase approximately 21 times from a base of 4.2 million to 86 million over the same period. In addition, industry analysts expect Microsoft and Sony to continue to support their current generation consoles over the next few years and, as a result, we anticipate that there will continue to be a significant market through 2014 for our headsets that are compatible with Xbox 360 and PlayStation 3.
Seasonality
Our gaming headset business is seasonal with a significant portion of sales and profits typically occurring around the holiday period. Historically, more than 50% of Turtle Beach’s revenues are generated during the period from September through December as new headsets are introduced and consumers engage in holiday shopping.
PlayStation 4 console launch
In preparation for the launch of the PlayStation 4 in November 2013, we introduced two headsets designed for the new console, the P4C and PX4. In addition, we aggressively marketed many current generation headsets in our portfolio that were also compatible with the new console. As a result, sales of PlayStation 4 compatible headsets played a large role in Turtle Beach’s improved performance at the end of 2013, which carried over to the first quarter of 2014.
Xbox One console launch
At this time, Turtle Beach remains one of only two announced audio companies currently licensed and approved by Microsoft to develop and sell Xbox One compatible audio products. In order for headsets to receive integrated voice and chat audio from the Xbox One, a Microsoft proprietary hardware adapter is required. Due to the inclusion of this proprietary adapter, older headsets lacking a license from Microsoft, including older Turtle Beach headsets, are not compatible with the Xbox One without the separately purchased adapter.
In October 2013, Microsoft informed Turtle Beach that the adapter and software created by Microsoft and required to enable full headset functionality on the Xbox One would not be implemented until the first quarter of 2014. As a result, Turtle Beach deferred the launch of its XO Four and XO Seven headsets until the first quarter of 2014.

Turtle Beach launched the first-ever Xbox One compatible headsets on March 6, 2014. Consumer reaction to the new headsets -- the XO FOUR, XO SEVEN and Titanfall Atlas -- has been positive, which helped Turtle Beach achieve a 74% dollar share of Xbox One headsets in the first quarter of 2014 according to sales tracking data from the NPD Group, Inc.
Investments in People and Infrastructure
Turtle Beach’s net revenues have more than doubled from 2010 to 2012 and it has continued to invest in building internal capabilities, including the hiring of new executives, significantly expanding the number of internal product development, product management, and operational personnel, and increasing marketing expenditures and investment in retail selling displays. In addition, Turtle Beach acquired a United Kingdom based distributor, Lygo International Limited (now Turtle Beach Europe Ltd) in October 2012, which added sales and marketing staff and expenses as well as warehouse and distribution facilities. We intend to continue to invest in internal capabilities to support longer term growth.
Geographic Expansion
Turtle Beach has a strong market position in North America, United Kingdom, and Australia. Turtle Beach is also one of the top gaming headset providers in the rest of Europe but believes there is further opportunity for growth. Asia, in particular China, and Latin America are viewed by the Company as additional long-term growth opportunities. The Company intends to continue investing in a stronger presence and growth in these regions.
Total points of distribution is a standard retail trade term used to summarize distribution breadth by multiplying the number of retail outlets selling a product by the number of those products in each location. It takes into account how widely products are available and how many items are available. Points of distribution for Turtle Beach headsets nearly tripled overall from 2011 to 2013, increasing from approximately 128,000 to approximately 370,000. The international growth rate over the three-year period was 490%, with points of distribution increasing from approximately 27,000 to 159,000.
Product Portfolio
Turtle Beach offers a variety of headsets at retail price points ranging from $30 to $300 and has offerings across all major gaming platforms. As gaming consoles have evolved from dedicated video game platforms to home entertainment hubs, and mobile devices have become platforms for entertainment, we have continued to evolve our Turtle Beach headsets to reflect how content is consumed. For example, in October 2013, we introduced media headsets, the iSeries, that can bring sophisticated audio processing technology to consumers watching movies or listening to music, as well as playing video games. These new headsets are available at Apple retail stores, with expanded distribution anticipated later in 2014. While the stereo headphone category is large and very competitive, Turtle Beach management believes that the availability of the iSeries in Apple stores and the underlying technology innovation in the products will be an important catalyst for expanding its consumer base. This initiative represents an investment of over $3 million in product development and marketing in 2013.
HyperSound Business Overview

Technology Target Markets
Several innovations have made HyperSound a distinctly different technology from previous utltrasonic audio solutions. These patent-protected innovations provide a competitive advantage over other solutions in the marketplace. Digital signal processing has significantly improved audio quality and frequency response, electronics advancements have enabled the use of low voltage cables and lowered overall power consumption, and innovations in emitter panel design have improved the ratio of audio volume to panel size, allowing for the production of much smaller panels. Combined, these improvements open the door to the use of HyperSound in a host of commercial and consumer applications that was closed to past ultrasonic sound technologies.
We are currently focusing our product development efforts for HyperSound-based products in the following three areas: commercial, health care and consumer applications. We are also pursuing licensing opportunities in addition to the products we are commercializing.

Commercial Applications
Among potential commercial applications, we are currently marketing our HyperSound technology to retailers and audio-visual integrators for use in settings where directed audio and sound zones are beneficial, such as digital signage and interactive retail displays. Digital signage is a growing form of direct advertising, capturing an increasing share of advertising spending. Restaurants, banking, retail outlets, museums and other outlets and organizations employ commercial displays to communicate with patrons, many of which currently have no audio. Interactive retail displays and related computer terminals such as ATMs, power applications for communication, commerce, entertainment and education. Electronic gaming and casino slot machines are also becoming increasingly sophisticated computerized entertainment devices. We believe the ability to focus sound on the user in front of such displays or devices, while limiting or removing sound disruption outside the listening area, offers utility unavailable with traditional speakers. HyperSound creates discrete in-store promotional audio zones that offer a personal experience to an individual while preventing noise pollution that could be heard by surrounding customers.
Health Care
We believe our research studies, including preference testing and clinical trials, demonstrate that HyperSound technology offers improved comprehension of audio for persons with varying types of hearing impairments by delivering higher volume and clarity of audio to hearing impaired listeners when compared to a conventional acoustic speaker. In February 2014, we received clearance from the U.S. Food and Drug Administration, or FDA, for the marketing of the HyperSound audio system as a hearing improvement device. We are focused on bringing a product to market that will have a positive impact on the quality of life for people with certain hearing disabilities. With over 48 million people in the United States experiencing hearing impairments, we believe hearing health represents a strong opportunity for us, and that our technology will fill a need in the market.
Consumer Applications
Our HyperSound technology has the potential to be developed into consumer products for various applications, including computers, video game consoles, televisions, home theater and home audio. With the advent of flat panel displays for use in televisions and mobile devices, manufacturers have been focused on creating thinner products often at the expense of sound quality. We believe this has created an opportunity to develop integrated and companion HyperSound products that improve the audio experience by providing immersive 3D sound. We believe that our ability to create a 3D sound image from two thin emitters, compared to a five- or seven-speaker surround sound set-up using conventional speakers will deliver a compelling and enhanced audio experience for consumers.
Basis of Presentation
Merger Agreement
On January 15, 2014, VTB Holdings, Inc. ("VTBH") and Parametric Sound completed the merger of Paris Acquisition Corporation ("Merger Sub") with and into VTBH in accordance with the terms and conditions of the Merger Agreement, dated August 5, 2013 (the "Merger Agreement"), by and among Parametric Sound, VTBH and Merger Sub (the "Merger"). As a result of the Merger, VTBH, the surviving entity in the Merger, became a wholly-owned subsidiary of Parametric Sound. For accounting purposes, the Merger was treated as a “reverse acquisition” and VTBH was considered the accounting acquirer. Parametric Sound Corporation is operating under the Turtle Beach management team, and its Board of Directors consists of two former Parametric Sound directors and five directors selected by Turtle Beach. Accordingly, Turtle Beach's historical results of operations will replace Parametric Sound’s historical results of operations for all periods prior to the Merger, and for all periods following the Merger, the results of operations of both companies will be included in Parametric Sound’s financial statements. Prior to the Merger, Parametric Sound had a September 30 fiscal year end, which was subsequently changed to a December 31 calendar year end after the Merger.
In connection with the Merger, Parametric Sound Corporation issued to the former holders of VTBH common stock and Series A Preferred Stock an aggregate of 30,227,100 shares of Parametric Sound common stock, par value $0.001 per share ("Parametric Sound Common Stock"). The number of shares of Parametric Sound Common Stock issued was computed in accordance with a formula specified in the Merger Agreement using an exchange ratio of 0.35997 shares of Parametric Sound Common Stock for every one share of VTBH common stock or Series A Preferred Stock. In addition, in accordance with the terms of the Merger Agreement, all outstanding options to purchase shares of VTBH common stock were converted into options to purchase shares of Parametric Sound Common Stock that were assumed by Parametric Sound Corporation. These newly issued shares of Parametric Sound Common Stock, together with the converted options, represented approximately 80%

of the total issued and outstanding shares of Parametric Sound Common Stock, on a fully-diluted basis, as of the closing date of the Merger.
Revenue
Prior to the Merger, the Company's historical revenues were primarily derived from the sale of gaming headsets and accessories, including replacement parts for gaming headsets and audio cables. During 2014, revenues will also include the sale of HyperSound products for commercial, health care and consumer applications.
During 2013, the majority of the Company's revenues were derived from sales of headsets designed primarily for use with the Xbox and PlayStation consoles. The majority of the Company's products are distributed domestically to specialty retailers of consumer electronics, superstores, online retailers and wholesalers, and internationally through TB Europe and to wholesalers. Products are also sold directly to consumers through the Company’s website. International sales are generally shipped directly from the Company’s suppliers in China to international wholesalers.
We recognize revenue when all of the following criteria are met: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which the services will be provided; (2) services have been provided or delivery has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Collectability is assessed based on a number of factors, including the creditworthiness of a customer and transaction history.
Net revenues are influenced by numerous factors such as product volume and mix, pricing, geographic mix, foreign currency exchange rates, the mix between sales to resellers and end users and adjustments for sales returns, price protection programs and co-op programs.
Cost of Revenue and Gross Profit
The Company's cost of revenue primarily consists of manufacturing costs associated with its headsets and subsequent to the merger, manufacturing costs associated with production of HyperSound products. Cost of revenue also includes costs for product royalties, warranty expense, logistics and facilities costs, freight and personnel costs (including stock compensation expenses). Gross profit percentage is influenced by numerous factors such as product volume and mix, pricing, geographic mix, the mix between sales to resellers and end-users, third-party costs (including both raw material and manufacturing costs), warranty costs and charges related to returns and customer promotional programs.
Operating Expenses
The Company's significant operating expenses are selling and marketing, research and development, and general and administration. The components of sales and marketing expenses include trade shows and events, promotions, salaries and benefits, direct media advertising, in-store advertising and interactive retail displays. Personnel expenses are the largest category of expense and include salaries, benefits, bonuses, sales commissions and stock-based compensation expense.
Selling and Marketing Expenses. Selling and marketing expenses are the Company's largest functional category of total operating expense. These expenses primarily consist of media and advertising, which include online search engine optimization, investment in retail sales displays and tradeshows. Expenses also include salaries and benefits related to the Company's worldwide direct sales force, sales commissions, travel and entertainment costs, sales support, sales development and outside sales consultants. The Company plans to continue to invest in sales and marketing efforts, including a plan to increase the number of sales personnel worldwide in order to expand reach in international markets as well as to expand the HyperSound businesses. In addition, the Company intends to continue to grow its marketing and promotional expenditures to build brand awareness for both Turtle Beach and HyperSound brands.
Research and Development Expenses. Research development expenses are costs related to the development and enhancement of the Company's Headset and HyperSound related products. These expenses consist of salaries and benefits, information technology, consulting, engineering samples and prototypes and allocation of facility-related costs. The Company expects its development costs to increase in absolute dollars as it continues to expand product offerings and its global reach.
General and Administrative Expenses. General and administrative expenses consist primarily of salaries and benefits, professional fees and depreciation. General and administrative personnel costs include the Company's executive, finance, human resources, information technology and external legal functions. Professional fees consist primarily of accounting, tax, legal, recruiting and other consulting costs, including costs associated with being a public company.

Business Transaction Costs. Business transaction costs consist primarily of legal, accounting and investment banker fees associated with the Merger transactions. Costs include legal costs related to due diligence, contract reviews and preparation of SEC documents, accounting and public company readiness costs related to the increased requirements for operating as a public company, accounting firms review and audit of transaction related SEC filings, and fees paid to investment bankers including fairness opinions and success bonuses upon close of the Merger.
Other Expense, net
Other Expense, net, is comprised of the following items:
Interest expense consists primarily of cash interest expense on the Company's revolving credit facility, term loan, non-cash interest on subordinated notes and Series B preferred Stock and amortization of financing costs.
Other expense consists primarily of foreign currency exchange gains and losses. The Company's foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. The Company expects its foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates. Other expenses also include derivatives to partially offset exposure to foreign currency exchange risk.
Provision for Income Taxes
The provision for income taxes consists of federal and state income taxes in the United States, income taxes in certain foreign jurisdictions and deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and includes uncertain tax positions. Earnings from the Company's non-U.S. activities are subject to local country income taxes and may be subject to U.S. income taxes.
Results of Operations
The following table sets forth the Company’s statement of operations for the periods presented:

	Quarter Ended	Quarter Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Net Revenue	$38,288	$29,533
Cost of Revenue	26,012	20,908
Gross Profit	12,276	8,625
Operating expenses:
Selling and marketing	7,000	5,706
Research and development	1,998	887
General and administrative	3,573	2,370
Business transaction costs	4,228	—
Total operating expenses	16,799	8,963
Operating loss	(4,523)	(338)
Other (income) expense, net:
Interest expense	4,240	1,314
Other (income) expense, net	(25)	389
Total other expense, net	4,215	1,703
Loss before (benefit) provision for income taxes	(8,738)	(2,041)
(Benefit) provision for income taxes	(5,832)	263
Net loss	$(2,906)	$(2,304)

Results for the quarter ended March 31, 2013 include the accounts of VTBH only, since VTBH is considered the accounting acquirer in the January 15, 2014 Merger transaction. Results for the quarter ended March 31, 2014 include VTBH and the results of Parametric subsequent to the date of acquisition.
Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013
Net Revenue
Net revenue for the quarter ended March 31, 2014 totaled $38.3 million, or $8.8 million (30%) higher than a year ago. The increase was primarily driven by Xbox One headset revenue. Microsoft delayed gaming headset audio when the Xbox One console was rolled out (November 2013) until March 2014. In late February 2014, the Company began shipping Xbox One headsets on a global basis to position for the release of gaming headset audio on March 11, 2014. The Company is one of two third parties licensed to manufacture and sell headsets for Xbox One today. The Microsoft delay resulted in a deferral of headset sales from the 2013 holiday season into the first half of 2014. In addition, the Titanfall game for Xbox One was released in March, and the Company sells a licensed headset for this multi-player game. The new Playstation and Xbox consoles released in November 2013 have sold over 12 million units total as of April 2014, exceeding industry estimates.
Cost of Revenue
Cost of revenue for the quarter ended March 31, 2014 totaled $26.0 million, or 67.9% of net revenue as compared to 70.8% of net revenue a year ago. The lower cost of revenue on a percent-of-net revenue basis was driven by lower product costs and royalties, driven by product and customer mix, and offset by higher freight-in and warehouse costs associated with positioning Xbox One headsets in retailers in time for Microsoft headset audio release in March.
Selling and Marketing
Selling and marketing expenses for the quarter ended March 31, 2014 totaled $7.0 million, representing an increase of $1.3 million, or 23%, compared to $5.7 million for the quarter ended March 31, 2013. This increase was primarily due to a $0.5 million increase in depreciation expenses primarily related to the expansion of interactive retail display kiosks into two large retailers in the fourth quarter of 2013, $0.5 million increase in salary and benefit expenses, $0.4 million of marketing costs for the HyperSound business and a $0.2 million increase in international marketing costs. These increased expenses were partially offset by, a $0.3 million decrease in advertising expenses.
Research and Development
Research and development expenses for the quarter ended March 31, 2014 total $2.0 million, representing an increase of $1.1 million, or 122%, compared to $0.9 million for the quarter ended March 31, 2013. This increase was primarily due to $0.5 million in costs in HyperSound business, and $0.3 million of expenses related to staff additions made during 2013.
General and Administrative
General and administrative expenses for the quarter ended March 31, 2014 totaled $3.6 million, representing an increase of $1.2 million, compared to $2.4 million for the quarter ended March 31, 2013. The increase was primarily due to a $0.5 million related to additional finance and accounting headcount to support being a public company, $0.4 million in accounting and consulting temporary staffing costs, added to assist with the bank refinancing and equity offering and $0.3 million in expenses related to the HyperSound business.
Business Transaction
Business transaction expenses for the quarter ended March 31, 2014 increased $4.2 million compared to the quarter ended March 31, 2013. The increase was primarily due to investment banker success fees of $2.7 million payable upon the close of the Merger as well as associated legal and accounting fees.
Interest Expense, net
Interest expense, net, increased by $2.9 million for the quarter ended March 31, 2014, as compared to March 31, 2013, primarily due to the increased amortization costs as a result of the write-off of $2.2 million of unamortized debt issuance costs related to the payoff of Turtle Beach's previous credit facility on March 31, 2014. The remaining increase during the quarter ended March 31, 2014 was due to the the addition of the subordinated notes and higher interest rates on the revolver and term loan balance outstanding under the old credit facility that was retired on March 31, 2014.
Income Taxes
Income tax benefit was $5.8 million for the quarter ended March 31, 2014, which represented a decrease of $6.1 million from the income tax expense of $0.3 million for the quarter ended March 31, 2013. The effective tax rate in 2013 was a provision of approximately 70%. The difference between the effective tax rate and the statutory tax rates is primarily related to differences in book and tax treatment of stock based compensation, transaction costs, interest on the Series B Preferred Stock and other non-deductible expenses.
Adjusted EBITDA
Adjusted EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation (non-cash), non-cash amortization of payments to founders and certain business transaction expenses. Management believes Adjusted EBITDA is a useful measure to help evaluate its business, analyze trends, measure performance, prepare financial projections and make strategic decisions.
Management adjusts net income (loss) for business transaction costs from its calculations of Adjusted EBITDA because it believes that such items are not representative of core operations. For the quarter ended March 31, 2014, business transaction costs consisted of acquisition-related costs in the amount of $4.2 million related to the Merger.
We believe Adjusted EBITDA provides useful information to investors about us and our financial condition and results of operations for the following reasons: (i) it is one of the measures used by our board of directors and management team to evaluate our operating performance; (ii) it is one of the measures used by our management team to make day-to-day operating decisions; (iii) the adjustments made in our calculation of Adjusted EBITDA (business transaction costs, payments to our founders, and stock-based compensation) are often viewed as either non-recurring or not reflective of ongoing financial performance or have no cash impact on operations; and (iv) it is used by securities analysts, investors and other interested parties as a common operating performance measure to compare results across companies in our industry by backing out potential differences caused by variations in capital structures (affecting relative interest expense), and the age and book value of facilities and equipment (affecting relative depreciation expense).
The term Adjusted EBITDA is not defined under U.S. generally accepted accounting principles ("U.S. GAAP") and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplemental measure. Some of these limitations include, but are not limited to:
• Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
• Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
• Adjusted EBITDA does not reflect income taxes or the cash requirements for any tax payments; and
• Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Adjusted EBITDA (and a reconciliation to net income (loss), the nearest GAAP financial measure) for the quarters ended March 31, 2014 and 2013 are as follows:

	Quarter Ended	Quarter Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Net loss	$(2,906)	$(2,304)
Interest expense, net	4,240	1,314
Depreciation and amortization	2,051	1,167
Stock-based compensation	1,049	708
(Benefit) provision for income taxes	(5,832)	263
Business transaction costs	4,228	—
Payments to founders	—	527
Adjusted EBITDA	$2,830	$1,675
Adjusted EBITDA increased for the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013 primarily due to increased revenues related to headsets for the Xbox One console.
Liquidity and Capital Resources
The Company has funded its operations and acquisitions in recent periods primarily with its operating cash flows, proceeds from debt financings and invoice factoring.
The table below presents a summary of our cash flows for the quarters ended March 31, 2014 and 2013:

	Quarter Ended	Quarter Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Cash and Cash equivalents at beginning of year	$6,509	$5,219
Net cash provided by operating activities	8,902	24,951
Net cash provided by (used in) investing activities	3,625	(254)
Net cash (used in) financing activities	(13,612)	(27,750)
Effect of foreign exchange on cash	128	—
Cash and Cash equivalents at end of year	$5,552	$2,166
Net cash provided by operating activities
Net cash provided by operating activities was $8.9 million during the first quarter of 2014 compared to $25.0 million during the first quarter of 2013. For the quarter ended March 31, 2014 the cash provided by operating activities consisted primarily of decreases in accounts receivable, inventory and accounts payable of $18.6 million, $8.4 million and $15.8 million, respectively. For the quarter ended March 31, 2013 the cash provided by operating activities consisted primarily of decreases in accounts receivable, inventory, accounts payable and income taxes payable of $45.1 million, $1.9 million, $16.5 million and $8.1 million, respectively.

Net cash provided by (used in) investing activities
Net cash provided by investing activities was $3.6 million during the first quarter of 2014 compared to $0.3 million net cash used during the first quarter of 2013. The net cash provided in the quarter ended March 31, 2014 was principally due to $4.0 million of cash acquired in the merger partially offset by capital expenditures during the period. The net cash used in the quarter ended March 31, 2013 was due to capital expenditures.

Net cash used in financing activities
Net cash used by financing activities was $13.6 million during the first quarter of 2014 compared to $27.8 million during the first quarter of 2013. The net cash used in the quarter ended March 31, 2014 is primarily due to the draw down on the new revolving line of credit of $34.4 million, net payments to close out the legacy term loan and revolving line of credit of $54.2 million as well as the issuance of $7.0 million of additional subordinated debt. The net cash used in the quarter ended March 31, 2013 is due to net repayments of the revolving line of credit and term loan.
Management assessment of liquidity
Management believes that its current cash and cash equivalents, proceeds received from the April 2014 equity offering, and the amounts available under its asset-based credit facility and its cash flows derived from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The Company may explore additional financing sources to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower its cost of capital, which could include equity and debt financings. The Company cannot guarantee that any additional financing will be available on acceptable terms, if at all. If the Company raises additional funds through the issuance of equity or convertible debt, the Company's existing stockholders could suffer significant dilution, and if it raises additional funds through the issuance of debt securities or other borrowings, these securities or borrowings would have rights senior to common stock and could contain covenants that could restrict operations.
Debt Obligation
On March 31, 2014, Parametric and certain of its subsidiaries entered into a new asset based revolving credit agreement (“Loan Agreement”). The Loan Agreement was entered into by and among Parametric, VTB (together with Parametric “US Borrowers”), TB Europe Limited (the “UK Borrower”, and together with the US Borrowers, the “Borrowers”), PSC Licensing Corp. (“PSC”), and VTBH (together with PSC, the “US Guarantors”, and together with the US Borrowers, the “UK Guarantors”); and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner ("Bank of America").
The proceeds of this borrowing were used to repay the existing revolving credit facility in the U.S. and the invoice factoring arrangement in the UK.
The Loan Agreement is a $60,000,000 credit facility with designated sub-facility limits of $50,000,000 for the US Borrowers and $10,000,000 for the UK Borrower. Actual credit availability under the Loan Agreement will fluctuate because it is subject to a borrowing base limitation that is calculated based on a percentage of eligible trade accounts receivable and inventories, the balances of which fluctuate, and is subject to discretionary reserves and revaluation adjustments. The Borrowers may utilize the Loan Agreement for borrowings as well as for the issuance of bank guarantees, letters of credit and other general corporate purposes as defined by the Loan Agreement.
The Loan Agreement matures in 5 years.
Borrowings will bear interest at a rate that varies depending on the type of loan and the Borrower. The interest rate will be calculated using a base rate plus a margin. Depending on the type of loan, the base rate will either be a rate published by Bank of America or the London interbank offered rate ("LIBOR"). The margin will range from 1.00% to 1.50% for U.S. base rate loans and from 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. The Loan Agreement also provides for an unused line fee, letter of credit fees, and agent fees.
If certain availability thresholds are not met, the Loan Agreement requires the Company and its restricted subsidiaries to maintain on a consolidated basis a fixed charge coverage ratio (defined as the ratio, determined on a consolidated basis for the Company and its subsidiaries for the most recent four Fiscal Quarters, of (a) EBITDA minus capital expenditures (except those financed with Borrowed Money other than Revolver Loans) and cash taxes paid (b) Fixed Charges (the sum of cash interest expense plus scheduled principal payments on made on Borrowed Money, Distributions made in cash, and the Permitted Earnout Payment) (as such capitalized terms are defined in the Loan Agreement).

The Loan Agreement also contains affirmative and negative covenants that, subject to certain exceptions, limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and transactions with affiliates and encumber and dispose of assets.
At March 31, 2014, the Company was in compliance with all financial covenants under the Loan Agreement.

Loan and Security Agreement
Term Loan
In October 2010, Turtle Beach entered into a loan and security agreement (the "Loan and Security Agreement") with various financial institutions. The Loan and Security Agreement provided for term loans aggregating to $28.0 million. Turtle Beach’s obligations under this credit facility were secured by a first priority lien against substantially all of Turtle Beach’s assets. The term loans bore interest at the greater of (i) the minimum interest rate of 5.50% or (ii) LIBOR plus 4.0% per annum. Interest was due monthly.
In August 2012, the Loan and Security Agreement was amended and restated to increase the principal amount on the term loans to $45.0 million and to amend the maturity date to August 22, 2015. Turtle Beach drew down $45 million of the term loan in connection with the amendment, of which $22.1 million went to pay off the outstanding balance. The term loans bore interest at Turtle Beach’s option at (i) the Adjusted Base Rate plus the applicable margin ranging from 2.50% to 3.25% as determined by Turtle Beach’s total leverage ratio, or (ii) LIBOR, plus the applicable margin ranging from 3.50% to 4.25%. The Applicable Base Rate is equal to the highest of (a) the Prime Rate as determined by the syndication agent, (b) Federal Funds Rate plus 0.5% and (c) the LIBOR rate plus 1%.
On January 15, 2014, we repaid $7.0 million of the term loan with proceeds from a $7.0 million subordinated note, and on February 28, 2014 we repaid the remaining $7.5 million principal balance with funds from operations, as required by amendments to the Loan and Security Agreement entered into during the first quarter of 2014. See "2014 Amendments" below.
Revolving Line of Credit
In August 2011, the Loan and Security Agreement was amended and restated with various financial institutions to include a $15.0 million revolving line of credit. In August 2012, the Loan and Security Agreement was amended and restated to increase the borrowing capacity on the revolving line of credit to $55.0 million. As part of the amendment, the outstanding balance of $10.0 million was paid off. During the year ended December 31, 2012, subsequent to the amendment, Turtle Beach drew down $38.0 million on the revolving line of credit. The maturity date on the revolving line of credit was amended to August 22, 2015. The revolving line of credit was subject to limitations based on specific percentages of eligible accounts receivables and inventory and bore interest at Turtle Beach’s option at (i) the Adjusted Base Rate plus the applicable margin ranging from 2.50% to 3.25% as determined by its total leverage ratio, or (ii) LIBOR, plus the applicable margin ranging from 3.50% to 4.25%. The Applicable Base Rate is equal to the highest of (a) the Prime Rate as determined by the syndication agent, (b) Federal Funds Rate plus 0.5% and (c) the LIBOR rate plus 1%.
2013 Amendments to Term Loan and Subordinated Notes
Turtle Beach entered into amendments to the Loan and Security Agreement in July 2013 and August 2013 (the "2013 Amendments"). The 2013 Amendments waived certain defaults of the fixed charge coverage ratio by Turtle Beach, and also provided for a new minimum EBITDA financial covenant, modifications of the fixed charge coverage ratio and maximum total leverage ratio for periods ending on or after September 28, 2013, and a modification of annual clean-down requirements with which Turtle Beach would need to comply in order to provide for an increase in the eligible amount outstanding under the facility. In addition, the 2013 Amendments amended the interest rate on the outstanding term loans under the Loan and Security Agreement and required Turtle Beach to issue $10.0 million of subordinated notes to reduce the outstanding borrowings on the term loan. In August 2013, Turtle Beach issued $10.0 million of subordinated notes to certain affiliated investors, including SG VTB Holdings, LLC, Turtle Beach’s chief executive officer and a director of Turtle Beach.
On January 15, 2014 we issued an additional $7.0 million of subordinated notes on similar terms and used the proceeds to pay off an equivalent amount of term loan debt under the loan and Security Agreement.

2014 Amendments
On January 15, 2014, in connection with the consummation of the Merger, Parametric became an obligor and guarantor under the Loan and Security Agreement, and the Company entered into an amendment to the Loan and Security Agreement to (i) allow the Company to incur an additional $7.0 million of subordinated indebtedness, (ii) provide for the repayment of the term loan portion of the facility by February 28, 2014, (iii) change the maturity of the revolving line of credit portion of the facility to September 27, 2014, (iv) reduce the commitments under the revolving line of credit to $35.0 million after March 1, 2014, (v) increase the margin pursuant to which interest on outstanding amounts under the Loan and Security Agreement was calculated by 0.75%, and (vi) modify the financial covenants contained in the Loan and Security Agreement.

On March 13, 2014, the Company entered into an amendment to the Loan and Security Agreement to (i) increase the maximum principal amount of the lenders’ revolving loan commitment between February 28, 2014 and April 15, 2014 from $35 million to approximately $39 million, (ii) provide that the borrowers, on or prior to April 15, 2014, would reduce the aggregate dollar amount of revolving loans outstanding under the Loan and Security Agreement to the lesser of $35 million or the Company’s borrowing base (calculated in accordance with the terms of the Loan and Security Agreement) as of such date, (iii) waive the Company’s obligation to deliver certain certificates regarding its liquidity and borrowing base for the fiscal month ended February 28, 2014, and to specify the delivery date of such certificates during March 2014 and April 2014, (iv) eliminate a requirement that the borrowers reduce the aggregate dollar amount of revolving loans and swing loans outstanding under the Loan and Security Agreement to an amount no greater than $25 million for a thirty consecutive day period during the first fiscal quarter of each fiscal year, and (v) eliminate the lenders’ obligation to make additional revolving loan commitments after February 28, 2014.
Invoice Factoring
Prior to March 31, 2014, Parametric's UK Subsidiary ("TB Europe") had an accounts receivable factoring arrangement with a third-party financial institution in order to accelerate its cash collections from product sales. This arrangement involved the transfer of ownership of eligible trade accounts receivable up to a maximum of £5.0 million at any time, without recourse, to the third-party financial institution in exchange for cash.
As of December 31, 2013, TB Europe sold trade accounts receivable of approximately $5.7 million to the third-party financial institution, which was netted against accounts receivable on the Company’s balance sheet. .
The invoice factoring arrangement was terminated on March 31, 2014, and related borrowings were fully paid with proceeds from the Loan Agreement described above.
Series A convertible stock
In conjunction with the Merger, $24.4 million principal amount of the Series A convertible stock was converted into shares of our post-Merger common stock pursuant to an exchange ratio as specified in the Merger Agreement.
Series B redeemable preferred stock
In September 2010, Turtle Beach issued 1,000,000 shares of its Series B Preferred Stock with a fair value of $12.4 million. Turtle Beach is required to redeem the Series B Preferred Stock on the earlier to occur of September 28, 2030, or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $14.0 million and $13.7 million as of March 31, 2014 and December 31, 2013, respectively.
Critical Accounting Policies and Recent Accounting Pronouncements
The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP and include its accounts and the accounts of its wholly-owned subsidiaries. The preparation of these consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. The Company's management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances.

Different assumptions and judgments would change the estimates used in the preparation of the Company's consolidated financial statements, which, in turn, could change the results from those reported. The Company's management evaluates its estimates, assumptions and judgments on an ongoing basis.
Refer to Note 2 - Summary of Significant Accounting Policies in our Prospectus Supplement filed with the SEC on April 24, 2014.
Off-Balance Sheet Arrangements
Off balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity for which the Company has an obligation to the entity that is not recorded in the consolidated financial statements. The Company does not have any significant off-balance sheet arrangements.
Contractual Obligations
The Company's principal commitments primarily consist of obligations for minimum payment commitments to leases for office space, Turtle Beach’s term loan and revolving line of credit. As of March 31, 2014, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
	(in thousands)
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Contractual Obligations: (1)
Operating lease obligations (2)	$3,566	$886	$1,259	$1,098	323
Series B redeemable preferred stock (3)	51,928	—	—	—	51,928
Principal payments on long term debt (4)	34,490	34,490	—	—	—
Due to shareholders	3,125	3,125	—	—	—
Subordinated notes (5)	17,737	17,737	—	—	—
Total	$110,846	$56,238	$1,259	$1,098	$52,251
(1) Contractual obligations exclude tax liabilities of $1.5 million related to uncertain tax positions because Turtle Beach is unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
(2) Operating lease agreements represent the Company's obligations to make payments under non-cancelable lease agreements for its facilities.
(3) In September 2010, Turtle Beach issued shares of its Series B Preferred Stock. If the Series B Preferred Stock is still outstanding as of October 2030, the Company will be required to redeem the shares for an aggregate of $51.9 million, which is comprised of the aggregate purchase price of $12.4 million plus cumulative preferred dividends of 8.0% per annum, or $39.5 million in the aggregate.
(4) On March 31, 2014 the Company entered into a new Loan Agreement. See Footnote 8 - Long-Term Debt to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(5) On August 30, 2013, Turtle Beach issued $10.0 million of subordinated notes to certain affiliated investors, including SG VTB Holdings, LLC, our Chairman of the Board and our Chief Executive Officer, the proceeds of which were applied against the outstanding balance of the term loan. On January 15, 2014, Turtle Beach issued $7.0 million of additional subordinated notes to SG VTB Holdings, LLC the proceeds of which were also applied against the outstanding balance of the term loan. Accrued interest on the subordinated notes was $0.7 million at March 31, 2014.

Item 3 - Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to market risks in the ordinary course of its business. Market risk represents the risk of loss that may impact its financial position due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates and inflation.
Interest Rate Risk
The Company is exposed to market risk due to the possibility of changing interest rates under its credit facilities. Its former Loan and Security Agreement was comprised of a term loan and a revolving credit agreement. As of March 31, 2014, the Company's total debt was comprised of a revolving credit line of $34.5 million and subordinated notes of $17.7 million. A hypothetical 10% increase in borrowing rates at March 31, 2014 would have resulted in a $.3 million annual increase in interest expense on the existing principal balances.
Foreign Currency Exchange Risk
The Company operates in international markets, which exposes it to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies, the most significant of which is the British Pound. Historically, the majority of the Company's revenues were denominated in U.S. Dollars, with the most significant exception being Europe, where the Company invoices primarily in the British Pound. The Company's expenses are generally denominated in the currencies in which operations are located, which is primarily in the United States and United Kingdom. The consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to its business would not have a material impact on the Company's consolidated financial statements.
To date, the Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes.
Inflation Risk
The Company is exposed to market risk due to the possibility of inflation, such as increases in the cost of its products. Although the Company does not believe that inflation has had a material impact on its financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on the Company’s ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenue if the selling prices of products do not increase with these increased costs.

Item  4 - Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) are designed to ensure that (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective at a reasonable assurance level as of the end of the period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

Please refer to Footnote 9 - Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A - Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled "Risk Factors" in our Prospectus Supplement filed with the SEC on April 24, 2014. There have been no material changes to the risks discussed in our Prospectus Supplement.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2014, we issued an aggregate of 10,557 shares of common stock to one investor upon the conversion of a warrant to purchase an aggregate of 16,953 shares of common stock at an exercise price of $5.625 per share. The fair market value of the common stock determined in accordance with the warrant on the date of conversion was $14.91 per share.

On February 4, 2014, we issued an aggregate of 1,168 shares of common stock to one investor upon the conversion of a warrant to purchase an aggregate of 1,821 shares of common stock at an exercise price of $5.625 per share. The fair market value of the common stock determined in accordance with the warrant on the date of conversion was $15.67 per share.

On February 11, 2014, we issued an aggregate of 5,418 shares of common stock to one investor upon the conversion of a warrant to purchase an aggregate of 8,740 shares of common stock at an exercise price of $5.625 per share. The fair market value of the common stock determined in accordance with the warrant on the date of conversion was $14.80 per share.

On March 11, 2014, we issued an aggregate of 6,326 shares of common stock to one investor upon the conversion of a warrant to purchase an aggregate of 10,000 shares of common stock at an exercise price of $5.625 per share. The fair market value of the common stock determined in accordance with the warrant on the date of conversion was $15.31 per share.

On March 21, 2014, we issued an aggregate of 713 shares of common stock to one investor upon the conversion of a warrant to purchase an aggregate of 2,100 shares of common stock at an exercise price of $8.72 per share. The fair market value of the common stock determined in accordance with the warrant on the date of conversion was $13.20 per share. A restrictive legend was placed on the shares issued on conversion.

Pursuant to the cashless net exercise feature of the above five warrant transactions, the warrants could be converted, in lieu of cash exercise, into a number of shares of common stock determined by multiplying the number of shares purchasable under the warrant by the difference between the fair market value of the common stock computed on the date of conversion and the warrant exercise price, and dividing such product by the fair market value of the common stock computed on the date of conversion. The shares were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act.

Item 6.     Exhibits

1.1
Underwriting Agreement between the Company and Needham & Company, LLC as representative for the several other underwriters named therein, dated as of April 24, 2014. (Incorporated by reference to the Company's current report on Form 8-K filed April 29, 2014.)

2.1
Agreement and Plan of Merger, dated August 5, 2013, among the Company, Merger Sub and VTBH (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K originally filed with the SEC on August 5, 2013).*

3.1	Articles of Incorporation of Parametric Sound Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 5, 2010).

3.2	Bylaws, as amended, of Parametric Sound Corporation (Incorporated by reference to Exhibit 3.2.1 to the Company’s report on Form 10 filed with the SEC on June 24, 2013).

4	Form of Common Stock Certificate of Parametric Sound Corporation (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12G/A filed with the SEC on July 27, 2010).

10.1
Credit Agreement, dated August 22, 2012, among Voyetra Turtle Beach, Inc., as the Borrower, VTBH, the various financial institutions and other persons party thereto from time to time as Lenders, PNC Bank, National Association, as administrative and collateral agent for the Lenders, Swingline Lender and as the Issuer, PNC Capital Markets LLC, as a Joint Lead Arranger and Sole Bookrunner, Manufacturers and Traders Trust Company, Silicon Valley Bank, and Citibank, N.A., each as a Lender, Joint Lead Arranger and Co-Syndication Agent, and National Penn Bank and Sumitomo Mitsui Banking Corp., each as a Lender and Co-Documentation Agent (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on January 16, 2014).

10.2
Waiver and First Amendment, dated July 17, 2013, to the Credit Agreement, dated August 22, 2012, by and among Voyetra Turtle Beach, Inc., as the Borrower, VTBH, the various financial institutions and other Persons from time to time party thereto as Lenders, and PNC Bank, National Association, as administrative agent and collateral agent for the Lenders (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on January 16, 2014).

10.3
Second Amendment, dated August 5, 2013, to the Credit Agreement, dated August 22, 2012 (as amended), by and among Voyetra Turtle Beach, Inc., as the Borrower, VTBH, the various financial institutions and other Persons from time to time party thereto as Lenders, and PNC Bank, National Association, as administrative agent and collateral agent for the Lenders (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on January 16, 2014).

10.4
Third Amendment, dated January 15, 2014 , to the Credit Agreement, dated August 22, 2012 (as amended), by and among Voyetra Turtle Beach, Inc., as the Borrower, VTBH, the various financial institutions and other Persons from time to time party thereto as Lenders, and PNC Bank, National Association, as administrative agent and collateral agent for the Lenders (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on January 16, 2014).

10.5
Fourth Amendment, dated March 13, 2014 and effective February 28, 2014, to the Credit Agreement, dated
August 22, 2012 (as amended), by and among Voyetra Turtle Beach, Inc., Parametric Sound Corporation,
VTB Holdings, Inc., the various financial institutions and other Persons from time to time party thereto as
Lenders, PNC Bank, National Association, as administrative agent and collateral agent for the Lenders.
(Incorporated by reference to the Company's current report on Form 8-K filed March 19, 2014.)

10.6
Joinder Agreement, dated as of January 15, 2014, between the Company and PNC Bank, National
Association as administrative agent. (Incorporated by reference to the Company's current report on Form
8-K filed January 16, 2014.)

10.7
Guaranty Agreement, dated as of January 15, 2014, among HyperSound Health, Inc., PSC Licensing Corp.
and PNC, as administrative agent. (Incorporated by reference to the Company's current report on Form 8-
K filed January 16, 2014.)

10.8
Subordinated Promissory Note, dated August 30, 2013, among VTBH and SG VTB Holdings, LLC (Incorporated by reference to Exhibit 10.8 to the Company’s current report on Form 8-K filed with the SEC on January 16, 2014).

10.9
Subordinated Promissory Note, dated January 15, 2014, among VTBH and SG VTB Holdings, LLC (Incorporated by reference to Exhibit 10.10 to the Company’s current report on Form 8-K filed with the SEC on January 16, 2014).

10.10
Loan, Security and Guarantee Agreement, dated as of March 31, 2014, among Parametric Sound
Corporation and Voyetra Turtle Beach, Inc. as US Borrowers and UK Guarantors, Turtle Beach Europe
Limited as UK Borrower, PSC Licensing Corp. and VTB Holdings, Inc. as a US Guarantor and a UK
Guarantor, and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner.

10.11	Master Purchasing Agreement, dated December 5, 2011, between the Company and Weifang GoerTek Electronics, Co., Ltd. and GoerTek Inc.

10.12	Right of First Refusal Agreement, dated as of January 7, 2011, by and between VTB Holdings, Inc. and the holders of VTB Holdings, Inc. Series B Preferred Stock.

10.13	VTB Holdings, Inc. 2011 Phantom Equity Appreciation Plan.

10.14	Offer Letter, dated as of August 13, 2012, between Voyetra Turtle Beach, Inc. and Juergen Stark.

10.15	Stock Option Award Agreement, dated as of September 4, 2012, by and between VTB Holdings, Inc. and Juergen Stark.

10.16	Stock Award Agreement, dated as of June 21, 2011, by and between VTB Holdings, Inc. and Ronald Doornink.

10.17	First Amendment to Stock Award Agreement, dated as of February 26, 2013, by and between VTB Holdings, Inc. and Ronald Doornink.

10.18	Consulting Agreement, dated as of October 12, 2010, by and between Voyetra Turtle Beach, Inc. and Ronald Doornink.

10.19	Termination of Consulting Agreement and Continued Service on the Board of Directors, dated as of February 26, 2013, by and between Voyetra Turtle Beach, Inc. and Ronald Doornink.

10.20	Performance Bonus Agreement, dated as of October 12, 2010, by and among the Company, Carmine J. Bonnano and Frederick J. Romano.

10.21	Employment Agreement, dated as of October 12, 2010, by and between Voyetra Turtle Beach, Inc. and Carmine J. Bonnano.

10.22	Severance Agreement, dated as of August 2, 2012, by and between Voyetra Turtle Beach, Inc. and Carmine J. Bonnano.

10.23	Employment Agreement, dated as of October 12, 2010, by and between Voyetra Turtle Beach, Inc. and Frederick J. Romano.

10.24	Severance Agreement, dated as of August 2, 2012, by and between Voyetra Turtle Beach, Inc. and Frederick J. Romano.

10.25	Offer Letter, dated as of October 21, 2013, by and between Voyetra Turtle Beach, Inc. and Frederick J. Romano.

10.26	Offer Letter, dated as of September 16, 2013, by and between Voyetra Turtle Beach, Inc. and John Hanson.

10.27	Form of Indemnification Agreement dated September 27, 2010 (Incorporated by reference to Exhibit 10.7 to the Company’s current report on Form 8-K filed with the SEC on October 1, 2010).

21	Subsidiaries of the Company.

31.1	Certification of Juergen Stark, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John T. Hanson, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

PARAMETRIC SOUND CORPORATION

Date: May 12, 2014	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and duly authorized to sign on behalf of the registrant)