Form 10-Q
period 2014-06-30
Turtle Beach Corp
filed 2014-08-11
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 001-35465

TURTLE BEACH CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-2767540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Summit Lake Drive, Suite 100 Valhalla, New York	10595
(Address of principal executive offices)	(Zip Code)

(914) 345-2255
(Registrant’s telephone number, including area code)

Parametric Sound Corporation
13771 Danielson Street, Suite L, Poway, CA 92064
September 30, 2013
(Former name, former address and former fiscal year, if changed since last report)
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

The number of shares of Common Stock, $0.001 par value, outstanding on July 31, 2014 was 41,947,834.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Turtle Beach Corporation
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$8,958	$6,509
Accounts receivable, net	15,164	48,542
Inventories, net	37,497	49,643
Deferred income taxes	10,536	2,214
Prepaid income taxes	1,329	2,925
Prepaid expenses and other current assets	5,168	3,561
Total Current Assets	78,652	113,394
Property and equipment, net	5,132	7,369
Goodwill	80,974	—
Intangible assets, net	40,385	3,972
Deferred income taxes	6,101	827
Other assets	520	1,745
Total Assets	$211,764	$127,307
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Revolving credit facilities	$19,256	$39,736
Term loan	—	14,500
Subordinated notes - related parties	7,322	—
Accounts payable	10,528	44,136
Due to shareholders	3,125	3,125
Other current liabilities	8,796	9,712
Total Current Liabilities	49,027	111,209
Series B redeemable preferred stock	14,253	13,713
Deferred income taxes	14,325	850
Subordinated notes	—	10,342
Other liabilities	2,051	1,986
Total Liabilities	79,656	138,100
Commitments and Contingencies
Series A convertible preferred stock, $0.01 par value - 50,000,000 shares authorized; 48,689,555 shares issued and outstanding as of December 31, 2013	—	24,345
Stockholders' Equity (Deficit)
Common stock, $0.001 par value - 50,000,000 shares authorized; 41,906,120 and 12,700,460 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	42	13
Additional paid-in capital	124,758	(54,031)
Retained earnings	6,567	18,775
Accumulated other comprehensive income	741	105
Total Stockholders' Equity (Deficit)	132,108	(35,138)
Total Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)	$211,764	$127,307

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands, except per-share data)
Net Revenue	$22,296	$24,520	$60,584	$54,053
Cost of Revenue	17,465	18,198	43,477	39,106
Gross Profit	4,831	6,322	17,107	14,947
Operating expenses:
Selling and marketing	7,698	8,412	14,698	14,118
Research and development	2,071	1,325	4,069	2,212
General and administrative	4,698	1,660	8,271	4,030
Business transaction costs	(484)	680	3,744	680
Total operating expenses	13,983	12,077	30,782	21,040
Operating loss	(9,152)	(5,755)	(13,675)	(6,093)
Interest expense	1,055	1,249	5,295	2,563
Other non-operating expense (income), net	(70)	84	(95)	473
Loss before income tax benefit	(10,137)	(7,088)	(18,875)	(9,129)
Income tax benefit	(835)	(3,750)	(6,667)	(3,487)
Net loss	$(9,302)	$(3,338)	$(12,208)	$(5,642)

Net loss per share:
Basic	$(0.23)	$(0.26)	$(0.33)	$(0.44)
Diluted	$(0.23)	$(0.26)	$(0.33)	$(0.44)
Weighted average number of shares:
Basic	40,827	12,700	37,296	12,700
Diluted	40,827	12,700	37,296	12,700

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Net loss	$(9,302)	$(3,338)	$(12,208)	$(5,642)

Other comprehensive income (loss):
Foreign currency translation adjustment	508	(109)	636	(109)
Other comprehensive income (loss)	508	(109)	636	(109)
Comprehensive loss	$(8,794)	$(3,447)	$(11,572)	$(5,751)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,208)	$(5,642)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,048	1,890
Amortization of intangible assets	497	461
Amortization of debt financing costs	2,567	452
Share-based compensation	2,397	1,263
Accrued interest on Series B redeemable preferred stock	540	494
Paid in kind interest	769	—
Deferred income taxes	(6,900)	(2,594)
Reversal of sales returns reserve	(3,837)	(6,112)
Reversal of doubtful accounts	(144)	(235)
Provision for obsolete inventory	385	5
Loss on disposal of property and equipment	9	—
Changes in operating assets and liabilities:
Accounts receivable	37,406	55,240
Inventories	12,413	(2,819)
Accounts payable	(34,150)	(3,853)
Prepaid expenses and other assets	(1,682)	(708)
Income taxes payable	1,784	(8,106)
Other liabilities	(2,418)	(7,465)
Net cash provided by operating activities	476	22,271
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(614)	(2,862)
Cash acquired in business combination	4,093	—
Net cash provided by (used for) investing activities	3,479	(2,862)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	54,371	18,000
Repayment of revolving credit facilities	(74,850)	(33,000)
Repayment of capital leases	(16)	—
Repayment of term loan	(14,500)	(7,500)
Repayment of subordinated notes	(10,789)	—
Proceeds from sale of common stock, net of issuance costs	37,224	—
Proceeds from exercise of stock options and warrants	1,095	—
Debt financing costs	(1,394)	—
Proceeds from issuance of subordinated notes	7,000	—
Net cash used for financing activities	(1,859)	(22,500)
Effect of exchange rate changes on cash and cash equivalents	353	(109)
Net increase (decrease) in cash and cash equivalents	2,449	(3,200)
Cash and cash equivalents - beginning of period	6,509	5,219
Cash and cash equivalents - end of period	$8,958	$2,019

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$1,562	$1,527
Cash paid for income taxes	$27	$8,130
Value of shares issued to acquire HyperSound business	$113,782	$—

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
	(in thousands)
Balance at December 31, 2013	48,690	$24,345	12,700	$13	$(54,031)	$18,775	$105	$(35,138)
Net Loss	—	—	—	—	—	(12,208)	—	(12,208)
Other comprehensive income	—	—	—	—	—	—	636	636
Adjustment for reverse merger			7,275	7	113,775		—	113,782
Conversion of Series A Preferred	(48,690)	(24,345)	17,527	18	24,327		—	24,345
Cashless exercise of warrants	—	—	24	—	—	—	—	—
Sale of common stock, net of issuance costs	—	—	4,000	4	37,220	—	—	37,224
Stock options exercised and related tax activity	—	—	380	—	1,070	—	—	1,070
Share-based compensation	—	—	—	—	2,397		—	2,397
Balance at June 30, 2014	—	$—	41,906	$42	$124,758	$6,567	$741	$132,108

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Background and Basis of Presentation
Merger with Parametric Sound
On January 15, 2014 (the “Closing Date”), VTB Holdings, Inc., which operated the Turtle Beach business, ("VTBH”) and Parametric Sound Corporation, which operated the HyperSound business, (“Parametric”) completed the merger (the “Merger”) of Paris Acquisition Corporation (“Merger Sub”) with and into VTBH in accordance with the terms and conditions of the Agreement and Plan of Merger dated August 5, 2013, by and among Parametric, Merger Sub and VTBH (the “Merger Agreement”). As a result of the Merger, VTBH, the accounting acquirer and surviving entity, became a wholly-owned subsidiary of Parametric, a publicly-traded company.

In connection with the Merger, Parametric issued to the former holders of VTBH common stock and Series A Preferred Stock an aggregate of 30,227,100 shares of Parametric Common Stock, par value $0.001 per share (“Parametric Common Stock”). The number of shares of Parametric Common Stock issued was computed in accordance with a formula specified in the Merger Agreement using an exchange ratio of 0.35997 shares of Parametric Common Stock for every one share of VTBH common stock or Series A Preferred Stock. Accordingly, all historical equity is presented as if subsequent to this conversion. In addition, in accordance with the terms of the Merger Agreement, all outstanding options to purchase shares of VTBH common stock were converted into options to purchase shares of Parametric Common Stock and were assumed by Parametric. These newly issued shares of Parametric Common Stock, together with the converted options, represented approximately 80% of the total issued and outstanding shares of Parametric Common Stock, on a fully-diluted basis, as of the closing date of the Merger.

As a result of the 0.35997 exchange ratio pursuant to the Merger, the 35,282,286 shares of VTBH Common Stock presented on its previously filed Balance Sheet as of December 31, 2013, are presented herein as 12,700,460 shares. On January 15, 2014, upon the close of the Merger, VTBH's Series A Preferred Stock was converted into 17,526,640 shares of Parametric Common Stock, which when added to the outstanding 12,700,460 shares of VTBH common stock then outstanding, comprised the 30,227,100 shares of Parametric Common Stock issued to the former holders discussed above. These shares were combined with 7,274,622 shares of outstanding Parametric Common Stock, to arrive at a total of 37,501,722 shares issued and outstanding as of the closing date of the Merger.
For accounting purposes, the Merger was treated as a “reverse acquisition” and VTBH was considered the accounting acquirer. Accordingly, VTBH’s historical results of operations replace Parametric’s historical results of operations for all periods prior to the Merger, and for all periods following the Merger, the results of operations of both companies will be included.

On May 20, 2014, Parametric filed a Certificate of Amendment to its Articles of Incorporation to change the company's name from “Parametric Sound Corporation” to “Turtle Beach Corporation” effective May 28, 2014.

Organization
Turtle Beach Corporation (“Turtle Beach” or the “Company”) is a premier audio innovation company with deep expertise and relevant experience in developing, commercializing and marketing audio technologies across a range of large addressable markets under the Turtle Beach and HyperSound brands. Turtle Beach is the worldwide leading provider of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers, Macintosh computers, tablets and mobile devices. HyperSound is a novel patent-protected sound delivery technology that delivers immersive, directional audio offering unique benefits in a variety of commercial and consumer audio devices, including improved clarity and comprehension for hard of hearing listeners.
Turtle Beach (f/k/a Parametric) was incorporated in the state of Nevada in 2010 as a new wholly-owned subsidiary of LRAD Corporation and, after a spin off, became a stand-alone independent public company later that year with an administrative office and a manufacturing facility located in Poway, California.

VTB Holdings, Inc., the parent holding company of the historical business of Voyetra Turtle Beach, Inc. (“VTB”), was incorporated in the state of Delaware in 2010 and is headquartered in Valhalla, New York, with additional administrative and research and development offices in San Diego and San Jose, California.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Voyetra Turtle Beach, Inc. was incorporated in the state of Delaware in 1975 and is headquartered in Valhalla, New York, with warehouse distribution centers in New York, New Jersey, Texas and California. In October 2012, VTB acquired Lygo International Limited (“Lygo”), a private limited company organized under the laws of England and Wales, which was subsequently renamed Turtle Beach Europe Limited (“TB Europe”).

Basis of Presentation
The accompanying interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading.

The December 31, 2013 Condensed Consolidated Balance Sheet has been derived from the Company's most recent audited financial statements in our Prospectus Supplement filed with the SEC on April 24, 2014.

Since VTBH is considered the accounting acquirer, the December 31, 2013 balance sheet and the comparative information for the three and six months ended June 30, 2013 contain the results of VTBH only. The results of operations as of, and for the three and six months ended June 30, 2014 contain the results of the Turtle Beach business and HyperSound business from the January 15, 2014 acquisition date forward. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire fiscal year.

During 2013, VTBH recorded its results on a four-four-five week basis such that its quarterly financial periods ended on the Saturday closest to the last day of the calendar quarter, except for the fourth quarter which ended on December 31. For 2014, Turtle Beach has changed to recording results on a calendar month and quarterly basis. This change is not expected to have a material impact on the Company's 2014 financial results or their comparability with prior year periods.

These financial statements should be read in conjunction with the annual financial statements (“Annual Report”) and the notes thereto included in our Prospectus Supplement filed with the SEC on April 24, 2014 that contains information useful to understanding the Company's businesses and financial statement presentations.

Reclassification
Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2014 presentation.
Note 2. Summary of Significant Accounting Policies
The preparation of consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. We can give no assurance that actual results will not differ from those estimates.

There have been no material changes to our critical accounting policies and estimates from the information provided in Note 2 of the notes to our consolidated financial statements in our Annual Report.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and c

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

hanges in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendment is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is currently evaluating the impact, if any, this new standard will have on our consolidated financial statements and have not yet determined the method of adoption.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The new standard applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The amendment is effective for annual reporting periods beginning after December 15, 2014 and interim periods within those annual periods. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

Note 3. Business Combination

On January 15, 2014, VTBH completed the Merger with and into a wholly-owned subsidiary of Turtle Beach (f/k/a Parametric), a publicly-traded audio technology company focused on developing new directed audio products for commercial, consumer and health care markets, in an all-stock, tax-free reorganization pursuant to the Merger Agreement. VTBH entered into the Merger to acquire and commercialize Parametric’s technology and gain access to capital market opportunities as a public company.

Subsequent to the Merger, Turtle Beach is under the leadership of the former VTBH management team and the Company's board of directors is currently comprised of one former director from Parametric and five directors selected by the former stockholders of VTBH.

Transaction Costs

Non-recurring business transaction costs as a result of the merger of $(0.5) million and $3.7 million were recognized for the three and six months ended June 30, 2014, respectively. The components of non-recurring business transaction costs are presented below.

(in thousands)
Legal fees	$786
Accounting fees	84
Advisory fees	2,219
Termination and severance	450
Other	205
Total Transaction Costs	$3,744

Advisory fees include success based fees payable to investment bankers for both merger parties.

Purchase Consideration and Net Assets Acquired

The fair value of Parametric Common Stock used in determining the purchase price was $14.30 per share, the closing price on January 15, 2014. The fair value of outstanding stock options included in the purchase consideration was determined by calculating the cumulative vesting attributable to Parametric employees for periods prior to the Merger, using the Black-Scholes option pricing model. Assumptions used in Black-Scholes calculations during such periods included: volatility ranging from 87% to 90%; risk-free interest rates ranging between 0.47% and 0.92%; forfeiture rates ranging from 1.1% to 4.1%; and expected lives ranging from 3.28 to 4.61 years.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

The purchase price is as follows:

(in thousands)
Fair Value of Parametric shares outstanding	$104,027
Fair Value of Parametric stock options	9,755
Purchase Price	$113,782

The following presents the allocation of the purchase consideration to the assets acquired and liabilities assumed:

(in thousands)
Cash and cash equivalents	$4,093
Accounts receivable	47
Deferred tax asset	6,696
Other current assets	710
Property and equipment	206
Intangible assets:
In-process research and development (IPR&D)	27,100
Developed technology	8,880
Customer relationships	270
Trade name	170
Goodwill	80,974
Accounts payable and accrued liabilities	(1,769)
Capital lease obligation	(120)
Deferred tax liabilities	(13,475)
Total Net Assets Acquired	$113,782

Any changes in the estimated fair values of the net assets recorded for this business combination upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase price. Any subsequent changes to the purchase price allocation during the measurement period that are material will be adjusted retrospectively.

The amount allocated to in-process research and development represents an estimate of the fair value of purchased in-process technology for research projects (“IPR&D”), primarily related to directed audio solutions that beam sound to a specific listening area without the ambient noise of traditional speakers. IPR&D is considered an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Accordingly, during the development period, the IPR&D is not amortized but rather subject to impairment review. No amortization of the IPR&D has been reflected in the combined consolidated financial statements as the assets are considered indefinite-lived.

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

Amounts allocated to deferred tax assets of $6.7 million and deferred tax liabilities of $13.5 million relate to acquired net operating loss carryforwards and indefinite lived intangible assets, respectively.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

Pro Forma Financial Information (Unaudited)

The following table summarizes certain supplemental pro forma financial information which was prepared as if the Merger had occurred as of January 1, 2013. The unaudited pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that time or of results which may occur in the future.

	Three Months Ended
	June 30, 2013
	Reported	Proforma
	(in thousands)
Net Revenue	$24,520	$24,732
Net Loss	$(3,338)	$(5,280)

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Reported	Proforma	Reported	Proforma
	(in thousands)
Net Revenue	$60,584	$60,584	$54,053	$54,420
Net Loss	$(12,208)	$(14,298)	$(5,642)	$(9,590)

Pro forma results for the six months ended June 30, 2014 include $1.2 million in pre-merger business transaction costs in addition to the $3.7 million in merger-related business transaction costs recorded in the Condensed Consolidated Financial Statements.

Note 4. Equity Offering

On April 24, 2014, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Needham & Company, LLC, as representative for the several other underwriters named therein, relating to an underwritten public offering (the “Offering”) of 4,000,000 shares of our common stock, at a price to the public of $10.00 per share (the “Offering Price”). Under the terms of the Underwriting Agreement, the Company also granted the underwriters a 30-day option to purchase up to an additional 600,000 shares of common stock at the Offering Price less the underwriting discount and estimated offering expenses payable by Turtle Beach. Total net proceeds received from the Offering totaled approximately $37.2 million after deducting the underwriting discount and estimated offering expenses. The net proceeds from the Offering were used to repay certain indebtedness, including $10 million then outstanding under the Credit Facility as contemplated upon the occurrence of a public offering, and for working capital and other general corporate purposes. See Note 9, “Credit Facilities and Long-Term Debt” for further information.

Note 5. Fair Value Measurement
The Company follows a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Cash equivalents are stated at amortized cost, which approximated fair value as of the consolidated balance sheet dates, due to

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

At June 30, 2014, there were no outstanding money market funds or derivative liabilities. As of June 30, 2014 and December 31, 2013, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Note 6. Allowance for Sales Returns
The following tables provide the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of period	$5,001	$3,978	$6,266	$7,748
Reserve accrual	1,790	5,766	4,840	5,955
Recoveries and deductions, net	(4,362)	(8,108)	(8,677)	(12,067)
Balance, end of period	$2,429	$1,636	$2,429	$1,636
Note 7. Composition of Certain Financial Statement Items
Concentration of Revenue and Accounts Receivable
Our three largest individual customers accounted for approximately 45% of our gross sales in the aggregate for the six months ended June 30, 2014, or individually 16%, 15% and 14%. In addition, two customers accounted for 19% and 16%, respectively, of accounts receivable as of June 30, 2014 and 24% and 20%, respectively, for December 31, 2013.

Inventories, net
Inventories, net consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$2,902	$5,499
Finished goods	34,595	44,144
Total inventories, net	$37,497	$49,643

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

Property and Equipment, net
Property and equipment, net consists of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Machinery and equipment	$402	$249
Software and software development	723	581
Furniture and fixtures	200	144
Tooling	1,950	1,756
Leasehold improvements	89	59
Demonstration units and convention booths	10,189	10,014
Total property and equipment, gross	13,553	12,803
Less: accumulated depreciation and amortization	(8,421)	(5,434)
Total property and equipment, net	$5,132	$7,369
Note 8. Goodwill and Other Intangible Assets
At acquisition, we estimate and record the fair value of purchased intangible assets. The fair values of these intangible assets are estimated based on our assessment. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives.

We assess the impairment of long‑lived assets, identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. With respect to goodwill and identifiable intangible assets having indefinite lives, we test for impairment on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value is below its carrying amount. Factors we consider important, which could trigger an impairment review, include the following: (a) significant underperformance relative to expected historical or projected future operating results; (b) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (c) significant negative industry or economic trends. No impairment indicators were noted in the second quarter of 2014 which would trigger the need for testing.

Goodwill
Changes in the carrying values of goodwill for the six months ended June 30, 2014 are as follows:

(in thousands)
Balance as of January 1, 2014	$—
Activity in 2014
Acquisition of HyperSound business	$80,974
Balance as of June 30, 2014	$80,974

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Acquired Intangible Assets
Acquired identifiable intangible assets, and related accumulated amortization, as of June 30, 2014 and December 31, 2013 consist of:

	June 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$6,111	$2,094	$4,017
Non-compete agreements	187	120	67
In-process Research and Development	27,100	—	27,100
Developed technology	8,880	14	8,866
Trade names	170	16	154
Patent and trademarks	181	—	181
Total Intangible Assets	$42,629	$2,244	$40,385

	December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,526	$1,623	$3,903
Non-compete agreements	177	108	69
Total	$5,703	$1,731	$3,972
In October 2012, VTB acquired Lygo International Limited, subsequently renamed TB Europe. The acquired intangible assets relating to customer relationships and non-compete agreements are being amortized over an estimated useful life of thirteen years and two years, respectively, with the amortization being included within sales and marketing expense.

In January 2014, the merger between VTBH and Parametric was completed. The acquired intangible assets relating to developed technology, customer relationships and trade name are subject to amortization. Developed technology is being amortized over an estimated useful life of approximately seven years with the amortization being included within cost of revenue. Customer relationships and trade name are being amortized over an estimated useful life of two years and five years, respectively, with the amortization being included within sales and marketing expense. IPR&D is considered an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Accordingly, during the development period, the IPR&D is not amortized but rather subject to impairment review. No amortization of the IPR&D has been reflected in the combined consolidated financial statements as the assets are considered indefinite-lived.

Amortization expense related to finite-lived intangible assets of $0.3 million and $0.5 million was recognized in the three and six months ended June 30, 2014, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2013, respectively.

As of June 30, 2014, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2014	$898
2015	2,378
2016	2,078
2017	1,907
2018	1,823
Thereafter	4,020
Total	$13,104

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9. Credit Facilities and Long-Term Debt

	June 30, 2014	December 31, 2013
	(in thousands)
Revolving credit facility, maturing March 2019	$19,256	$—
Revolving line of credit, repaid in March 2014	—	39,736
Term loans	—	14,500
Subordinated notes	7,322	10,342
Total outstanding debt	26,578	64,578
Less: current portion of revolving line of credit	(19,256)	(39,736)
Less: current portion of term loan	—	(14,500)
Less: current portion of subordinated notes	(7,322)	—
Total noncurrent portion of long-term debt	$—	$10,342
Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $1.1 million and $5.3 million for the three and six months ended June 30, 2014, respectively, and $1.2 million and $2.6 million for the three and six months ended June 30, 2013, respectively.
Amortization of deferred financing costs was $0.1 million and $2.6 million for the three and six months ended June 30, 2014, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2013, respectively. The amount for the six months ended June 30, 2014 includes the write-off of $2.2 million in deferred financing costs associated with the repayment of the Company's former loan and security agreement (see below).
Revolving Credit Facility
On March 31, 2014, Turtle Beach and certain of its subsidiaries entered into a new asset-based revolving credit agreement (“Credit Facility”) with Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner, which replaced the then existing loan and security agreement (“the Credit Agreement” as described below). The new Credit Facility, which expires on March 31, 2019, provides for a line of credit of up to $60 million inclusive of a sub-facility limit of $10 million for TB Europe, a wholly owned subsidiary of Turtle Beach. The Credit Facility may be used for working capital, the issuance of bank guarantees, letters of credit and other corporate purposes.
The maximum credit availability for loans and letters of credit under Credit Facility is governed by a borrowing base determined by the application of specified percentages to certain eligible assets, primarily eligible trade accounts receivable and inventories, and is subject to discretionary reserves and revaluation adjustments.

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of June 30, 2014, interest rates for outstanding borrowings were 4.75% for base rate loans and 2.75% for LIBOR rate loans, which is referred to as the Base Rate. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

If certain availability thresholds are not met, meaning that the Company does not have receivables and inventory which are eligible to borrow on under the Credit Facility in excess of amounts borrowed, the Credit Facility requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio. The fixed charge ratio is defined as the ratio, determined on a consolidated basis for the most recent four fiscal quarters, of (a) EBITDA minus capital expenditures, excluding those financed through other instruments, and cash taxes paid, and (b) Fixed Charges defined as the sum of cash interest expense plus scheduled principal payments.
The Credit Facility also contains affirmative and negative covenants that, subject to certain exceptions, limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and transactions with affiliates

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

and encumber and dispose of assets. Obligations under the Credit Facility are secured by a security interest and lien upon substantially all of the Company's assets.
As of June 30, 2014, the Company was not subject to the financial covenants, and excess borrowing availability was approximately $7.2 million. As of August 11, 2014, the date of this filing, the Company was in compliance with all financial covenants.
Credit Agreement
In August 2012, VTBH entered into a loan and security agreement (“the Credit Agreement”) with various financial institutions, which amended and restated the then existing $28 million term loan and $15 million credit facility. The Credit Agreement, which was to expire on August 22, 2015, provided for a $45 million term loan that bore interest at VTBH’s option at (i) the Adjusted Base Rate plus the applicable margin ranging from 2.50% to 3.25% as determined by VTBH’s total leverage ratio, or (ii) LIBOR, plus the applicable margin ranging from 3.50% to 4.25%. The Applicable Base Rate is equal to the highest of (a) the Prime Rate as determined by the syndication agent, (b) the federal funds rate plus 0.5% and (c) the LIBOR rate plus 1.0%. VTBH’s obligations under the Credit Agreement were secured by a first priority lien against substantially all of VTBH’s assets.
Further, the Credit Agreement was amended to increase the borrowing capacity on the revolving line of credit from $15 million to $55 million. The revolving line of credit was subject to limitations based on specific percentages of eligible accounts receivables and inventory.
2013 Amendments
VTBH entered into amendments to the Credit Agreement in July 2013 and August 2013 (the “2013 Amendments”). The 2013 Amendments waived certain defaults of the fixed charge coverage ratio and also provided for a new minimum EBITDA financial covenant, modifications of the fixed charge coverage ratio and maximum total leverage ratio for periods ending on or after September 28, 2013, and a modification of annual clean-down requirements with which VTBH would need to comply in order to provide for an increase in the eligible amount outstanding under the facility. In addition, the 2013 Amendments amended the interest rate on the outstanding term loans and required the issuance of $10 million of subordinated notes to reduce the outstanding borrowings on the term loan.
2014 Amendments
On January 15, 2014, in connection with the consummation of the Merger, the Company entered into a Third Amendment to the Credit Agreement in which Parametric became an obligor and guarantor under the loan and security agreement, and to (i) allow the Company to incur an additional $7 million of subordinated indebtedness, (ii) provide for the repayment of the term loan portion of the facility by February 28, 2014, (iii) change the maturity of the revolving line of credit portion of the facility to September 27, 2014, (iv) reduce the commitments under the revolving line of credit to $35 million after March 1, 2014, (v) increase the margin pursuant to which interest on outstanding amounts under the Credit Agreement was calculated by 0.75%, and (vi) modify the financial covenants contained in the Credit Agreement.
On March 13, 2014, the Company entered into a Fourth Amendment to the Credit Agreement to (i) increase the maximum principal amount of the lenders’ revolving loan commitment between February 28, 2014 and April 15, 2014 from $35 million to approximately $39 million, (ii) provide that the borrowers, on or prior to April 15, 2014, would reduce the aggregate dollar amount of revolving loans outstanding under the Credit Agreement to the lesser of $35 million or the Company’s borrowing base as of such date, (iii) waive the Company’s obligation to deliver certain certificates regarding its liquidity and borrowing base for the fiscal month ended February 28, 2014, and to specify the delivery date of such certificates during March 2014 and April 2014, (iv) eliminate a requirement that the borrowers reduce the aggregate dollar amount of revolving loans and swing loans outstanding to an amount no greater than $25 million for a thirty consecutive day period during the first fiscal quarter of each fiscal year, and (v) eliminate the lenders’ obligation to make additional revolving loan commitments after February 28, 2014.
In connection with the above, on January 15, 2014, we repaid $7.0 million of the term loan with proceeds from the issuance of a subordinated note, and on February 28, 2014 repaid the remaining $7.5 million principal balance with funds from operations, as required by the “2014 Amendments.”

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Invoice Factoring
TB Europe utilized accounts receivable factoring arrangements with a third-party financial institution in order to accelerate its cash collections from product sales. These arrangements provided for the transfer of ownership of eligible trade accounts receivable up to a maximum of £5.0 million at any time, without recourse, to the third-party financial institution in exchange for cash. This invoice factoring arrangement was terminated on March 31, 2014, and related borrowings were fully paid with proceeds from the Credit Facility described above.
As of December 31, 2013, TB Europe had sold $5.7 million of trade accounts receivable to the third-party financial institution, which were netted against accounts receivable on the accompanying Condensed Consolidated Balance Sheet.
Subordinated Notes - Related Party
On August 30, 2013, VTBH issued $10 million of subordinated notes (the “August Notes”) to SG VTB Holdings, LLC (“SG VTB”), VTBH’s largest shareholder, Ronald Doornink, a director of VTBH, and Juergen Stark, VTBH’s chief executive officer, that bear interest at a rate of (i) 10% per annum for the first year and (ii) 20% per annum for all periods thereafter, with interest accruing and being added to the principal amount of the August Notes quarterly. Principal and interest on the August Notes are due upon maturity, which shall occur on the one year anniversary of the later of (i) the term loan maturity date under the Credit Agreement or (ii) the revolving line of credit termination date thereunder. The proceeds from the August Notes were used to repay an equivalent portion of the then outstanding term loans. In June 2014, we repaid the $10 million outstanding principal amount plus related accrued interest of the August Notes with proceeds from an equity offering.
In connection with the Third Amendment to the Credit Agreement, on January 15, 2014, the Company issued an additional $7 million subordinated note (the “January Note”) to SG VTB, the proceeds of which were applied against the outstanding balance of the term loan under the Credit Agreement. The January Note bears interest at a rate of (i) 10% per annum until December 31, 2014 (which is the maturity date of the January Note) and (ii) 20% per annum for all periods thereafter, with interest accruing and being added to the principal amount of the January Note quarterly. The other terms of the January Note are substantially similar to the terms of the August Notes.
Note 10. Income Taxes

In order to determine the quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions. However, to the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year, we determine the quarterly provision for income taxes based on actual year-to-date income (loss). Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

The following table presents our income tax benefit and effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Income tax benefit	$(835)	$(3,750)	$(6,667)	$(3,487)
Effective income tax rate	8.2%	52.9%	35.3%	38.2%

Income tax benefit for the three and six months ended June 30, 2014 was $0.8 million at an effective tax rate of 8.2% and $6.7 million at an effective tax rate of 35.3%, respectively. The effective tax rate for the three and six months ended June 30, 2014 was impacted by differences in book and tax treatment of transaction costs, interest on the Series B Redeemable Preferred Stock and other non-deductible expenses as well as foreign earnings.

Income tax benefit for the three and six months ended June 30, 2013 was $3.8 million at an effective tax rate of 52.9% and $3.5 million at an effective tax rate of 38.2%, respectively, which were lower than the federal statutory rate primarily due to non-deductible interest on the Series B Redeemable Preferred Stock.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

As a result of the Merger and legacy net operating loss of the HyperSound business, the Company has a net operating loss of approximately $13 million which is available to offset future taxable income, subject to IRS code Section 382 limitations on actual usage. The Company has not recorded a valuation allowance against the related deferred tax asset because it is considered more-likely-than-not that the Company will have future taxable income sufficient to utilize its deferred tax assets.

The Company is subject to income taxes domestically and in various foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining its provision for income taxes.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statement of operations. As of June 30, 2014, the Company had uncertain tax positions of $1.5 million, inclusive of $0.5 million of interest and penalties, and does not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations, and its consolidated federal tax return for 2012 is currently under examination. The federal tax years open under the statute of limitations are 2010 through 2012, and the state tax years open under the statute of limitations are 2009 through 2012.

Note 11. Stock-Based Compensation
Total estimated stock-based compensation expense for employees and non-employees, related to all of the the Company's stock-based awards, was comprised as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenue	$38	$21	$68	$41
Selling and marketing	208	83	328	158
Product development	209	91	415	156
General and administrative	893	360	1,586	908
Total stock-based compensation	$1,348	$555	$2,397	$1,263
Related income tax benefit	$539	$222	$959	$505
	$809	$333	$1,438	$758

On October 30, 2013 the Board of Directors adopted, and on December 27, 2013 the stockholders approved, the 2013 Stock-Based Incentive Compensation Plan (the “2013 Plan”), that became effective upon consummation of the Merger on January 15, 2014. The 2013 Plan succeeds the VTBH 2011 Equity Incentive Plan (the “2011 Plan”) and the Parametric 2012 Stock Option Plan (the “2012 Plan”). The total number of shares of common stock authorized for grant under the 2013 Plan is 2,250,000 shares plus 122,000 shares authorized to be granted but not issued under the 2012 Plan, plus any shares that may become available through forfeitures or otherwise terminate under the 2012 Plan.

The 2011 Plan and 2012 Plan were terminated as to new grants at the Merger but vested and unvested stock options previously granted of 3,960,783 and 1,392,854, respectively, as of the Merger continued.
Parametric also had outstanding options to purchase up to 6,167 shares of the Company’s common stock at June 30, 2014 that were granted outside of the stock plans as an inducement grant in accordance with NASDAQ rules.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the stock activity and the total number of shares available for grant as of June 30, 2014:

(in thousands)
Balance at December 31, 2013	1,439
VTBH 2011 Plan terminated at Merger	(1,439)
2013 Plan adopted at Merger	2,372
Options granted	(1,187)
Restricted Stock granted	(6)
Forfeited/Expired shares added back	34
Balance at June 30, 2014	1,213
Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2013	3,960,793	4.71	8.45	3,031,094
Granted	1,187,327	14.30
Assumed in acquisition	1,392,854	6.02
Exercised	(380,216)	2.88
Forfeited	(202,078)	2.02
Outstanding at June 30, 2014	5,958,680	7.14	8.18	25,172,671
Vested and expected to vest at June 30, 2014	5,958,680	7.14	8.18	25,172,671
Exercisable at June 30, 2014	3,067,107	4.63	5.76	14,722,017
As described in Note 1, “Background and Basis of Presentation” option share and exercise prices reflect the application of the 0.35997 conversion ratio to historical VTBH share and weighted-average share amounts.
Stock options are time-based and exercisable within 10 years of the date of grant, but only to the extent they have vested. The options generally vest as specified in the option agreements subject, in some instances, to acceleration in certain circumstances. In the event participants in the 2011 Plan cease to be employed or engaged by the Company, then all of the options would be forfeited if they are not exercised within 90 days. The Company has a limited history of forfeiture of unvested options or grants. Accordingly, at this time the Company believes that an estimated forfeiture rate of 0% is reasonable. The Company reviews this assumption periodically and will adjust it if it is not representative of future forfeiture data and trends within employee types (executive vs. non-executive).
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $3.6 million for the six months ended June 30, 2014.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are assumptions for the six months ended June 30, 2014.

Expected term (in years)	6.0 - 6.3
Risk-free interest rate	1.8% - 2.0%
Expected volatility	47.7% - 49.8%
Dividend rate	0%
Each of these inputs is subjective and generally requires significant judgment to determine.
The weighted average grant date fair value of options granted during the six months ended June 30, 2014 was $8.20. The total estimated fair value of employee options vested during the six months ended June 30, 2014 was $5.5 million. As of June 30, 2014, total unrecognized compensation cost related to non-vested stock options granted to employees was $13.2 million, which is expected to be recognized over a remaining weighted average vesting period of 2.9 years.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2013	—	$—
Granted	6,396	15.63
Nonvested restricted stock at June 30, 2014	6,396	15.63
As of June 30, 2014 total unrecognized compensation cost related to the nonvested restricted stock awards granted was $0.1 million, which is expected to be recognized over a remaining weighted average vesting period of 3.6 years.

Series B Redeemable Preferred Stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. The Series B Redeemable Preferred Stock is required to be redeemed on the earlier of September 28, 2030, or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $14.3 million and $13.7 million as of June 30, 2014 and December 31, 2013, respectively.
Phantom Equity Activity

In November 2011, VTBH adopted a 2011 Phantom Equity Appreciation Plan ("the Appreciation Plan") that covers certain employees, consultants, and directors of VTBH (“Participants”) who are entitled to phantom units, as applicable, pursuant to the provisions of their respective award agreements. The Appreciation Plan is shareholder-approved, which permits the granting of phantom units to VTBH’s Participants of up to 1,500,000 units. These units are not exercisable or convertible into shares of common stock but give the holder a right to receive a cash bonus equal to the appreciation in value between the exercise price and value of common stock at the time of a change in control event as defined in the plan.

As June 30, 2014 and 2013, 1,135,048, and 1,283,405 phantom units at a weighted-average exercise price of $1.74 and $1.53 have been granted and are outstanding. Because these phantom units are not exercisable or convertible into common shares, said amounts and exercise prices were not subject to the exchange ratio provided by the Merger agreement. As of June 30, 2014, compensation expense related to the Appreciation Plan units remained unrecognized because as of those dates a change in control, as defined in the plan, had not occurred.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except per-share data)
Net Loss	$(9,302)	$(3,338)	$(12,208)	$(5,642)

Weighted average common shares outstanding — Basic	40,827	12,700	37,296	12,700
Plus incremental shares from assumed conversions:
Dilutive effect of stock options	—	—	—	—
Weighted average common shares outstanding — Diluted	40,827	12,700	37,296	12,700
Net loss per share:
Basic	$(0.23)	$(0.26)	$(0.33)	$(0.44)
Diluted	$(0.23)	$(0.26)	$(0.33)	$(0.44)

As described in Note 1, “Background and Basis of Presentation” current period and historical weighted-average shares amounts reflect the application of a 0.35997 conversion ratio to historical VTBH share and weighted-average share amounts. For the three and six months ended June 30, 2013, weighted-average shares used in computing net loss per share are for VTBH common shares only in conformity with U.S. GAAP reporting standards.

Incremental shares from stock options and restricted stock awards are computed by the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock, reduced by the repurchase of shares with the proceeds from the assumed exercises, unrecognized compensation expense for outstanding awards and the estimated tax benefit of the assumed exercises.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Stock options	6,051	3,658	5,859	3,658
Warrants	31	—	41	—
Unvested restricted stock awards	6	—	6	—
Total	6,089	3,658	5,906	3,658

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 13. Geographic Information

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
United States	$10,894	$10,474	$37,979	$33,283
International	11,402	14,046	22,605	20,770
Total revenues	$22,296	$24,520	$60,584	$54,053

The United Kingdom comprised $4.5 million and $12.8 million, respectively, for the three and six months ended June 30, 2014 and $4.3 million and $9.8 million for the three and six months ended June 30, 2013. No other country outside of the United States comprised 10% or greater of total revenues.

Note 14. Commitments and Contingencies
Litigation
The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the amount of any liability that could arise with respect to these actions cannot be determined with certainty, in the Company’s opinion, any such liability will not have a material adverse effect on its consolidated financial position, consolidated results of operations or liquidity.

On August 5, 2013, VTBH and Parametric announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company. Following the announcement, several of shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of Parametric’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a Merger that allegedly undervalued Parametric. VTBH was named as a defendant in these lawsuits under the theory that VTBH aided and abetted Parametric's Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which by agreement was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada cases denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and seeks monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and seeks monetary damages. On June 20, 2014, VTBH moved to dismiss the action, which motion is scheduled to be heard on August 28, 2014. VTBH believes that the plaintiffs’ claims against it are without merit and intends to vigorously defend itself in the litigation. As of June 30, 2014, the Company is unable to estimate a possible loss or range of possible loss in regards to this matter; therefore, no litigation reserve has been recorded in the consolidated financial statements.

On November 20, 2013, Shana Vasek, a purported shareholder of Turtle Beach (f/k/a Parametric), filed a class action lawsuit in the United States District Court for the District of Nevada, under the caption Vasek v. Parametric Sound Corp., Case No.2:13-cv-02148-JAD-GWF, naming the same defendants, asserting substantially the same allegations and seeking substantially the same relief as named, asserted and sought in the above-referenced consolidated action pending in Nevada state court. In addition to asserting substantially the same claims for breach of fiduciary duty and aiding and abetting as asserted in the above-referenced consolidated action pending in Nevada state court, the plaintiff in the federal court action asserts a claim for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9. VTBH has not be served with the complaint in the federal court action. VTBH believes that the plaintiffs’ claims against it are without merit and intends to vigorously defend itself in litigation. As of June 30, 2014, the Company is unable to estimate a possible loss or range of possible loss in regards to this matter; therefore, no litigation reserve has been recorded in the consolidated financial statements.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Warranties

We warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in accrued liabilities:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Warranty, beginning of period	$132	$93	$139	$165
Warranty costs accrued	200	85	354	184
Settlements of warranty claims	(72)	(146)	(233)	(317)
Warranty, end of period	$260	$32	$260	$32

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
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs that cannot be recouped in product pricing; the performance of the aftermarket and original equipment service markets; changes in the product mix and distribution channel mix; economic and market conditions (including access to credit and financial markets); our significant indebtedness; successful integration of acquired businesses; our ability to achieve cost savings from our restructuring initiatives; litigation, product liability and environmental matters; as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance. The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this Report.

Merger with Parametric Sound
On January 15, 2014, VTB Holdings, Inc. (“VTBH”) and Parametric Sound Corporation (“Parametric”) completed a merger that resulted in a company with a new investment profile and unaudited pro forma combined net revenue of $179 million for the year ended December 31, 2013.
As a result, VTBH became a wholly-owned subsidiary of Parametric. For accounting purposes, the merger was treated as a “reverse acquisition” and VTBH was considered the accounting acquirer. Accordingly, VTBH's historical results of operations replace Parametric’s historical results of operations for all periods prior to the merger, and for all periods following the merger, the results of operations of both companies will be included.
As such, the historical revenues are primarily derived from the sale of gaming headsets and accessories, including replacement parts for gaming headsets and audio cables. During 2014, revenues will also include the sale of HyperSound products for commercial applications.
On May 20, 2014, Parametric filed a Certificate of Amendment to its Articles of Incorporation to change the company's name from “Parametric Sound Corporation” to “Turtle Beach Corporation” effective May 28, 2014.

Business Overview
Turtle Beach Corporation (herein referred to as the “Company,” “we,” “us,” or “our”) is a premier audio innovation company with deep expertise and relevant experience in developing, commercializing and marketing audio technologies across a range of large addressable markets under the Turtle Beach and HyperSound brands. Turtle Beach (TurtleBeach.com) is the worldwide leading provider of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, PC and Macintosh computers, tablets and mobile devices. HyperSound (HyperSound.com) is a novel patent-protected sound delivery technology that delivers immersive, directional audio offering unique benefits in a variety of commercial settings and consumer devices, including improved clarity and comprehension for hearing impaired listeners. Our mission is to utilize innovative technology to create exceptional audio experiences across a wide range of consumer and commercial applications.

Audio technology and digital signal processing are core competencies of the combined companies, and we intend to leverage these competencies to continue to expand both our headset and HyperSound product portfolios. We consider continued innovation and state-of-the-art product development key factors to our future success. The merger combined the unique intellectual property and HyperSound product platform with the commercialization skills and resources of Turtle Beach, including proven product design, product development, supply chain management, sales and marketing. We believe that the strength of the Turtle Beach headset business provides a strong foundation that will enable us to invest in the advancement and commercialization of HyperSound.
The Company's stock is traded on NASDAQ under the symbol HEAR.
Headset Business Overview
Turtle Beach launched its first gaming headset in 2005 and played a significant role in developing the market for advanced gaming headsets. Today’s consumers know Turtle Beach for advanced gaming headsets, which allow video game players to experience high-quality, immersive surround sound and to communicate with others while playing video games. Turtle Beach has licensing agreements with major software and entertainment brands, including Activision, Blizzard, Disney and Marvel to create co-branded headsets with popular franchises, such as Call of Duty® and Star Wars. Turtle Beach branded headsets are distributed internationally across North America, South America, Europe, the Middle East, Africa, Australia, and Asia, and sold at thousands of storefronts, including major retailers such as Amazon, Apple, Best Buy, GameStop, HMV, Target and Walmart.
We offer a variety of headsets at retail price points ranging from $30 to $300 and have offerings across all major gaming platforms. As gaming consoles have evolved from dedicated video game platforms to home entertainment hubs, and mobile devices have become platforms for entertainment, we have continued to evolve our headsets to reflect how content is consumed.
We believe that the primary growth drivers for our console gaming headset business are:
• Cumulative sales of 163 million consoles, in the aggregate, of Xbox 360, Xbox One, PlayStation®3, and PlayStation®4 consoles as of year-end 2013, as estimated in the June 2014 DFC Intelligence: Worldwide Console Forecast;
• Projected sales of next-generation Xbox One and PlayStation®4 consoles, which are forecasted to reach 178 million cumulative units by the end of 2018, as estimated in the June 2014 DFC Intelligence: Worldwide Console Forecast;
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
Business Trends
The gaming industry experienced a cyclical event in 2013 as Microsoft and Sony each introduced new consoles for the first time in eight years. Turtle Beach’s gaming headset business was materially impacted in 2013 by the beginning of this multi-year transition from sixth generation consoles to seventh generation consoles. After Sony announced the PlayStation®4 in February 2013 and Microsoft announced the Xbox One in May 2013, consumers began delaying gaming purchases in advance of the introduction of the new consoles, negatively impacting global sales of console hardware and software.
Therefore, we focused on investment in personnel and infrastructure with the goal of positioning for renewed growth in 2014 and to enter or strengthen our position in new geographic regions and expand the product line into areas outside of console gaming headsets.

PlayStation®4 console launch
In preparation for the launch of the PlayStation®4 in November 2013, we introduced two headsets designed for the new console, the P4C and PX4, and aggressively marketed many current generation headsets in our portfolio that are also compatible with the new console. As a result, sales of PlayStation®4 compatible headsets played a large role in the improved performance at the end of 2013, which carried over to the first half of 2014.
In January 2014 we announced an agreement with Sony Computer Entertainment Inc. to make officially licensed headsets for the PlayStation®4. In June 2014 we revealed the ELITE 800 and Stealth 400, two new wireless headsets that will come to retail during the 2014 holiday season, and in July 2014 we launched the P12, a new entry-level headset for the PlayStation®4. These developments will expand our core portfolio of headsets for the PlayStation®4 from two to six models by the end of the year.

Xbox One console launch
In order for headsets to receive integrated voice and chat audio from the Xbox One, a Microsoft proprietary hardware adapter is currently required, and in the future a Microsoft proprietary computer chip will be required, to receive the integrated voice and chat audio. Due to the inclusion of this proprietary adapter, older headsets lacking a license from Microsoft, including older Turtle Beach headsets, are not compatible with the Xbox One without the separately purchased adapter.
In October 2013, Microsoft informed us that the adapter and software created by Microsoft and required to enable full headset functionality on the Xbox One would not be implemented until the first quarter of 2014. As a result, we deferred the launch of the first-ever Xbox One compatible headsets -- the XO FOUR, XO SEVEN and Titanfall Atlas -- until March 6, 2014. In June 2014 we unveiled the XO ONE and Stealth 500X, which will expand our portfolio of Xbox One compatible headsets for the 2014 holiday season.
The consumer response to Xbox One and PlayStation®4 has been overwhelmingly positive, creating a growing installed base of users and a market for next generation headsets. We believe we are well positioned to benefit from the anticipated growth in the segment as consumers purchase new consoles over the next three years and beyond. DFC Intelligence estimates Xbox One cumulative sales will increase approximately 25 times from a base of 3.0 million in 2013 to 73.9 million in 2018, and estimates PlayStation®4 cumulative sales will increase approximately 22 times from a base of 4.7 million to 103.9 million over the same period. In addition, industry analysts expect Microsoft and Sony to continue to support their current generation consoles over the next few years and, as a result, we anticipate that there will continue to be a significant market through 2014 for our headsets that are compatible with Xbox 360 and PlayStation®3.
Seasonality
Our gaming headset business is seasonal with a significant portion of sales and profits typically occurring around the holiday period. Historically, more than 50% of headset business revenues are generated during the period from September through December as new headsets are introduced and consumers engage in holiday shopping.
Geographic Expansion
We have a strong market position in North America, United Kingdom, and Australia, and believe there is further opportunity for growth in the rest of Europe. Asia, in particular China, and Latin America are viewed as additional long-term growth opportunities. The Company intends to continue investing in a stronger presence and growth in these regions.
Total points of distribution is a standard retail trade term used to summarize distribution breadth by multiplying the number of retail outlets selling a product by the number of those products in each location. It takes into account how widely products are available and how many items are available. Points of distribution for our headset business nearly tripled overall from 2011 to 2013, increasing from approximately 128,000 to approximately 370,000. The international growth rate over the three-year period was 490%, with points of distribution increasing from approximately 27,000 to 159,000.
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
Health Care
Our research indicates that HyperSound technology delivers improved clarity and comprehension for hard of hearing listeners. Individuals with normal and impaired hearing reported improved comprehension and clarity of sounds generated by HyperSound Audio Systems compared to standard speakers in our consumer preference research involving more than 90 subjects. Data from our clinical study involving ten adult subjects demonstrated improvement in sound clarity over conventional speakers in those with mild to severe hearing loss. In February 2014 we received clearance from the U.S. Food and Drug Administration, or FDA, to market the HyperSound Audio System to improve the clarity and comprehension of sounds from various sources for listeners with or without hearing loss and with or without the use of hearing aids. There are over 48 million people with hearing impairments in the United States. We believe that a large percentage of that market can use HyperSound Audio Systems to improve their listening experiences from sources such as TV, CD/DVD players and stereo systems.
Consumer Applications
Our HyperSound technology has the potential to be developed into consumer products for various applications, including computers, video game consoles, televisions, home theater and home audio. With the advent of flat panel displays for use in televisions and mobile devices, manufacturers have been focused on creating thinner products often at the expense of sound quality. We believe this has created an opportunity to develop integrated and companion HyperSound products that improve the audio experience by providing immersive 3D sound. We believe that our ability to create a 3D sound image from two thin emitters, compared to a five- or seven-speaker surround sound set-up using conventional speakers can deliver a compelling and enhanced audio experience for consumers.
Key Performance Indicators and Non-GAAP Measures

Management routinely reviews key performance indicators including revenue, operating income and margins, earnings per share, among others. In addition, we consider other certain measures to be useful to management and investors evaluating our operating performance for the periods presented, and believe these additional measures provide a tool for evaluating our ongoing operations, liquidity and management of assets. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered a substitute for net income (loss) or other consolidated income statement data as determined in accordance with GAAP. These other measures may not be comparable to similarly titled measures employed by other companies. We consider the following non-GAAP measure, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

Adjusted EBITDA
“Adjusted EBITDA” is defined as net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation (non-cash), non-cash amortization of payments to founders and certain business transaction expenses. Management adjusts net income (loss) for business transaction costs because it believes that such items are not representative of core operations. For the three and six months ended June 30, 2014, business transaction costs consisted of acquisition-related costs in the amount of $(0.5) million and $3.7 million related to the merger.
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
Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, it should not consider Adjusted EBITDA in isolation or as a substitute for net income (loss) or other consolidated income statement data. Some of these limitations include, but are not limited to:
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
Adjusted EBITDA (and a reconciliation to Net loss, the nearest GAAP financial measure) for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Net loss	$(9,302)	$(3,338)	$(12,208)	$(5,642)
Interest expense	1,055	1,249	5,295	2,563
Depreciation and amortization	1,494	1,184	3,545	2,351
Stock-based compensation	1,348	555	2,397	1,263
Income tax benefit	(835)	(3,750)	(6,667)	(3,487)
Business transaction costs	(484)	680	3,744	680
Payments to founders	—	—	—	527
Adjusted EBITDA	$(6,724)	$(3,420)	$(3,894)	$(1,745)
Adjusted EBITDA decreased for the three and six months ended June 30, 2014 as compared to the prior year periods due to driven largely by non-recurring costs to package the Microsoft Xbox One Headset Chat Adapter with our headsets and ship them to retailers, an increase to inventory reserves, and incremental costs related to the HyperSound business.

Results of Operations
The following table sets forth the Company’s statement of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Net Revenue	$22,296	$24,520	$60,584	$54,053
Cost of Revenue	17,465	18,198	43,477	39,106
Gross Profit	4,831	6,322	17,107	14,947
Operating expenses	13,983	12,077	30,782	21,040
Operating loss	(9,152)	(5,755)	(13,675)	(6,093)
Interest expense	1,055	1,249	5,295	2,563
Other non-operating expense (income), net	(70)	84	(95)	473
Loss before income tax benefit	(10,137)	(7,088)	(18,875)	(9,129)
Income tax benefit	(835)	(3,750)	(6,667)	(3,487)
Net loss	$(9,302)	$(3,338)	$(12,208)	$(5,642)
Net Revenue
Net revenues for the three months ended June 30, 2014 decreased 9.1% over the comparable 2013 period to $22.3 million. While revenues of Xbox One compatible headsets remained strong and sales of licensed headsets for the Titanfall release were better than expected, overall, both domestic and international sales for the quarter were negatively impacted by strong retailer demand for the first Xbox One headsets that shifted shipments into the first quarter and continued industry-wide sales declines in consumer electronics.
For the six months ended June 30, 2014, net revenues increased $6.5 million, or 12.1%, compared to the six months ended June 30, 2013 reflecting the combined benefits of positive consumer reaction to the launch of our XO FOUR and XO SEVEN headsets, continued strong response to our PlayStation®4 compatible headsets as well as a delay in gaming headset audio for the Xbox One console that deferred headset sales from the holiday season to the first half of 2014.
Cost of Revenue and Gross Profit
Gross profit as a percentage of net revenues for the three months ended June 30, 2014 was 21.7% versus 25.8% in the comparable 2013 period. We experienced a year-over-year decrease in gross margin rate performance driven largely by non-recurring costs to package the Microsoft Xbox One Headset Chat Adapter with our headsets and ship them to retailers and higher promotional credits.
For the six months ended June 30, 2014, gross profit as a percentage of net sales increased to 28.2% from 27.7% in the comparable 2013 period driven by an increased penetration of higher margin headsets and absorption of non-recurring shipping and handling costs.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Selling and marketing	$7,698	$8,412	$14,698	$14,118
Research and development	2,071	1,325	4,069	2,212
General and administrative	4,698	1,660	8,271	4,030
Business transaction costs	(484)	680	3,744	680
Total operating expenses	$13,983	$12,077	$30,782	$21,040
Selling and Marketing
Selling and marketing expense for the three months ended June 30, 2014 totaled $7.7 million, or 34.5% as a percentage of net revenues, compared to $8.4 million, or 34.3% as a percentage of net revenues, for the three months ended June 30, 2013. The 8.5% decrease was primarily due to lower spending on trade show related marketing costs, offset, in part, by incremental costs related to the HyperSound business and higher depreciation on display units.
For the six months ended June 30, 2014, selling and marketing expense totaled $14.7 million, or 24.3% as a percentage of net revenues, compared to $14.1 million, or 26.1% as a percentage of net revenues, for the prior year period. The increase in expense was primarily due to $0.7 million of incremental costs related to the HyperSound business, additional depreciation costs related to the expansion of interactive retail display kiosks into two large retailers in the fourth quarter of 2013, offset, in part, by reduced trade show related marketing costs.
Research and Development
The increase in research and development expenses for the three and six months ended June 30, 2014 versus the comparable prior-year periods was primarily due to higher costs associated with additional headcount and additional incremental costs related to our product development efforts for HyperSound-based products.

General and Administrative
The increase in general and administrative expenses for the three and six months ended June 30, 2014 versus the comparable prior-year periods was primarily due to approximately $0.6 million and $0.8 million, respectively, of incremental costs to support being a public company, as well as higher consultant and legal fees in connection with the bank refinancing and equity offering and additional headcount to continue to build our internal capabilities.
Business Transaction
Business transaction expenses for the six months ended June 30, 2014 related to investment banker success fees of $2.2 million payable upon the close of the Merger as well as associated legal and accounting fees. Business transaction expenses of $0.7 million from the six months ended June 30, 2013 related to due diligence and legal costs incurred in connection with the Merger.
Interest Expense
Interest expense decreased by $0.2 million for the three months ended June 30, 2014, as compared to June 30, 2013, primarily due to lower average borrowings outstanding on our credit facility which was paid down with funds from our equity offering. The decrease was offset, in part, by additional interest charges related to the subordinated notes.
Interest expense increased $2.7 million for the six months ended June 30, 2014 primarily due to the write-off of $2.2 million of unamortized debt issuance costs related to the refinancing of our credit facility on March 31, 2014, additional interest related to the issuance of the subordinated notes and higher interest rates on the revolver and term loan balance outstanding under our previous credit facility.

Income Taxes
Income tax benefit for the three and six months ended June 30, 2014 was $0.8 million at an effective tax rate of 8.2% and $6.7 million at an effective tax rate of 35.3%, respectively. The effective tax rate for the three and six months ended June 30, 2014 was impacted by differences in book and tax treatment of transaction costs, interest on the Series B Redeemable Preferred Stock and other non-deductible expenses.

Income tax benefit for the three and six months ended June 30, 2013 was $3.8 million at an effective tax rate of 52.9% and $3.5 million at an effective tax rate of 38.2%, respectively, which were lower than the federal statutory rate primarily due to non-deductible interest on the Series B Redeemable Preferred Stock.

Liquidity and Capital Resources
Our primary source of working capital is cash flow from operations. We have funded operations and acquisitions in recent periods with operating cash flows, proceeds from debt financings and invoice factoring.

The following table summarizes our sources and uses of cash:

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Cash and cash equivalents at beginning of period	$6,509	$5,219
Net cash provided by operating activities	476	22,271
Net cash provided by (used for) investing activities	3,479	(2,862)
Net cash used for financing activities	(1,859)	(22,500)
Effect of foreign exchange on cash	353	(109)
Cash and cash equivalents at end of period	$8,958	$2,019
Operating activities
During the six months ended June 30, 2014, net cash provided by operating activities declined by $21.8 million as compared to the six months ended June 30, 2013. The year-over-year decrease is primarily the result of a reduction in net working capital items, primarily accounts payable payments and lower accounts receivables, and an increase in deferred taxes related to acquired net operating loss credits and higher stock compensation activity.

Investing activities
Cash provided by investing activities was $3.5 million during the six months ended June 30, 2014 compared to cash used for investing activities of $2.9 million during the six months ended June 30, 2013, as a result of $4.1 million of cash acquired in the merger. Capital expenditures decreased $2.2 million compared to the prior year period to $0.6 million for the six months ended June 30, 2014.
Financing activities
Net cash used for financing activities was $1.9 million during the six months ended June 30, 2014 compared to $22.5 million during the six months ended June 30, 2013. Financing activities during the first half of 2014 included (i) net payments on our revolving credit facilities of $20.5 million with cash from operations and funds from our equity offering, (ii) repayment of our $14.5 million legacy term loan and (iii) repayment of $10.8 million of outstanding subordinate notes, which were offset by $37.2 million of proceeds from the sale of common stock and the issuance of $7.0 million principal amount of subordinated notes. The net cash used in the six months ended June 30, 2013 was primarily due to net repayments of the revolving line of credit and term loan.

Management assessment of liquidity
Management believes that its current cash and cash equivalents, proceeds received from the equity offering (see below), and the amounts available under its asset-based credit facility and its cash flows derived from operations will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.
On April 24, 2014, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Needham & Company, LLC, as representative for the several other underwriters named therein, relating to an underwritten public offering (the “Offering”) of 4,000,000 shares of our common stock, at a price to the public of $10.00 per share (the “Offering Price”). Under the terms of the Underwriting Agreement, we also granted the underwriters a 30-day option to purchase up to an additional 600,000 shares of common stock at the Offering Price less the underwriting discount and estimated offering expenses payable by us. We received net proceeds from the Offering of approximately $37.2 million after deducting the underwriting discount and estimated offering expenses. The net proceeds from the Offering were used to repay certain indebtedness, including $10 million then outstanding under the Credit Facility as contemplated upon the occurrence of a public offering, and for working capital and other general corporate purposes.

We may explore additional financing sources to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower its cost of capital, which could include equity and debt financings. There can be no guarantee that any additional financing will be available on acceptable terms, if at all. If additional funds are raised through the issuance of equity or convertible debt, existing stockholders could suffer significant dilution, and if we raise additional funds through the issuance of debt securities or other borrowings, these securities or borrowings could have rights senior to common stock and could contain covenants that could restrict operations.
Foreign cash balances at June 30, 2014 and December 31, 2013 were $3.4 million and $1.4 million, respectively.

Revolving Credit Facility
On March 31, 2014, Turtle Beach and certain of its subsidiaries entered into a new asset-based revolving credit agreement (“Credit Facility”) with Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner, which replaced the then existing loan and security agreement (“the Credit Agreement” as described below). The new Credit Facility, which expires on March 31, 2019, provides for a line of credit of up to $60 million inclusive of a sub-facility limit of $10 million for TB Europe, a wholly owned subsidiary of Turtle Beach. The Credit Facility may be used for working capital, the issuance of bank guarantees, letters of credit and other corporate purposes.
The maximum credit availability for loans and letters of credit under Credit Facility is governed by a borrowing base determined by the application of specified percentages to certain eligible assets, primarily eligible trade accounts receivable and inventories, and is subject to discretionary reserves and revaluation adjustments.

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of June 30, 2014, interest rates for outstanding borrowings were 4.75% for base rate loans and 2.75% for LIBOR rate loans, which is referred to as the Base Rate. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

If certain availability thresholds are not met, meaning that the Company does not have receivables and inventory which are eligible to borrow on under the Credit Facility in excess of amounts borrowed, the Credit Facility requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio. The fixed charge ratio is defined as the ratio, determined on a consolidated basis for the most recent four fiscal quarters, of (a) EBITDA minus capital expenditures, excluding those financed through other instruments, and cash taxes paid, and (b) Fixed Charges defined as the sum of cash interest expense plus scheduled principal payments.
The Credit Facility also contains affirmative and negative covenants that, subject to certain exceptions, limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and transactions with affiliates and encumber and dispose of assets. Obligations under the Credit Facility are secured by a security interest and lien upon substantially all of the Company's assets.
As of June 30, 2014, the Company was not subject to the financial covenants, and excess borrowing availability was approximately $7.2 million. As of August 11, 2014, the date of this filing, the Company was in compliance with all financial covenants.
Credit Agreement
In August 2012, VTBH entered into a loan and security agreement (“the Credit Agreement”) with various financial institutions, which amended and restated the then existing $28 million term loan and $15 million credit facility. The Credit Agreement, which was to expire on August 22, 2015, provided for a $45 million term loan that bore interest at VTBH’s option at (i) the Adjusted Base Rate plus the applicable margin ranging from 2.50% to 3.25% as determined by VTBH’s total leverage ratio, or (ii) LIBOR, plus the applicable margin ranging from 3.50% to 4.25%. The Applicable Base Rate is equal to the highest of (a) the Prime Rate as determined by the syndication agent, (b) the federal funds rate plus 0.5% and (c) the LIBOR rate plus 1.0%. VTBH’s obligations under the Credit Agreement were secured by a first priority lien against substantially all of VTBH’s assets.
Further, the Credit Agreement was amended to increase the borrowing capacity on the revolving line of credit from $15 million to $55 million. The revolving line of credit was subject to limitations based on specific percentages of eligible accounts receivables and inventory.
2013 Amendments
VTBH entered into amendments to the Credit Agreement in July 2013 and August 2013 (the “2013 Amendments”). The 2013 Amendments waived certain defaults of the fixed charge coverage ratio and also provided for a new minimum EBITDA financial covenant, modifications of the fixed charge coverage ratio and maximum total leverage ratio for periods ending on or after September 28, 2013, and a modification of annual clean-down requirements with which VTBH would need to comply in order to provide for an increase in the eligible amount outstanding under the facility. In addition, the 2013 Amendments amended the interest rate on the outstanding term loans and required the issuance of $10 million of subordinated notes to reduce the outstanding borrowings on the term loan.
2014 Amendments
On January 15, 2014, in connection with the consummation of the Merger, the Company entered into a Third Amendment to the Credit Agreement in which Parametric became an obligor and guarantor under the loan and security agreement, and to (i) allow the Company to incur an additional $7 million of subordinated indebtedness, (ii) provide for the repayment of the term loan portion of the facility by February 28, 2014, (iii) change the maturity of the revolving line of credit portion of the facility to September 27, 2014, (iv) reduce the commitments under the revolving line of credit to $35 million after March 1, 2014, (v) increase the margin pursuant to which interest on outstanding amounts under the Credit Agreement was calculated by 0.75%, and (vi) modify the financial covenants contained in the Credit Agreement.
On March 13, 2014, the Company entered into a Fourth Amendment to the Credit Agreement to (i) increase the maximum principal amount of the lenders’ revolving loan commitment between February 28, 2014 and April 15, 2014 from $35 million to approximately $39 million, (ii) provide that the borrowers, on or prior to April 15, 2014, would reduce the aggregate dollar amount of revolving loans outstanding under the Credit Agreement to the lesser of $35 million or the Company’s borrowing base as of such date, (iii) waive the Company’s obligation to deliver certain certificates regarding its liquidity and borrowing base for the fiscal month ended February 28, 2014, and to specify the delivery date of such certificates during March 2014 and April 2014, (iv) eliminate a requirement that the borrowers reduce the aggregate dollar amount of revolving loans and swing loans outstanding to an amount no greater than $25 million for a thirty consecutive day period during the first fiscal quarter of each fiscal year, and (v) eliminate the lenders’ obligation to make additional revolving loan commitments after February 28, 2014.
In connection with the above, on January 15, 2014, we repaid $7.0 million of the term loan with proceeds from the issuance of a subordinated note, and on February 28, 2014 repaid the remaining $7.5 million principal balance with funds from operations, as required by the “2014 Amendments.”

Invoice Factoring
TB Europe utilized accounts receivable factoring arrangements with a third-party financial institution in order to accelerate its cash collections from product sales. These arrangements provided for the transfer of ownership of eligible trade accounts receivable up to a maximum of £5.0 million at any time, without recourse, to the third-party financial institution in exchange for cash. This invoice factoring arrangement was terminated on March 31, 2014, and related borrowings were fully paid with proceeds from the Credit Facility described above.
As of December 31, 2013, TB Europe had sold $5.7 million of trade accounts receivable to the third-party financial institution, which were netted against accounts receivable on the accompanying Condensed Consolidated Balance Sheet.
Subordinated Notes - Related Party
On August 30, 2013, VTBH issued $10 million of subordinated notes (the “August Notes”) to SG VTB Holdings, LLC (“SG VTB”), VTBH’s largest shareholder, Ronald Doornink, a director of VTBH, and Juergen Stark, VTBH’s chief executive officer, that bear interest at a rate of (i) 10% per annum for the first year and (ii) 20% per annum for all periods thereafter, with interest accruing and being added to the principal amount of the August Notes quarterly. Principal and interest on the August Notes are due upon maturity, which shall occur on the one year anniversary of the later of (i) the term loan maturity date under the Credit Agreement or (ii) the revolving line of credit termination date thereunder. The proceeds from the August Notes were used to repay an equivalent portion of the then outstanding term loans. In June 2014, we repaid the $10 million outstanding principal amount plus related accrued interest of the August Notes with proceeds from an equity offering.
In connection with the Third Amendment to the Credit Agreement, on January 15, 2014, the Company issued an additional $7 million subordinated note (the “January Note”) to SG VTB, the proceeds of which were applied against the outstanding balance of the term loan under the Credit Agreement. The January Note bears interest at a rate of (i) 10% per annum until December 31, 2014 (which is the maturity date of the January Note) and (ii) 20% per annum for all periods thereafter, with interest accruing and being added to the principal amount of the January Note quarterly. The other terms of the January Note are substantially similar to the terms of the August Notes.
Series A convertible stock
In conjunction with the Merger, $24.4 million principal amount of the Series A convertible stock was converted into shares of common stock pursuant to an exchange ratio specified in the Merger Agreement.
Series B redeemable preferred stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. We are required to redeem the Series B Redeemable Preferred Stock on the earlier to occur of September 28, 2030 or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $14.3 million and $13.7 million as of June 30, 2014 and December 31, 2013, respectively.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on our condensed consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances.
Different assumptions and judgments would change the estimates used in the preparation of the condensed consolidated financial statements, which, in turn, could change the results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis.
There have been no significant changes in the information concerning our critical accounting estimates as stated in Note 2 - Summary of Significant Accounting Policies in our Prospectus Supplement filed with the SEC on April 24, 2014.

Off-Balance Sheet Arrangements
Off balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity for which we have an obligation to the entity that is not recorded in the consolidated financial statements. As of June 30, 2014, there are no significant off-balance sheet arrangements.
Contractual Obligations
Our principal commitments primarily consist of obligations for minimum payment commitments to leases for office space, redeemable preferred stock and the revolving credit facility. As of June 30, 2014, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
	(in thousands)
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Contractual Obligations: (1)
Operating lease obligations (2)	$3,345	$857	$1,202	$1,101	185
Series B redeemable preferred stock (3)	51,928	—	—	—	51,928
Principal payments on long term debt (4)	19,256	19,256	—	—	—
Due to shareholders	3,125	3,125	—	—	—
Subordinated notes (5)	7,322	7,322	—	—	—
Total	$84,976	$30,560	$1,202	$1,101	$52,113
(1) Contractual obligations exclude tax liabilities of $1.5 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
(2) Operating lease agreements represent obligations to make payments under non-cancelable lease agreements for its facilities.
(3) In September 2010, Turtle Beach issued shares of its Series B Redeemable Preferred Stock. If the Series B Redeemable Preferred Stock is still outstanding as of October 2030, the Company will be required to redeem the shares for an aggregate of $51.9 million, which is comprised of the aggregate purchase price of $12.4 million plus cumulative preferred dividends of 8.0% per annum, or $39.5 million in the aggregate.
(4) On March 31, 2014 the Company entered into the Credit Facility that expires March 31, 2019. However, due to certain terms of the facility, the indebtedness is required to be classified as a current liability. See Note 9, “Credit Facilities and Long-Term Debt” for further information.
(5) On January 15, 2014, Turtle Beach issued $7 million of additional subordinated notes to SG VTB Holdings, LLC the proceeds of which were also applied against the outstanding balance of the term loan. Accrued interest on the subordinated notes was $0.3 million at June 30, 2014.

Item 3 - Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact its financial position due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates and inflation.

To date, the Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of June 30, 2014, we do not have any derivative financial instruments.
Interest Rate Risk
The Company's total variable rate debt is comprised of a revolving credit facility of $19.3 million. A hypothetical 10% increase in borrowing rates at June 30, 2014 would have resulted in a $0.2 million annual increase in interest expense on the existing principal balances.
Foreign Currency Exchange Risk
The Company has exchange rate exposure, primarily, with respect to the British Pound. As of June 30, 2014 and December 31, 2013, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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
PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

Please refer to Note 14 - “Commitments and Contingencies” in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A - Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in our Prospectus Supplement filed with the SEC on April 24, 2014 for the year ended December 31, 2013 under the heading “Risk Factors.” Our business, financial condition, operating results and cash flows can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations, cash flows and common stock price. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.
The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-Q or elsewhere. The following information should be read in conjunction with our financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.
Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Risks Related to Our Operations
We depend upon third-party gaming platforms to drive sales of our products.
The performance of our headset business is affected by the continued success of third-party gaming platforms, such as Microsoft Xbox and Sony PlayStation, as well as videogames by such manufacturers and other publishers. Our business could suffer if any of these parties fail to continue to drive the success of these platforms, develop new or enhanced videogame platforms, or popular game and entertainment titles for current or future generation platforms or does not produce and timely release sufficient quantities of their next-generation consoles. If a platform is withdrawn from the market or fails to sell, we may be forced to liquidate inventories relating to that platform or accept returns resulting in significant losses.
Further, in order for headsets to receive integrated voice and chat audio from the Xbox One, a Microsoft proprietary hardware adapter is currently required, and in the future a Microsoft proprietary computer chip will be required, to receive the integrated voice and chat audio. As a result, with respect to our products designed for the Xbox One, we are currently reliant on Microsoft to provide us with sufficient quantities of the headset adapters, and in the future will rely on Microsoft or their designated supplier to provide us with sufficient quantities of the chips. If we are unable to obtain sufficient quantities of these headset adapters or chips, sales of our Xbox One headsets and consequently our revenues would be adversely affected.
In addition, we are licensed and approved by Microsoft to develop and sell Xbox One compatible audio products. a party to a license agreement with Microsoft Corporation under which we have the right to manufacture (through third party manufacturers), market and sell audio products for the Xbox One videogame console, or the Xbox One Agreement. Our Xbox

One headsets are dependent on this license. Microsoft has the right to terminate the Xbox One Agreement under certain circumstances set forth in the agreement. Should the Xbox One Agreement be terminated, our headset offerings may be limited, thereby significantly reducing our revenues.
We face significant competition from other consumer electronics companies and this competition could have a material adverse effect on our financial condition and results of operations.
We compete with other producers of personal computers and video game console headsets, including the video game console manufacturers. Our competitors may spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for motion picture, television, sports, music and character properties, or develop more commercially successful products for the personal computer or video game platforms than we do. In addition, competitors with large product lines and popular products typically have greater leverage with retailers, distributors and other customers, who may be willing to promote products with less consumer appeal in return for access to those competitors’ more popular products.
In the event that a competitor reduces prices, we could be forced to respond by lowering our prices to remain competitive. If we are forced to lower prices, we may be required to “price protect” products that remain unsold in our customers’ inventories at the time of the price reduction. Price protection results in our issuing a credit to our customers in the amount of the price reduction for each unsold unit in that customer’s inventory. Our price protection policies, which are customary in the industry, can have a major impact on our sales and profitability.
In addition, if console manufacturers implement new technologies, through hardware or software, which would cause our headsets to become incompatible with that hardware manufacturer’s console, in each case to increase the sales of the hardware manufacturer’s own competing products, they could cause unanticipated delays in the release of our products as well as increases to projected development, manufacturing, marketing or distribution costs, any of which could harm our business and financial results.
Our industry is subject to competition in an environment of rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies, our revenues could be negatively affected.
We must make substantial product development and other investments to align our product portfolio and development efforts in response to market changes in the gaming industry. We must anticipate and adapt our products to emerging technologies in order to keep those products competitive. When we choose to incorporate a new technology into our products or to develop a product for a new platform or operating system, we are often required to make a substantial investment prior to the introduction of the product. If we invest in the development of a new technology or for a new platform that does not achieve significant commercial success, our revenues from those products likely will be lower than anticipated and may not cover our costs.
Further, our competitors may adapt to an emerging technology more quickly or effectively than we do, creating products that are technologically superior to ours, more appealing to consumers, or both. If, on the other hand, we elect not to pursue the development of products incorporating a new technology or for new platforms that achieve significant commercial success, our revenues could also be adversely affected. It may take significant time and resources to shift product development resources to that technology or platform and may be more difficult to compete against existing products incorporating that technology or for that platform. Any failure to successfully adapt to, and appropriately allocate resources among, emerging technologies could harm our competitive position, reduce our share and significantly increase the time it takes us to bring popular products to market.
There are numerous steps required to develop a product from conception to commercial introduction and to ensure timely shipment to retail customers, including designing, sourcing and testing the electronic components, receiving approval of hardware and other third-party licensors, factory availability and manufacturing and designing the graphics and packaging. Any difficulties or delays in the product development process will likely result in delays in the contemplated product introduction schedule. It is common in new product introductions or product updates to encounter technical and other difficulties affecting manufacturing efficiency and, at times, the ability to manufacture the product at all. Although these difficulties can be corrected or improved over time with continued manufacturing experience and engineering efforts, if one or more aspects necessary for the introduction of products are not completed as scheduled, or if technical difficulties take longer than anticipated to overcome, the product introductions will be delayed, or in some cases may be terminated. No assurances can be given that Turtle Beach products will be introduced in a timely fashion, and if new Turtle Beach products are delayed, our sales and revenue growth may be limited or impaired.

A significant portion of our revenue is derived from a few large customers, and the loss or any such customer, or a significant reduction in purchases by such customer, could have a material adverse effect on our business, financial condition and results of operations.
During 2013, our three largest individual customers accounted approximately 45% of our gross sales in the aggregate. The loss of, or financial difficulties experienced by, any of these or any of our other significant customers, including as a result of the bankruptcy of a customer, could have a material adverse effect on our business, results of operations, financial condition and liquidity. We do not have long-term agreements with these or other significant customers and our agreements with these customers do not require them to purchase any specific amount of products. All of our customers generally purchase from us on a purchase order basis. As a result, agreements with respect to pricing, returns, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each customer. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. In addition, the uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based in part on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. In addition, financial difficulties experienced by a significant customer could increase our exposure to uncollectible receivables and the risk that losses from uncollected receivables exceed the reserves we have set aside in anticipation of this risk.
The current console platform transition has adversely affected, and future transitions in console platforms may adversely affect, our headset business.
In 2005, Microsoft released the Xbox 360; in 2006, Sony introduced the PlayStation 3; and in 2012, Nintendo introduced the Wii U. Sony launched its next-generation console, PlayStation 4, on November 15, 2013, and Microsoft launched its next-generation console, Xbox One, on November 22, 2013. When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console peripherals and accessories, including headsets, for current console platforms in anticipation of new platforms becoming available. During these periods, sales of game console headsets such as those sold by us may slow or decline until new platforms are introduced and achieve wide consumer acceptance, which we cannot guarantee. This decrease or decline may not be offset by increased sales of products for the new console platforms. In addition, as a third party gaming headset company, we are reliant on working with the console manufacturers for our headsets compatible with the new console platforms, which if not done on a timely basis, has adversely affected and may in the future adversely affect sales. For example, the headset adapter that was provided to us by Microsoft for inclusion with new gaming headsets for the Xbox One was not available until March 2014 even though the console platform was available starting in November 2013.
As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions, and decreasing prices may put downward pressure on prices for products for such platforms. During platform transitions, we may simultaneously incur costs both in continuing to develop and market new products for prior-generation video game platforms, which may not sell at premium prices, and also in developing products for current-generation platforms, which will not generate immediate or near-term revenue. As a result, our operating results during platform transitions are more volatile and more difficult to predict than during other times.
The manufacture and supply of our products are dependent upon a limited number of third parties, and our success is dependent upon (i) the ability of these parties to manufacture and supply us with sufficient quantities of their product components and (ii) the continued viability and financial stability of these third-party suppliers.
Because we rely on a limited number of manufacturers and suppliers for our products, we may be materially and adversely affected by the failure of any of those manufacturers and suppliers to perform as expected and supply us with sufficient quantities of their product components to ensure consumer availability of our own products. Our suppliers’ ability to supply products to us is also subject to a number of risks, including availability of raw materials, financial instability, the destruction of their facilities, or work stoppages. Any shortage of raw materials or components or an inability to control costs associated with manufacturing could increase our costs or impair our ability to ship orders in a timely and cost-efficient manner. As a result, we could experience cancellation of orders, refusal to accept deliveries or a reduction in our prices and margins, any of which could harm our financial performance and results of operations.
Moreover, there can be no assurance that such manufacturers and suppliers will not refuse to supply us at prices we deem acceptable, independently market their own competing products in the future, or otherwise discontinue their relationships with or support of us. Our failure to maintain these existing manufacturing and supplier relationships, or to establish new relationships on similar terms in the future, could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Our HyperSound products have a number of components and subassemblies produced by outside suppliers. In addition, for certain of these items, we qualify only a single source with long lead times, which can magnify the risk of shortages or result in excess supply and also decreases our ability to negotiate with our suppliers on the basis of price. In particular, we depend on one piezo-film supplier to provide expertise and materials used in our proprietary emitters and one supplier for a majority of our plastic and metal parts from tooling owned by us. Our HyperSound sales have varied from quarter to quarter and are not subject to reliable forecast. If shortages occur we could lose sales or if we purchase excess inventory, we could be subject to loss from lack of sales or if models change. Also if we experience quality problems with suppliers, then our HyperSound production schedules could be significantly delayed or costs significantly increased, which could have an adverse effect on our business, liquidity, results of operation and financial position.
Our HyperSound business has not generated significant revenues, has a history of operating losses, expects additional losses and may not achieve or sustain profitability.
Our HyperSound business has incurred operating losses since its spin-off in 2010, and we expect additional losses in the near-term as we continue to expend significant resources on personnel, consultants, intellectual property protection, research and development, marketing, production and administration. Our ability to achieve future profitability is dependent on a variety of factors, many outside our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to continue to make additional capital investments in our HyperSound business which could materially impact our results of operations.
Substantially all our HyperSound revenues to date have been derived from sales of a limited number of products to a limited number of customers, and we cannot guarantee that we will be able to develop a larger customer base, introduce new products to generate additional revenues or obtain and fulfill increased orders from both prior and new customers. Further, even if we continue to retain prior customers and obtain new customers, we cannot guarantee that those customers will purchase sufficient quantities of our HyperSound products at prices that will enable us to recover our costs in acquiring those customers and fulfilling orders. We also cannot guarantee that we will be able to generate any future license revenues. Our ability to increase sales of our HyperSound products or generate license revenues depends on a number of factors, including:

•	our ability to timely demonstrate or manufacture reliable products that have the features required by our HyperSound customers;

•	our ability to develop relationships with new customers that will lead to sales of our HyperSound products or licensing of our HyperSound technology;

•	our ability to develop and expand into new markets for our HyperSound audio products and technology; and

•	our ability to develop international product distribution or licensing directly or through partners.
Our net sales and operating income fluctuate on a seasonal basis and decreases in sales or margins during peak seasons could have a disproportionate effect on our overall financial condition and results of operations.
Historically, a majority of our annual revenues have been generated during the holiday season. If we do not accurately forecast demand for particular products, we could incur additional costs or experience manufacturing delays. Any shortfall in expected fourth quarter net sales would cause our annual results of operations to suffer significantly.
Demand for our products depends on many factors such as consumer preferences and the introduction or adoption of game platforms and related content, and can be difficult to forecast. If we misjudge the demand for our products, we could face the following problems in our operations, each of which could harm our operating results:

•
If our forecasts of demand for products are too high, we may accumulate excess inventories of products, which could lead to markdown allowances or write-offs affecting some or all of such excess inventories. We may also have to adjust the prices of our existing products to reduce such excess inventories.

•
If demand for specific products increases beyond what we forecast, our suppliers and third-party manufacturers may not be able to increase production rapidly enough to meet the demand. Our failure to meet market demand would lead to missed opportunities to increase our base of users, damage our relationships with retailers and harm our business.

•	The launch of next-generation consoles increases the likelihood that we could fail to accurately forecast demand for our next-generation console headsets and our existing headsets.

•
Rapid increases in production levels to meet unanticipated demand could result in increased manufacturing errors, as well as higher component, manufacturing and shipping costs, all of which could reduce our profit margins and harm our relationships with retailers and consumers.

Loss of our key management and other personnel could impact our business.
Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. In addition, competition for skilled and non-skilled employees among companies like ours is intense, and the loss of skilled or non-skilled employees or an inability to attract, retain and motivate additional skilled and non-skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully, develop new products, attract customers and meet customer shipments.
If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted, our reputation may be damaged, and we may be financially liable for damages.
We rely heavily on information systems to manage our operations, including a full range of retail, financial, sourcing and merchandising systems. We regularly make investments to upgrade, enhance or replace these systems, as well as leverage new technologies to support our growth strategies. In addition, we have implemented enterprise-wide initiatives that are intended to standardize business processes and optimize performance. Any delays or difficulties in transitioning to new systems or integrating them with current systems or the failure to implement our initiatives in an orderly and timely fashion could result in additional investment of time and resources, which could impair our ability to improve existing operations and support future growth, and ultimately have a material adverse effect on our business.

The reliability and capacity of our information systems are critical. Despite preventative efforts, our systems are vulnerable from time-to-time to damage or interruption from, among other things, natural disasters, technical malfunctions, inadequate systems capacity, human error, power outages, computer viruses and security breaches. Any disruptions affecting our information systems could have a material adverse impact on our business. In addition, any failure to maintain adequate system security controls to protect our computer assets and sensitive data, including associate and client data, from unauthorized access, disclosure or use could damage our reputation with our associates and our clients. Finally, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends, in part, on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans.
Our results of operations and financial condition may be adversely affected by global business, political, operational, financial and economic conditions.
We face business, political, operational, financial and economic risks inherent in international business, many of which are beyond our control, including:

•
trade restrictions, higher tariffs, currency fluctuations or the imposition of additional regulations relating to import or export of our products, especially in China, where all of our Turtle Beach products are manufactured, which could force us to seek alternate manufacturing sources or increase our expenses, either of which could have a material adverse effect on our results of operations;

•
difficulties obtaining domestic and foreign export, import and other governmental approvals, permits and licenses, and compliance with foreign laws, which could halt, interrupt or delay our operations if we cannot obtain such approvals, permits and licenses, and that could have a material adverse effect on our results of operations;

•
difficulties encountered by our international distributors or us in staffing and managing foreign operations or international sales, including higher labor costs, which could increase our expenses and decrease our net sales and profitability;

•	transportation delays and difficulties of managing international distribution channels, which could halt, interrupt or delay our operations;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable, which could reduce our net sales and harm our financial results;

•
political and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions, any of which could materially and adversely affect our net sales and results of operations; and

•	natural disasters, which could have a material adverse effect on our results of operations.
Any of these factors could reduce our net sales, decrease our gross margins or increase our expenses. Should we establish our own operations in international territories where we currently utilize a distributor, we will become subject to greater risks associated with operating outside of the United States.
The electronics industry in general has historically been characterized by a high degree of volatility and is subject to substantial and unpredictable variations resulting from changing business cycles. Our operating results will be subject to fluctuations based on general economic conditions, in particular conditions that impact discretionary consumer spending. The audio products sector of the electronics industry has and may continue to experience a slowdown in sales, which adversely impacts our ability to generate revenues and impacts the results of our future operations. The current tight credit in financial markets may adversely affect the ability of our commercial customers to finance purchases and operations and could result in an absence of orders or spending for our products as well as create supplier disruptions. We are unable to predict the likely duration and severity of the adverse economic conditions and disruptions in financial markets and the effects they will have on our business and its financial condition.
Further, Our Turtle Beach products are manufactured in China and exported to the United States and worldwide. As a result of opposition to policies of the Chinese government and China’s growing trade surpluses with the United States, there has been, and in the future may be, opposition to the extension of NTR status for China. The loss of NTR status for China, changes in current tariff structures or adoption in the United States of other trade policies adverse to China could increase our manufacturing expenses and make it more difficult for us to manufacture our products in China.
Risks Related to our Intellectual Property and other Legal and Regulatory Matters
Our competitive position will be seriously damaged if our products are found to infringe on the intellectual property rights of others.
Other companies and our competitors may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products. As a result, although we do not believe that our products infringe the proprietary rights of any third parties, there can be no assurance that infringement or other legal claims will not be asserted against us or that we may be found to infringe the intellectual property rights of others. The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, resulting in significant and often protracted and expensive litigation. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results could be adversely affected. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of our resources. An adverse result from intellectual property litigation could force us to do one or more of the following:

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
If we are unable to obtain and maintain intellectual property rights and/or enforce those rights against third parties who are violating those rights, our business could suffer.
We rely on various intellectual property rights, including patents, trademarks, trade secrets and trade dress to protect our Turtle Beach brand name, reputation, product appearance and technology and our proprietary rights in our HyperSound technology. Although we have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with selected parties with whom we conduct business to limit access to and disclosure of our proprietary information, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of that intellectual property or deter independent third-party development of similar technologies. Monitoring the unauthorized use of proprietary technology and trademarks is costly, and any dispute or other litigation, regardless of outcome, may be costly and time consuming and may divert our management and key personnel from our business operations. The steps taken by us may not prevent unauthorized use of proprietary technology or trademarks. Many features of our products are not protected by patents; and as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could adversely affect our financial results.
We are susceptible to counterfeiting of our products, which may harm our reputation for producing high-quality products and force us to incur expenses in enforcing our intellectual property rights. Such claims and lawsuits can be expensive to resolve, require substantial management time and resources, and may not provide a satisfactory or timely result, any of which would harm our results of operations. As some of products are sold internationally, we are also dependent on the laws of a range of countries to protect and enforce our intellectual property rights. These laws may not protect intellectual property rights to the same extent or in the same manner as the laws of the United States.
Further, we are a party to licenses that grant us rights to intellectual property, including trademarks, that are necessary or useful to our Turtle Beach business. For example, we license the right to market certain products with the trade names and imagery of brands such as Activision, Marvel and Major League Gaming. One or more of our licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license. If successful, this could result in our loss of the right to use the licensed intellectual property, which could adversely affect our ability to commercialize our technologies or products, as well as harm our competitive business position and our business prospects.
Our success, in part, also depends on our ability to obtain and enforce intellectual property protection of our technology, particularly our patents. There is no guarantee any patent will issue on any patent application that we have filed or may file. Claims allowed from existing or pending patents may not be of sufficient scope or strength to protect the economic value of our technologies. Further, any patent that we may obtain will expire, and it is possible that it may be challenged, invalidated or circumvented. If we do not secure and maintain patent protection for our HyperSound technology and products, our competitive position could be significantly harmed. A competitor may independently develop or patent technologies that are substantially equivalent or superior to our HyperSound technology.
As we expand our HyperSound product line or develop new uses for our HyperSound technology, these products or uses may be outside the protection provided by our current patent applications and other intellectual property rights. In addition, if we develop new HyperSound products or enhancements to existing products we cannot assure you that we will be able to obtain patents to protect them. Even if we do receive patents for our existing or new HyperSound products, these patents may not provide meaningful protection, or may be too costly to enforce protection. In some countries outside of the United States where our HyperSound products may be sold or our HyperSound technology may be licensed, patent protection is not available. Moreover, some countries that do allow registration of patents do not provide meaningful redress for violations of patents. As a result, protecting intellectual property in these countries is difficult and our competitors may successfully sell products in these countries that have functions and features that infringe on our intellectual property.
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
Our HyperSound technology is subject to government regulation, which could lead to unanticipated expense or litigation.
Our HyperSound technology emits ultrasonic vibrations and is regulated by the FDA, as well as the Federal Communications Commission, or the FCC. Although we believe we are in compliance with applicable FDA and FCC regulations, in the event of certain unanticipated defects in our HyperSound products, a customer or we may be required to comply with governmental requirements to remedy the defect and/or notify consumers of the problem. This could lead to unanticipated expense, and possible product liability litigation against a customer or us. Any regulatory impediment to full commercialization of our HyperSound technology, or any of our other technologies, could adversely affect our results of operations.
 In our efforts to seek additional medical device marketing clearance we could face significant regulatory issues that could bar or delay product marketing or limit indicated uses.
The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all, or that there will not be limitations imposed on indicated uses and claims. After submitting a notification seeking medical device marketing clearance from the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act, we recently received clearance from the FDA for the marketing of the HyperSound Audio System as a hearing improvement device. This provision of the Federal Food, Drug and Cosmetic Act allows certain medical devices to avoid human clinical trials if the product is “substantially equivalent” to another device already on the market. Premarket notification requires a new device to be compared for safety, effectiveness and technological characteristics to another device (or multiple devices) already on the market.
Once approved, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review, regulation and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market.
To market any HyperSound products internationally, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA clearance or approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA clearance or approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA clearance or approval, including the risk that our HyperSound products may not be approved for use under all of the circumstances requested, which could limit the uses of our HyperSound products and adversely impact potential HyperSound product sales, and that such clearance or approval may require costly, post-marketing follow-up studies. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Changes in laws or regulations or the manner of their interpretation or enforcement could adversely impact our financial performance and restrict our ability to operate our business or execute our strategies.
New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, may create uncertainty for public companies, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, compliance costs and enforcement under the Dodd-Frank Wall Street Reform and Consumer Protection Act. For example, under Section 1502 of the Dodd-Frank Act, the SEC has adopted additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the rules include tin, tantalum, tungsten and gold. Our suppliers may use some or all of these materials in their production processes. The rules require us to conduct a reasonable country of origin inquiry to determine if we know or have reason to believe any of the minerals used in the production process may have originated from the Democratic Republic of the Congo or an adjoining country. If we are not able to determine the minerals did not originate from a covered country or conclude that there is no reason to believe that the minerals used in the production process may have originated in a covered country, we would be required to perform supply chain due diligence on members of our supply chain. Global supply chains can have multiple layers, thus the costs of complying with these new requirements could be substantial. These new requirements may also reduce the number of suppliers who provide conflict free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Compliance costs and the unavailability of raw materials could have a material adverse effect on our results of operations.
We continually evaluate and monitor developments with respect to new and proposed laws, regulations, standards and rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations, standards and rules are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.
We are subject to various environmental laws and regulations that could impose substantial costs on us and may adversely affect our business, operating results and financial condition.
Our operations and some of our products are regulated under various federal, state, local and international environmental laws. In addition, regulatory bodies in many of the jurisdictions in which we operate propose, enact and amend environmental laws and regulations on a regular basis. The laws and regulations applying to our business include those governing the discharge of pollutants into the air and water, the management, disposal and labeling of, and exposure to, hazardous substances and wastes and the cleanup of contaminated sites. We could be required to incur additional costs to comply with such regulations and may incur fines and civil or criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. The ultimate costs under environmental laws and the timing of these costs are difficult to predict. Although we cannot predict the ultimate impact of any new laws and regulations, such laws will likely result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products, any of which could have a material adverse effect on our business. Additionally, to the extent that our competitors choose not to abide by these environmental laws and regulations, we will be at a cost disadvantage, thereby hindering our ability to effectively compete in the marketplace.
Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation could result in fines, criminal penalties and an adverse effect on our business.
We operate in 44 countries, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws. We are subject, however, to the risk that our officers, directors, employees, agents and collaborators may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010 and the European Union Anti-Corruption Act, as well as trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties or curtailment of operations in certain jurisdictions, and might adversely affect our results of operations. In addition, actual or alleged violations could damage our reputation and ability to do business.
Risks Related to Liquidity
We depend upon the availability of capital under our revolving credit facility to finance our operations. Any additional financing that we may need may not be available on favorable terms or at all.
In addition to cash flow generated from sales, we finance our operations with a revolving credit facility, which we refer to as the Credit Facility, provided by Bank of America, N.A, or “BofA”, as Agent, Sole Lead Arranger and Sole Bookrunner. If we are unable to comply with the restrictive and financial covenants contained in the Credit Facility, and are unable to obtain a waiver under the Credit Facility, BofA may declare the outstanding borrowings under the Credit Facility immediately due and payable. Such event would have an immediate and material adverse impact on our business, results of operations and financial condition. We would be required to obtain additional financing from other sources, and we cannot predict whether or on what terms additional financing might be available. If we are required to seek additional financing and are unable to obtain it, we may have to change our business and capital expenditure plans, which would have a materially adverse effect on our business, financial condition and results of operations. In addition, the debt under the Credit Facility could make it more difficult to obtain other debt financing in the future, which could put us at a competitive disadvantage to competitors with less debt.
The Credit Facility contains financial and other covenants that we are obligated to maintain. If we violate any of these covenants, we will be in default under the Credit Facility. If a default occurs and is not timely cured or waived, BofA could seek remedies against us, including termination or suspension of obligations to make loans and issue letters of credit and acceleration of amounts due under the Credit Facility. No assurance can be given that we will be able to maintain compliance with these covenants in the future. The Credit Facility is asset based and can only be drawn down in an amount to which eligible collateral exists and can be negatively impacted by extended collection of accounts receivable, unexpectedly high product returns and slow moving inventory, among other factors. As of the date of this prospectus supplement, we were in compliance with our covenants.
 If we need to obtain additional funds for any reason, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. Our failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations and financial condition. In the event that no alternative financing is available, we would be forced to drastically curtail operations, dispose of assets or cease operations altogether.
The Credit Facility provides our lenders with a first-priority lien against substantially all of our working capital assets, including trade accounts receivable, inventories, and intellectual property and contains certain restrictions on our ability to take certain actions.
The Credit Facility contains certain financial covenants and other restrictions that limit our ability, among other things, to incur certain additional indebtedness; pay dividends and repurchase stock; make certain investments and other payments; enter into certain mergers or consolidations; engage in sale and leaseback transactions and transactions with affiliates; and encumber and dispose of assets.
In addition, we have granted the lenders a first-priority lien against substantially all of our working capital assets, including trade accounts receivable, inventories and our intellectual property. Failure to comply with the operating restrictions or financial covenants in the Credit Facility could result in a default which could cause the lenders to accelerate the timing of payments and exercise their lien on substantially all of our working capital assets.

Risks Related to the Merger
The success of the Merger will depend, in large part, on our ability going forward to realize the anticipated benefits from combining the HyperSound business and Turtle Beach business, and in the near-term will result in additional costs as we devote significant time and resources to integration and compliance with public company regulations.
The Merger involved the integration of two companies that previously have operated independently with operating offices in two distinct locations. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits.
Even if we are able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, innovation and operational efficiencies that may be possible from this integration and that these benefits will be achieved within a reasonable period of time.
With the completion of the merger, we possess not only all of the assets, but also all of the liabilities of both the Turtle Beach business and the HyperSound business. Although due diligence investigations were conducted of known and potential liabilities and obligations, it is possible that undisclosed, contingent or other liabilities or problems may arise, which could have an adverse effect on our business, operating results and financial condition.
Further, prior to the Merger, VTB Holdings, Inc., which operated the Turtle Beach business and was the accounting acquirer in the Merger, operated as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as rules implemented by the SEC and The NASDAQ Stock Market, or NASDAQ, impose various requirements on public companies, including those related to corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these requirements. Certain members of our management do not have significant experience in addressing these requirements. In addition, certain of our directors have limited experience serving on the boards of public companies. Moreover, these rules and regulations will increase our legal and financial compliance costs relative to those of Turtle Beach and will make some activities more time consuming and costly.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with these requirements will require that we incur substantial accounting and related expenses and expend significant management efforts. We will need to hire additional accounting and financial staff to satisfy the ongoing requirements of Section 404 of the Sarbanes-Oxley Act and the reporting requirements of being a public company. The costs of hiring such staff may be material and there can be no assurance that such staff will be immediately available to us. Ensuring that we have adequate internal financial and accounting controls and procedures in place to enable us to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities.
We are subject to, and could become subject to in the future, stockholder litigation associated with the Merger, which could harm our business, financial condition and operating results.
Stockholders of companies involved in mergers may at times initiate litigation alleging, among other things, improprieties in the manner in which mergers or dispositions of business units were approved or executed. We have had, and may continue to have, actions brought against us by stockholders in connection with the Merger, past transactions, changes in our stock price or other matters. Any such claims, whether or not resolved in our favor, could divert our management and other resources from the operation of our business and otherwise result in unexpected and substantial expenses that would adversely and materially impact our business, financial condition and operating results. For example, and as further described in Note 14, “Commitments and Contingencies,” we are involved in legal proceedings related to the Merger involving certain of our stockholders. In addition, the holder of VTB’s Series B redeemable preferred stock, or the Series B Holder, has notified us that he believes that, as a result of the Merger, he is entitled to a cash payment equal to the full redemption amount in respect of his shares of Series B Redeemable preferred stock. The redemption value of VTB’s Series B Redeemable preferred stock was $14.3 million as of June 30, 2014. It is our position that the Series B Holder is not entitled to such a payment as a result of the Merger and we intend to vigorously defend ourselves in any action that may arise from such claims. If any of these claims are ultimately successful, our liquidity and financial condition would be materially adversely affected.

Risks Related to Ownership of our Common Stock
Ownership of our common stock is highly concentrated, and we are a “controlled company” within the meaning of the corporate governance standards of NASDAQ and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.
Certain Turtle Beach stockholders acting as a group beneficially own or control approximately 72.6% of our common stock. Accordingly, these stockholders, acting as a group pursuant to a stockholder agreement, have substantial influence over the outcome of our corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders also may exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may affect adversely the market value of our common stock due to investors’ perception that such conflicts of interest may exist or arise.
Additionally, we are a “controlled company” under NASDAQ rules. A “controlled company” under NASDAQ rules is a listed company more than 50% of the voting power of which is held by an individual, a group or another company (and which elects to be treated as a “controlled company”). Certain stockholders of Turtle Beach constitute a group controlling more than 50% of the voting power of our voting stock. As a “controlled company,” we are permitted to, and have, opted out of certain NASDAQ rules that would otherwise require (i) a majority of the members of our board to be independent, (ii) that our compensation committee be comprised entirely of independent directors and (iii) that we establish a nominating and governance committee comprised entirely of independent directors, or otherwise ensure that director nominees are determined or recommended to our board by the independent members of our board. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

Item 6. Exhibits

3.1	Articles of Incorporation of Turtle Beach Corporation

3.2	Bylaws, as amended, of Turtle Beach Corporation

31.1	Certification of Juergen Stark, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John T. Hanson, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

TURTLE BEACH CORPORATION

Date: August 11, 2014	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)