Form 10-Q
period 2014-09-30
Turtle Beach Corp
filed 2014-11-10
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or

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

The number of shares of Common Stock, $0.001 par value, outstanding on October 31, 2014 was 42,027,991.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Turtle Beach Corporation
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$4,416	$6,509
Accounts receivable, net	26,712	48,542
Inventories, net	46,557	49,643
Deferred income taxes	13,918	2,214
Prepaid income taxes	1,329	2,925
Prepaid expenses and other current assets	5,866	3,561
Total Current Assets	98,798	113,394
Property and equipment, net	5,174	7,369
Goodwill	80,974	—
Intangible assets, net	40,025	3,972
Deferred income taxes	6,101	827
Other assets	650	1,745
Total Assets	$231,722	$127,307
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Revolving credit facilities	$28,663	$39,736
Term loan	—	14,500
Subordinated notes - related parties	7,506	—
Accounts payable	28,650	44,136
Due to shareholders	—	3,125
Other current liabilities	8,039	9,712
Total Current Liabilities	72,858	111,209
Series B redeemable preferred stock	14,621	13,713
Deferred income taxes	14,325	850
Subordinated notes	—	10,342
Other liabilities	2,041	1,986
Total Liabilities	103,845	138,100
Commitments and Contingencies
Series A convertible preferred stock, $0.01 par value - 50,000,000 shares authorized; 48,689,555 shares issued and outstanding as of December 31, 2013	—	24,345
Stockholders' Equity (Deficit)
Common stock, $0.001 par value - 50,000,000 shares authorized; 42,011,463 and 12,700,460 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	42	13
Additional paid-in capital	126,739	(54,031)
Retained earnings	929	18,775
Accumulated other comprehensive income	167	105
Total Stockholders' Equity (Deficit)	127,877	(35,138)
Total Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)	$231,722	$127,307

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands, except per-share data)
Net Revenue	$33,325	$38,299	$93,909	$92,352
Cost of Revenue	25,576	29,653	69,053	68,759
Gross Profit	7,749	8,646	24,856	23,593
Operating expenses:
Selling and marketing	7,962	7,665	22,660	21,783
Research and development	2,797	1,027	6,866	3,239
General and administrative	4,311	1,648	12,582	5,678
Business transaction costs	—	1,607	3,744	2,287
Total operating expenses	15,070	11,947	45,852	32,987
Operating loss	(7,321)	(3,301)	(20,996)	(9,394)
Interest expense	866	2,017	6,161	4,580
Other non-operating expense (income), net	334	(217)	239	256
Loss before income tax benefit	(8,521)	(5,101)	(27,396)	(14,230)
Income tax benefit	(2,883)	(3,699)	(9,550)	(7,186)
Net loss	$(5,638)	$(1,402)	$(17,846)	$(7,044)

Net loss per share:
Basic	$(0.13)	$(0.11)	$(0.46)	$(0.55)
Diluted	$(0.13)	$(0.11)	$(0.46)	$(0.55)
Weighted average number of shares:
Basic	41,962	12,700	38,869	12,700
Diluted	41,962	12,700	38,869	12,700

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Net loss	$(5,638)	$(1,402)	$(17,846)	$(7,044)

Other comprehensive income (loss):
Foreign currency translation adjustment	(574)	138	62	29
Other comprehensive income (loss)	(574)	138	62	29
Comprehensive loss	$(6,212)	$(1,264)	$(17,784)	$(7,015)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,846)	$(7,044)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	4,339	3,051
Amortization of intangible assets	808	712
Amortization of debt financing costs	2,587	1,209
Stock-based compensation	3,916	1,919
Accrued interest on Series B redeemable preferred stock	908	745
Paid in kind interest	953	—
Deferred income taxes	(10,282)	(5,224)
Reversal of sales returns reserve	(3,534)	(5,756)
Reversal of doubtful accounts	(8)	(350)
Provision for obsolete inventory	179	(347)
Loss (Gain) on disposal of property and equipment	9	(9)
Changes in operating assets and liabilities:
Accounts receivable	25,419	38,882
Inventories	3,559	(21,217)
Accounts payable	(16,027)	26,290
Due to shareholders	(3,125)	(3,125)
Prepaid expenses and other assets	(2,418)	(3,832)
Income taxes payable	1,784	(8,105)
Other liabilities	(3,318)	(2,540)
Net cash provided by (used for) operating activities	(12,097)	15,259
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,947)	(4,109)
Cash acquired in business combination	4,093	—
Net cash provided by (used for) investing activities	2,146	(4,109)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	93,057	30,250
Repayment of revolving credit facilities	(104,130)	(33,064)
Repayment of capital leases	(25)	—
Repayment of term loan	(14,500)	(17,500)
Repayment of subordinated notes	(10,789)	—
Proceeds from sale of common stock, net of issuance costs	37,230	—
Proceeds from exercise of stock options	1,552	—
Debt financing costs	(1,509)	(1,021)
Proceeds from issuance of subordinated notes	7,000	10,000
Net cash provided by (used for) financing activities	7,886	(11,335)
Effect of exchange rate changes on cash and cash equivalents	(28)	28
Net decrease in cash and cash equivalents	(2,093)	(157)
Cash and cash equivalents - beginning of period	6,509	5,219
Cash and cash equivalents - end of period	$4,416	$5,062

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$1,782	$2,349
Cash paid for income taxes	$190	$8,224
Value of shares issued to acquire HyperSound business	$113,782	$—

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
	(in thousands)
Balance at December 31, 2013	48,690	$24,345	12,700	$13	$(54,031)	$18,775	$105	$(35,138)
Net loss	—	—	—	—	—	(17,846)	—	(17,846)
Other comprehensive income	—	—	—	—	—	—	62	62
Adjustment for reverse merger			7,275	7	113,775		—	113,782
Conversion of Series A Preferred	(48,690)	(24,345)	17,527	18	24,327		—	24,345
Cashless exercise of warrants	—	—	24	—	—	—	—	—
Sale of common stock, net of issuance costs	—	—	4,000	4	37,226	—	—	37,230
Stock options exercised and related tax activity	—	—	486	—	1,526	—	—	1,526
Stock-based compensation	—	—	—	—	3,916		—	3,916
Balance at September 30, 2014	—	$—	42,012	$42	$126,739	$929	$167	$127,877

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Background and Basis of Presentation
Organization
Turtle Beach Corporation (“Turtle Beach” or the “Company”) is a premier audio innovation company with deep expertise and relevant experience in developing, commercializing and marketing audio technologies across a range of large addressable markets under the Turtle Beach and HyperSound brands. Turtle Beach is a worldwide leading provider of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers, Macintosh computers, tablets and mobile devices. HyperSound is a novel patent-protected sound delivery technology that delivers immersive, directional audio offering unique benefits in a variety of commercial and consumer audio devices, including improved clarity and comprehension for hard of hearing listeners.
Turtle Beach (f/k/a Parametric Sound Corporation “Parametric”) was incorporated in the state of Nevada in 2010 as a new wholly-owned subsidiary of LRAD Corporation and, after a spin off, became a stand-alone independent public company later that year with an administrative office and a manufacturing facility located in Poway, California.

VTB Holdings, Inc. (“VTBH”), the parent holding company of the historical business of Voyetra Turtle Beach, Inc. (“VTB”), was incorporated in the state of Delaware in 2010 and is headquartered in Valhalla, New York, with additional administrative and research and development offices in San Diego and San Jose, California.
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

Merger with Parametric Sound
On January 15, 2014 (the “Closing Date”), VTB Holdings, Inc., which operated the Turtle Beach business, and Parametric, which operated the HyperSound® business, completed the merger (the “Merger”) of Paris Acquisition Corporation (“Merger Sub”) with and into VTBH in accordance with the terms and conditions of the Agreement and Plan of Merger dated August 5, 2013, by and among Parametric, Merger Sub and VTBH (the “Merger Agreement”). As a result of the Merger, VTBH, the accounting acquirer and surviving entity, became a wholly-owned subsidiary of Parametric, a publicly-traded company.

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Since VTBH is considered the accounting acquirer, the December 31, 2013 balance sheet and the comparative information for the three and nine months ended September 30, 2013 contain the results of VTBH only. The results of operations as of, and for the three and nine months ended September 30, 2014 contain the results of the Turtle Beach business and HyperSound business from the January 15, 2014 acquisition date forward. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire fiscal year.

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
Note 2. Summary of Significant Accounting Policies
The preparation of consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company can give no assurance that actual results will not differ from those estimates.

There have been no material changes to the critical accounting policies and estimates from the information provided in Note 2 of the notes to our consolidated financial statements in our Annual Report.

Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendment is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is currently evaluating the impact, if any, this new standard will have on our consolidated financial statements and have not yet determined the method of adoption.

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

Business Transaction Costs

Business transaction costs as a result of the merger of $3.7 million and $2.3 million were recognized for the nine months ended September 30, 2014 and September 30, 2013, respectively. The components of business transaction costs are presented below.

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Legal fees	$786	$1,179
Accounting fees	84	968
Advisory fees	2,219	—
Termination and severance	450	—
Other	205	140
Total Transaction Costs	$3,744	$2,287

Advisory fees include success based fees payable to investment bankers for both merger parties.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

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

	Three Months Ended
	September 30, 2013
	Reported	Proforma
	(in thousands)
Net Revenue	$38,299	$38,386
Net Loss	$(1,402)	$(4,023)

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Reported	Proforma	Reported	Proforma
	(in thousands)
Net Revenue	$93,909	$93,909	$92,352	$92,806
Net Loss	$(17,846)	$(19,936)	$(7,044)	$(13,612)

Pro forma results for the nine months ended September 30, 2014 include $1.2 million in pre-merger business transaction costs in addition to the $3.7 million in merger-related business transaction costs recorded in the Condensed Consolidated Financial Statements.

Pro forma results for the three and nine months ended September 30, 2013 include $1.3 million in pre-merger business transaction costs in addition to the $1.6 million and $2.3 million, respectively, in merger-related business transaction costs recorded in the Condensed Consolidated Financial Statements.

Note 4. Equity Offering

On April 24, 2014, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Needham & Company, LLC, as representative for the several other underwriters named therein, relating to an underwritten public offering (the “Offering”) of 4,000,000 shares of our common stock, at a price to the public of $10.00 per share (the “Offering Price”). Under the terms of the Underwriting Agreement, the Company also granted the underwriters a 30-day option to purchase up to an additional 600,000 shares of common stock at the Offering Price less the underwriting discount and estimated offering expenses payable by Turtle Beach. Total net proceeds received from the Offering totaled approximately $37.2 million after deducting the underwriting discount and estimated offering expenses. The net proceeds from the Offering were used to repay certain indebtedness, including $10 million then outstanding under the revolving credit agreement as contemplated upon the occurrence of a public offering, and for working capital and other general corporate purposes. See Note 9, “Credit Facilities and Long-Term Debt” for further information.

Note 5. Fair Value Measurement
The Company follows a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Cash equivalents are stated at amortized cost, which approximated fair value as of the consolidated balance sheet dates, due to the short period of time to maturity. Cash, accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The revolving credit facilities and long-term debt and subordinated notes are stated at the carrying value as the stated interest rate approximates market rates currently available to the Company. As of September 30, 2014 and December 31, 2013, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy:

	December 31, 2013
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents - money market funds	$19	$—	$—	$19
Total financial assets	$19	$—	$—	$19

Other current liabilities - derivative liabilities	$—	$(392)	$—	$(392)
Total financial liabilities	$—	$(392)	$—	$(392)

At September 30, 2014, there were no outstanding financial assets and liabilities recorded at fair value on a recurring basis.

Note 6. Allowance for Sales Returns
The following tables provide the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of period	$2,429	$1,636	$6,266	$7,748
Reserve accrual	2,686	3,599	7,526	9,554
Recoveries and deductions, net	(2,383)	(3,243)	(11,060)	(15,310)
Balance, end of period	$2,732	$1,992	$2,732	$1,992
Note 7. Composition of Certain Financial Statement Items
Concentration of Revenue and Accounts Receivable
Our three largest individual customers accounted for approximately 44% of our gross sales in the aggregate for the nine months ended September 30, 2014, or individually 16%, 15% and 13%. In addition, two customers accounted for 15% and 16%, respectively, of accounts receivable as of September 30, 2014 and 24% and 20%, respectively, for December 31, 2013.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

Inventories, net
Inventories, net consist of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$3,129	$5,499
Finished goods	43,428	44,144
Total inventories, net	$46,557	$49,643
Property and Equipment, net
Property and equipment, net consists of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Machinery and equipment	$510	$249
Software and software development	748	581
Furniture and fixtures	222	144
Tooling	2,047	1,756
Leasehold improvements	103	59
Demonstration units and convention booths	11,256	10,014
Total property and equipment, gross	14,886	12,803
Less: accumulated depreciation and amortization	(9,712)	(5,434)
Total property and equipment, net	$5,174	$7,369
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

We assess the impairment of long‑lived assets, identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. With respect to goodwill and identifiable intangible assets having indefinite lives, we test for impairment on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value is below its carrying amount. Factors we consider important, which could trigger an impairment review, include the following: (a) significant underperformance relative to expected historical or projected future operating results; (b) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (c) significant negative industry or economic trends. No impairment indicators were noted in the third quarter of 2014 which would trigger the need for testing.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Goodwill
Changes in the carrying values of goodwill for the nine months ended September 30, 2014 are as follows:

(in thousands)
Balance as of January 1, 2014	$—
Activity in 2014
Acquisition of HyperSound business	$80,974
Balance as of September 30, 2014	$80,974
Acquired Intangible Assets
Acquired identifiable intangible assets, and related accumulated amortization, as of September 30, 2014 and December 31, 2013 consist of:

	September 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,840	$2,211	$3,629
Non-compete agreements	179	134	45
In-process Research and Development	27,100	—	27,100
Developed technology	8,880	80	8,800
Trade names	170	25	145
Patent and trademarks	306	—	306
Total Intangible Assets	$42,475	$2,450	$40,025

	December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,526	$1,623	$3,903
Non-compete agreements	177	108	69
Total	$5,703	$1,731	$3,972
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

Amortization expense related to definite lived intangible assets of $0.2 million and $0.8 million was recognized in the three and nine months ended September 30, 2014, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2013, respectively.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2014, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2014	$572
2015	2,348
2016	2,053
2017	1,885
2018	1,805
Thereafter	3,956
Total	$12,619
Note 9. Credit Facilities and Long-Term Debt

	September 30, 2014	December 31, 2013
	(in thousands)
Revolving credit facility, maturing March 2019	$28,663	$—
Revolving line of credit, repaid in March 2014	—	39,736
Term loans	—	14,500
Subordinated notes	7,506	10,342
Total outstanding debt	36,169	64,578
Less: current portion of revolving line of credit	(28,663)	(39,736)
Less: current portion of term loan	—	(14,500)
Less: current portion of subordinated notes	(7,506)	—
Total noncurrent portion of long-term debt	$—	$10,342
Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.9 million and $6.2 million for the three and nine months ended September 30, 2014, respectively, and $2.0 million and $4.6 million for the three and nine months ended September 30, 2013, respectively.
Amortization of deferred financing costs was $20,000 and $2.6 million for the three and nine months ended September 30, 2014, respectively, and $0.8 million and $1.2 million for the three and nine months ended September 30, 2013, respectively. The amount for the nine months ended September 30, 2014 includes the write-off of $2.2 million in deferred financing costs associated with the repayment of the Company's former loan and security agreement (see below).
Revolving Credit Facility
On March 31, 2014, Turtle Beach and certain of its subsidiaries entered into a new asset-based revolving credit agreement (“Credit Facility”) with Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner, which replaced the then existing loan and security agreement (“the Credit Agreement” as described below). The Credit Facility, which expires on March 31, 2019, provides for a line of credit of up to $60 million inclusive of a sub-facility limit of $10 million for TB Europe, a wholly owned subsidiary of Turtle Beach. The Credit Facility may be used for working capital, the issuance of bank guarantees, letters of credit and other corporate purposes.
The maximum credit availability for loans and letters of credit under Credit Facility is governed by a borrowing base determined by the application of specified percentages to certain eligible assets, primarily eligible trade accounts receivable and inventories, and is subject to discretionary reserves and revaluation adjustments.

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of September 30, 2014, interest rates for outstanding borrowings were 4.75% for base rate loans and 2.75% for LIBOR rate loans, which is referred to as the Base Rate. In addition,

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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
As of September 30, 2014, the Company was in compliance with all financial covenants, and excess borrowing availability was approximately $13.7 million.
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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents our income tax benefit and effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Income tax benefit	$(2,883)	$(3,699)	$(9,550)	$(7,186)
Effective income tax rate	33.8%	72.5%	34.9%	50.5%

Income tax benefit for the three and nine months ended September 30, 2014 was $2.9 million at an effective tax rate of 33.8% and $9.6 million at an effective tax rate of 34.9%, respectively. The effective tax rate for the three and nine months ended September 30, 2014 was impacted by differences in book and tax treatment of transaction costs, interest on the Series B Redeemable Preferred Stock and other non-deductible expenses as well as foreign earnings.

Income tax benefit for the three and nine months ended September 30, 2013 was $3.7 million at an effective tax rate of 72.5% and $7.2 million at an effective tax rate of 50.5%, respectively, which were higher than the federal statutory rate primarily due to the projected tax benefit relating to the loss incurred to date.

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

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statement of operations. As of September 30, 2014 and December 31, 2013, the Company had uncertain tax positions of $1.5 million, inclusive of $0.5 million of interest and penalties, and does not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations, and its consolidated federal tax return for 2012 is currently under examination. The federal tax years open under the statute of limitations are 2010 through 2012, and the state tax years open under the statute of limitations are 2009 through 2012.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11. Stock-Based Compensation
Total estimated stock-based compensation expense for employees and non-employees, related to all of the the Company's stock-based awards, was comprised as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenue	$151	$15	$219	$56
Selling and marketing	279	93	607	251
Product development	241	93	656	249
General and administrative	848	455	2,434	1,363
Total stock-based compensation	$1,519	$656	$3,916	$1,919
Related income tax benefit	$608	$262	$1,567	$767
	$911	$394	$2,349	$1,152

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
The following table presents the stock activity and the total number of shares available for grant as of September 30, 2014:

(in thousands)
Balance at December 31, 2013	1,439
VTBH 2011 Plan terminated at Merger	(1,439)
2013 Plan adopted at Merger	2,372
Options granted	(1,777)
Restricted Stock granted	(6)
Forfeited/Expired shares added back	50
Balance at September 30, 2014	639

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2013	3,960,793	4.71	8.45	3,031,094
Granted	1,777,327	11.92
Assumed in acquisition	1,392,854	6.02
Exercised	(485,559)	3.19
Forfeited	(218,749)	5.52
Outstanding at September 30, 2014	6,426,666	7.08	7.04	13,476,250
Vested and expected to vest at September 30, 2014	6,426,666	7.08	7.04	13,476,250
Exercisable at September 30, 2014	3,041,492	4.83	5.31	9,655,119
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
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $4.0 million for the nine months ended September 30, 2014.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are assumptions for the nine months ended September 30, 2014.

Expected term (in years)	6.0 - 6.3
Risk-free interest rate	1.8% - 2.0%
Expected volatility	47.5% - 49.8%
Dividend rate	0%
Each of these inputs is subjective and generally requires significant judgment to determine.
The weighted average grant date fair value of options granted during the nine months ended September 30, 2014 was $7.30. The total estimated fair value of employee options vested during the nine months ended September 30, 2014 was $4.7 million. As of September 30, 2014, total unrecognized compensation cost related to non-vested stock options granted to employees was $13.3 million, which is expected to be recognized over a remaining weighted average vesting period of 2.9 years.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2013	—	$—
Granted	6,396	15.63
Nonvested restricted stock at September 30, 2014	6,396	15.63
As of September 30, 2014 total unrecognized compensation cost related to the nonvested restricted stock awards granted was $0.1 million, which is expected to be recognized over a remaining weighted average vesting period of 3.3 years.

Series B Redeemable Preferred Stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. The Series B Redeemable Preferred Stock is required to be redeemed on the earlier of September 28, 2030, or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $14.6 million and $13.7 million as of September 30, 2014 and December 31, 2013, respectively.
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

As September 30, 2014 and 2013, 1,135,048, and 1,255,280 phantom units at a weighted-average exercise price of $0.77 and $0.89 have been granted and are outstanding. Because these phantom units are not exercisable or convertible into common shares, said amounts and exercise prices were not subject to the exchange ratio provided by the Merger agreement. As of September 30, 2014, compensation expense related to the Appreciation Plan units remained unrecognized because as of those dates a change in control, as defined in the plan, had not occurred.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except per-share data)
Net Loss	$(5,638)	$(1,402)	$(17,846)	$(7,044)

Weighted average common shares outstanding — Basic	41,962	12,700	38,869	12,700
Plus incremental shares from assumed conversions:
Dilutive effect of stock options	—	—	—	—
Weighted average common shares outstanding — Diluted	41,962	12,700	38,869	12,700
Net loss per share:
Basic	$(0.13)	$(0.11)	$(0.46)	$(0.55)
Diluted	$(0.13)	$(0.11)	$(0.46)	$(0.55)

As described in Note 1, “Background and Basis of Presentation” current period and historical weighted-average shares amounts reflect the application of a 0.35997 conversion ratio to historical VTBH share and weighted-average share amounts. For the three and nine months ended September 30, 2013, weighted-average shares used in computing net loss per share are for VTBH common shares only in conformity with U.S. GAAP reporting standards.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Stock options	6,118	3,658	6,066	3,658
Warrants	31	—	38	—
Unvested restricted stock awards	6	—	6	—
Total	6,155	3,658	6,110	3,658

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 13. Geographic Information

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
United States	$18,689	$17,810	$56,668	$51,093
International	14,636	20,489	37,241	41,259
Total revenues	$33,325	$38,299	$93,909	$92,352

The United Kingdom comprised $5.8 million and $18.6 million, respectively, for the three and nine months ended September 30, 2014 and $6.3 million and $16.1 million for the three and nine months ended September 30, 2013. No other country outside of the United States comprised 10% or greater of total revenues.

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

On August 5, 2013, VTBH and the Company (f/k/a Parametric) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company. Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a Merger that allegedly undervalued the Company. VTBH and the Company were named as a defendant in these lawsuits under the theory that they had aided and abetted Company's Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which by agreement was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada cases denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and seeks monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and seeks monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. VTBH and the Company are currently seeking review of that decision from the Nevada Supreme Court. The Company believes that the plaintiffs’ claims against it are without merit and intends to vigorously defend itself in the litigation. As of September 30, 2014, the Company is unable to estimate a possible loss or range of possible loss in regards to this matter; therefore, no litigation reserve has been recorded in the consolidated financial statements.

On November 20, 2013, Shana Vasek, a purported shareholder of the Company, filed a class action lawsuit in the United States District Court for the District of Nevada, under the caption Vasek v. Parametric Sound Corp., Case No.2:13-cv-02148-JAD-GWF, naming the same defendants, asserting substantially the same allegations and seeking substantially the same relief as named, asserted and sought in the above-referenced consolidated action pending in Nevada state court. In addition to asserting substantially the same claims for breach of fiduciary duty and aiding and abetting as asserted in the above-referenced consolidated action pending in Nevada state court, the plaintiff in the federal court action asserted a claim for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9. The federal court action was dismissed without prejudice on April 29, 2014 due to failure of service by the plaintiff.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Warranties

We warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in accrued liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Warranty, beginning of period	$260	$32	$139	$165
Warranty costs accrued	—	136	354	320
Settlements of warranty claims	(192)	(151)	(425)	(468)
Warranty, end of period	$68	$17	$68	$17

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

Merger with Parametric Sound
On January 15, 2014, VTB Holdings, Inc. (“VTBH”) and Parametric Sound Corporation (“Parametric”) completed a merger (the “Merger”) that resulted in a company with a new investment profile and unaudited pro forma combined net revenue of $179 million for the year ended December 31, 2013.
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
As such, the historical revenues are primarily derived from the sale of gaming headsets and accessories, including replacement parts for gaming headsets and audio cables. During 2014, revenues will also include the sale of HyperSound® products for commercial applications.
On May 20, 2014, Parametric filed a Certificate of Amendment to its Articles of Incorporation to change the company's name from “Parametric Sound Corporation” to “Turtle Beach Corporation” effective May 28, 2014.

Business Overview
Turtle Beach Corporation (herein referred to as the “Company,” “we,” “us,” or “our”) is a premier audio innovation company with deep expertise and relevant experience in developing, commercializing and marketing audio technologies across a range of large addressable markets under the Turtle Beach and HyperSound brands. Turtle Beach (TurtleBeach.com) is the worldwide leading provider of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, PC and Macintosh computers, tablets and mobile devices. HyperSound (HyperSound.com) is a novel patent-protected sound delivery technology that delivers immersive, directional audio offering unique benefits in a variety of commercial settings and consumer devices, including improved clarity and comprehension for listeners with hearing loss. Our mission is to utilize innovative technology to create exceptional audio experiences across a wide range of consumer and commercial applications.

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
• The launch of new console video game titles, which we believe increases foot traffic into retail stores and lifts console gaming headset sales; and
• The estimated installed base of more than 7 million Turtle Beach headsets, which we expect to drive upgrades and replacements.
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

In 2014, new product highlights include:

•
The first gaming headsets for the PlayStation®4 and Xbox One with DTS Headphone:X 7.1 surround sound technology, an innovative new sound experience designed to make movies, music and games sound better over headphones.

•	The first gaming headset to provide fully wireless game and chat audio for the Xbox One.

•	The first headset for the PlayStation®4 with noise cancellation and invisible microphones.

PlayStation®4
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
In January 2014, we announced an agreement with Sony Computer Entertainment Inc. to make officially licensed headsets for the PlayStation®4. During 2014, we added three wireless headsets -- the ELITE 800, Stealth 500P and Stealth 400 -- and the P12, a new entry-level headset for the PlayStation®4 which expanded our core portfolio of headsets for the PlayStation®4 from two to six models.

Xbox One
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
In October 2013, Microsoft informed us that the adapter and software created by Microsoft required to enable full headset functionality on the Xbox One would not be implemented until the first quarter of 2014. As a result, we deferred the launch of the first-ever Xbox One compatible headsets -- the XO FOUR, XO SEVEN and Titanfall Atlas -- until March 6, 2014. In addition, we unveiled the XO ONE and Stealth 500X to expand our portfolio of Xbox One compatible headsets.
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
In September 2014, sales of our XO Four and XO Seven officially-licensed Xbox One gaming headsets began in China. The launch of the gaming headsets coincided with the launch of the Xbox One console, which debuted in China on September 29. In concert with the introduction of our officially-licensed Xbox One headsets, we have created a Chinese language version of the Turtle Beach brand and logo. Phonetically pronounced “Huan Jing,” the Chinese language version of the brand name translates as “Fantasy Space.”

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
Health Care
Our research indicates that HyperSound technology delivers improved clarity and comprehension for hard of hearing listeners. Individuals with normal and impaired hearing reported improved comprehension and clarity of sounds generated by HyperSound Audio Systems compared to standard speakers in our consumer preference research involving more than 90 subjects. Data from a clinical study we sponsored involving ten adults demonstrated improvement in sound clarity over conventional speakers in those with mild to severe hearing loss. In February 2014 we received clearance from the U.S. Food and Drug Administration, or FDA, to market the HyperSound Audio System to improve the clarity and comprehension of sounds from various sources for listeners with or without hearing loss and with or without the use of hearing aids. There are over 48 million people with hearing loss in the United States. We believe that a large percentage of that market can use HyperSound Audio Systems to improve their listening experiences from sources such as TV, CD/DVD players and stereo systems.
Consumer Applications
Our HyperSound technology has the potential to be developed into consumer products for various applications, including computers, video game consoles, televisions, home theater and home audio. With the advent of flat panel displays for use in televisions and mobile devices, manufacturers have been focused on creating thinner products often at the expense of sound quality. We believe this has created an opportunity to develop integrated and companion HyperSound products that improve the audio experience by providing immersive 3D sound. We believe that our ability to create a 3D sound image from two thin emitters, compared to a five- or seven-speaker surround sound set-up using conventional speakers can deliver a compelling and enhanced audio experience for certain consumers.
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

Adjusted EBITDA
“Adjusted EBITDA” is defined as net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation (non-cash), non-cash amortization of payments to founders and certain business transaction expenses. Management adjusts net income (loss) for business transaction costs because it believes that such items are not representative of core operations. For the nine months ended September 30, 2014, business transaction costs consisted of acquisition-related costs in the amount of $3.7 million related to the Merger. The three and nine months ended September 30, 2013 included $1.6 million and $2.3 million, respectively, in merger-related business transaction costs.
We believe Adjusted EBITDA provides useful information to investors about us and our financial condition and results of operations for the following reasons: (i) it is one of the measures used by our board of directors and management team to evaluate our operating performance; (ii) it is one of the measures used by our management team to make day-to-day operating decisions; (iii) the adjustments made in our calculation of Adjusted EBITDA (business transaction costs, payments to our founders, and stock-based compensation) are often viewed as either non-recurring or not reflective of ongoing financial performance or have no cash impact on operations; and (iv) it is used by securities analysts, investors and other interested parties as a common operating performance measure to compare results across companies in our industry by backing out potential differences caused by variations in capital structures (affecting relative interest expense), and the age and book value of facilities and equipment (affecting relative depreciation and amortization expense).
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
Adjusted EBITDA (and a reconciliation to Net loss, the nearest GAAP financial measure) for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Net loss	$(5,638)	$(1,402)	$(17,846)	$(7,044)
Interest expense	866	2,017	6,161	4,580
Depreciation and amortization	1,602	1,412	5,147	3,763
Stock-based compensation	1,519	656	3,916	1,919
Income tax benefit	(2,883)	(3,699)	(9,550)	(7,186)
Business transaction costs	—	1,607	3,744	2,287
Payments to founders	—	—	—	527
Adjusted EBITDA	$(4,534)	$591	$(8,428)	$(1,154)

Adjusted EBITDA decreased for the three months ended September 30, 2014 as compared to the prior year period driven largely by lower sales volumes, incremental costs related to the HyperSound business, certain customer credits and the write-off of scrap material primarily in connection with our refurbished product vendor transition.
Adjusted EBITDA decreased for the nine months ended September 30, 2014 as compared to the prior year periods driven largely by costs to package the Microsoft Xbox One Headset Chat Adapter with our headsets and ship them to retailers, an increase to inventory reserves, and incremental costs related to the HyperSound business.
Results of Operations
The following table sets forth the Company’s statement of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Net Revenue	$33,325	$38,299	$93,909	$92,352
Cost of Revenue	25,576	29,653	69,053	68,759
Gross Profit	7,749	8,646	24,856	23,593
Operating expenses	15,070	11,947	45,852	32,987
Operating loss	(7,321)	(3,301)	(20,996)	(9,394)
Interest expense	866	2,017	6,161	4,580
Other non-operating expense (income), net	334	(217)	239	256
Loss before income tax benefit	(8,521)	(5,101)	(27,396)	(14,230)
Income tax benefit	(2,883)	(3,699)	(9,550)	(7,186)
Net loss	$(5,638)	$(1,402)	$(17,846)	$(7,044)
Net Revenue
Net revenues for the three months ended September 30, 2014 totaled $33.3 million which was a decrease of 13.0% over the comparable 2013 period. Net revenues for the quarter were negatively impacted by the timing of releases of certain new products, specifically the Elite 800 and Stealth 500X, and international shipments, including a decline in sales to our Canadian distributor as the comparable prior quarter included incremental initial stock orders. However, September provided solid momentum heading into the holiday season bolstered by recent AAA multi-player game launches and our release of the Xbox One compatible XO ONE and PlayStation® compatible headsets, the Ear Force Stealth 400 and Stealth 500P.
For the nine months ended September 30, 2014, net revenues increased $1.6 million, or 1.7%, compared to the nine months ended September 30, 2013 on the strength of our headset portfolio, reflected by continued positive consumer reaction to the XO FOUR, XO SEVEN and the Ear Force X12 and PX22 headsets as well as encouraging initial response to our recently released PlayStation® compatible headsets. In addition, Microsoft delayed gaming headset audio when the Xbox One console was launched in November 2013 until March 2014 which resulted in a deferral of headset sales from the 2013 holiday season into the first half of 2014.
Cost of Revenue and Gross Profit
Gross profit as a percentage of net revenues for the three months ended September 30, 2014 was 23.3% versus 22.6% in the comparable 2013 period. We experienced a year-over-year increase in gross margin rate performance driven largely by sales of higher margin headsets and customer mix as North American sales increased as a percentage of revenue, offset, in part, by increased royalties, certain customer credits and a write-off of scrap material.
For the nine months ended September 30, 2014, gross profit as a percentage of net sales increased to 26.5% from 25.5% in the comparable 2013 period driven by an increased penetration of higher margin headsets compared to the shift towards lower-priced models ahead of the new console introductions in the comparable prior period. Excluding the negative impact of shipping and handling costs entirely related to the Microsoft Xbox One Headset Chat Adapter in connection with the new console release, gross profit as a percentage of net sales would have been 29.4%.
Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Selling and marketing	$7,962	$7,665	$22,660	$21,783
Research and development	2,797	1,027	6,866	3,239
General and administrative	4,311	1,648	12,582	5,678
Business transaction costs	—	1,607	3,744	2,287
Total operating expenses	$15,070	$11,947	$45,852	$32,987
Selling and Marketing
Selling and marketing expense for the three months ended September 30, 2014 totaled $8.0 million, or 23.9% as a percentage of net revenues, compared to $7.7 million, or 20.0% as a percentage of net revenues, for the three months ended September 30, 2013. The 3.9% increase was primarily due to incremental costs related to the HyperSound business offset, in part, by lower direct media promotional activity as the comparable quarter included our iSeries media headset marketing campaign.
For the nine months ended September 30, 2014, selling and marketing expense totaled $22.7 million, or 24.1% as a percentage of net revenues, compared to $21.8 million, or 23.6% as a percentage of net revenues, for the prior year period. The increase in expense was primarily due to $1.1 million of incremental costs related to the HyperSound business and additional depreciation costs related to the expansion of interactive retail display kiosks into two large retailers in the fourth quarter of 2013, offset, in part, by lower direct media promotional activity and reduced trade show related costs.
Research and Development
The increase in research and development expenses for the three and nine months ended September 30, 2014 versus the comparable prior-year periods was primarily due to higher costs associated with additional headcount and incremental costs related to our product development efforts for HyperSound-based products.

General and Administrative
The increase in general and administrative expenses for the three and nine months ended September 30, 2014 versus the comparable prior-year periods was primarily due to incremental costs to support being a public company, including additional headcount to build our internal capabilities and higher stock compensation costs, as well as consultant and legal fees in connection with our bank refinancing and merger-related public filings.
Business Transaction
Business transaction expenses for the nine months ended September 30, 2014 related to investment banker success fees of $2.2 million payable upon the close of the merger as well as associated legal and accounting fees. Business transaction expenses of $2.3 million from the nine months ended September 30, 2013 related to due diligence and legal costs incurred in connection with the Merger.
Interest Expense
Interest expense decreased by $1.2 million for the three months ended September 30, 2014, as compared to September 30, 2013, primarily due to lower average borrowings outstanding on our credit facility which was paid down with funds from our equity offering.
Interest expense increased $1.6 million for the nine months ended September 30, 2014 primarily due to the write-off of $2.2 million of unamortized debt issuance costs related to the refinancing of our credit facility on March 31, 2014, additional interest related to the issuance of the subordinated notes and higher interest rates on the revolver and term loan balance outstanding under our previous credit facility.
Income Taxes
Income tax benefit for the three and nine months ended September 30, 2014 was $2.9 million at an effective tax rate of 33.8% and $9.6 million at an effective tax rate of 34.9%, respectively. The effective tax rate for the three and nine months ended September 30, 2014 was impacted by differences in book and tax treatment of transaction costs, interest on the Series B Redeemable Preferred Stock and other non-deductible expenses.

Income tax benefit for the three and nine months ended September 30, 2013 was $3.7 million at an effective tax rate of 72.5% and $7.2 million at an effective tax rate of 50.5%, respectively, which were higher than the federal statutory rate primarily due to the projected tax benefit relating to the loss incurred to date.

Liquidity and Capital Resources
Our primary source of working capital is cash flow from operations. We have funded operations and acquisitions in recent periods with operating cash flows, proceeds from debt financings and invoice factoring.

The following table summarizes our sources and uses of cash:

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Cash and cash equivalents at beginning of period	$6,509	$5,219
Net cash provided by (used for) operating activities	(12,097)	15,259
Net cash provided by (used for) investing activities	2,146	(4,109)
Net cash provided by (used for) financing activities	7,886	(11,335)
Effect of foreign exchange on cash	(28)	28
Cash and cash equivalents at end of period	$4,416	$5,062

Operating activities
Cash used for operating activities for the nine months ended September 30, 2014 was $12.1 million, a decline of $27.4 million as compared to cash provided by operating activities of $15.3 million for the nine months ended September 30, 2013. The year-over-year decrease is primarily the result of lower net income adjusted for non-cash expenses and a reduction in net working capital items, primarily accounts payable payments and accounts receivables, and an increase in deferred taxes related to acquired net operating loss credits.

Investing activities
Cash provided by investing activities was $2.1 million during the nine months ended September 30, 2014 compared to cash used for investing activities of $4.1 million during the nine months ended September 30, 2013, as a result of $4.1 million of cash acquired in the merger. Capital expenditures decreased $2.2 million compared to the prior year period to $1.9 million for the nine months ended September 30, 2014.
Financing activities
Net cash provided by financing activities was $7.9 million during the nine months ended September 30, 2014 compared to net cash used of $11.3 million during the nine months ended September 30, 2013. Financing activities during the nine months ended included $37.2 million of proceeds from the sale of common stock and the issuance of $7.0 million principal amount of subordinated notes partially offset by (i) net payments on our revolving credit facilities of $11.1 million with cash from operations and funds from our equity offering, (ii) repayment of our $14.5 million legacy term loan and (iii) repayment of $10.8 million of outstanding subordinated notes. The net cash used in the nine months ended September 30, 2013 was primarily due to net repayments of the revolving line of credit and term loan, partially offset by the issuance of $10 million principal amount of subordinated notes.
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
Foreign cash balances at September 30, 2014 and December 31, 2013 were $1.2 million and $1.4 million, respectively.

As of September 30, 2014, we have begun to transition our refurbishing activities from a revenue sharing arrangement in which an authorized third-party refurbished and resold product in exchange for a share of the revenues to a "Fee For Service" arrangement. Under such an arrangement, Turtle Beach, for an agreed upon per unit cost, would designate certain returned product to be refurbished into a saleable condition and resell the product through our own network of dealers and distributors. As a result, the timing of cash flows and write-offs related to our refurbishing activities will differ from the former arrangement, since those items will be recorded upon management's determination of which product to refurbish or to scrap.

Revolving Credit Facility
On March 31, 2014, Turtle Beach and certain of its subsidiaries entered into a new asset-based revolving credit agreement (“Credit Facility”) with Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner, which replaced the then existing loan and security agreement (“the Credit Agreement” as described below). The Credit Facility, which expires on March 31, 2019, provides for a line of credit of up to $60 million inclusive of a sub-facility limit of $10 million for TB Europe, a wholly owned subsidiary of Turtle Beach. The Credit Facility may be used for working capital, the issuance of bank guarantees, letters of credit and other corporate purposes.
The maximum credit availability for loans and letters of credit under Credit Facility is governed by a borrowing base determined by the application of specified percentages to certain eligible assets, primarily eligible trade accounts receivable and inventories, and is subject to discretionary reserves and revaluation adjustments.

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of September 30, 2014, interest rates for outstanding borrowings were 4.75% for base rate loans and 2.75% for LIBOR rate loans, which is referred to as the Base Rate. In addition,

Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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
As of September 30, 2014, the Company was in compliance with all financial covenants, and excess borrowing availability was approximately $13.7 million.
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
Series B redeemable preferred stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. We are required to redeem the Series B Redeemable Preferred Stock on the earlier to occur of September 28, 2030 or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $14.6 million and $13.7 million as of September 30, 2014 and December 31, 2013, respectively.
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

See Note 2, “Recently Issued Accounting Pronouncements,” in the Notes to the condensed consolidated financial statements for a complete discussion of recent accounting pronouncements. We are currently evaluating the impact of certain recently issued guidance on our financial condition and results of operations in future periods.

Off-Balance Sheet Arrangements
Off balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity for which we have an obligation to the entity that is not recorded in the consolidated financial statements. As of September 30, 2014, there are no significant off-balance sheet arrangements.
Contractual Obligations
Our principal commitments primarily consist of obligations for minimum payment commitments to leases for office space, redeemable preferred stock and the revolving credit facility. As of September 30, 2014, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
	(in thousands)
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Contractual Obligations: (1)
Operating lease obligations (2)	$3,124	$812	$1,161	$1,105	46
Series B redeemable preferred stock (3)	51,928	—	—	—	51,928
Principal payments on long term debt (4)	28,663	28,663	—	—	—
Subordinated notes (5)	7,506	7,506	—	—	—
Total	$91,221	$36,981	$1,161	$1,105	$51,974
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
(5) On January 15, 2014, Turtle Beach issued $7 million of additional subordinated notes to SG VTB Holdings, LLC the proceeds of which were also applied against the outstanding balance of the term loan. Accrued interest on the subordinated notes was $0.5 million at September 30, 2014.

Item 3 - Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact its financial position due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates and inflation.

To date, the Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of September 30, 2014, we do not have any derivative financial instruments.
Interest Rate Risk
The Company's total variable rate debt is comprised of a revolving credit facility of $28.7 million. A hypothetical 10% increase in borrowing rates at September 30, 2014 would have resulted in a $0.3 million annual increase in interest expense on the existing principal balances.
Foreign Currency Exchange Risk
The Company has exchange rate exposure, primarily, with respect to the British Pound. As of September 30, 2014 and December 31, 2013, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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
The performance of our headset business is affected by the continued success of third-party gaming platforms, such as Microsoft Xbox and Sony PlayStation®, as well as videogames by such manufacturers and other publishers. Our business could suffer if any of these parties fail to continue to drive the success of these platforms, develop new or enhanced videogame platforms, or popular game and entertainment titles for current or future generation platforms or does not produce and timely release sufficient quantities of their next-generation consoles. If a platform is withdrawn from the market or fails to sell, we may be forced to liquidate inventories relating to that platform or accept returns resulting in significant losses.
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
In 2005, Microsoft released the Xbox 360; in 2006, Sony introduced the PlayStation®3; and in 2012, Nintendo introduced the Wii U. Sony launched its next-generation console, PlayStation®4, on November 15, 2013, and Microsoft launched its next-generation console, Xbox One, on November 22, 2013. When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console peripherals and accessories, including headsets, for current console platforms in anticipation of new platforms becoming available. During these periods, sales of game console headsets such as those sold by us may slow or decline until new platforms are introduced and achieve wide consumer acceptance, which we cannot guarantee. This decrease or decline may not be offset by increased sales of products for the new console platforms. In addition, as a third party gaming headset company, we are reliant on working with the console manufacturers for our headsets compatible with the new console platforms, which if not done on a timely basis, has adversely affected and may in the future adversely affect sales. For example, the headset adapter that was provided to us by Microsoft for inclusion with new gaming headsets for the Xbox One was not available until March 2014 even though the console platform was available starting in November 2013.
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
Stockholders of companies involved in mergers may at times initiate litigation alleging, among other things, improprieties in the manner in which mergers or dispositions of business units were approved or executed. We have had, and may continue to have, actions brought against us by stockholders in connection with the merger, past transactions, changes in our stock price or other matters. Any such claims, whether or not resolved in our favor, could divert our management and other resources from the operation of our business and otherwise result in unexpected and substantial expenses that would adversely and materially impact our business, financial condition and operating results. For example, and as further described in Note 14, “Commitments and Contingencies,” we are involved in legal proceedings related to the merger involving certain of our stockholders. In addition, the holder of VTB’s Series B redeemable preferred stock, or the Series B Holder, has notified us that he believes that, as a result of the merger, he is entitled to a cash payment equal to the full redemption amount in respect of his shares of Series B Redeemable preferred stock. The redemption value of VTB’s Series B Redeemable preferred stock was $14.6 million as of September 30, 2014. It is our position that the Series B Holder is not entitled to such a payment as a result of the merger and we intend to vigorously defend ourselves in any action that may arise from such claims. If any of these claims are ultimately successful, our liquidity and financial condition would be materially adversely affected.
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

Item 6. Exhibits

10.2
Amendment No. 1 to the Stockholder Agreement, dated July 10, 2014, by and among the Company and the Extending Shareholders. Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed on July 11, 2014.

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

TURTLE BEACH CORPORATION

Date: November 10, 2014	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)