Form 10-Q
period 2015-03-31
Turtle Beach Corp
filed 2015-05-07
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or

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

The number of shares of the registrant's Common Stock, par value $0.001 per share, outstanding on April 30, 2015 was 42,147,238.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Turtle Beach Corporation
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2015	December 31, 2014
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$2,141	$7,908
Accounts receivable, net	15,448	61,059
Inventories	36,201	38,400
Deferred income taxes	8,343	4,930
Prepaid income taxes	1,482	1,482
Prepaid expenses and other current assets	4,106	3,818
Total Current Assets	67,721	117,597
Property and equipment, net	5,922	6,722
Goodwill	80,974	80,974
Intangible assets, net	39,473	39,726
Deferred income taxes	1,128	1,128
Other assets	920	821
Total Assets	$196,138	$246,968
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Revolving credit facilities	$15,538	$36,863
Term loan	2,564	1,923
Accounts payable	20,112	35,546
Other current liabilities	9,617	14,525
Total Current Liabilities	47,831	88,857
Term loan, long-term portion	5,128	5,769
Series B redeemable preferred stock	15,212	14,916
Deferred income taxes	648	648
Other liabilities	5,582	5,592
Total Liabilities	74,401	115,782
Commitments and Contingencies
Stockholders' Equity
Common stock, $0.001 par value - 50,000,000 shares authorized; 42,132,551 and 42,027,991 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	42	42
Additional paid-in capital	129,555	128,084
Retained earnings (accumulated deficit)	(7,304)	3,289
Accumulated other comprehensive income (loss)	(556)	(229)
Total Stockholders' Equity	121,737	131,186
Total Liabilities and Stockholders' Equity	$196,138	$246,968

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands, except per-share data)
Net Revenue	$19,689	$38,288
Cost of Revenue	16,573	26,012
Gross Profit	3,116	12,276
Operating expenses:
Selling and marketing	7,746	7,000
Research and development	2,854	1,998
General and administrative	4,740	3,573
Business transaction costs	—	4,228
Restructuring charges	325	—
Total operating expenses	15,665	16,799
Operating loss	(12,549)	(4,523)
Interest expense	784	4,240
Other non-operating expense (income), net	628	(25)
Loss before income tax benefit	(13,961)	(8,738)
Income tax benefit	(3,368)	(5,832)
Net loss	$(10,593)	$(2,906)

Net loss per share:
Basic	$(0.25)	$(0.09)
Diluted	$(0.25)	$(0.09)
Weighted average number of shares:
Basic	42,039	33,715
Diluted	42,039	33,715

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Net loss	$(10,593)	$(2,906)

Other comprehensive income (loss):
Foreign currency translation adjustment	(327)	128
Other comprehensive income (loss)	(327)	128
Comprehensive loss	$(10,920)	$(2,778)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,593)	$(2,906)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,585	1,814
Amortization of intangible assets	222	237
Amortization of debt financing costs	49	2,545
Stock-based compensation	1,325	1,049
Accrued interest on Series B redeemable preferred stock	296	270
Paid in kind interest	—	396
Deferred income taxes	(3,414)	(6,331)
Provision of (Reversal of) sales returns reserve	(2,976)	(1,265)
Provision of (Reversal of) doubtful accounts	(55)	(151)
Provision for obsolete inventory	699	381
Changes in operating assets and liabilities:
Accounts receivable	48,642	21,148
Inventories	1,500	8,360
Accounts payable	(14,212)	(15,845)
Prepaid expenses and other assets	(360)	(646)
Income taxes payable	65	188
Other liabilities	(5,097)	(342)
Net cash provided by operating activities	17,676	8,902
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,007)	(468)
Cash acquired in business combination	—	4,093
Net cash provided by (used for) investing activities	(2,007)	3,625
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	46,328	44,490
Repayment of revolving credit facilities	(67,652)	(49,736)
Repayment of capital leases	(10)	(6)
Repayment of term loan	—	(14,500)
Proceeds from exercise of stock options	146	559
Debt financing costs	(75)	(1,419)
Proceeds from issuance of subordinated notes	—	7,000
Net cash used for financing activities	(21,263)	(13,612)
Effect of exchange rate changes on cash and cash equivalents	(173)	128
Net decrease in cash and cash equivalents	(5,767)	(957)
Cash and cash equivalents - beginning of period	7,908	6,509
Cash and cash equivalents - end of period	$2,141	$5,552

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$299	$563
Cash paid for income taxes	$—	$14
Value of shares issued to acquire HyperSound business	$—	$113,782

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands)
Balance at December 31, 2014	42,028	$42	$128,084	$3,289	$(229)	$131,186
Net loss	—	—	—	(10,593)	—	(10,593)
Other comprehensive income	—	—	—	—	(327)	(327)
Stock options exercised	105	—	146	—	—	146
Stock-based compensation	—	—	1,325		—	1,325
Balance at March 31, 2015	42,133	$42	$129,555	$(7,304)	$(556)	$121,737

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Background and Basis of Presentation
Organization
Turtle Beach Corporation (“Turtle Beach” or the “Company”), incorporated in the state of Nevada in 2010, merged with VTB Holdings, Inc. (“VTBH”) and its subsidiary, Voyetra Turtle Beach, Inc. (“VTB”), which is headquartered in Valhalla, New York and was incorporated in the state of Delaware in 1975, to form a premier audio innovation company with expertise and experience in developing, commercializing and marketing audio technologies across a range of large addressable markets under the Turtle Beach® and HyperSound® brands. Turtle Beach is a worldwide leading provider of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers, Macintosh computers, tablets and mobile devices. HyperSound is a novel patent-protected sound delivery technology that delivers immersive, directional audio offering unique benefits in a variety of commercial and consumer audio devices.
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

On January 15, 2014, VTBH, which operated the Turtle Beach business, completed the merger (the “Merger”) with the Company (f/k/a Parametric Sound Corporation (“Parametric,”) which operated the HyperSound business. For accounting purposes, the Merger was treated as a “reverse acquisition” and VTBH was considered the accounting acquirer. Accordingly, VTBH’s historical results of operations replace Parametric’s historical results for all periods prior to the Merger, and from the acquisition date forward the results of operations of both companies are included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire fiscal year.

The December 31, 2014 Condensed Consolidated Balance Sheet has been derived from the Company's most recent audited financial statements included in its Annual Report on Form 10-K.

These financial statements should be read in conjunction with the annual financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 30, 2015 (“Annual Report”) that contains information useful to understanding the Company's businesses and financial statement presentations.

Immaterial Correction of Statements of Cash Flows
Subsequent to the issuance of its 2014 first quarter condensed consolidated financial statements, the Company determined that the amount for “Reversal of sales returns reserve” was incorrectly reported as an increase, rather than a reduction, in the reconciliation of Net income to Net cash provided by operating activities. This correction also impacted the line item “Accounts receivable,” but had no impact on total Net cash provided by operating activities. The Company has corrected the previously presented Condensed Consolidated Statement of Cash Flows to present “Reversal of sales return reserve” as a reduction to reconcile net income to net cash provided by operating activities and properly state the change in “Accounts receivable” as an increase of $21.1 million (previously reported as an increase of $18.6 million).

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

There have been no material changes to the critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendment is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. On April 1, 2015, the FASB tentatively agreed to propose a one-year deferral of the effective date, but would permit all entities to adopt the standard as of the original effective date for public business entities. The Company is currently evaluating the impact, if any, this new standard will have on our consolidated financial statements and has not yet determined the method of adoption.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations.

Note 3. Business Combination

On January 15, 2014, VTBH completed the Merger with and into a wholly-owned subsidiary of Turtle Beach (f/k/a Parametric) in an all-stock, tax-free reorganization. VTBH entered into the Merger to acquire and commercialize Parametric’s technology and gain access to capital market opportunities as a public company.

Business Transaction Costs

Business transaction costs as a result of the Merger of $4.2 million were recognized for the three months ended March 31, 2014, respectively. The components of business transaction costs are presented below.

Three Months Ended
March 31,
2014
(in thousands)
Legal fees	$785
Accounting fees	84
Advisory fees	2,704
Termination and severance	450
Other	205
Total Transaction Costs	$4,228

Advisory fees include success based fees payable to investment bankers for both merger parties.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4. Fair Value Measurement
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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, derivative instruments, credit facility and term loans. Cash equivalents are stated at amortized cost, which approximated fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The credit facility and term loan are stated at the carrying value as the stated interest rate approximates market rates currently available to the Company, which are considered Level 2 inputs. As of March 31, 2015 and December 31, 2014, there were no outstanding financial assets and liabilities recorded at fair value on a recurring basis and the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Note 5. Allowance for Sales Returns
The following tables provide the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Balance, beginning of period	$4,155	$6,266
Reserve accrual	1,666	3,050
Recoveries and deductions, net	(4,642)	(4,315)
Balance, end of period	$1,179	$5,001
The year over year allowance was impacted by a reduction in the return rate and the timing of revenue as the prior year period included the initial sell-in for the new Xbox One compatible headsets, which launched during the first quarter of 2014 as a result of a delay in gaming headset audio, that deferred actual returns.

Note 6. Composition of Certain Financial Statement Items
Inventories
Inventories consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Raw materials	$2,511	$2,065
Finished goods	33,690	36,335
Total inventories	$36,201	$38,400

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

Property and Equipment, net
Property and equipment, net consists of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Machinery and equipment	$654	$599
Software and software development	855	847
Furniture and fixtures	226	226
Tooling	2,782	2,417
Leasehold improvements	104	104
Demonstration units and convention booths	14,059	13,702
Total property and equipment, gross	18,680	17,895
Less: accumulated depreciation and amortization	(12,758)	(11,173)
Total property and equipment, net	$5,922	$6,722

Note 7. Goodwill and Other Intangible Assets
At acquisition, the Company estimates and records the fair value of purchased intangible assets. The fair values of these intangible assets are estimated based on our assessment. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives.

We assess the impairment of long‑lived assets, intangibles assets and goodwill whenever events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Goodwill and indefinite-lived intangible assets are assessed at least annually, but also whenever events or changes in circumstances indicate the carrying values may not be recoverable. Factors that could trigger an impairment review include: (a) significant underperformance relative to historical or projected future operating results; (b) significant changes in the manner of use of the acquired assets or the strategy for our overall business; (c) significant negative industry or economic trends; (d) significant decline in our stock price for a sustained period; and (e) a decline in our market capitalization below net book value. No impairment indicators were noted in the first quarter of 2015 which would trigger the need for testing.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Acquired Intangible Assets
Acquired identifiable intangible assets, and related accumulated amortization, as of March 31, 2015 and December 31, 2014 consist of:

	March 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$2,647	$3,149
Non-compete agreements	177	177	—
In-process Research and Development	27,100	—	27,100
Developed technology	8,880	118	8,762
Trade names	170	41	129
Patent and trademarks	525	—	525
Foreign Currency	$(452)	$(260)	$(192)
Total Intangible Assets	$42,196	$2,723	$39,473

	December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$2,458	$3,338
Non-compete agreements	177	177	—
In-process Research and Development	27,100	—	27,100
Developed technology	8,880	104	8,776
Trade names	170	33	137
Patent and trademarks	439	—	439
Foreign Currency	$(205)	$(141)	$(64)
Total Intangible Assets	$42,357	$2,631	$39,726
In October 2012, VTB acquired Lygo International Limited, subsequently renamed TB Europe Ltd. The acquired intangible assets relating to customer relationships and non-compete agreements are being amortized over an estimated useful life of thirteen years and two years, respectively, with the amortization being included within sales and marketing expense.

In January 2014, the Merger between VTBH and Turtle Beach (f/k/a Parametric) was completed. The acquired intangible assets relating to developed technology, customer relationships and trade name are subject to amortization. Developed technology is being amortized over an estimated economic useful life of approximately seven years with the amortization being included within cost of revenue. Customer relationships and trade name are being amortized over an estimated useful life of two years and five years, respectively, with the amortization being included within sales and marketing expense. In-process Research and Development (“IPR&D”) is considered an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Accordingly, during the development period, the IPR&D is not amortized but rather subject to impairment review. As of March 31, 2015, no impairment indicators were noted.

Amortization expense related to definite lived intangible assets of $0.2 million was recognized in the three months ended March 31, 2015 and $0.2 million for the three months ended March 31, 2014.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2015, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2015	$2,415
2016	2,049
2017	1,882
2018	1,802
2019	1,709
Thereafter	2,183
Total	$12,040
Goodwill
Changes in the carrying values of goodwill for the three months ended March 31, 2015 are as follows:

(in thousands)
Balance as of January 1, 2015	$80,974
$—
Balance as of March 31, 2015	$80,974

Note 8. Credit Facilities and Long-Term Debt

	March 31, 2015	December 31, 2014
	(in thousands)
Revolving credit facility, maturing March 2019	$15,538	$36,863
Term loans	7,692	7,692
Total outstanding debt	23,230	44,555
Less: current portion of revolving line of credit	(15,538)	(36,863)
Less: current portion of term loan	(2,564)	(1,923)
Less: current portion of subordinated notes	—	—
Total noncurrent portion of long-term debt	$5,128	$5,769
Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.4 million and $3.8 million for the three months ended March 31, 2015 and 2014, respectively.
Amortization of deferred financing costs was $49,000 and $2.5 million for the three months ended March 31, 2015 and 2014, respectively. The amount for the three months ended March 31, 2014 includes the write-off of $2.2 million in deferred financing costs associated with the repayment of the Company's former loan and security agreement.
Revolving Credit Facility
On March 31, 2014, Turtle Beach and certain of its subsidiaries entered into a new asset-based revolving credit agreement (“Credit Facility”) with Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner, which replaced the then existing loan and security agreement. The Credit Facility, which expires on March 31, 2019, provides for a line of credit of up to $60 million inclusive of a sub-facility limit of $10 million for TB Europe, a wholly owned subsidiary of Turtle Beach. The Credit Facility may be used for working capital, the issuance of bank guarantees, letters of credit and other corporate purposes.
The maximum credit availability for loans and letters of credit under the Credit Facility is governed by a borrowing base determined by the application of specified percentages to certain eligible assets, primarily eligible trade accounts receivable and inventories, and is subject to discretionary reserves and revaluation adjustments.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of March 31, 2015, interest rates for outstanding borrowings were 4.75% for base rate loans and 2.67% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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
In March 2015, Bank of America notified the Company that certain events of default had occurred and were continuing under the Credit Facility, including (i) the Company’s failure to deliver in a timely matter certain monthly financial statements in accordance with the Credit Facility, (ii) the Company’s failure to deliver in a timely matter certain financial projections in accordance with the Credit Facility, (iii) the Company’s failure to repay an over-advance of approximately $100,000 that existed between March 6, 2015 and March 9, 2015, and (iv) the Company’s failure to satisfy the fixed charge coverage ratio under the Credit Facility for certain measurement dates during the fourth quarter of 2014 (in part as a result of certain retroactive changes to the calculation of such ratio pursuant to the December Amendment, as defined below) (the “Existing Events of Default”).

On March 16, 2015, the Company entered into a third amendment (the “Third Amendment”) to the Credit Facility pursuant to which Bank of America and the lenders under the Credit Facility agreed to waive the Existing Events of Default.  In addition, the Third Amendment amends certain other provisions of the agreement and requires that we maintain an EBITDA ratio at the end of each month beginning April 30, 2015 on a cumulative basis through the remainder of 2015 and thereafter on a trailing twelve-month basis, our EBITDA (as defined under the Credit Facility) must be in an amount equal to at least 75% of our monthly projected EBITDA as set forth in projections delivered pursuant to the Credit Facility.  The current fixed charge coverage ratio of at least 1.15 to 1.00 on the last day of each month while a Covenant Trigger Period (as defined in the Credit Facility) is in effect will become effective again after the Company has complied with such ratio for six consecutive months.

As of March 31, 2015, the Company was in compliance with all financial covenants, and excess borrowing availability was approximately $1.5 million, net of the outstanding Term Loan (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.
Term Loan
On December 29, 2014, the Company amended the Credit Facility (the “December Amendment”) to permit the repayment of $7.7 million of then existing subordinated debt and accrued interest with the proceeds of an additional loan (the “Term Loan”). The Term Loan will result in modified financial covenants while it is outstanding, will bear interest at a rate of LIBOR for the applicable interest period plus 5% and will be repaid in equal monthly installments beginning on April 1, 2015 and ending on April 1, 2018. Amounts so repaid are recognized by lowering the balance of the term loan tranche and increasing the lower interest rate base revolver amount, with no net impact on borrowing availability.

Subordinated Note - Related Party
On April 23, 2015, the Company issued a $5.0 million Subordinated Note (the “Subordinated Note”) to SG VTB Holdings, LLC, the Company’s largest stockholder (“SG VTB”). The Subordinated Note bears interest at a rate of (i) 10% per annum for the first year and (ii) 20% per annum for all periods thereafter, with interest accruing and being added to the principal amount of the the note quarterly. The Subordinated Debt is subordinated to all senior debt of the Company, including the Company’s obligations under the Credit Facility.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

SG VTB is an affiliate of Stripes Group LLC (“Stripes”), a private equity firm focused on internet, software, healthcare IT and branded consumer products businesses. Kenneth A. Fox, one of our directors, is the managing general partner of Stripes and the sole manager of SG VTB and Ronald Doornink, our Chairman of the Board, is an operating partner of Stripes.

Note 9. Income Taxes

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

The following table presents our income tax benefit and effective income tax rate:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Income tax benefit	$(3,368)	$(5,832)
Effective income tax rate	24.1%	66.7%

Income tax benefit for the three months ended March 31, 2015 was $3.4 million at an effective tax rate of 24.1%. The effective tax rate for the three months ended March 31, 2015 was impacted by interest on the Series B Redeemable Preferred Stock and foreign entity taxable loss.

Income tax benefit for the three months ended March 31, 2014 was $5.8 million at an effective tax rate of 66.7%, which was higher than the federal statutory rate primarily due to differences in book and tax treatment of stock based compensation, transaction costs, interest on the Series B Preferred Stock and other non-deductible expenses.

At December 31, 2014, the Company had $29.4 million of net operating loss carryforwards and $12.8 million of state net operating loss carryforwards, which will begin to expire in 2029. An ownership change occurred on January 15, 2014 as a result of the Merger, and $12.7 million of federal net operating losses included in the above are pre-change losses subject to Section 382 of the Internal Revenue Code of 1986, as amended. The Company has not recorded a valuation allowance against the related deferred tax asset because it is considered more-likely-than-not that the Company will have future taxable income sufficient to utilize its deferred tax assets.

The Company is subject to income taxes domestically and in various foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining its provision for income taxes.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statement of operations. As of each of March 31, 2015 and December 31, 2014, the Company had uncertain tax positions of $5.6 million, inclusive of $1.6 million of interest and penalties, and does not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations, and its consolidated federal tax return for 2012 is currently under examination. The federal tax years open under the statute of limitations are 2011 through 2013, and the state tax years open under the statute of limitations are 2010 through 2013.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10. Stock-Based Compensation
Total estimated stock-based compensation expense for employees and non-employees, related to all of the the Company's stock-based awards, was comprised as follows:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Cost of revenue	$218	$30
Selling and marketing	144	120
Product development	205	206
General and administrative	758	693
Total stock-based compensation	$1,325	$1,049

The following table presents the stock activity and the total number of shares available for grant as of March 31, 2015:

(in thousands)
Balance at December 31, 2014	443
Options granted	(85)
Forfeited/Expired shares added back	78
Balance at March 31, 2015	436
Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2014	6,588,097	6.95	6.96	1,327,366
Granted	85,000	3.16
Exercised	(104,560)	1.39
Forfeited	(149,535)	9.11
Outstanding at March 31, 2015	6,419,002	6.94	6.53	259,781
Vested and expected to vest at March 31, 2015	6,253,297	6.90	6.46	259,781
Exercisable at March 31, 2015	3,589,031	5.86	4.99	259,781
In April 2015, the Company filed a preliminary Information Statement with the Securities and Exchange Commission in connection with a proposed stock option exchange program to eligible participants to exchange certain outstanding eligible stock options for replacement options that will be granted under the 2013 Stock-Based Incentive Compensation Plan (“2013 Plan.”)

Stock options are time-based and the majority are exercisable within 10 years of the date of grant, but only to the extent they have vested. The options generally vest as specified in the option agreements subject, in some instances, to acceleration in certain circumstances. In the event participants in the 2013 Plan cease to be employed or engaged by the Company, then all of the options would be forfeited if they are not exercised within 90 days. Forfeitures on option grants are estimated at 10% for

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

non-executives and 0% based for executives based on evaluation of historical and expected future turnover. Stock-based compensation expense was recorded net of estimated forfeitures, such that expense was recorded only for those stock-based awards expected to vest. The Company reviews this assumption periodically and will adjust it if it is not representative of future forfeiture data and trends within employee types (executive vs. non-executive).
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $0.1 million for the three months ended March 31, 2015.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are assumptions for the three months ended March 31, 2015.

Expected term (in years)	6.1
Risk-free interest rate	1.5% - 1.8%
Expected volatility	46.3% - 46.5%
Dividend rate	0%
Each of these inputs is subjective and generally requires significant judgment to determine.
The weighted average grant date fair value of options granted during the three months ended March 31, 2015 was $1.46. The total estimated fair value of employee options vested during the three months ended March 31, 2015 was $2.7 million. As of March 31, 2015, total unrecognized compensation cost related to non-vested stock options granted to employees was $10.2 million, which is expected to be recognized over a remaining weighted average vesting period of 2.8 years.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2014	6,396	$15.63
Granted	—	—
Nonvested restricted stock at March 31, 2015	6,396	15.63
As of March 31, 2015 total unrecognized compensation cost related to the nonvested restricted stock awards granted was $0.1 million, which is expected to be recognized over a remaining weighted average vesting period of 2.8 years.

Series B Redeemable Preferred Stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. The Series B Redeemable Preferred Stock is required to be redeemed on the earlier of September 28, 2030, or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $15.2 million and $14.9 million as of March 31, 2015 and December 31, 2014, respectively.
On February 18, 2015, the holder of the Series B Redeemable Preferred Stock, filed a complaint in Delaware Chancery Court alleging breach of contract against VTBH. According to the complaint, the Merger purportedly triggered a contractual obligation for VTBH to redeem the stock. Refer to Note 13, “Commitments and Contingencies” for further information/
Phantom Equity Activity

In November 2011, VTBH adopted a 2011 Phantom Equity Appreciation Plan (the “Appreciation Plan”) that covers certain employees, consultants, and directors of VTBH (“Participants”) who are entitled to phantom units, as applicable, pursuant to the provisions of their respective award agreements. The Appreciation Plan is shareholder-approved, which permits the granting of phantom units to VTBH’s Participants of up to 1,500,000 units. These units are not exercisable or convertible into shares of

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

common stock but give the holder a right to receive a cash bonus equal to the appreciation in value between the exercise price and value of common stock at the time of a change in control event as defined in the plan.

As of March 31, 2015 and December 31, 2014, 784,661 and 807,578 phantom units at a weighted-average exercise price of $0.89 and $0.88, respectively, have been granted and are outstanding. Because these phantom units are not exercisable or convertible into common shares, said amounts and exercise prices were not subject to the exchange ratio provided by the Merger agreement. As of March 31, 2015, compensation expense related to the Appreciation Plan units remained unrecognized because as of those dates a change in control, as defined in the plan, had not occurred and is not probable to occur.

Note 11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands, except per-share data)
Net Loss	$(10,593)	$(2,906)

Weighted average common shares outstanding — Basic	42,039	33,715
Plus incremental shares from assumed conversions:
Dilutive effect of stock options	—	—
Weighted average common shares outstanding — Diluted	42,039	33,715
Net loss per share:
Basic	$(0.25)	$(0.09)
Diluted	$(0.25)	$(0.09)

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

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Stock options	6,615	5,664
Warrants	31	51
Unvested restricted stock awards	6	4
Total	6,652	5,719

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12. Geographic Information

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
United States	$14,057	$25,513
United Kingdom	2,374	6,693
Europe	1,368	3,215
International	1,890	2,867
Total net revenues	$19,689	$38,288

Note 13. Commitments and Contingencies
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

On August 5, 2013, VTBH and the Company (f/k/a Parametric) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company. Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a Merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company's Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada cases denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. That denial is currently under review by the Nevada Supreme Court and briefing was completed on February 23, 2015. The Company believes that the plaintiffs’ claims against it are without merit and intends to vigorously defend itself in the litigation. As of March 31, 2015 and the date of this report, the Company is unable to estimate a possible loss or range of possible loss in regards to this matter; therefore, no litigation reserve has been recorded in the consolidated financial statements.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)

Warranties

We warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in accrued liabilities:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Warranty, beginning of period	$493	$139
Warranty costs accrued	—	154
Settlements of warranty claims	(113)	(161)
Warranty, end of period	$380	$132

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 30, 2015 (the "Annual Report.")
This Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. Caution should be taken not to place undue reliance on any such forward-looking statements because they involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements. Forward-looking statements are based on the beliefs, as well as assumptions made by, and information currently available to, its management and are made only as of the date hereof. The Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections.

On January 15, 2014 , VTB Holdings, Inc. (“VTBH”), which operated the Turtle Beach business, completed the merger (the “Merger”) with the Company (f/k/a Parametric Sound Corporation), which operated the HyperSound business. For accounting purposes, the Merger was treated as a “reverse acquisition” and VTBH was considered the accounting acquirer. Accordingly, VTBH’s historical results of operations replace Parametric’s historical results for all periods prior to the Merger, and from the acquisition date forward the results of operations of both companies are included.

Business Overview
Turtle Beach Corporation (herein referred to as the “Company,” “we,” “us,” or “our”), incorporated in the state of Nevada in 2010, merged with VTB Holdings, Inc. (“VTBH”) and its subsidiary, Voyetra Turtle Beach, Inc. (“VTB”), which is headquartered in Valhalla, New York and was incorporated in the state of Delaware in 1975, to form a premier audio innovation company with expertise and experience in developing, commercializing and marketing audio technologies across a range of large addressable markets under the Turtle Beach® and HyperSound® brands. Turtle Beach is a worldwide leading provider of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers, tablets and mobile devices. HyperSound technology is an innovative patent-protected sound technology that delivers immersive, directional audio offering unique potential benefits in a variety of commercial settings and consumer devices. The Company's stock is traded on NASDAQ under the symbol HEAR.
Business Trends
The video game industry is a global and growing market. Sales in the console accessories market, which includes gaming headsets and other peripherals such as gamepads and specialty controllers, adapters, batteries, memory and interactive gaming toys are significantly influenced by the launch and sales of new game consoles. In 2013, the gaming industry experienced a cyclical event as Microsoft and Sony each announced new consoles for the first time in eight years, and the strong consumer response to the Xbox One and PlayStation®4 (the “next generation consoles”) has created a growing installed base of gamers and a market for next generation headsets.

With the introduction of the next generation consoles, the gaming industry is now entering its seventh console cycle. As with past console transitions, total industry revenue declined in 2013 as software developers launched fewer new games and shifted development efforts to the new console platforms, and consumers slowed spending in anticipation of the introduction of new hardware and software.

The following chart shows the projected global console hardware and software sales and current stage of the console transition based on estimates from the April 2015 Intelligence: Worldwide Console Forecast report by DFC Intelligence Forecasts, or “DFC.”
(1) Graph as of March 31, 2015

Based on the above, total industry revenue is expected to reach new highs within three years of the launch of new consoles. DFC has forecasted that unit sales of the next generation consoles will be 67% higher in the first three years than in the same period in the previous cycle. At the end of 2014, only 20% of the anticipated five-year cumulative sales are projected to have been made. As such, the console transition is at the front end what we believe will be a strong growth period for the industry, and in 2014, Turtle Beach was the number one console gaming headset manufacturer in the U.S. with a 46% dollar share of the market according to market research company NPD Group's Retail Tracking Service.

Products
Xbox One
In 2014, we expanded our Xbox One compatible headset portfolio with the launch of the XO FOUR, XO SEVEN, XO ONE and Stealth 500X and developed headsets that included many new and unique features including DTS Headphone:X, full wireless integration with Xbox One, and Superhuman Hearing™. In 2015, continuing with our strategy to deliver innovative, high quality console gaming headsets that incorporate advanced audio and wireless technology, we launched two upgraded versions of market-leading Xbox One headsets – the XO SEVEN Pro and the XO FOUR Stealth and introduced the Elite 800X, expected to launch at retail in the Spring of 2015, that brings several more firsts to Xbox One gaming, including active noise cancellation and invisible, boom-free microphones.

PlayStation®4
In January 2014, we announced an agreement with Sony Computer Entertainment Inc. to make officially licensed headsets for the PlayStation®4. During 2014, we added three wireless headsets -- the ELITE 800, Stealth 500P and Stealth 400 -- and the P12, a new entry-level headset for the PlayStation®4 which expanded our core portfolio of headsets for the PlayStation®4.

PC Gaming Accessories
Our new line of PC gaming accessories being produced by Nordic Game Supply in an exclusive licensing agreement offers six models, including the Impact 700 and Impact 500 mechanical keyboards, the Grip 500 programmable laser mouse, the Grip 300 optical mouse, and the Drift and Traction gaming mousepads.

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

Adjusted EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation (non-cash) and, certain special items that we believe are not representative of core operations. We believe this measure provides useful information to investors about us and our financial condition and results of operations for the following reasons: (i) it is one of the measures used by our board of directors and management team to evaluate our operating performance; (ii) it is one of the measures used by our management team to make day-to-day operating decisions; (iii) the adjustments made in our calculation of Adjusted EBITDA are often viewed as either non-recurring or not reflective of ongoing financial performance or have no cash impact on operations; and (iv) it is used by securities analysts, investors and other interested parties as a common operating performance measure to compare results across companies in our industry by backing out potential differences caused by variations in capital structures (affecting relative interest expense), and the age and book value of facilities and equipment (affecting relative depreciation and amortization expense).
Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, it should not be considered in isolation or as a substitute for net income (loss) or other consolidated income statement data. Some of these limitations include, but are not limited to (i) it does not reflect changes in, or cash requirements for, our working capital needs; (ii) it does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and (iii) it does not reflect income taxes or the cash requirements for any tax payments; and

Adjusted EBITDA (and a reconciliation to Net loss, the nearest GAAP financial measure) for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Net loss	$(10,593)	$(2,906)
Interest expense	784	4,240
Depreciation and amortization	1,807	2,051
Stock-based compensation	1,325	1,049
Income tax benefit	(3,368)	(5,832)
Restructuring charges	325	—
Business transaction costs	—	4,228
Adjusted EBITDA	$(9,720)	$2,830
Adjusted EBITDA decreased for the three months ended March 31, 2015 as compared to the prior year period which included the initial sell-in of the Company's and the industry’s first ever Xbox One compatible headsets resulting from a delay in gaming headset audio for the Xbox One console. In addition to the lower sales volume, 2015 was negatively impacted by $1.5 million of reserves for products associated with certain discontinued legacy license agreements and $0.6 million of foreign currency expense due to a decline in the British Pound exchange rate.
Results of Operations
The following table sets forth the Company’s statement of operations for the periods presented:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Net Revenue	$19,689	$38,288
Cost of Revenue	16,573	26,012
Gross Profit	3,116	12,276
Operating expenses	15,665	16,799
Operating loss	(12,549)	(4,523)
Interest expense	784	4,240
Other non-operating expense (income), net	628	(25)
Loss before income tax benefit	(13,961)	(8,738)
Income tax benefit	(3,368)	(5,832)
Net loss	$(10,593)	$(2,906)
Net Revenue
Despite continued strong consumer response to our 2014 holiday headset assortment, the introduction of new Xbox One compatible headsets, the XO FOUR Stealth and XO SEVEN Pro, and the initial sales of a new line of PC accessories; net revenues for the three months ended March 31, 2015 decreased 48.6% over the comparable 2014 period to $19.7 million. The decrease reflects lower Xbox compatible headset revenue as the prior year period included the initial sell-in for the new Xbox One compatible headsets, which launched during the first quarter of 2014 as a result of a delay in gaming headset audio. PlayStation® compatible headset revenues, which decreased 8.2%, continued to be negatively impacted by the decline of previous generation console headset sales, partially offset by PlayStation®4 headset revenues that more than doubled over the comparable 2014 period on the continued success of the Stealth 400 and Stealth 500P.

Cost of Revenue and Gross Profit
Gross profit as a percentage of net revenues for the three months ended March 31, 2015 was 15.8% versus 32.1% in the comparable 2014 period. We experienced a year-over-year decrease in gross margin rate performance primarily due to unfavorable manufacturing variances due to lower production volumes as compared to the prior year period which included the highly anticipated launch of new Xbox One headsets following the chat adapter delay as well as the negative impact of $1.5 million of reserves for products associated with certain discontinued legacy license agreements.
Operating Expenses

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Selling and marketing	$7,746	$7,000
Research and development	2,854	1,998
General and administrative	4,740	3,573
Business transaction costs	—	4,228
Restructuring charges	325	—
Total operating expenses	$15,665	$16,799
Selling and Marketing
Selling and marketing expense for the three months ended March 31, 2015 totaled $7.7 million, or 39.3% as a percentage of net revenues, compared to $7.0 million, or 18.3% as a percentage of net revenues, for the three months ended March 31, 2014. The 10.7% increase was primarily due to severance and other related costs in connection with strategic enhancement of the leadership team and additional HyperSound sales force.
Research and Development
The increase in research and development expenses for the three months ended March 31, 2015 versus the comparable prior year period was primarily due to the new product development initiatives including increased staffing levels to support the development of the HyperSound Hearing Solutions product.

General and Administrative
The increase in general and administrative expenses for the three months ended March 31, 2015 versus the comparable prior year period was primarily due to additional headcount ($0.5 million), higher legal fees ($0.2 million), and an ongoing investment in information services and technology.
Business Transaction
Business transaction expenses for the three months ended March 31, 2014 related to investment banker success fees of $2.7 million as well as associated legal and accounting fees in connection with the acquisition of the HyperSound business.
Restructuring Charges
During 2014, we began to focus on company-wide overhead and operating expense cost reduction activities, such as closing excess facilities and reducing redundancies. In connection with our efforts to improve our operating efficiency and reduce costs, we started the closure of certain production operations at one of our contract manufacturing operations in China. The wind down is expected to be completed by June 2015.

Interest Expense
Interest expense decreased by $3.5 million for the three months ended March 31, 2015 as compared to March 31, 2014, primarily due to the prior year impact of a $2.2 million write-off of unamortized debt issuance costs related to the refinancing of our then existing credit facility on March 31, 2014 and $0.4 million of additional interest related to the now extinguished subordinated notes as well as a $0.5 million benefit from lower average overall borrowings on our credit facility.
Income Taxes
Income tax benefit for the three months ended March 31, 2015 was $3.4 million at an effective tax rate of 24.1%. The effective tax rate for the three months ended March 31, 2015 was impacted by the interest on the Series B Redeemable Preferred Stock and foreign entity taxable loss.

Income tax benefit for the three months ended March 31, 2014 was $5.8 million at an effective tax rate of 66.7%, which was higher than the federal statutory rate primarily due to differences in book and tax treatment of transaction costs, interest on the Series B Redeemable Preferred Stock and other non-deductible expenses.

Liquidity and Capital Resources
Our primary source of working capital is cash flow from operations. We have funded operations and acquisitions in recent periods with operating cash flows, and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Cash and cash equivalents at beginning of period	$7,908	$6,509
Net cash provided by operating activities	17,676	8,902
Net cash provided by (used for) investing activities	(2,007)	3,625
Net cash used for financing activities	(21,263)	(13,612)
Effect of foreign exchange on cash	(173)	128
Cash and cash equivalents at end of period	$2,141	$5,552
Operating activities
Cash provided by operating activities for the three months ended March 31, 2015 was $17.7 million, an increase of $8.8 million as compared to $8.9 million for the three months ended March 31, 2014. The year-over-year increase is primarily the result of timing of cash receipts and release of inventory as a result of the full availability of headsets for the holiday season compared to the deferral of headset sales from the 2013 holiday season into the first half of 2014, partially offset by a $10.5 million decrease in net income adjusted for non-cash expenses.

Investing activities
Cash used for investing activities was $2.0 million during the three months ended March 31, 2015 compared to cash provided by investing activities of $3.6 million during the three months ended March 31, 2014, as a result of $4.1 million of cash acquired in the merger. Capital expenditures increased $1.5 million compared to the prior year period to $2.0 million for the three months ended March 31, 2015.
Financing activities
Net cash used for financing activities was $21.3 million during the three months ended March 31, 2015 compared to net cash used of $13.6 million during the three months ended March 31, 2014. Financing activities during the three months ended included net payments on our revolving credit facilities of $21.4 million with cash from operations. The net cash used in the three months ended March 31, 2014 was primarily due to the draw down on the new revolving line of credit of $34.4 million, net payments to close out the legacy term loan and revolving line of credit of $54.2 million as well as the issuance of $7.0 million of additional subordinated debt.
Management assessment of liquidity
Management believes that its current cash and cash equivalents and the amounts available under its asset-based credit facility and its cash flows derived from operations will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.
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
Foreign cash balances at March 31, 2015 and December 31, 2014 were $1.5 million and $2.5 million, respectively.

Revolving Credit Facility
On March 31, 2014, Turtle Beach and certain of its subsidiaries entered into a new asset-based revolving credit agreement (“Credit Facility”) with Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner, which replaced the then existing loan and security agreement. The Credit Facility, which expires on March 31, 2019, provides for a line of credit of up to $60 million inclusive of a sub-facility limit of $10 million for TB Europe, a wholly owned subsidiary of Turtle Beach. The Credit Facility may be used for working capital, the issuance of bank guarantees, letters of credit and other corporate purposes.
The maximum credit availability for loans and letters of credit under Credit Facility is governed by a borrowing base determined by the application of specified percentages to certain eligible assets, primarily eligible trade accounts receivable and inventories, and is subject to discretionary reserves and revaluation adjustments.

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of March 31, 2015, interest rates for outstanding borrowings were 4.75% for base rate loans and 2.67% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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
In March 2015, Bank of America notified the Company that certain events of default had occurred and were continuing under the Credit Facility, including (i) the Company’s failure to deliver in a timely matter certain monthly financial statements in accordance with the Credit Facility, (ii) the Company’s failure to deliver in a timely matter certain financial projections in accordance with the Credit Facility, (iii) the Company’s failure to repay an over-advance of approximately $100,000 that existed between March 6, 2015 and March 9, 2015, and (iv) the Company’s failure to satisfy the fixed charge coverage ratio under the Credit Facility for certain measurement dates during the fourth quarter of 2014 (in part as a result of certain retroactive changes to the calculation of such ratio pursuant to the December Amendment, as defined below) (the “Existing Events of Default”).

On March 16, 2015, the Company entered into a third amendment (the “Third Amendment”) to the Credit Facility pursuant to which Bank of America and the lenders under the Credit Facility agreed to waive the Existing Events of Default.  In addition, the Third Amendment amends certain other provisions of the agreement and requires that we maintain an EBITDA ratio at the end of each month beginning April 30, 2015 on a cumulative basis through the remainder of 2015 and thereafter on a trailing twelve-month basis, our EBITDA (as defined under the Credit Facility) must be in an amount equal to at least 75% of our monthly projected EBITDA as set forth in projections delivered pursuant to the Credit Facility.  The current fixed charge coverage ratio of at least 1.15 to 1.00 on the last day of each month while a Covenant Trigger Period (as defined in the Credit Facility) is in effect will become effective again after the Company has complied with such ratio for six consecutive months.

As of March 31, 2015, the Company was in compliance with all financial covenants, and excess borrowing availability was approximately $1.5 million, net of the outstanding Term Loan (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.
Term Loan
On December 29, 2014, the Company amended the Credit Facility (the “December Amendment”) to permit the repayment of $7.7 million of then existing subordinated debt and accrued interest with the proceeds of an additional loan (the “Term Loan”). The Term Loan will result in modified financial covenants while it is outstanding, will bear interest at a rate of LIBOR for the applicable interest period plus 5% and will be repaid in equal monthly installments beginning on April 1, 2015 and ending on April 1, 2018. Amounts so repaid are recognized by lowering the balance of the term loan tranche and increasing the lower interest rate base revolver amount, with no net impact on borrowing availability.

Subordinated Notes - Related Party
On April 23, 2015, the Company issued a $5.0 million Subordinated Note (the “Subordinated Note”) to SG VTB Holdings, LLC, the Company’s largest stockholder (“SG VTB”). The Subordinated Note bears interest at a rate of (i) 10% per annum for the first year and (ii) 20% per annum for all periods thereafter, with interest accruing and being added to the principal amount of the the note quarterly. The Subordinated Debt is subordinated to all senior debt of the Company, including the Company’s obligations under the Credit Facility.
Series B redeemable preferred stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. We are required to redeem the Series B Redeemable Preferred Stock on the earlier to occur of September 28, 2030 or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $15.2 million and $14.9 million as of March 31, 2015 and December 31, 2014, respectively.
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
There have been no material changes to the critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report.

See Note 2, “Summary of Significant Accounting Policies” in the Notes to the condensed consolidated financial statements for a complete discussion of recent accounting pronouncements. We are currently evaluating the impact of certain recently issued guidance on our financial condition and results of operations in future periods.

Item 3 - Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact a company's financial position due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates and inflation.

To date, the Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of March 31, 2015, we do not have any derivative financial instruments.
Interest Rate Risk
The Company's total variable rate debt is comprised of $15.5 million outstanding under the Credit Facility and $7.7 million presented as a Term Loan. A hypothetical 10% increase in borrowing rates at March 31, 2015 would not result in a material increase in interest expense on the existing principal balances.
Foreign Currency Exchange Risk
The Company has exchange rate exposure, primarily, with respect to the British Pound. As of March 31, 2015 and December 31, 2014, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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
PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

Please refer to Note 13 - “Commitments and Contingencies” in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q, which is incorporated into this item by reference.

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

Item 6. Exhibits

10.1
Amendment No. 3, dated March 16, 2015, to Loan, Security and Guarantee Agreement, dated as of March 31, 2014, among Parametric Sound Corporation and Voyetra Turtle Beach, Inc. as US Borrowers and UK Guarantors, Turtle Beach Europe Limited as UK Borrower, PSC Licensing Corp. and VTB Holdings, Inc. as a US Guarantor and a UK Guarantor, and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2015).

10.2
Subordinated Promissory Note, dated April 23, 2015, by and between the Company and SG VTB Holdings, LLC (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2015).

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

TURTLE BEACH CORPORATION

Date:	May 7, 2015	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)