Form 10-Q
period 2015-06-30
Turtle Beach Corp
filed 2015-08-06
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or

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

The number of shares of the registrant's Common Stock, par value $0.001 per share, outstanding on July 31, 2015 was 42,281,881.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Turtle Beach Corporation
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$3,020	$7,908
Accounts receivable, net	15,687	61,059
Inventories	37,320	38,400
Deferred income taxes	11,622	4,930
Prepaid income taxes	1,482	1,482
Prepaid expenses and other current assets	4,447	3,818
Total Current Assets	73,578	117,597
Property and equipment, net	5,536	6,722
Goodwill	80,974	80,974
Intangible assets, net	39,530	39,726
Deferred income taxes	1,128	1,128
Other assets	989	821
Total Assets	$201,735	$246,968
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Revolving credit facilities	$14,833	$36,863
Term loan	2,564	1,923
Accounts payable	21,436	35,546
Other current liabilities	10,246	14,525
Total Current Liabilities	49,079	88,857
Term loan, long-term portion	4,487	5,769
Series B redeemable preferred stock	15,514	14,916
Deferred income taxes	648	648
Subordinated notes - related party	11,951	—
Other liabilities	5,571	5,592
Total Liabilities	87,250	115,782
Commitments and Contingencies
Stockholders' Equity
Common stock, $0.001 par value - 100,000,000 and 50,000,000 shares authorized; 42,281,881 and 42,027,991 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	42	42
Additional paid-in capital	131,844	128,084
Retained earnings (accumulated deficit)	(17,202)	3,289
Accumulated other comprehensive loss	(199)	(229)
Total Stockholders' Equity	114,485	131,186
Total Liabilities and Stockholders' Equity	$201,735	$246,968

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands, except per-share data)
Net Revenue	$22,612	$22,296	$42,301	$60,584
Cost of Revenue	19,210	17,465	35,783	43,477
Gross Profit	3,402	4,831	6,518	17,107
Operating expenses:
Selling and marketing	6,961	7,698	14,707	14,698
Research and development	2,824	2,071	5,678	4,069
General and administrative	5,991	4,698	10,731	8,271
Business transaction costs	—	(484)	—	3,744
Restructuring charges	184	—	509	—
Total operating expenses	15,960	13,983	31,625	30,782
Operating loss	(12,558)	(9,152)	(25,107)	(13,675)
Interest expense	834	1,055	1,618	5,295
Other non-operating expense (income), net	(346)	(70)	282	(95)
Loss before income tax benefit	(13,046)	(10,137)	(27,007)	(18,875)
Income tax benefit	(3,148)	(835)	(6,516)	(6,667)
Net loss	$(9,898)	$(9,302)	$(20,491)	$(12,208)

Net loss per share:
Basic	$(0.23)	$(0.23)	$(0.49)	$(0.33)
Diluted	$(0.23)	$(0.23)	$(0.49)	$(0.33)
Weighted average number of shares:
Basic	42,188	40,827	42,113	37,296
Diluted	42,188	40,827	42,113	37,296

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Net loss	$(9,898)	$(9,302)	$(20,491)	$(12,208)

Other comprehensive income:
Foreign currency translation adjustment	357	508	30	636
Other comprehensive income	357	508	30	636
Comprehensive loss	$(9,541)	$(8,794)	$(20,461)	$(11,572)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,491)	$(12,208)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,076	3,048
Amortization of intangible assets	453	497
Amortization of debt financing costs	93	2,567
Stock-based compensation	3,395	2,397
Accrued interest on Series B redeemable preferred stock	599	540
Paid in kind interest	151	769
Deferred income taxes	(6,691)	(6,900)
Reversal of sales returns reserve	(2,180)	(3,837)
Provision of (Reversal of) doubtful accounts	2	(144)
Provision for obsolete inventory	742	385
Loss on disposal of property and equipment	38	9
Changes in operating assets and liabilities:
Accounts receivable	47,552	37,406
Inventories	338	12,413
Accounts payable	(13,555)	(34,150)
Prepaid expenses and other assets	(853)	(1,682)
Income taxes payable	42	1,784
Other liabilities	(4,544)	(2,418)
Net cash provided by operating activities	8,167	476
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,483)	(614)
Cash acquired in business combination	—	4,093
Net cash provided by (used for) investing activities	(2,483)	3,479
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	85,182	54,371
Repayment of revolving credit facilities	(107,211)	(74,850)
Repayment of capital leases	(20)	(16)
Repayment of term loan	(641)	(14,500)
Repayment of subordinated notes - related party	—	(10,789)
Proceeds from sale of common stock, net of issuance costs	—	37,224
Proceeds from exercise of stock options	365	1,095
Debt financing costs	(37)	(1,394)
Proceeds from issuance of subordinated notes - related party	11,800	7,000
Net cash used for financing activities	(10,562)	(1,859)
Effect of exchange rate changes on cash and cash equivalents	(10)	353
Net increase (decrease) in cash and cash equivalents	(4,888)	2,449
Cash and cash equivalents - beginning of period	7,908	6,509
Cash and cash equivalents - end of period	$3,020	$8,958

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$538	$1,562
Cash paid for income taxes	$—	$27
Value of shares issued to acquire HyperSound business	$—	$113,782

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands)
Balance at December 31, 2014	42,028	$42	$128,084	$3,289	$(229)	$131,186
Net loss	—	—	—	(20,491)	—	(20,491)
Other comprehensive income	—	—	—	—	30	30
Stock options exercised	254	—	365	—	—	365
Stock-based compensation	—	—	3,395		—	3,395
Balance at June 30, 2015	42,282	$42	$131,844	$(17,202)	$(199)	$114,485

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
On June 18, 2015, the Company amended the Company’s Articles of Incorporation to effect an increase in the Company’s authorized capital stock shares to 100 million shares of common stock and 1 million shares of preferred stock.

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

On January 15, 2014, VTBH, which operated the Turtle Beach business, completed the merger (the “Merger”) with and into a wholly-owned subsidiary of the Company (f/k/a Parametric Sound Corporation (“Parametric”) which operated the HyperSound business. For accounting purposes, the Merger was treated as a “reverse acquisition” and VTBH was considered the accounting acquirer. Accordingly, VTBH’s historical results of operations replace Parametric’s historical results for all periods prior to the Merger, and from the acquisition date forward the results of operations of both companies are included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire fiscal year.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB agreed to a one-year deferral of the effective date to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods, but will permit public business entities to adopt the standard as of the original effective date (annual reporting periods beginning after December 15, 2016). The Company is currently evaluating the impact, if any, this new standard will have on its consolidated financial statements and has not yet determined the method of adoption.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial condition or results of operations.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which states that inventory should be measured at the lower of cost and “net realizable value.” Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis.
The amendment is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption will have on the Company's financial position or results of operations.

Note 3. Business Combination

On January 15, 2014, VTBH completed the Merger with and into a wholly-owned subsidiary of Turtle Beach (f/k/a Parametric) in an all-stock, tax-free reorganization. VTBH entered into the Merger to acquire and commercialize Parametric’s technology and gain access to capital market opportunities as a public company.

Business Transaction Costs

Business transaction costs as a result of the Merger of $3.7 million were recognized for the six months ended June 30, 2014. The components of business transaction costs are presented below.

Six Months Ended
June 30,
2014
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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and debt instruments. Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The credit facility, term loan and subordinated notes are stated at the carrying value as the stated interest rate approximates market rates currently available to the Company, which are considered Level 2 inputs. As of June 30, 2015 and December 31, 2014, there were no outstanding financial assets and liabilities recorded at fair value on a recurring basis and the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Note 5. Allowance for Sales Returns
The following tables provide the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of period	$1,179	$5,001	$4,155	$6,266
Reserve accrual	4,756	1,790	6,422	4,840
Recoveries and deductions, net	(3,960)	(4,362)	(8,602)	(8,677)
Balance, end of period	$1,975	$2,429	$1,975	$2,429
Note 6. Composition of Certain Financial Statement Items
Inventories
Inventories consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$2,163	$2,065
Finished goods	35,157	36,335
Total inventories	$37,320	$38,400

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

Property and Equipment, net
Property and equipment, net, consists of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Machinery and equipment	$785	$599
Software and software development	893	847
Furniture and fixtures	241	226
Tooling	3,014	2,417
Leasehold improvements	177	104
Demonstration units and convention booths	14,578	13,702
Total property and equipment, gross	19,688	17,895
Less: accumulated depreciation and amortization	(14,152)	(11,173)
Total property and equipment, net	$5,536	$6,722

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

We assess the impairment of long‑lived assets, intangibles assets and goodwill whenever events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Goodwill and indefinite-lived intangible assets are assessed at least annually, but also whenever events or changes in circumstances indicate the carrying values may not be recoverable. Factors that could trigger an impairment review include: (a) significant underperformance relative to historical or projected future operating results; (b) significant changes in the manner of use of the acquired assets or the strategy for our overall business; (c) significant negative industry or economic trends; (d) significant decline in our stock price for a sustained period; and (e) a decline in our market capitalization below net book value. No impairment indicators were noted in the second quarter of 2015 which would trigger the need for testing for both definite and indefinite lived assets.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Acquired Intangible Assets
Acquired identifiable intangible assets, and related accumulated amortization, as of June 30, 2015 and December 31, 2014 consist of:

	June 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$2,836	$2,960
Non-compete agreements	177	177	—
In-process Research and Development	27,100	—	27,100
Developed technology	8,880	132	8,748
Trade names	170	50	120
Patent and trademarks	620	—	620
Foreign Currency	$(139)	$(121)	$(18)
Total Intangible Assets	$42,604	$3,074	$39,530

	December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$2,458	$3,338
Non-compete agreements	177	177	—
In-process Research and Development	27,100	—	27,100
Developed technology	8,880	104	8,776
Trade names	170	33	137
Patent and trademarks	439	—	439
Foreign Currency	$(205)	$(141)	$(64)
Total Intangible Assets	$42,357	$2,631	$39,726
In October 2012, VTB acquired Lygo International Limited, subsequently renamed TB Europe Ltd. The acquired intangible assets relating to customer relationships and non-compete agreements are being amortized over an estimated useful life of thirteen years and two years, respectively, with the amortization being included within sales and marketing expense.

In January 2014, the Merger between VTBH and Turtle Beach (f/k/a Parametric) was completed. The acquired intangible assets relating to developed technology, customer relationships and trade name are subject to amortization. Developed technology is being amortized over an estimated economic useful life of approximately seven years with the amortization being included within cost of revenue. Customer relationships and trade name are being amortized over an estimated useful life of two years and five years, respectively, with the amortization being included within sales and marketing expense. In-process Research and Development (“IPR&D”) is considered an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Accordingly, during the development period, the IPR&D is not amortized but rather subject to impairment review. As of June 30, 2015, no impairment indicators were noted.

Amortization expense related to definite lived intangible assets of $0.2 million and $0.5 million was recognized in the three and six months ended June 30, 2015, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2014, respectively.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2015, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2015	$2,203
2016	2,049
2017	1,882
2018	1,802
2019	1,709
Thereafter	2,183
Total	$11,828
Goodwill
Changes in the carrying values of goodwill for the six months ended June 30, 2015 are as follows:

(in thousands)
Balance as of January 1, 2015	$80,974
—
Balance as of June 30, 2015	$80,974

Note 8. Credit Facilities and Long-Term Debt

	June 30, 2015	December 31, 2014
	(in thousands)
Revolving credit facility, maturing March 2019	$14,833	$36,863
Term loans	7,051	7,692
Subordinated notes	11,951	—
Total outstanding debt	33,835	44,555
Less: current portion of revolving line of credit	(14,833)	(36,863)
Less: current portion of term loan	(2,564)	(1,923)
Total noncurrent portion of long-term debt	$16,438	$5,769
Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.5 million and $0.9 million for the three and six months ended June 30, 2015, respectively, and $0.7 million and $4.5 million for the three and six months ended June 30, 2014, respectively.
Amortization of deferred financing costs was $0.0 million and $0.1 million for the three and six months ended June 30, 2015, respectively, and $0.1 million and $2.6 million for the three and six months ended June 30, 2014, respectively. The amount for the six months ended June 30, 2014 includes the write-off of $2.2 million in deferred financing costs associated with the repayment of the Company's former loan and security agreement.
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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The maximum credit availability for loans and letters of credit under the Credit Facility is governed by a borrowing base determined by the application of specified percentages to certain eligible assets, primarily eligible trade accounts receivable and inventories, and is subject to discretionary reserves and revaluation adjustments.

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of June 30, 2015, interest rates for outstanding borrowings were 4.75% for base rate loans and 2.67% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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

On March 16, 2015, the Company entered into a third amendment (the “Third Amendment”) to the Credit Facility pursuant to which Bank of America and the lenders under the Credit Facility agreed to waive the Existing Events of Default.  In addition, the Third Amendment amends certain other provisions of the agreement and requires that we maintain a certain EBITDA ratio (as defined under the Credit Facility) at the end of each month beginning April 30, 2015 on a cumulative basis through the remainder of 2015 and thereafter on a trailing twelve-month basis, and that our EBITDA must be in an amount equal to at least 75% of our monthly projected EBITDA as set forth in projections delivered pursuant to the Credit Facility.  The current fixed charge coverage ratio of at least 1.15 to 1.00 on the last day of each month while a Covenant Trigger Period (as defined in the Credit Facility) is in effect will become effective again after the Company has complied with such ratio for six consecutive months.

On July 22, 2015, in connection with the Term Loan Due 2019 (as defined below), the Company and its subsidiaries entered into a fifth amendment (the ‘Fifth Amendment”) to the Credit Facility that modified the borrowing base pursuant to which availability of loans under the Credit Facility is determined, provided for additional mandatory prepayment events and modified certain covenants, including to permit the Company to enter into the term loan. In addition, the Fifth Amendment permits certain equity holders of the Company to contribute funds to the Company to cure financial covenant defaults.

As of June 30, 2015, the Company was in compliance with all financial covenants, and excess borrowing availability was approximately $1.8 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Term Loans
Term Loan Due 2018

On December 29, 2014, the Company amended the Credit Facility (the “December Amendment”) to permit the repayment of $7.7 million of then existing subordinated debt and accrued interest with the proceeds of an additional loan (the “Term Loan Due 2018”). The Term Loan Due 2018 will result in modified financial covenants while it is outstanding, will bear interest at a rate of LIBOR for the applicable interest period plus 5% and will be repaid in equal monthly installments beginning on April 1, 2015 and ending on April 1, 2018. Amounts so repaid are recognized by lowering the balance of the term loan tranche and increasing the lower interest rate base revolver amount, with no net impact on borrowing availability.

Term Loan Due 2019

On July 22, 2015, the Company and its subsidiaries, entered into a term loan, guaranty and security agreement (the “Term Loan Due 2019”) with Crystal Financial LLC, as agent, sole lead arranger and sole bookrunner, Crystal Financial SPV LLC and the other persons party thereto (“Crystal”), which provides for an aggregate term loan commitment of $15 million that bears interest at a rate per annum equal to the 90-day LIBOR rate plus 10.25%. Under the terms of the Term Loan Due 2019, the Company is required to make payments of interest in arrears on the first day of each month beginning August 1, 2015 and will repay the principal in monthly payments beginning January 1, 2016, with a final payment on June 28, 2019, the maturity date.

The Term Loan Due 2019 is secured by a security interest in substantially all of the Company and each of its subsidiaries working capital assets and is subject to the first-priority lien of Bank of America , N.A., as agent, under the Credit Facility, other than with respect to equipment, fixtures, real property interests, intellectual property, intercompany property, intercompany indebtedness, equity interest in their subsidiaries, and certain other assets specified in an inter-creditor agreement between Bank of America and Crystal.

The Company and its subsidiaries are required to comply with various customary covenants including, (i) maintaining minimum EBITDA and Headset EBITDA (each as defined in the Term Loan Due 2019) in each trailing twelve month period beginning August 31, 2015, (ii) maintaining a Consolidated Leverage Ratio (as defined in the Term Loan Due 2019) to be measured on the last day of each month while the term loans are outstanding of no more than 5.75:1 beginning December 31, 2015 with periodic step-downs to 3.00:1 on January 31, 2017, (iii) not making capital expenditures in excess of $11 million in the year ending December 31, 2015 and in excess of $7 million in each of the years ending December 31, 2016, 2017, 2018 and 2019, (iv) restrictions on the Company’s and its subsidiaries ability to prepay its subordinated notes, pay dividends, incur debt, create or suffer liens and engage in certain fundamental transactions and (v) an obligation to provide certain financial and other information. The agreement permits certain equity holders of the Company to contribute funds to the Company to cure certain financial covenant defaults.

The Term Loan Due 2019 contains customary representations, mandatory prepayment events and events of default, including defaults triggered by the failure to make payments when due, breaches of covenants and representations, material impairment in the perfection of Crystal’s security interest in the collateral and events related to bankruptcy and insolvency of the Company and its subsidiaries. Upon an event of default, Crystal may declare all outstanding obligations immediately due and payable (along with a prepayment fee), a default rate of an additional 2.0% may be applied to amounts outstanding and may take other actions including collecting or taking such other action with respect to the collateral pledged in connection with the term loan.

The net proceeds received from the Term Loan Due 2019 were used to repay a portion of its outstanding subordinated notes and for general corporate purposes.

Subordinated Notes - Related Party
On April 23, 2015, the Company issued a $5.0 million subordinated note (the “April Note”) to SG VTB Holdings, LLC, the Company’s largest stockholder (“SG VTB”). The April Note was issued with an interest rate of (i) 10% per annum for the first year and (ii) 20% per annum for all periods thereafter, with interest accruing and being added to the principal amount of the the note quarterly.
On May 13, 2015, the Company issued subordinated notes (the “May Notes”) with an aggregate principal amount of $3.8 million to SG VTB, and a trust affiliated with Ronald Doornink, the Chairman of the Company's board of directors (the

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

“Board”). The May Notes were issued with an interest rate of 10% per annum until the maturity date of the May Notes (which was August 13, 2015 but could be extended up to two additional 90 day periods upon the written agreement of the Company and the noteholder), with interest accruing and being added to the principal amount of the May Notes quarterly. Following the maturity date, the interest rate would have increased to 20% per annum.

On June 17, 2015, the Company issued a subordinated note (the “June Note”) with an aggregate principal amount of $3.0 million to SG VTB. The June Note was issued at an interest rate of 10% per annum until the maturity date of the June Note (which was September 17, 2015 but could be extended up to two additional 90 day periods upon the written agreement of the Company and the noteholder), with interest accruing and being added to the principal amount of the June Note quarterly. Following the maturity date, the interest rate would have increased to 20% per annum. In addition, the Company had the option to request that SG VTB make, in SG VTB’s sole discretion, additional advances from time to time up to an aggregate principal amount of $15.0 million. Prior to the amendment (see below), following an additional advance of $6.0 million on July 8, 2015, $9.0 million was outstanding under the June Note.

Concurrently with the completion of the Term Loan Due 2019, the Company amended and restated each of its outstanding subordinated notes (the “Amended Notes”). The obligations of the Company under the Amended Notes are subordinate and junior to the prior payment of amounts due under the Credit Facility and Term Loan Due 2019. In addition, the stated maturity date of the Amended Notes was extended to September 29, 2019, subject to acceleration in certain circumstances, such as a change of control of the Company. The Amended Notes bear interest at a rate per annum equal to LIBOR plus 10.5% and shall be paid-in-kind by adding the amount to the principal amount due. Further, as consideration for the concessions in the Amended Notes, the Company issued warrants to purchase 1.7 million of the Company’s common stock at an exercise price of $2.54 per share.

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

The following table presents our income tax benefit and effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Income tax benefit	$(3,148)	$(835)	$(6,516)	$(6,667)
Effective income tax rate	24.1%	8.2%	24.1%	35.3%

Income tax benefit for the three and six months ended June 30, 2015 was $3.1 million at an effective tax rate of 24.1% and $6.5 million at an effective tax rate of 24.1%, respectively, which was lower than the federal statutory rate primarily due to tax treatment of the interest on the Series B Redeemable Preferred Stock and foreign entity taxable loss.

Income tax benefit for the three and six months ended June 30, 2014 was $0.8 million at an effective tax rate of 8.2% and $6.7 million at an effective tax rate of 35.3%, respectively, which was impacted by differences in book and tax treatment of transaction costs, interest on the Series B Redeemable Preferred Stock and other non-deductible expenses as well as foreign earnings.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statement of operations. As of each of June 30, 2015, and December 31, 2014, the Company had uncertain tax positions of $5.6 million, inclusive of $1.6 million of interest and penalties. The Company is currently under audit by the IRS for tax years 2011 through 2013, and expects this audit to close during the year. The Company anticipates a material reduction of approximately $3.5 million in the uncertain tax positions reported on its financial statements.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations, and its consolidated federal tax return for 2011 through 2013 are currently under examination. The federal tax years open under the statute of limitations are 2011 through 2013, and the state tax years open under the statute of limitations are 2010 through 2013.

Note 10. Stock-Based Compensation
Total estimated stock-based compensation expense for employees and non-employees, related to all of the the Company's stock-based awards, was comprised as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenue	$324	$38	$542	$68
Selling and marketing	75	208	219	328
Product development	265	209	470	415
General and administrative	1,406	893	2,164	1,586
Total stock-based compensation	$2,070	$1,348	$3,395	$2,397

In April 2015, the Company commenced an exchange offer (the “Exchange Offer”) to allow employees, executive officers and certain consultants the opportunity to voluntarily exchange their eligible stock options having an exercise price per share equal to or greater than $5.00 for replacement options having a market value exercise price and covering a smaller number of shares. Each Replacement Option has a term equal to the remaining contractual term of the corresponding eligible stock option it replaced, and (i) with respect to the portion of the eligible stock option that had vested, a proportionate amount of the replacement option vested upon the issuance thereof and (ii) with respect to the portion of the eligible stock option that had not vested, the period over which such portion was scheduled to vest in equal installments was extended by six months.

Pursuant to the Exchange Offer, eligible option holders tendered, and the Company accepted for cancellation, eligible stock options to purchase an aggregate of 4,382,918 shares of common stock and in exchange granted new options to purchase 2,624,657 shares of common stock (the “Replacement Options”). The exercise price per share of the new options granted in the exchange offer was $1.93, the last reported sale price per share of the Company’s common stock on the new stock option grant date, which was May 20, 2015 .

The exchange was treated as a modification of the terms or conditions of the existing option awards. Accordingly, the Company will recognize incremental compensation costs of $0.8 million ratably over the vesting period of the Replacement Options, of

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

which $0.5 million was recognized for the three and six months ended June 30, 2015 and, the remainder is expected to be recognized over a remaining weighted average vesting period of 2.4 years.

In addition to reducing our equity award overhang by 1.8 million options, the exchange returned approximately 1.1 million shares to the 2013 Plan reserve related to the 2012 Plan or the 2013 Plan shares terminated in connection with the exchange. The following table presents the stock activity and the total number of shares available for grant as of June 30, 2015:

(in thousands)
Balance at December 31, 2014	443
Plan Amendment	3,200
Option Exchange shares returned	1,111
Options granted	(2,099)
Restricted Stock granted	(66)
Forfeited/Expired shares added back	232
Balance at June 30, 2015	2,821
Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2014	6,588,097	5.08	6.96	1,327,366
Option Exchange	(1,758,261)	10.31
Granted	2,098,552	2.00
Exercised	(253,890)	1.44
Forfeited	(376,981)	10.00
Outstanding at June 30, 2015	6,297,517	2.45	7.23	1,996,555
Vested and expected to vest at June 30, 2015	6,024,228	2.45	7.13	1,915,143
Exercisable at June 30, 2015	2,766,165	2.68	4.76	945,151
Stock options are time-based and the majority are exercisable within 10 years of the date of grant, but only to the extent they have vested. The options generally vest as specified in the option agreements subject, in some instances, to acceleration in certain circumstances. In the event participants in the 2013 Plan cease to be employed or engaged by the Company, then all of the options would be forfeited if they are not exercised within 90 days. Forfeitures on option grants are estimated at 10% for non-executives and 0% based for executives based on evaluation of historical and expected future turnover. Stock-based compensation expense was recorded net of estimated forfeitures, such that expense was recorded only for those stock-based awards expected to vest. The Company reviews this assumption periodically and will adjust it if it is not representative of future forfeiture data and trends within employee types (executive vs. non-executive).
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $0.2 million for the six months ended June 30, 2015.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are assumptions for the six months ended June 30, 2015.

Expected term (in years)	6.1
Risk-free interest rate	1.5% - 1.9%
Expected volatility	41.8% - 47.1%
Dividend rate	0%
Each of these inputs is subjective and generally requires significant judgment to determine.
The weighted average grant date fair value of options granted during the six months ended June 30, 2015 was $0.88. The total estimated fair value of employee options vested during the six months ended June 30, 2015 was $1.8 million. As of June 30, 2015, total unrecognized compensation cost related to non-vested stock options granted to employees was $10.6 million, which is expected to be recognized over a remaining weighted average vesting period of 3.4 years.
Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2014	6,396	$15.63
Granted	65,502	2.29
Nonvested restricted stock at June 30, 2015	71,898	3.48
As of June 30, 2015, total unrecognized compensation cost related to the nonvested restricted stock awards granted was $0.2 million, which is expected to be recognized over a remaining weighted average vesting period of 0.9 years.

Stock Warrants
In connection with and as consideration for the concessions in the Amended Notes, the Company issued to SG VTB and a trust affiliated with Ronald Doornink warrants to purchase 1.7 million shares of the Company’s common stock at an exercise price of $2.54 per share. The warrants are exercisable for a period of five years beginning on the date of issuance, July 22, 2015. The exercise price and the number of shares of Common Stock purchasable are subject to adjustment and do not carry any voting rights or other rights as a stockholder of the Company prior to exercise. The shares issuable upon exercise are also subject to the “demand” and “piggyback” registration rights set forth in the in the Company’s Stockholder Agreement, dated August 5, 2013, as amended July 10, 2014.

Series B Redeemable Preferred Stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. The Series B Redeemable Preferred Stock is required to be redeemed on the earlier of September 28, 2030, or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $15.5 million and $14.9 million as of June 30, 2015 and December 31, 2014, respectively.
On February 18, 2015, the holder of the Series B Redeemable Preferred Stock, filed a complaint in Delaware Chancery Court alleging breach of contract against VTBH. According to the complaint, the Merger purportedly triggered a contractual obligation for VTBH to redeem the stock. Refer to Note 13, “Commitments and Contingencies” for further information.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

As of June 30, 2015 and December 31, 2014, 714,347 and 807,578 phantom units at a weighted-average exercise price of $0.93 and $0.88, respectively, have been granted and are outstanding. Because these phantom units are not exercisable or convertible into common shares, said amounts and exercise prices were not subject to the exchange ratio provided by the Merger agreement. As of June 30, 2015, compensation expense related to the Appreciation Plan units remained unrecognized because as of those dates a change in control, as defined in the plan, had not occurred and is not probable to occur. In July, the Appreciation Plan was terminated as to new grants, but vested and unvested phantom units will continue.

Note 11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands, except per-share data)
Net Loss	$(9,898)	$(9,302)	$(20,491)	$(12,208)

Weighted average common shares outstanding — Basic	42,188	40,827	42,113	37,296
Plus incremental shares from assumed conversions:
Dilutive effect of stock options	—	—	—	—
Weighted average common shares outstanding — Diluted	42,188	40,827	42,113	37,296
Net loss per share:
Basic	$(0.23)	$(0.23)	$(0.49)	$(0.33)
Diluted	$(0.23)	$(0.23)	$(0.49)	$(0.33)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Stock options	6,440	6,051	6,527	5,859
Warrants	31	31	31	41
Unvested restricted stock awards	66	6	48	6
Total	6,537	6,088	6,606	5,906

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12. Segment and Geographic Information

The Company has historically aggregated its two operating segments - Voyetra Turtle Beach (“Headset”) and HyperSound. In light of the subsequent development and anticipated launch of the HyperSound Clear™ product, the Company evaluated whether its operating segments should continue to be aggregated for reporting purposes and determined that as a result of the new hearing healthcare product, the HyperSound operating segment will no longer have similar economic characteristics, production processes, clients or methods of distribution. As such, the Company has disclosed the Headset and HyperSound operating segments separately. The entire business is managed by a single management team whose Chief Operating Decision Maker is the Chief Executive Officer.

The following tables show our net revenues, operating income and total assets by our reporting segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Revenues	(in thousands)
Headset	$22,525	$22,244	$42,123	$60,479
HyperSound	87	52	178	105
Total	$22,612	$22,296	$42,301	$60,584

Operating Income (Loss)
Headset	$(9,249)	$(6,797)	$(18,488)	$(6,752)
HyperSound	(3,309)	(2,355)	(6,619)	(6,923)
Total	$(12,558)	$(9,152)	$(25,107)	$(13,675)
Interest Expense	$834	$1,055	$1,618	$5,295
Other non-operating expense (income), net	$(346)	$(70)	$282	$(95)
Loss before income tax benefit	$(13,046)	$(10,137)	$(27,007)	$(18,875)

	June 30, 2015	December 31, 2014
Total Assets	(in thousands)
Headset	$37,269	$82,798
HyperSound	164,466	164,170
Total	$201,735	$246,968

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
United States	$15,747	$14,368	$29,804	$39,881
United Kingdom	2,159	3,228	4,533	9,921
Europe	1,902	3,470	3,270	6,685
International	2,804	1,230	4,694	4,097
Total net revenues	$22,612	$22,296	$42,301	$60,584

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

On August 5, 2013, VTBH and the Company (f/k/a Parametric) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company. Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a Merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company's Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada cases denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. That denial is currently under review by the Nevada Supreme Court and briefing was completed on February 23, 2015. On May 20, 2015, the litigation was permanently stayed until the Nevada Supreme Court completes its review. The Company believes that the plaintiffs’ claims against it are without merit and intends to vigorously defend itself in the litigation. As of June 30, 2015 and the date of this report, the Company is unable to estimate a possible loss or range of possible loss in regards to this matter; therefore, no litigation reserve has been recorded in the consolidated financial statements.

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

Warranties

We warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in accrued liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Warranty, beginning of period	$380	$132	$493	$139
Warranty costs accrued	213	200	213	354
Settlements of warranty claims	(150)	(72)	(263)	(233)
Warranty, end of period	$443	$260	$443	$260

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
This Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. Caution should be taken not to place undue reliance on any such forward-looking statements because they involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements. Forward-looking statements are based on the beliefs, as well as assumptions made by, and information currently available to, the Company's management and are made only as of the date hereof. The Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections.

On January 15, 2014 , VTB Holdings, Inc. (“VTBH”), which operated the Turtle Beach business, completed the merger (the “Merger”) with the Company (f/k/a Parametric Sound Corporation “Parametric”), which operated the HyperSound business. For accounting purposes, the Merger was treated as a “reverse acquisition” and VTBH was considered the accounting acquirer. Accordingly, VTBH’s historical results of operations replace Parametric’s historical results for all periods prior to the Merger, and from the acquisition date forward the results of operations of both companies are included.

Business Overview
Turtle Beach Corporation (herein referred to as the “Company,” “we,” “us,” or “our”), incorporated in the state of Nevada in 2010, merged with VTB Holdings, Inc. (“VTBH”) and its subsidiary, Voyetra Turtle Beach, Inc. (“VTB”), which is headquartered in Valhalla, New York and was incorporated in the state of Delaware in 1975, to form a premier audio innovation company with expertise and experience in developing, commercializing and marketing audio technologies across a range of large addressable markets under two reportable segments, Turtle Beach® (“Headset“) and HyperSound®.

•
Turtle Beach is a worldwide leading provider of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers, tablets and mobile devices.

•
HyperSound technology is an innovative patent-protected sound technology that delivers immersive, directional audio offering unique potential benefits in a variety of commercial settings and consumer devices. The upcoming launch of HyperSound Clear™ will transition the business to the hearing healthcare market, where we believe a large percentage of hard of hearing listeners will be able to use the product to improve their listening experiences from sources such as TV, CD/DVD players and stereo systems.

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
(1) Graph as of June 30, 2015

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

Products
Xbox One
In 2014, we expanded our Xbox One compatible headset portfolio with the launch of the XO FOUR, XO SEVEN, XO ONE and Stealth 500X and developed headsets that included many new and unique features including DTS Headphone:X, full wireless integration with Xbox One, and Superhuman Hearing™. In 2015, continuing with our strategy to deliver innovative, high quality console gaming headsets that incorporate advanced audio and wireless technology, we launched two upgraded versions of market-leading Xbox One headsets – the XO SEVEN Pro and the XO FOUR Stealth, and introduced the Elite 800X and Stealth 420X, which bring several more firsts to Xbox One gaming, including active noise cancellation and invisible, boom-free microphones.

PlayStation®4
In January 2014, we announced an agreement with Sony Computer Entertainment Inc. to make officially licensed headsets for the PlayStation®4. During 2014, we added three wireless headsets -- the ELITE 800, Stealth 500P and Stealth 400 -- and the P12, a new entry-level headset for the PlayStation®4 which expanded our core portfolio of headsets for the PlayStation®4.

PC Gaming Accessories
Our new line of PC gaming accessories, being produced by Nordic Game Supply pursuant to an exclusive licensing agreement, offers six models, including the Impact 700 and Impact 500 mechanical keyboards, the Grip 500 programmable laser mouse, the Grip 300 optical mouse, and the Drift and Traction gaming mousepads.

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

Key Performance Indicators and Non-GAAP Measures

Management routinely reviews key performance indicators including revenue, operating income and margins, and earnings per share, among others. In addition, we consider other certain measures to be useful to management and investors evaluating our operating performance for the periods presented, and believe these additional measures provide a tool for evaluating our ongoing operations, liquidity and management of assets. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered a substitute for net income (loss) or other consolidated income statement data as determined in accordance with GAAP. These other measures may not be comparable to similarly titled measures employed by other companies. We consider the following non-GAAP measure, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

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
Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, it should not be considered in isolation or as a substitute for net income (loss) or other consolidated income statement data. Some of these limitations include, but are not limited to (i) it does not reflect changes in, or cash requirements for, our working capital needs; (ii) it does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and (iii) it does not reflect income taxes or the cash requirements for any tax payments; and

Adjusted EBITDA (and a reconciliation to Net loss, the nearest GAAP financial measure) for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(9,898)	$(9,302)	$(20,491)	$(12,208)
Interest expense	834	1,055	1,618	5,295
Depreciation and amortization	1,722	1,494	3,529	3,545
Stock-based compensation	2,070	1,348	3,395	2,397
Income tax benefit	(3,148)	(835)	(6,516)	(6,667)
Restructuring charges	184	—	509	—
Business transaction costs	—	(484)	—	3,744
Adjusted EBITDA	$(8,236)	$(6,724)	$(17,956)	$(3,894)
Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

For the three months ended June 30, 2015, Adjusted EBITDA on a consolidated basis was $(8.2) million, reflecting investments of $3.0 million in the HyperSound business compared to $(6.7) million, reflecting investments of $2.0 million in the HyperSound business during the three months ended June 30, 2014. Adjusted EBITDA for the Headset business totaled approximately $(5.2) million in the three months ended June 30, 2015 compared to $(4.7) million in the prior year period.

Adjusted EBITDA decreased for the three months ended June 30, 2015 as compared to the prior year period due to promotional credits to continue clearing previous generation and licensed headset inventory, incremental contract manufacturer transition costs, an increase in the HyperSound investment primarily related to higher research and development expense as a result of increased staffing levels to support the development of the HyperSound Clear™ product and, incremental legal fees associated with recent public filings. These costs were partially offset by lower selling and marketing expense due to reduced trade show spend in connection with a strategic shift to more targeted promotional activity and, savings related to the termination of certain license agreements.
Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

For the six months ended June 30, 2015, Adjusted EBITDA on a consolidated basis was $(18.0) million, reflecting investments of $6.2 million in the HyperSound business compared to $(3.9) million, reflecting investments of $4.2 million in the HyperSound business during the six months ended June 30, 2014. Adjusted EBITDA for the Headset business totaled approximately $(11.8) million in the three months ended June 30, 2015 compared to $0.3 million in the prior year period.

Adjusted EBITDA decreased for the six months ended June 30, 2015 as compared to the prior year period which included the initial sell-in of the Company's and the industry’s first ever Xbox One compatible headsets resulting from a delay in gaming headset audio for the Xbox One console. In addition to the lower sales volume, the current period was negatively impacted by promotion credits to continue to clear channel inventory and higher third party licensing and royalty costs which included $1.3 million of reserves for products associated with certain discontinued legacy license agreements as well as higher costs associated with additional headcount to support the development of the HyperSound Clear™ product.

Results of Operations
The following table sets forth the Company’s statement of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Net Revenue	$22,612	$22,296	$42,301	$60,584
Cost of Revenue	19,210	17,465	35,783	43,477
Gross Profit	3,402	4,831	6,518	17,107
Operating expenses	15,960	13,983	31,625	30,782
Operating loss	(12,558)	(9,152)	(25,107)	(13,675)
Interest expense	834	1,055	1,618	5,295
Other non-operating expense (income), net	(346)	(70)	282	(95)
Loss before income tax benefit	(13,046)	(10,137)	(27,007)	(18,875)
Income tax benefit	(3,148)	(835)	(6,516)	(6,667)
Net loss	$(9,898)	$(9,302)	$(20,491)	$(12,208)
The following table summarizes net revenue by segment for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Headset	$22,525	$22,244	$42,123	$60,479
HyperSound	87	52	178	105
Total Net Revenue	22,612	22,296	42,301	60,584

Net Revenue
Headset

Net revenues for the three months ended June 30, 2015 increased 1.4% over the comparable 2014 period to $22.6 million, as a result of a 9.6% increase in domestic sales primarily due to Xbox One compatible headset revenues, which increased 26.6% on strong consumer response to our innovative next generation headsets. This was partially offset by an overall decline in sales of previous generation headsets and lower international sales that continued to be negatively impacted by a highly promotional environment.

Despite strong consumer response to our next generation Xbox One and PlayStation®4 compatible headsets, and the initial sales of a new line of PC accessories, net revenues for the six months ended June 30, 2015 decreased 30.2% over the comparable 2014 period to $42.3 million. The decrease reflects lower Xbox compatible headset revenue as the prior year period included the initial sell-in for the new Xbox One compatible headsets, which launched during the first quarter of 2014 as a result of a delay in gaming headset audio.

HyperSound

Net revenues for the three and six months ended June 30, 2015 were $0.1 million and $0.2 million, respectively, from sales of the previous generation commercial product as we continue to focus on larger volume applications for the digital signage, kiosk and related applications. Additionally, in preparation of the commercial launch of the HyperSound Clear™ product, we have partnered with many of the leading hearing healthcare groups which collectively represent the vast majority of all audiologist offices in the United States.

Cost of Revenue and Gross Profit
Gross profit as a percentage of net revenues for the three months ended June 30, 2015 was 15.0% versus 21.7% in the comparable 2014 period primarily due to the negative impact of promotional credits in order to continue clearing previous generation and licensed headset inventory and incremental contract manufacturer transition costs, which reduced margins by approximately 700 basis points. These costs were partially offset by the benefits from a channel mix shift to higher margin domestic revenues and next generation headsets, and lower freight costs driven by proactive inventory management.
Gross profit as a percentage of net revenues for the six months ended June 30, 2015 was 15.4% versus 28.2% in the comparable 2014 period. We experienced a year-over-year decrease in gross margin rate performance primarily due to unfavorable manufacturing variances due to lower production volumes as compared to the prior year period which included the highly anticipated launch of new Xbox One headsets following the chat adapter delay, higher returns and promotion credits to clear channel inventory and higher third party licensing and royalty costs which included $1.3 million of reserves for products associated with certain discontinued legacy license agreements.
Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Selling and marketing	$6,961	$7,698	$14,707	$14,698
Research and development	2,824	2,071	5,678	4,069
General and administrative	5,991	4,698	10,731	8,271
Business transaction costs	—	(484)	—	3,744
Restructuring charges	184	—	509	—
Total operating expenses	$15,960	$13,983	$31,625	$30,782
Selling and Marketing
Selling and marketing expenses for the three months ended June 30, 2015 totaled $7.0 million, or 30.8% as a percentage of net revenues, compared to $7.7 million, or 34.5% as a percentage of net revenues, for the three months ended June 30, 2014. The 9.6% decrease was primarily due to lower trade show spend in connection with a strategic shift to more targeted promotional activity and savings related to the termination of certain license agreements, partially offset by additional sales force related to the HyperSound Clear™ product launch.
Selling and marketing expenses for the six months ended June 30, 2015 of $14.7 million, or 34.8% as a percentage of net revenues, and as a result of lower trade show and direct media activity, remained consistent versus the comparable prior-year period, despite the impact of $0.6 million of leadership team severance and related costs, and additional sales force related to the HyperSound Clear™ product launch.

Research and Development
The increase in research and development expenses for the three and six months ended June 30, 2015 versus the comparable prior year period was primarily due to increased staffing levels to support the development of the HyperSound Clear™ product as well as new advanced audio and wireless development initiatives to expand our Xbox One compatible headset portfolio.

General and Administrative
The increase in general and administrative expenses for the three and six months ended June 30, 2015 versus the comparable prior year period was primarily due to additional headcount, incremental stock compensation expense ($0.5 million), legal fees associated with recent public filings in connection with stock option and financing activity, and initial clinical costs related to the HyperSound product.
Business Transaction
Business transaction expenses for the six months ended June 30, 2014 related to investment banker success fees of $2.2 million as well as associated legal and accounting fees in connection with the acquisition of the HyperSound business.
Restructuring Charges
During 2014, we began to focus on company-wide overhead and operating expense cost reduction activities, such as closing excess facilities and reducing redundancies. In connection with our efforts to improve our operating efficiency and reduce costs, we completed the closure of certain production operations at one of our contract manufacturing operations in China in June 2015.

Interest Expense
Interest expense decreased by $3.7 million for the six months ended June 30, 2015 as compared to June 30, 2014, primarily due to the prior year impact of a $2.2 million write-off of unamortized debt issuance costs related to the refinancing of our then existing credit facility on March 31, 2014 and $0.6 million of additional interest related to the now extinguished subordinated notes as well as a $0.5 million benefit from lower average overall borrowings on our credit facility.
For the three months ended June 30, 2015, interest expense decreased by $0.2 million as compared to June 30, 2014 due to lower average overall borrowings on our credit facility.
Income Taxes
Income tax benefit for the three and six months ended June 30, 2015 was $3.1 million at an effective tax rate of 24.1% and $6.5 million at an effective tax rate of 24.1%, respectively. The effective tax rate for the six months ended June 30, 2015 was impacted by the interest on the Series B Redeemable Preferred Stock and foreign entity taxable loss.

Income tax benefit for the three and six months ended June 30, 2014 was $0.8 million at an effective tax rate of 8.2% and $6.7 million at an effective tax rate of 35.3%, respectively, which was higher than the federal statutory rate primarily due to differences in book and tax treatment of transaction costs, interest on the Series B Redeemable Preferred Stock and other non-deductible expenses.

Liquidity and Capital Resources
Our primary source of working capital is cash flow from operations. We have funded operations and acquisitions in recent periods with operating cash flows, and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Cash and cash equivalents at beginning of period	$7,908	$6,509
Net cash provided by operating activities	8,167	476
Net cash provided by (used for) investing activities	(2,483)	3,479
Net cash used for financing activities	(10,562)	(1,859)
Effect of foreign exchange on cash	(10)	353
Cash and cash equivalents at end of period	$3,020	$8,958

Operating activities
Cash provided by operating activities for the six months ended June 30, 2015 was $8.2 million, an increase of $7.7 million as compared to $0.5 million for the six months ended June 30, 2014. The increase is primarily the result of efforts to improve collections of receivables and lower year-over-year payments of accounts payable compared to the prior year that included the impact of a debt refinancing process that started in late 2013 and was completed in March 2014, partially offset by a $10.3 million decrease in net income adjusted for non-cash expenses.

Investing activities
Cash used for investing activities was $2.5 million during the six months ended June 30, 2015 compared to cash provided by investing activities of $3.5 million during the six months ended June 30, 2014, as a result of $4.1 million of cash acquired in the merger. Capital expenditures increased $1.9 million compared to the prior year period to $2.5 million for the six months ended June 30, 2015.
Financing activities
Net cash used for financing activities was $10.6 million during the six months ended June 30, 2015 compared to net cash used of $1.9 million during the six months ended June 30, 2014. Financing activities during the six months ended included net payments on our revolving credit facilities of $22.0 million with cash from operations and the issuance of $11.8 million principal amount of subordinated notes. Financing activities in the six months ended June 30, 2014 included (i) net payments on our revolving credit facilities of $20.5 million, (ii) repayment of our $14.5 million legacy term loan and (iii) repayment of $10.8 million of outstanding subordinated notes partially offset by $37.2 million of proceeds from the sale of common stock and the issuance of $7.0 million principal amount of subordinated notes.
Management assessment of liquidity
Management believes that its current cash and cash equivalents and the amounts available under its asset-based credit facility including the impact of the proceeds from our recent term loans, and its cash flows derived from operations will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.
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
Foreign cash balances at June 30, 2015 and December 31, 2014 were $0.4 million and $2.5 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of June 30, 2015, interest rates for outstanding borrowings were 4.75% for base rate loans and 2.67% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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
In March 2015, Bank of America notified the Company that certain events of default had occurred and were continuing under the Credit Facility, including (i) the Company’s failure to deliver in a timely manner certain monthly financial statements in accordance with the Credit Facility, (ii) the Company’s failure to deliver in a timely manner certain financial projections in accordance with the Credit Facility, (iii) the Company’s failure to repay an over-advance of approximately $100,000 that existed between March 6, 2015 and March 9, 2015, and (iv) the Company’s failure to satisfy the fixed charge coverage ratio under the Credit Facility for certain measurement dates during the fourth quarter of 2014 (in part as a result of certain retroactive changes to the calculation of such ratio pursuant to the December Amendment, as defined below) (the “Existing Events of Default”).

On March 16, 2015, the Company entered into a third amendment (the “Third Amendment”) to the Credit Facility pursuant to which Bank of America and the lenders under the Credit Facility agreed to waive the Existing Events of Default.  In addition, the Third Amendment amends certain other provisions of the Credit Facility and requires that we maintain a certain EBITDA ratio (as defined under the Credit Facility) at the end of each month beginning April 30, 2015 on a cumulative basis through the remainder of 2015 and thereafter on a trailing twelve-month basis, and that our EBITDA must be in an amount equal to at least 75% of our monthly projected EBITDA as set forth in projections delivered pursuant to the Credit Facility.  The current fixed charge coverage ratio of at least 1.15 to 1.00 on the last day of each month while a Covenant Trigger Period (as defined in the Credit Facility) is in effect will become effective again after the Company has complied with such ratio for six consecutive months.

As of June 30, 2015, the Company was in compliance with all financial covenants, and excess borrowing availability was approximately $1.8 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.
On July 22, 2015, in connection with the term loan (see below), the Company and its subsidiaries entered into a fifth amendment (the ‘Fifth Amendment”) to the Credit Facility that modified the borrowing base pursuant to which availability of loans under the Credit Facility is determined, provided for additional mandatory prepayment events and modified certain covenants, including to permit the Company to enter into the term loan. In addition, the Fifth Amendment permits certain equity holders of the Company to contribute funds to the Company to cure financial covenant defaults.

As of July 31, 2015, the Company was in compliance with all financial covenants, and excess borrowing availability was approximately $4.6 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.
Term Loan Due 2018

On December 29, 2014, the Company amended the Credit Facility (the “December Amendment”) to permit the repayment of $7.7 million of then existing subordinated debt and accrued interest with the proceeds of an additional loan (the “Term Loan Due 2018”). The Term Loan Due 2018 will result in modified financial covenants while it is outstanding, will bear interest at a rate of LIBOR for the applicable interest period plus 5% and will be repaid in equal monthly installments beginning on April 1, 2015 and ending on April 1, 2018. Amounts so repaid are recognized by lowering the balance of the term loan tranche and increasing the lower interest rate base revolver amount, with no net impact on borrowing availability.

Term Loan Due 2019

On July 22, 2015, the Company and its subsidiaries, entered into a term loan, guaranty and security agreement (the “Term Loan Due 2019”) with Crystal Financial LLC, as agent, sole lead arranger and sole bookrunner, Crystal Financial SPV LLC and the other persons party thereto (“Crystal”), which provides for an aggregate term loan commitment of $15 million that bears interest at a rate per annum equal to the 90-day LIBOR rate plus 10.25%. Under the terms of the Term Loan Due 2019, the Company is required to make payments of interest in arrears on the first day of each month beginning August 1, 2015 and will repay the principal in monthly payments beginning January 1, 2016, with a final payment on June 28, 2019, the maturity date.

The Term Loan Due 2019 is secured by a security interest in substantially all of the Company and each of its subsidiaries working capital assets and is subject to the first-priority lien of Bank of America , N.A., as agent, under the Credit Facility, other than with respect to equipment, fixtures, real property interests, intellectual property, intercompany property, intercompany indebtedness, equity interest in their subsidiaries, and certain other assets specified in an inter-creditor agreement between Bank of America and Crystal.

The Company and its subsidiaries are required to comply with various customary covenants including, (i) maintaining minimum EBITDA and Headset EBITDA (each as defined in the Term Loan Due 2019) in each trailing twelve month period beginning August 31, 2015, (ii) maintaining a Consolidated Leverage Ratio (as defined in the Term Loan Due 2019) to be measured on the last day of each month while the term loans are outstanding of no more than 5.75:1 beginning December 31, 2015 with periodic step-downs to 3.00:1 on January 31, 2017, (iii) not making capital expenditures in excess of $11 million in the year ending December 31, 2015 and in excess of $7 million in each of the years ending December 31, 2016, 2017, 2018 and 2019, (iv) restrictions on the Company’s and its subsidiaries ability to prepay its subordinated notes, pay dividends, incur debt, create or suffer liens and engage in certain fundamental transactions and (v) an obligation to provide certain financial and other information. The agreement permits certain equity holders of the Company to contribute funds to the Company to cure financial covenant defaults.

The Term Loan Due 2019 contains customary representations, mandatory prepayment events and events of default, including defaults triggered by the failure to make payments when due, breaches of covenants and representations, material impairment in the perfection of Crystal’s security interest in the collateral and events related to bankruptcy and insolvency of the Company and its subsidiaries. Upon an event of default, Crystal may declare all outstanding obligations immediately due and payable (along with a prepayment fee), a default rate of an additional 2.0% may be applied to amounts outstanding and may take other actions including collecting or taking such other action with respect to the collateral pledged in connection with the term loan.

The net proceeds received from the Term Loan Due 2019 were used to repay a portion of its outstanding subordinated notes and for general corporate purposes.

Subordinated Notes - Related Party
On April 23, 2015, the Company issued a $5.0 million subordinated note (the “April Note”) to SG VTB Holdings, LLC, the Company’s largest stockholder (“SG VTB”). The April Note was issued with an interest rate of (i) 10% per annum for the first year and (ii) 20% per annum for all periods thereafter, with interest accruing and being added to the principal amount of the the note quarterly.
On May 13, 2015, the Company issued subordinated notes (the “May Notes”) with an aggregate principal amount of $3.8 million to SG VTB, and a trust affiliated with Ronald Doornink, the Chairman of the Company's board of directors (the “Board”). The May Notes were issued with an interest rate of 10% per annum until the maturity date of the May Notes (which was August 13, 2015 but could be extended up to two additional 90 day periods upon the written agreement of the Company and the noteholder), with interest accruing and being added to the principal amount of the May Notes quarterly. Following the maturity date, the interest rate would have increased to 20% per annum.

On June 17, 2015, the Company issued a subordinated note (the “June Note”) with an aggregate principal amount of $3.0 million to SG VTB. The June Note was issued at an interest rate of 10% per annum until the maturity date of the June Note (which was September 17, 2015 but could be extended up to two additional 90 day periods upon the written agreement of the Company and the noteholder), with interest accruing and being added to the principal amount of the June Note quarterly. Following the maturity date, the interest rate would have increased to 20% per annum. In addition, the Company had the option to request that SG VTB make, in SG VTB’s sole discretion, additional advances from time to time up to an aggregate principal amount of $15.0 million. Prior to the amendment (see below), following an additional advance of $6.0 million on July 8, 2015, $9.0 million was outstanding under the June Note.

Concurrently with the completion of the Term Loan Due 2019, the Company amended and restated each of its outstanding subordinated notes (the “Amended Notes”). The obligations of the Company under the Amended Notes are subordinate and junior to the prior payment of amounts due under the Credit Facility and Term Loan Due 2019. In addition, the stated maturity date of the Amended Notes was extended to September 29, 2019, subject to acceleration in certain circumstances, such as a change of control of the Company. The Amended Notes bear interest at a rate per annum equal to LIBOR plus 10.5% and shall be paid-in-kind by adding the amount to the principal amount due. As noted above, the Company also repaid $4.0 million under the subordinated notes payable to SG VTB with a portion of the proceeds received under the Term Loan Due 2019.

Further, as consideration for the concessions in the Amended Notes, the Company issued warrants to purchase 1.7 million of the Company’s common stock at an exercise price of $2.54 per share.

SG VTB is an affiliate of Stripes Group LLC (“Stripes”), a private equity firm focused on internet, software, healthcare IT and branded consumer products businesses. Kenneth A. Fox, one of our directors, is the managing general partner of Stripes and the sole manager of SG VTB and Ronald Doornink, our Chairman of the Board, is an operating partner of Stripes.

Series B redeemable preferred stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. We are required to redeem the Series B Redeemable Preferred Stock on the earlier to occur of September 28, 2030 or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $15.5 million and $14.9 million as of June 30, 2015 and December 31, 2014, respectively.
Stock Warrants
In connection with and as consideration for the concessions in the Amended Notes, the Company issued to SG VTB and a trust affiliated with Ronald Doornink warrants to purchase 1,384,884 and 306,391 shares, respectively, of the Company’s common stock at an exercise price of $2.54 per share. The warrants are exercisable for a period of five years beginning on the date of issuance, July 22, 2015. The exercise price and the number of shares of Common Stock purchasable are subject to adjustment and do not carry any voting rights or other rights as a stockholder of the Company prior to exercise. The share issuable upon exercise are also subject to the “demand” and “piggyback” registration rights set forth in the in the Company’s Stockholder Agreement, dated August 5, 2013, as amended July 10, 2014.

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

Contractual Obligations
Our principal commitments primarily consist of obligations for minimum payment commitments to leases for office space, redeemable preferred stock, the revolving credit facility, certain term loans and subordinated notes. As of July 22, 2015, following the announced completion of the Term Loan Due 2019, the future non-cancelable minimum payments under these commitments were as follows (debt includes scheduled principal payments only.):

	Payments Due by Period
	(in thousands)
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Contractual Obligations: (1)
Operating lease obligations (2)	$8,722	$1,472	$3,341	$2,835	1,074
Series B Redeemable Preferred Stock (3)	51,928	—	—	—	51,928
Long term debt (4)	14,833	14,833	—	—	—
Term loans	21,837	$3,475	$8,987	$9,375	—
Subordinated notes	14,017	—	—	$14,017	—
Total	$111,337	$19,780	$12,328	$26,227	$53,002
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
(3) In September 2010, VTBH issued shares of its Series B Redeemable Preferred Stock. If the Series B Redeemable Preferred Stock is still outstanding as of October 2030 or if the Company experiences a liquidation event as defined in VTBH's Certification of Incorporation, the Company will be required to redeem the shares for an aggregate of $51.9 million, which is comprised of the aggregate purchase price of $12.4 million plus cumulative preferred dividends of 8.0% per annum, or $39.5 million in the aggregate. See Note 13, “Commitments and Contingencies” for further information.
(4) On March 31, 2014, the Company entered into the Credit Facility that expires March 31, 2019. However, due to certain terms of the facility, the indebtedness is required to be classified as a current liability. See Note 8, “Credit Facilities and Long-Term Debt” for further information.
Item 3 - Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact a company's financial position due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates and inflation.

To date, the Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of June 30, 2015, we do not have any derivative financial instruments.

Interest Rate Risk
The Company's total variable rate debt is comprised of $14.8 million outstanding under the Credit Facility and $7.1 million presented as a Term Loan. A hypothetical 10% increase in borrowing rates at June 30, 2015 would not result in a material increase in interest expense on the existing principal balances.
Foreign Currency Exchange Risk
The Company has exchange rate exposure primarily with respect to the British Pound. As of June 30, 2015 and December 31, 2014, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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
Item  4 - Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

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
Risks Related to Liquidity
We depend upon the availability of capital under our revolving credit facility and term loan to finance our operations. Any additional financing that we may need may not be available on favorable terms or at all.
In addition to cash flow generated from sales, we finance our operations with a revolving credit facility, which we refer to as the “Credit Facility,” provided by Bank of America, N.A, (“BofA”,) as Agent, Sole Lead Arranger and Sole Bookrunner and our term loan, which we refer to as the “Term Loan Due 2019,” provided by Crystal Financial LLC (“Crystal”), as Agent, Sole Lead Arranger and Sole Bookrunner. If we are unable to comply with the restrictive and financial covenants contained in the Credit Facility or the Term Loan Due 2019 , which we refer to collectively as the “Loan Documents”, and are unable to obtain a waiver under the applicable Loan Documents, BofA or Crystal, as applicable, may declare the outstanding borrowings under the Credit Facility or Term Loan Due 2019, as applicable, immediately due and payable. Such an event would have an immediate and material adverse impact on our business, results of operations and financial condition. We would be required to obtain additional financing from other sources, and we cannot predict whether or on what terms, if any, additional financing might be available. If we are required to seek additional financing and are unable to obtain it, we may have to change our business and capital expenditure plans, which may have a materially adverse effect on our business, financial condition and results of operations. In addition, the debt under the Loan Documents could make it more difficult to obtain other debt financing in the future, which could put us at a competitive disadvantage to competitors with less debt.
The Loan Documents contain financial and other covenants that we are obligated to maintain. If we violate any of these covenants, we will be in default under the applicable Loan Documents. These covenants include restrictions that prohibit or otherwise limit our ability to pay dividends, incur additional indebtedness, acquire assets or engage in certain other types of transactions, and also require that we maintain certain financial ratios and EBITDA levels during specified periods. If a default occurs and is not timely cured or waived, BofA or Crystal, as applicable, could seek remedies against us, including termination or suspension of obligations to make loans and issue letters of credit and acceleration of amounts due under the applicable Loan Documents. No assurance can be given that we will be able to maintain compliance with these covenants in the future. The Credit Facility is asset based and can only be drawn down in an amount to which eligible collateral exists and can be negatively impacted by extended collection of accounts receivable, unexpectedly high product returns and slow moving inventory, among other factors. As of the date of this Report, we were in compliance with our covenants under the Loan Documents.

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
Under the Radiation Control for Health and Safety Act of 1968, and the associated regulations promulgated by the Food and Drug Administration (“FDA”), HyperSound products are regulated as electrical emitters of ultrasonic vibrations. Under the terms of such regulations, in August 2012 we provided an abbreviated report to the FDA describing the HyperSound product. The FDA may respond to the report and request changes or safeguards to the HyperSound product, but it has not done so to date. We also are required to notify the FDA in writing should a product be found to have a defect relating to safety of use due to the emission of electronic product radiation. We do not believe our technology poses any human health risks. However, it is possible that we, or one of our customers, could be required to modify the technology, or a product incorporating the technology, to comply with requirements that may be imposed by the FDA.  Our HyperSound product advertising is regulated by the Federal Trade Commission (the “FTC”).
HyperSound Clear™, which is intended specifically for group hearing aid use, is also regulated by the FDA as a medical device pursuant to the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. HyperSound Clear™ has received 510(k) clearance permitting over‑the‑counter (“OTC”) commercial distribution for this use. The 510(k) provision of the FDCA allows medical devices to obtain permission for commercial distribution based upon “substantial equivalence” to one or more devices already legally on the market with such clearance or certain grandfather status. Recently, FDA exempted this type of device from the 510(k) requirement. Therefore, we may modify it in the future without seeking additional 510(k) clearance, provided that we do not alter the medical purpose for which it is sold or incorporate a fundamentally different scientific technology, either of which would require a new 510(k) clearance.
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

Item 6. Exhibits

3.1	Articles of Incorporation of Turtle Beach Corporation, as amended (filed herewith).

10.1
Subordinated Promissory Note, dated May 13, 2015, by and between Turtle Beach Corporation and SG VTB Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).

10.2
Subordinated Promissory Note, dated May 13, 2015, by and between Turtle Beach Corporation and the Doornink Revocable Living Trust, originally executed December 17, 1996, as amended and restated August 6, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).

10.3
Subordinated Promissory Note, dated June 17, 2015, by and between Turtle Beach Corporation and SG VTB Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2015).

10.4
Consent to Subordinated Debt, by and among Bank of America, N.A., Turtle Beach Corporation, Voyetra Turtle Beach, Inc. and Turtle Beach Europe Limited, dated June 17, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2015).

10.5	Turtle Beach Corporation 2013 Stock-Based Incentive Compensation Plan, as amended (filed herewith).

31.1
Certification of Juergen Stark, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of John T. Hanson, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Juergen Stark, Principal Executive Officer and John Hanson, Principal Financial Officer (filed herewith).

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

TURTLE BEACH CORPORATION

Date:	August 6, 2015	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)