Form 10-Q
period 2015-09-30
Turtle Beach Corp
filed 2015-11-09
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or

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

The number of shares of the registrant's Common Stock, par value $0.001 per share, outstanding on October 31, 2015 was 42,518,116.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Turtle Beach Corporation
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$3,074	$7,908
Accounts receivable, net	30,254	61,059
Inventories	49,736	38,400
Deferred income taxes	5,053	4,930
Prepaid income taxes	1,210	1,482
Prepaid expenses and other current assets	4,466	3,818
Total Current Assets	93,793	117,597
Property and equipment, net	5,366	6,722
Goodwill	80,974	80,974
Intangible assets, net	39,297	39,726
Deferred income taxes	—	1,128
Other assets	2,141	821
Total Assets	$221,571	$246,968
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Revolving credit facilities	$20,617	$36,863
Term loan	21,410	1,923
Accounts payable	32,884	35,546
Other current liabilities	9,313	14,525
Total Current Liabilities	84,224	88,857
Term loan, long-term portion	—	5,769
Series B redeemable preferred stock	15,826	14,916
Deferred income taxes	5,053	648
Subordinated notes - related party	13,323	—
Other liabilities	2,165	5,592
Total Liabilities	120,591	115,782
Commitments and Contingencies
Stockholders' Equity
Common stock, $0.001 par value - 100,000,000 and 50,000,000 shares authorized; 42,437,116 and 42,027,991 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	42	42
Additional paid-in capital	134,350	128,084
Retained earnings (accumulated deficit)	(33,082)	3,289
Accumulated other comprehensive loss	(330)	(229)
Total Stockholders' Equity	100,980	131,186
Total Liabilities and Stockholders' Equity	$221,571	$246,968

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands, except per-share data)
Net Revenue	$35,887	$33,325	$78,188	$93,909
Cost of Revenue	26,323	25,576	62,106	69,053
Gross Profit	9,564	7,749	16,082	24,856
Operating expenses:
Selling and marketing	7,142	7,962	21,849	22,660
Research and development	2,963	2,797	8,641	6,866
General and administrative	5,393	4,311	16,124	12,582
Business transaction costs	—	—	—	3,744
Restructuring charges	(173)	—	336	—
Total operating expenses	15,325	15,070	46,950	45,852
Operating loss	(5,761)	(7,321)	(30,868)	(20,996)
Interest expense	1,540	866	3,158	6,161
Other non-operating expense, net	347	334	629	239
Loss before income tax expense (benefit)	(7,648)	(8,521)	(34,655)	(27,396)
Income tax expense (benefit)	8,232	(2,883)	1,716	(9,550)
Net loss	$(15,880)	$(5,638)	$(36,371)	$(17,846)

Net loss per share:
Basic	$(0.38)	$(0.13)	$(0.86)	$(0.46)
Diluted	$(0.38)	$(0.13)	$(0.86)	$(0.46)
Weighted average number of shares:
Basic	42,325	41,962	42,185	38,869
Diluted	42,325	41,962	42,185	38,869

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Net loss	$(15,880)	$(5,638)	$(36,371)	$(17,846)

Other comprehensive income:
Foreign currency translation adjustment	(131)	(574)	(101)	62
Other comprehensive income	(131)	(574)	(101)	62
Comprehensive loss	$(16,011)	$(6,212)	$(36,472)	$(17,784)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,371)	$(17,846)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,544	4,339
Amortization of intangible assets	685	808
Amortization of debt financing costs	195	2,587
Stock-based compensation	4,648	3,916
Accrued interest on Series B redeemable preferred stock	910	908
Paid in kind interest	509	953
Deferred income taxes	5,410	(10,282)
Reversal of sales returns reserve	(1,652)	(3,534)
Provision of (Reversal of) doubtful accounts	1	(8)
Provision for obsolete inventory	683	179
Loss on disposal of property and equipment	43	9
Changes in operating assets and liabilities:
Accounts receivable	32,456	25,419
Inventories	(12,019)	3,559
Accounts payable	(1,661)	(16,027)
Due to shareholders	—	(3,125)
Prepaid expenses and other assets	(710)	(2,418)
Income taxes payable	(3,067)	1,784
Other liabilities	(5,550)	(3,318)
Net cash used for operating activities	(10,946)	(12,097)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,232)	(1,947)
Cash acquired in business combination	—	4,093
Net cash provided by (used for) investing activities	(4,232)	2,146
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	139,509	93,057
Repayment of revolving credit facilities	(155,755)	(104,130)
Repayment of capital leases	(30)	(25)
Proceeds from term loan	15,000	—
Repayment of term loan	(1,282)	(14,500)
Repayment of subordinated notes - related party	—	(10,789)
Proceeds from sale of common stock, net of issuance costs	—	37,230
Proceeds from exercise of stock options	582	1,552
Debt financing costs	(1,455)	(1,509)
Proceeds from issuance of subordinated notes - related party	13,800	7,000
Net cash provided by financing activities	10,369	7,886
Effect of exchange rate changes on cash and cash equivalents	(25)	(28)
Net decrease in cash and cash equivalents	(4,834)	(2,093)
Cash and cash equivalents - beginning of period	7,908	6,509
Cash and cash equivalents - end of period	$3,074	$4,416

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$980	$1,782
Cash paid for income taxes	$—	$190
Value of shares issued to acquire HyperSound business	$—	$113,782
See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands)
Balance at December 31, 2014	42,028	$42	$128,084	$3,289	$(229)	$131,186
Net loss	—	—	—	(36,371)	—	(36,371)
Other comprehensive income	—	—	—	—	(101)	(101)
Issuance of warrants	—	—	1,016	—	—	1,016
Stock options exercised	409	—	602	—	—	602
Stock-based compensation	—	—	4,648	—	—	4,648
Balance at September 30, 2015	42,437	$42	$134,350	$(33,082)	$(330)	$100,980

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

The financial statements included in this quarterly report have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company is subject to minimum EBITDA covenants under the Term Loan Due 2019 and in an event of default, the lenders could declare all outstanding obligations immediately due and payable.  The Company determined that it would not meet the existing minimum EBITDA covenants under the Term Loan Due 2019 for September 30, 2015. Based on this determination, the Company began discussions in September 2015 with its lenders and secured an amendment dated November 2, 2015 to the Term Loan Due 2019 and the Credit Facility to suspend testing of the existing EBITDA covenants and to add certain amended covenants for the period from September 2015 through November 2015. As future compliance with the minimum EBITDA covenants subsequent to November 30, 2015 is not expected, the Company is currently in discussions with its lenders to further amend the existing agreements to reset covenant measures to correspond to current forecasts. Until such time that we are able to revise our covenants to a level that we believe is achievable, all outstanding term debt will be reclassified as a current liability. There can be no assurance that we will be able to secure a resolution and, accordingly, our liquidity and ability to operate could be adversely affected.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Management’s plans include an amendment to our existing debt agreements to revise covenants, obtain additional funds from capital markets and incremental revenue through the HyperSound business. These financial statements do not include any adjustments that might result from the adverse outcome relating to these uncertainties.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 further clarified that debt issuance costs related to line-of-credit arrangements may continue to be presented as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendment is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial condition or results of operations.

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

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments related to business acquisitions.  The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  In addition, ASU 2015-16 requires that companies present separately on the face of the income statement, or disclose in the notes, the portion of the adjustment recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. The new standard is effective for periods beginning after December 15, 2015 and should be applied prospectively to measurement period adjustments that occur after the effective date.  Early adoption is permitted.  Upon adoption, we will apply the new standard to measurement period adjustments related to business acquisitions.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

Note 3. Business Combination

On January 15, 2014, VTBH completed the Merger with and into a wholly-owned subsidiary of Turtle Beach (f/k/a Parametric) in an all-stock, tax-free reorganization. VTBH entered into the Merger to acquire and commercialize Parametric’s technology and gain access to capital market opportunities as a public company.

Business Transaction Costs

Business transaction costs as a result of the Merger of $3.7 million were recognized for the nine months ended September 30, 2014. The components of business transaction costs are presented below.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and debt instruments. Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The credit facility, term loans and subordinated notes are stated at the carrying value as the stated interest rate approximates market rates currently available to the Company, which are considered Level 2 inputs. As of September 30, 2015 and December 31, 2014, there were no outstanding financial assets and liabilities recorded at fair value on a recurring basis and the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5. Allowance for Sales Returns
The following tables provide the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of period	$1,975	$2,429	$4,155	$6,266
Reserve accrual	2,951	2,686	9,373	7,526
Recoveries and deductions, net	(2,423)	(2,383)	(11,025)	(11,060)
Balance, end of period	$2,503	$2,732	$2,503	$2,732
Note 6. Composition of Certain Financial Statement Items
Inventories
Inventories consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$2,849	$2,065
Finished goods	46,887	36,335
Total inventories	$49,736	$38,400
Property and Equipment, net
Property and equipment, net, consists of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Machinery and equipment	$1,067	$599
Software and software development	912	847
Furniture and fixtures	268	226
Tooling	3,210	2,417
Leasehold improvements	295	104
Demonstration units and convention booths	15,222	13,702
Total property and equipment, gross	20,974	17,895
Less: accumulated depreciation and amortization	(15,608)	(11,173)
Total property and equipment, net	$5,366	$6,722

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

We assess the impairment of long‑lived assets, intangibles assets and goodwill whenever events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Goodwill and indefinite-lived intangible assets are assessed at least annually, but also whenever events or changes in circumstances indicate the carrying

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

values may not be recoverable. Factors that could trigger an impairment review include: (a) significant underperformance relative to historical or projected future operating results; (b) significant changes in the manner of use of the acquired assets or the strategy for our overall business; (c) significant negative industry or economic trends; (d) significant decline in our stock price for a sustained period; and (e) a decline in our market capitalization below net book value. No impairment indicators were noted in the third quarter of 2015 which would trigger the need for testing for both definite and indefinite lived assets.

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

Acquired Intangible Assets
Acquired identifiable intangible assets, and related accumulated amortization, as of September 30, 2015 and December 31, 2014 consist of:

	September 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$3,025	$2,771
Non-compete agreements	177	177	—
In-process Research and Development	27,100	—	27,100
Developed technology	8,880	159	8,721
Trade names	170	58	112
Patent and trademarks	703	—	703
Foreign Currency	$(335)	$(225)	$(110)
Total Intangible Assets	$42,491	$3,194	$39,297

	December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$2,458	$3,338
Non-compete agreements	177	177	—
In-process Research and Development	27,100	—	27,100
Developed technology	8,880	104	8,776
Trade names	170	33	137
Patent and trademarks	439	—	439
Foreign Currency	$(205)	$(141)	$(64)
Total Intangible Assets	$42,357	$2,631	$39,726
In October 2012, VTB acquired Lygo International Limited, subsequently renamed TB Europe Ltd. The acquired intangible assets relating to customer relationships and non-compete agreements are being amortized over an estimated useful life of thirteen years and two years, respectively, with the amortization being included within sales and marketing expense.

In January 2014, the Merger between VTBH and Turtle Beach (f/k/a Parametric) was completed. The acquired intangible assets relating to developed technology, customer relationships and trade name are subject to amortization. Developed technology is being amortized over an estimated economic useful life of approximately seven years with the amortization being included within cost of revenue. Customer relationships and trade name are being amortized over an estimated useful life of two years and five years, respectively, with the amortization being included within sales and marketing expense. In-process Research and Development (“IPR&D”) is considered an indefinite-lived intangible asset until the completion or abandonment of the

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

associated research and development efforts. Accordingly, during the development period, the IPR&D is not amortized but rather subject to impairment review. As of September 30, 2015, no impairment indicators were noted.

Amortization expense related to definite lived intangible assets of $0.2 million and $0.7 million was recognized in the three and nine months ended September 30, 2015, respectively, and $0.2 million and $0.8 million for the three and nine months ended September 30, 2014, respectively.

As of September 30, 2015, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2015	$1,980
2016	2,048
2017	1,882
2018	1,802
2019	1,709
Thereafter	2,183
Total	$11,604
Goodwill
Changes in the carrying values of goodwill for the nine months ended September 30, 2015 are as follows:

(in thousands)
Balance as of January 1, 2015	$80,974
—
Balance as of September 30, 2015	$80,974

Note 8. Credit Facilities and Long-Term Debt

	September 30, 2015	December 31, 2014
	(in thousands)
Revolving credit facility, maturing March 2019	$20,617	$36,863
Term Loan Due 2018	6,410	7,692
Term Loan Due 2019	15,000	—
Subordinated notes	13,323	—
Total outstanding debt	55,350	44,555
Less: current portion of revolving line of credit	(20,617)	(36,863)
Less: current portion of term loans	(21,410)	(1,923)
Total noncurrent portion of long-term debt	$13,323	$5,769
Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $1.1 million and $2.0 million for the three and nine months ended September 30, 2015, respectively, and $0.9 million and $5.3 million for the three and nine months ended September 30, 2014, respectively.
Amortization of deferred financing costs was $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively, and $0.1 million and $2.6 million for the three and nine months ended September 30, 2014, respectively. The amount for the nine months ended September 30, 2014 includes the write-off of $2.2 million in deferred financing costs associated with the repayment of the Company's former loan and security agreement. In connection with the Term Loan Due 2019 and Amended Notes, the Company incurred $2.4 million of financing costs, including $1.0 million related to the fair value of the warrants issued recorded as debt discount, which has been deferred and will be recognized over the term of the respective agreements.
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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of September 30, 2015, interest rates for outstanding borrowings were 4.75% for base rate loans and approximately 2.71% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

certain covenants, including to permit the Company to enter into the term loan. In addition, the Fifth Amendment permits certain equity holders of the Company to contribute funds to the Company to cure financial covenant defaults.

On November 2, 2015, the Company entered into a sixth amendment to the Credit Facility that modified certain provisions to provide (i) that the the Company will make certain periodic reports with respect to certain financial metrics, (ii) that the existing financial covenants are suspended and replaced by amended EBITDA levels during the months ended September 30, 2015 through the month ending November 30, 2015, and (iii) that the loan availability is decreased by an additional block.

As of September 30, 2015, the Company was in compliance with all the amended financial covenants, and excess borrowing availability was approximately $13.3 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.
Term Loans
Term Loan Due 2018

On December 29, 2014, the Company amended the Credit Facility (the “December Amendment”) to permit the repayment of $7.7 million of then existing subordinated debt and accrued interest with the proceeds of an additional loan (the “Term Loan Due 2018”). The Term Loan Due 2018 resulted in modified financial covenants while it is outstanding, will bear interest at a rate of LIBOR for the applicable interest period plus 5% and will be repaid in equal monthly installments beginning on April 1, 2015 and ending on April 1, 2018. Amounts so repaid are recognized by lowering the balance of the term loan tranche and increasing the lower interest rate base revolver amount, with no net impact on borrowing availability.

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

The Term Loan Due 2019 is secured by a security interest in substantially all of the Company and each of its subsidiaries' working capital assets and is subject to the first-priority lien of Bank of America , N.A., as agent, under the Credit Facility, other than with respect to equipment, fixtures, real property interests, intellectual property, intercompany property, intercompany indebtedness, equity interest in their subsidiaries, and certain other assets specified in an inter-creditor agreement between Bank of America and Crystal.

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The net proceeds received from the Term Loan Due 2019 were used to repay a portion of the outstanding subordinated notes and for general corporate purposes.

On November 2, 2015, the Company entered into an amendment (the “Term Loan Amendment”) to the Term Loan Due 2019 to, among other things, provide (i) that upon receipt all the proceeds from the future issuance of subordinated notes will immediately be used to prepay outstanding principal in an amount equal to $2.5 million, (ii) that the the Company will make certain periodic reports with respect to certain financial metrics, (iii) that the existing financial covenants are suspended and replaced by amended EBITDA levels during the months ended September 30, 2015 through the month ending November 30, 2015.

Subordinated Notes - Related Party
On April 23, 2015, the Company issued a $5.0 million subordinated note (the “April Note”) to SG VTB Holdings, LLC, the Company’s largest stockholder (“SG VTB”). The April Note was issued with an interest rate of (i) 10% per annum for the first year and (ii) 20% per annum for all periods thereafter, with interest accruing and being added to the principal amount of the note quarterly.
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

Note 9. Income Taxes

In order to determine the quarterly provision for income taxes, we use an estimated annual effective tax rate (“ETR”), which is based on expected annual income and statutory tax rates in the various jurisdictions. However, to the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year, we determine the quarterly provision for income taxes based on actual year-to-date income (loss). Certain significant or unusual items are separately recognized as discrete items in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

At September 30, 2015, as a majority of our annual headset business revenues are generated during the holiday season of September to December, the Company reassessed its valuation allowance requirements taking into consideration the latest forecasted net taxable loss for the current year. As a result of cumulative losses in recent years primarily due to incremental costs associated with the console transition, acquisition costs and initial investments in the HyperSound business, the Company concluded that a full valuation allowance is required on its net deferred tax assets.

The following table presents our income tax expense (benefit) and effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Income tax expense (benefit)	$8,232	$(2,883)	$1,716	$(9,550)
Effective income tax rate	(107.6)%	33.8%	(5.0)%	34.9%

Income tax expense for the three and nine months ended September 30, 2015 was $8.2 million at an effective tax rate of (107.6)% and $1.7 million at an effective tax rate of (5.0)%, respectively. The effective tax rate was primarily impacted by two discrete items, the release of certain reserves related to uncertain tax positions due to the closure of an IRS examination, a $0.9 million benefit, that occurred during the three months ended September 30, 2015 and the establishment of a valuation allowance of $10.5 million on all of its deferred tax assets in the United States and the United Kingdom, a $2.4 million expense.

Absent the discrete items, the effective tax rate for the nine months ended September 30, 2015 was (0.3)%, which is less than the statutory rate primarily due to the Company’s full valuation allowance against its deferred tax assets.

Income tax benefit for the three and nine months ended September 30, 2014 was $2.9 million at an effective tax rate of 33.8% and $9.6 million at an effective tax rate of 34.9%, respectively. The effective tax rate for the three and nine months was impacted by differences in book and tax treatment of transaction costs, interest on the Series B Redeemable Preferred Stock and other non-deductible expenses.

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

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statement of operations. As of September 30, 2015, the Company had uncertain tax positions of $2.2 million, inclusive of $0.7 million of interest compared to $5.6 million as of December 31, 2014, a decrease of $3.4 million as the reduced its uncertain tax positions as a result of the close of the IRS audit.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2012 through 2014, and the state tax years open under the statute of limitations are 2011 through 2014.

Note 10. Stock-Based Compensation
Total estimated stock-based compensation expense for employees and non-employees, related to all of the the Company's stock-based awards, was comprised as follows:

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenue	$185	$151	$727	$219
Selling and marketing	46	279	265	607
Research and development	155	241	625	656
General and administrative	867	848	3,031	2,434
Total stock-based compensation	$1,253	$1,519	$4,648	$3,916

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

The exchange was treated as a modification of the terms or conditions of the existing option awards. Accordingly, the Company will recognize incremental compensation costs of $0.8 million ratably over the vesting period of the Replacement Options, of which $0.5 million was recognized for the nine months ended September 30, 2015 and, the remainder is expected to be recognized over a remaining weighted average vesting period of 2.0 years.

In addition to reducing our equity award overhang by 1.8 million options, the exchange returned approximately 1.1 million shares to the 2013 Plan reserve related to the 2012 Plan or the 2013 Plan shares terminated in connection with the exchange. The following table presents the stock activity and the total number of shares available for grant as of September 30, 2015:

(in thousands)
Balance at December 31, 2014	443
Plan Amendment	3,200
Option Exchange shares returned	1,111
Options granted	(2,157)
Restricted Stock granted	(66)
Forfeited/Expired shares added back	539
Balance at September 30, 2015	3,070

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2014	6,588,097	5.08	6.96	1,327,366
Option Exchange	(1,758,261)	10.31
Granted	2,156,552	2.01
Exercised	(409,125)	1.47
Forfeited	(683,302)	8.07
Outstanding at September 30, 2015	5,893,961	2.30	7.38	2,592,519
Vested and expected to vest at September 30, 2015	5,662,721	2.29	7.31	2,503,011
Exercisable at September 30, 2015	2,540,005	2.35	5.37	1,187,336
Stock options are time-based and the majority are exercisable within 10 years of the date of grant, but only to the extent they have vested. The options generally vest as specified in the option agreements subject, in some instances, to acceleration in certain circumstances. In the event participants in the 2013 Plan cease to be employed or engaged by the Company, then all of the options would be forfeited if they are not exercised within 90 days. Forfeitures on option grants are estimated at 10% for non-executives and 0% for executives based on evaluation of historical and expected future turnover. Stock-based compensation expense was recorded net of estimated forfeitures, such that expense was recorded only for those stock-based awards expected to vest. The Company reviews this assumption periodically and will adjust it if it is not representative of future forfeiture data and trends within employee types (executive vs. non-executive).
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $0.3 million for the nine months ended September 30, 2015.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are assumptions for the nine months ended September 30, 2015.

Expected term (in years)	6.1
Risk-free interest rate	1.5% - 1.9%
Expected volatility	40.9% - 47.1%
Dividend rate	0%
Each of these inputs is subjective and generally requires significant judgment to determine.
The weighted average grant date fair value of options granted during the nine months ended September 30, 2015 was $0.88. The total estimated fair value of employee options vested during the nine months ended September 30, 2015 was $2.4 million. As of September 30, 2015, total unrecognized compensation cost related to non-vested stock options granted to employees was $8.7 million, which is expected to be recognized over a remaining weighted average vesting period of 3.2 years.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2014	6,396	$15.63
Granted	65,502	2.29
Nonvested restricted stock at September 30, 2015	71,898	3.48
As of September 30, 2015, total unrecognized compensation cost related to the nonvested restricted stock awards granted was $0.1 million, which is expected to be recognized over a remaining weighted average vesting period of 0.7 years.

Stock Warrants
In connection with and as consideration for the concessions in the Amended Notes, the Company issued to SG VTB and a trust affiliated with Ronald Doornink warrants to purchase 1.7 million shares of the Company’s common stock at an exercise price of $2.54 per share. The warrants are exercisable for a period of five years beginning on the date of issuance, July 22, 2015. The exercise price and the number of shares of Common Stock purchasable are subject to adjustment and do not carry any voting rights or other rights as a stockholder of the Company prior to exercise. The shares issuable upon exercise are also subject to the “demand” and “piggyback” registration rights set forth in the in the Company’s Stockholder Agreement, dated August 5, 2013, as amended July 10, 2014. The warrants meet the requirements for classification within equity as warrants entitle the holder to purchase a stated amount of shares of common stock at a fixed exercise price that are not puttable (either the warrant or the shares) to the Company or redeemable for cash.

Series B Redeemable Preferred Stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. The Series B Redeemable Preferred Stock is required to be redeemed on the earlier of September 28, 2030, or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $15.8 million and $14.9 million as of September 30, 2015 and December 31, 2014, respectively.
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

As of September 30, 2015 and December 31, 2014, 714,347 and 807,578 phantom units at a weighted-average exercise price of $0.93 and $0.88, respectively, have been granted and are outstanding. Because these phantom units are not exercisable or convertible into common shares, said amounts and exercise prices were not subject to the exchange ratio provided by the Merger agreement. As of September 30, 2015, compensation expense related to the Appreciation Plan units remained unrecognized because as of those dates a change in control, as defined in the plan, had not occurred and is not probable to occur. In July 2015, the Appreciation Plan was terminated as to new grants, but vested and unvested phantom units will continue.

Note 11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per-share data)
Net Loss	$(15,880)	$(5,638)	$(36,371)	$(17,846)

Weighted average common shares outstanding — Basic	42,325	41,962	42,185	38,869
Plus incremental shares from assumed conversions:
Dilutive effect of stock options	—	—	—	—
Weighted average common shares outstanding — Diluted	42,325	41,962	42,185	38,869
Net loss per share:
Basic	$(0.38)	$(0.13)	$(0.86)	$(0.46)
Diluted	$(0.38)	$(0.13)	$(0.86)	$(0.46)

Incremental shares from stock options, restricted stock awards and warrants are computed using the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock, reduced by the repurchase of shares with the proceeds from the assumed exercises, unrecognized compensation expense for outstanding awards and the estimated tax benefit of the assumed exercises.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Stock options	6,091	6,118	6,383	6,066
Warrants	1,318	31	465	38
Unvested restricted stock awards	72	6	48	6
Total	7,481	6,155	6,896	6,110

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

The following tables show our net revenues, operating income and total assets by our reporting segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Revenues	(in thousands)
Headset	$35,700	$33,198	$77,823	$93,677
HyperSound	187	127	365	232
Total	$35,887	$33,325	$78,188	$93,909

Operating Income (Loss)
Headset	$(1,943)	$(4,441)	$(20,431)	$(11,193)
HyperSound	(3,818)	(2,880)	(10,437)	(9,803)
Total	$(5,761)	$(7,321)	$(30,868)	$(20,996)
Interest Expense	$1,540	$866	$3,158	$6,161
Other non-operating expense, net	$347	$334	$629	$239
Loss before income tax expense (benefit)	$(7,648)	$(8,521)	$(34,655)	$(27,396)

	September 30, 2015	December 31, 2014
Total Assets	(in thousands)
Headset	$58,035	$82,798
HyperSound	163,536	164,170
Total	$221,571	$246,968

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
United States	$23,136	$19,377	$52,940	$59,258
United Kingdom	3,322	4,867	7,855	14,788
Europe	2,756	5,656	6,026	12,341
International	6,673	3,425	11,367	7,522
Total net revenues	$35,887	$33,325	$78,188	$93,909

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

Shareholders Class Action: On August 5, 2013, VTBH and the Company (f/k/a Parametric) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company. Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a Merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company's Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada cases denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. That denial is currently under review by the Nevada Supreme Court , which held a hearing on the Company’s petition for review on September 1, 2015.  After the hearing, the Nevada Supreme Court requested supplemental briefing, which the parties completed on October 13, 2015.  The Nevada Supreme Court also invited the Business Law Section of the Nevada State Bar to submit an amicus brief by December 3, 2015. The Company believes that the plaintiffs’ claims against it are without merit and intends to vigorously defend itself in the litigation.

Dr. John Bonanno Complaint: On February 18, 2015, Dr. John Bonanno, a minority shareholder of VTBH, filed a complaint in Delaware Chancery Court alleging breach of contract against VTBH. According to the complaint, the Merger purportedly triggered a contractual obligation for VTBH to redeem Dr. Bonanno's stock. Dr. Bonanno requests a declaratory judgment stating that he is entitled to damages including a redemption of his stock for the redemption value of $15.1 million (equal to the original issue price of his stock plus accrued dividends) as well as other costs and expenses. VTBH maintains that the Merger did not trigger any obligation to redeem Mr. Bonanno's stock and VTBH intends to vigorously defend itself in the litigation.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at September 30, 2015 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

condition or cash flows. The Company is engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

Warranties

We warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in accrued liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Warranty, beginning of period	$443	$260	$493	$139
Warranty costs accrued	125	—	338	354
Settlements of warranty claims	(112)	(192)	(375)	(425)
Warranty, end of period	$456	$68	$456	$68
XO4 Stealth Product Recall: In August 2015, the Company received a limited number of reports from consumers and retailers that certain EAR FORCE® XO FOUR Stealth headsets appeared to have a white substance or spots on the ear pads. Upon receiving the reports, the Company promptly stopped shipping any units of the XO FOUR Stealth headsets and notified our retail customers to stop sales pending the results of the Company’s investigation. An outside laboratory engaged by the Company identified the substance as mold. In cooperation with the U.S. Consumer Product Safety Commission, the Company is voluntarily recalling certain units of the headsets. As of September 30, 2015 and the date of this report, the Company has not received notice of any law suits against the Company in connection with the recall and is in the process of working with the contract manufacturer to provide replacement units and collect reimbursement for certain related costs.

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

•
HyperSound technology is an innovative patent-protected sound technology that delivers immersive, directional audio offering unique potential benefits in a variety of commercial settings and consumer devices. The upcoming launch of HyperSound Clear™ will transition the business to the hearing healthcare market, where we believe a large percentage of people with hearing loss will be able to use the product to improve their listening experiences from sources such as TV, CD/DVD players and stereo systems.

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

PlayStation®4
In January 2014, we announced an agreement with Sony Computer Entertainment Inc. to make officially licensed headsets for the PlayStation®4. During 2014, we added three wireless headsets -- the ELITE 800, Stealth 500P and Stealth 400 -- and the P12 and Recon 60P, new entry-level headsets for the PlayStation®4 which expanded our core portfolio of headsets for the PlayStation®4.

Additionally, in October 2015, we launched the Ear Force PX24, a true multiplatform headset that works with PlayStation®4, Xbox One, PC, Mac and mobile/tablet devices.

PC Gaming Accessories
Our new line of PC gaming accessories, being produced by Nordic Game Supply pursuant to an exclusive licensing agreement, offers six models, including the Impact 700 and Impact 500 mechanical keyboards, the Grip 500 programmable laser mouse, the Grip 300 optical mouse, and the Drift and Traction gaming mousepads. In September 2015, we launched the Stealth 450 wireless and Ear Force Recon 50 PC gaming headsets.

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

Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, it should not be considered in isolation or as a substitute for net income (loss) or other consolidated income statement data. Some of these limitations include, but are not limited to (i) it does not reflect changes in, or cash requirements for, our working capital needs; (ii) it does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and (iii) it does not reflect income taxes or the cash requirements for any tax payments; and Adjusted EBITDA (and a reconciliation to Net loss, the nearest GAAP financial measure) for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(15,880)	$(5,638)	$(36,371)	$(17,846)
Interest expense	1,540	866	3,158	6,161
Depreciation and amortization	1,700	1,602	5,229	5,147
Stock-based compensation	1,253	1,519	4,648	3,916
Income tax expense (benefit)	8,232	(2,883)	1,716	(9,550)
Restructuring charges	(173)	—	336	—
Business transaction costs	—	—	—	3,744
Adjusted EBITDA	$(3,328)	$(4,534)	$(21,284)	$(8,428)
Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

For the three months ended September 30, 2015, Adjusted EBITDA on a consolidated basis was $(3.3) million, including investments of $3.6 million in the HyperSound business compared to $(4.5) million, including investments of $2.5 million in the HyperSound business during the three months ended September 30, 2014. Headset adjusted EBITDA totaled approximately $0.3 million in the three months ended September 30, 2015 compared to $(2.0) million in the prior year period.

Adjusted EBITDA increased for the three months ended September 30, 2015 as compared to the prior year period on product mix driven margin improvement and higher domestic retail and distributor revenues as our expanded next generation headset portfolio outpaced an overall decline in sales of previous generation headsets. These costs were partially offset by an increase in the HyperSound investment primarily related to additional sales force and higher research and development expense to support the anticipated launch of the HyperSound Clear™ product.
Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

For the nine months ended September 30, 2015, Adjusted EBITDA on a consolidated basis was $(21.3) million, including investments of $9.7 million in the HyperSound business compared to $(8.4) million, including investments of $6.7 million in the HyperSound business during the nine months ended September 30, 2014. Headset adjusted EBITDA totaled approximately $(11.6) million in the nine months ended September 30, 2015 compared to $(1.7) million in the prior year period.

Adjusted EBITDA decreased for the nine months ended September 30, 2015 as compared to the prior year period which included the initial sell-in of the Company's and the industry’s first ever Xbox One compatible headsets resulting from a delay in gaming headset audio for the Xbox One console. In addition to the lower sales volume, the current period was negatively impacted by promotion credits to continue to clear channel inventory and higher third party licensing and royalty costs which included $1.3 million of reserves for products associated with certain discontinued legacy license agreements as well as an incremental $3.0 million investment in the HyperSound investment primarily related to additional sales force and higher research and development expense to support the anticipated launch of the HyperSound Clear™ product.

Results of Operations
The following table sets forth the Company’s statement of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Net Revenue	$35,887	$33,325	$78,188	$93,909
Cost of Revenue	26,323	25,576	62,106	69,053
Gross Profit	9,564	7,749	16,082	24,856
Operating expenses	15,325	15,070	46,950	45,852
Operating loss	(5,761)	(7,321)	(30,868)	(20,996)
Interest expense	1,540	866	3,158	6,161
Other non-operating expense, net	347	334	629	239
Loss before income tax expense (benefit)	(7,648)	(8,521)	(34,655)	(27,396)
Income tax expense (benefit)	8,232	(2,883)	1,716	(9,550)
Net loss	$(15,880)	$(5,638)	$(36,371)	$(17,846)
The following table summarizes net revenue by segment for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Headset	$35,700	$33,198	$77,823	$93,677
HyperSound	187	127	365	232
Total Net Revenue	35,887	33,325	78,188	93,909

Net Revenue
Headset

Net revenues for the three months ended September 30, 2015 increased $2.5 million, or 7.5%, as compared to three months ended September 30, 2014, on higher domestic retail and distributor revenues as our expanded next generation headset portfolio, lead by a 15.3% increase in Xbox One compatible headset revenues, outpaced an overall decline in sales of previous generation headsets. This was partially offset by lower international distributor sales and the negative impact of foreign currency.

Despite strong consumer response to our next generation Xbox One and PlayStation®4 compatible headsets, expansion into Asia and the initial sales of a new line of PC accessories, net revenues for the nine months ended September 30, 2015 decreased 16.9% over the comparable 2014 period to $77.8 million. The decrease reflects the continued decline in demand for previous generation products and the benefit of the initial sell-in for the new Xbox One compatible headsets, which launched during the first quarter of 2014 as a result of a delay in gaming headset audio, in the comparable prior year period.

HyperSound

Net revenues for the three and nine months ended September 30, 2015 were $0.2 million and $0.4 million, respectively, from sales of the previous generation commercial product as we continue to focus on larger volume applications for the digital signage, kiosk and related applications. Additionally, with strong initial pre-orders, the product will begin initial order fulfillments to our multiple distribution partners that are among the leading hearing healthcare groups and collectively represent the vast majority of all audiologist offices in the United States.

Cost of Revenue and Gross Profit
Gross profit as a percentage of net revenues for the three months ended September 30, 2015 was 26.7% versus 23.3% in the comparable 2014 period primarily due to a product mix shift to higher margin next generation headsets with the release of certain new models for the holiday season sell-in and continued channel mix shift to higher margin domestic revenues. These benefits were partially offset by higher royalty costs and the negative impact of promotional credits in order to continue clearing previous generation inventory.
Gross profit as a percentage of net revenues for the nine months ended September 30, 2015 was 20.6% versus 26.5% in the comparable 2014 period. We experienced a year-over-year decrease in gross margin rate performance primarily due to higher promotion credits to clear previous generation and licensed headsets, incremental costs associated with our refurbishment model and contract manufacture transitions and, higher third party licensing and royalty costs which included $1.3 million of reserves for products associated with certain discontinued legacy license agreements.
Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Selling and marketing	$7,142	$7,962	$21,849	$22,660
Research and development	2,963	2,797	8,641	6,866
General and administrative	5,393	4,311	16,124	12,582
Business transaction costs	—	—	—	3,744
Restructuring charges	(173)	—	336	—
Total operating expenses	$15,325	$15,070	$46,950	$45,852
Selling and Marketing
Selling and marketing expenses for the three months ended September 30, 2015 totaled $7.1 million, or 19.9% as a percentage of net revenues, compared to $8.0 million, or 23.9% as a percentage of net revenues, for the three months ended September 30, 2014. The 10.3% decrease was primarily due to lower direct media spend and licensing costs, partially offset by additional sales force related to the HyperSound Clear™ product launch.
Selling and marketing expenses for the nine months ended September 30, 2015 of $21.8 million, or 27.9% as a percentage of net revenues, and as a result of lower trade show and direct media activity in connection with a strategic shift to an increased social media presence and more targeted promotional activity at retail with refreshed interactive displays, remained consistent versus the comparable prior-year period, despite the impact of $0.6 million of leadership team severance and related costs, and additional sales force and incremental marketing activity related to the HyperSound Clear™ product launch.

Research and Development
The increase in research and development expenses for the three and nine months ended September 30, 2015 versus the respective comparable prior year periods was primarily due to increased staffing levels to support the development of the HyperSound Clear™ product as well as new advanced audio and wireless development initiatives to expand our Xbox One compatible headset portfolio and launch of our true multiplatform headset - the EarForce PX24.

General and Administrative
The increase in general and administrative expenses for the three and nine months ended September 30, 2015 versus the respective comparable prior year periods was primarily due to additional headcount, incremental stock compensation expense, legal fees associated with recent public filings in connection with our stock option exchange and financing activity, and initial clinical costs related to the HyperSound Clear™ product.
Business Transaction
Business transaction expenses for the nine months ended September 30, 2014 related to investment banker success fees of $2.2 million as well as associated legal and accounting fees in connection with the acquisition of the HyperSound business.
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

Interest Expense
Interest expense decreased by $3.0 million for the nine months ended September 30, 2015 as compared to September 30, 2014, primarily due to the prior year impact of a $2.2 million write-off of unamortized debt issuance costs related to the refinancing of our then existing credit facility on March 31, 2014 and a $0.4 million benefit from lower average overall borrowings on our credit facility.
For the three months ended September 30, 2015, interest expense increased by $0.7 million as compared to September 30, 2014 due to additional expense related to the Term Loan Due 2019 and the Subordinated Notes.
Income Taxes
At September 30, 2015, as a majority of our annual headset business revenues are generated during the holiday season of September to December, the Company reassessed its valuation allowance requirements taking into consideration the latest forecasted net taxable loss for the current year. As a result of cumulative losses in recent years primarily due to incremental costs associated with the console transition, acquisition costs and initial investments in the HyperSound business, the Company concluded that a full valuation allowance is required.

Income tax expense for the three and nine months ended September 30, 2015 was $8.2 million at an effective tax rate of (107.6)% and $1.7 million at an effective tax rate of (5.0)%, respectively. The effective tax rate was primarily impacted by two discrete items, the release of certain reserves related to uncertain tax positions due to the closure of an IRS examination, a $0.9 million benefit, that occurred during the three months ended September 30, 2015 and the establishment of a valuation allowance of $10.5 million on all of its deferred tax assets in the United States and the United Kingdom, a $2.4 million expense.

Absent the discrete items, the effective tax rate for the nine months ended September 30, 2015 was (0.3)%, which is less than the statutory rate primarily due to the Company’s full valuation allowance against its deferred tax assets.

Income tax benefit for the three and nine months ended September 30, 2014 was $2.9 million at an effective tax rate of 33.8% and $9.6 million at an effective tax rate of 34.9%, respectively. The effective tax rate for the three and nine months was impacted by differences in book and tax treatment of transaction costs, interest on the Series B Redeemable Preferred Stock and other non-deductible expenses.

Liquidity and Capital Resources
Our primary source of working capital is cash flow from operations. We have funded operations and acquisitions in recent periods with operating cash flows, and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Cash and cash equivalents at beginning of period	$7,908	$6,509
Net cash used for operating activities	(10,946)	(12,097)
Net cash provided by (used for) investing activities	(4,232)	2,146
Net cash provided by financing activities	10,369	7,886
Effect of foreign exchange on cash	(25)	(28)
Cash and cash equivalents at end of period	$3,074	$4,416
Operating activities
Cash used for operating activities for the nine months ended September 30, 2015 was $10.9 million, a decrease of $1.2 million as compared to $12.1 million for the nine months ended September 30, 2014. The decrease is primarily the result of efforts to improve collections of receivables and lower year-over-year payments of accounts payable compared to the prior year that included the impact of a debt refinancing process that started in late 2013 and was completed in March 2014, offset by a decrease in net income adjusted for non-cash expenses primarily due to the valuation allowance recorded.

Investing activities
Cash used for investing activities was $4.2 million during the nine months ended September 30, 2015 compared to cash provided by investing activities of $2.1 million during the nine months ended September 30, 2014, as a result of $4.1 million of cash acquired in the merger. Capital expenditures increased $2.3 million compared to the prior year period to $4.2 million for the nine months ended September 30, 2015 primarily due to tooling and interactive display purchases related to the expansion of our headset portfolio.
Financing activities
Net cash provided by financing activities was $10.4 million during the nine months ended September 30, 2015 compared to $7.9 million during the nine months ended September 30, 2014. Financing activities during the nine months ended included net payments on our revolving credit facilities of $16.2 million with cash from operations and the issuance of a $15 million term loan and $13.8 million principal amount of subordinated notes. Financing activities in the nine months ended September 30, 2014 included $37.2 million of proceeds from the sale of common stock and the issuance of $7.0 million principal amount of subordinated notes partially offset by (i) net payments on our revolving credit facilities of $11.1 million with cash from operations and funds from our equity offering, (ii) repayment of our $14.5 million legacy term loan and (iii) repayment of $10.8 million of outstanding subordinated notes.
Management assessment of liquidity
Management believes that the Company's current cash and cash equivalents and the amounts available under its asset-based credit facility including the impact of the proceeds from our recent term loans, and its cash flows derived from operations will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.
The financial statements included in this quarterly report have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The

Company is subject to minimum EBITDA covenants under the Term Loan Due 2019 and in an event of default, the lenders could declare all outstanding obligations immediately due and payable.  The Company determined that it would not meet the existing minimum EBITDA covenants under the Term Loan Due 2019 for September 30, 2015. Based on this determination, the Company began discussions in September 2015 with its lenders and secured an amendment dated November 2, 2015 to the Term Loan Due 2019 and the Credit Facility to suspend testing of the existing EBITDA covenants and to add certain amended covenants for the period from September 2015 through November 2015. As future compliance with the minimum EBITDA covenants subsequent to November 30, 2015 is not expected, the Company is currently in discussions with its lenders to further amend the existing agreements to reset covenant measures to correspond to current forecasts. Until such time that we are able to revise our covenants to a level that we believe is achievable, all outstanding term debt will be reclassified as a current liability. There can be no assurance that we will be able to secure a resolution and, accordingly, our liquidity and ability to operate could be adversely affected.

Management’s plans include an amendment to our existing debt agreements to revise covenants, obtain additional funds from capital markets and incremental revenue through the HyperSound business. These financial statements do not include any adjustments that might result from the adverse outcome relating to these uncertainties.

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
Foreign cash balances at September 30, 2015 and December 31, 2014 were $0.3 million and $2.5 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of September 30, 2015, interest rates for outstanding borrowings were 4.75% for base rate loans and 2.71% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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

On November 2, 2015, the Company entered into a sixth amendment to the Credit Facility that modified certain provisions to provide (i) that the the Company will make certain periodic reports with respect to certain financial metrics, (ii) that the existing financial covenants are suspended and replaced by amended EBITDA levels during the months ended September 30, 2015 through the month ending November 30, 2015, and (iii) that the loan availability is decreased by an additional block.

As of September 30, 2015, the Company was in compliance with all the amended financial covenants, and excess borrowing availability was approximately $13.3 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.
Term Loan Due 2018

On December 29, 2014, the Company amended the Credit Facility (the “December Amendment”) to permit the repayment of $7.7 million of then existing subordinated debt and accrued interest with the proceeds of an additional loan (the “Term Loan Due 2018”). The Term Loan Due 2018 resulted in modified financial covenants while it is outstanding, will bear interest at a rate of LIBOR for the applicable interest period plus 5% and will be repaid in equal monthly installments beginning on April 1, 2015 and ending on April 1, 2018. Amounts so repaid are recognized by lowering the balance of the term loan tranche and increasing the lower interest rate base revolver amount, with no net impact on borrowing availability.

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

The net proceeds received from the Term Loan Due 2019 were used to repay a portion of the outstanding subordinated notes and for general corporate purposes.

On November 2, 2015, the Company entered into an amendment (the “Term Loan Amendment”) to the Term Loan Due 2019 to, among other things, provide (i) that upon receipt all the proceeds from the future issuance of subordinated notes will immediately be used to prepay outstanding principal in an amount equal to $(2.5) million, (ii) that the the Company will make certain periodic reports with respect to certain financial metrics, (iii) that the existing financial covenants are suspended and replaced by amended EBITDA levels during the months ended September 30, 2015 through the month ending November 30, 2015.

Subordinated Notes - Related Party
On April 23, 2015, the Company issued a $5.0 million subordinated note (the “April Note”) to SG VTB Holdings, LLC, the Company’s largest stockholder (“SG VTB”). The April Note was issued with an interest rate of (i) 10% per annum for the first year and (ii) 20% per annum for all periods thereafter, with interest accruing and being added to the principal amount of the note quarterly.
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

Series B redeemable preferred stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. We are required to redeem the Series B Redeemable Preferred Stock on the earlier to occur of September 28, 2030 or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $15.8 million and $14.9 million as of September 30, 2015 and December 31, 2014, respectively.
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

Contractual Obligations
Our principal commitments primarily consist of obligations for minimum payment commitments to leases for office space, redeemable preferred stock, the revolving credit facility, certain term loans and subordinated notes. As of September 30, 2015, the future non-cancelable minimum payments under these commitments were as follows (debt includes scheduled principal payments only.):

	Payments Due by Period
	(in thousands)
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Contractual Obligations: (1)
Operating lease obligations (2)	$8,390	$1,559	$3,318	$2,709	804
Series B Redeemable Preferred Stock (3)	51,928	—	—	—	51,928
Long term debt (4)	20,617	20,617	—	—	—
Term loans (5)	21,410	$21,410	—	—	—
Subordinated notes	14,309	—	—	$14,309	—
Total	$116,654	$43,586	$3,318	$17,018	$52,732
(1) Contractual obligations exclude tax liabilities of $4.0 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
(2) Operating lease agreements represent obligations to make payments under non-cancelable lease agreements for certain facilities. In January 2015, we entered into a 5 year lease for an aggregate of approximately 35,000 square feet of office space in San Diego, California, that will consolidate our San Diego and Poway, California locations. The initial base rent of $1.0 million per year is subject to a 3% annual increase (not included in chart).
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

To date, the Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of September 30, 2015, we do not have any derivative financial instruments.
Interest Rate Risk
The Company's total variable rate debt is comprised of $20.6 million outstanding under the Credit Facility, $21.4 million presented as a Term Loan and $13.3 million of Subordinated Notes. A hypothetical 10% increase in borrowing rates at September 30, 2015 would not result in a material increase in interest expense on the existing principal balances.
Foreign Currency Exchange Risk
The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of September 30, 2015 and December 31, 2014, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

If suppliers, customers, landlords, employees or other stakeholders lose confidence in our business, it may be more difficult for us to operate and materially adversely affect our business, results of operations and financial condition.
Doubts regarding our ability to continue as a going concern could result in further loss of confidence by our customers, suppliers, landlords, employees and other stakeholders, which, in turn, could materially adversely affect our ability to operate. Concerns about our financial condition may cause our suppliers and other counterparties to tighten credit terms or cease doing business with us altogether, which would have a material adverse effect on our business and results of operations.
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
In addition, if console manufacturers implement new technologies, through hardware or software, which would cause our headsets to become incompatible with that hardware manufacturer’s console, there could be unanticipated delays in the release of our products as well as increases to projected development, manufacturing, marketing or distribution costs, any of which could harm our business and financial results.
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
In particular, certain of our products have a number of components and subassemblies produced by outside suppliers. In addition, for certain of these items, we qualify only a single source of supply with long lead times, which can magnify the risk of shortages or result in excess supply and also decreases our ability to negotiate price with our suppliers. For example, in our HyperSound commercial product we depend on one piezo-film supplier to provide expertise and materials used in our proprietary emitters and one supplier for a majority of our plastic and metal parts. If shortages occur we could lose sales or if we purchase excess inventory, we could be subject to loss from lack of sales or if models change. The manufacturing of our new HyperSound emitter is complex and involves several new processes, and any unexpected issues or delays in setting up those processes could delay the launch of our HyperSound Clear™ product. Also if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased, which could have an adverse effect on our business, liquidity, results of operation and financial position.
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
Further, Turtle Beach products are manufactured in China and Mexico for export to the United States and worldwide. As a result of opposition to policies of the Chinese government and China’s growing trade surpluses with the United States, there has been, and in the future may be, opposition to the extension of normal trade relations (“NTR”) status for China. The loss of NTR status for China, changes in current tariff structures or adoption in the United States of other trade policies adverse to China could increase our manufacturing expenses and make it more difficult for us to manufacture our products in China.
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
Under the Radiation Control for Health and Safety Act of 1968, and the associated regulations promulgated by the Food and Drug Administration (“FDA”), HyperSound products are regulated as electrical emitters of ultrasonic vibrations. Under the terms of such regulations, in August 2012 we provided an abbreviated report to the FDA describing the HyperSound commercial product and in September 2015 we provided an initial product report describing the HyperSound Clear™ product. The FDA may respond to these reports and request changes or safeguards to our HyperSound products, but it has not done so to date. We also are required to notify the FDA in writing should a product be found to have a defect relating to safety of use due to the emission of electronic product radiation. We do not believe our technology poses any human health risks. However, it is possible that we, or one of our customers, could be required to modify the technology, or a product incorporating the technology, to comply with requirements that may be imposed by the FDA.  Our HyperSound product advertising is regulated by the Federal Trade Commission (the “FTC”).
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
Our products may be subject to warranty claims, product liability and product recalls.
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
Even if our products do not become subject to enforcement sanctions, we could incur unanticipated expenses in order to comply with any applicable governmental regulations, in connection with warranty or product liability claims relating to a recall of one or more of our products which could require significant expenditures to defend. For example, in the event of unanticipated defects in our HyperSound products, we may be required to comply with governmental requirements to remedy the defect and/or notify consumers of the problem. This eventuality could lead to unanticipated expense, and possible product liability litigation against a customer or us.
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
Stockholders of companies involved in mergers may at times initiate litigation alleging, among other things, improprieties in the manner in which mergers or dispositions of business units were approved or executed. We have had, and may continue to have, actions brought against us by stockholders in connection with the merger, past transactions, changes in our stock price or other matters. Any such claims, whether or not resolved in our favor, could divert our management and other resources from the operation of our business and otherwise result in unexpected and substantial expenses that would adversely and materially impact our business, financial condition and operating results. For example, and as further described in Item 3, “Legal Proceedings” and Note 13, “Commitments and Contingencies,” we are involved in legal proceedings related to the merger involving certain of our stockholders, including the holder of VTBH’s Series B Redeemable Preferred Stock, or the Series B Holder, filing a complaint in Delaware Chancery Court alleging breach of contract against VTBH and requesting a declaratory judgment that he is entitled to damages, including the redemption of his stock. The redemption value of VTBH’s Series B Redeemable Preferred Stock was $14.9 million as of December 31, 2014.
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

Item 6. Exhibits

4.1	Warrant, issued to SG VTB Holdings, LLC, dated July 22, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2015).

4.2
Warrant, issued to the Doornink Revocable Living Trust, originally executed December 17, 1996, as amended and restated August 6, 2013, dated July 22, 2015 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2015).

10.1
Term Loan, Guaranty and Security Agreement, dated July 22, 2015, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc. Turtle Beach Europe Limited, VTB Holdings, Inc., Crystal Financial LLC, as agent sole lead arranger and sole bookrunner and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2015).

10.2
Fifth Amendment to Loan, Guaranty and Security Agreement, dated July 22, 2015, originally dated March 31, 2014, by and among Turtle Beach Corporation, Voyetra Turtle Beach Inc., Turtle Beach Europe Limited, PSC Licensing Corp., VTB Holdings, Inc. and Bank of America, N.A., as collateral agent and security trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2015).

10.3
Amended and Restated Subordinated Promissory Note, dated July 22, 2015, originally dated April 23, 2015, by and between Turtle Beach Corporation and SG VTB Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2015).

10.4
Amended and Restated Subordinated Promissory Note, dated July 22, 2015, originally dated May 13, 2015, by and between Turtle Beach Corporation and SG VTB Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2015).

10.5
Amended and Restated Subordinated Promissory Note, dated July 22, 2015, originally dated June 17, 2015, by and between Turtle Beach Corporation and SG VTB Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2015).

10.6
Amended and Restated Subordinated Promissory Note, dated July 22, 2015, originally dated May 13, 2015, by and between Turtle Beach Corporation and the Doornink Revocable Living Trust, originally executed December 17, 1996, as amended and restated August 6, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2015).

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

TURTLE BEACH CORPORATION

Date:	November 9, 2015	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)