Form 10-K
period 2015-12-31
Turtle Beach Corp
filed 2016-03-30
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 001-35465

TURTLE BEACH CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-2767540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
12220 Scripps Summit Drive, Suite 100
San Diego, California 92131
(Address of principal executive offices) (Zip Code)
(888) 496-8001
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.001
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2015 was $28,386,531.
The number of shares of Common Stock, $0.001 par value, outstanding on February 29, 2016 was 49,229,502.
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

•The availability of capital under our revolving credit facility and term loan:
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

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we undertake no obligation to publicly update or revise any forward-looking statements after we file this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise. Investors, potential investors and other readers are urged to consider the above mentioned factors carefully in evaluating the forward‑looking statements and are cautioned not to place undue reliance on such forward‑looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance.

Unless the context indicates otherwise, all references in this Report to “we,” “our,” “us,” “the Company,” and “Turtle Beach” refer to Turtle Beach Corporation and its wholly-owned subsidiaries.

Item 1 - Business Overview
Turtle Beach Corporation, headquartered in San Diego, California and incorporated in the state of Nevada in 2010, is a premier audio technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach® and HyperSound® brands. Turtle Beach is a worldwide leading provider of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers, tablets and mobile devices. HyperSound technology is an innovative patent-protected sound technology that delivers immersive, directional audio offering unique potential benefits in a variety of commercial settings and consumer devices, including improved clarity and comprehension for listeners with hearing loss.
VTB Holdings, Inc. (“VTBH”), the parent holding company of the historical headset business, was incorporated in the state of Delaware in 2010 with operations principally located in Valhalla, New York. Voyetra Turtle Beach, Inc. (“VTB”) was incorporated in the state of Delaware in 1975.
The Company's stock is traded on NASDAQ under the symbol HEAR.
Headset Business
Turtle Beach launched its first gaming headset in 2005 and has grown to be the leading brand in gaming audio, and designs and markets premium audio peripherals for video game consoles, personal computers and mobile devices, including headsets for PlayStation®4 consoles and officially-licensed headsets for the Xbox One consoles. Turtle Beach branded headsets are distributed internationally across North America, South America, Europe, the Middle East, Africa, Australia, and Asia, and sold at thousands of storefronts, including major retailers such as Amazon, Argos, Best Buy, GameStop, HMV, Sainsbury, Target, Tesco and Walmart.
We offer a variety of headsets, spanning multiple wired and wireless retail price points ranging from $25 to $300 and have offerings across all major gaming platforms. Our price tiers correspond to customer profiles, beginning with “Entry-Level” gamers and progressing through “Casual,” “Enthusiast” and “Core.” Each successive price tier incorporates a higher level of finishing, features and technology, progressing from passive mono to amplified stereo, surround sound, and programmable surround sound. Premium headsets have padded leather headbands, accent stitching, and noise-isolating memory foam ear cups. Other features in certain of our premium headsets include removable microphones, breakaway cables and “charge-and-play” batteries that allow gamers to continue playing even as they recharge their batteries. As gaming consoles have evolved from dedicated video game platforms to home entertainment hubs, and as mobile devices have become platforms for entertainment, we have continued to evolve our headsets to reflect how content is consumed.
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
Turtle Beach was the leading console gaming headset manufacturer in the U.S. with a 42% dollar share of the market, as noted by the January 2016 sales tracking data from The NPD Group, Inc, driven by the top selling 3rd party headset for both the Xbox One and PlayStation®4.
Our 2015 was highlighted by:

•	Surpassed $1 billion in lifetime global revenue generated from our gaming headset business.

•	Completely transitioned portfolio to new-generation headsets with eight Xbox One and six PlayStation®4 compatible headsets available at retail.

•	Introduced the first true multiplatform headset that works with PlayStation®4, Xbox One, PC, Mac and mobile/tablet devices.
HyperSound Business
HyperSound is a pioneering audio solution that provides an effective means of projecting sound in a highly directional manner, without use of large speaker arrays, to a specific location creating a precise audio zone. HyperSound technology's ability to beam, focus and control sound empowers solutions for hearing health care such as home entertainment listening systems/solutions, commercial applications such as digital signage and kiosks and, consumer audio.
Our products are designed to deliver controlled audible sound along a tightly formed beam. If the listener is standing outside the path of the beam, the sound is barely audible. This delivery mechanism also maintains sonic clarity and intelligibility over longer distances than traditional speakers. We believe our technology offers a number of advantages over regular audio speakers, including:

•	ability to create a beam of sound and place it where it is intended

•	ability to deliver a beam of sound over longer distances

•	ability to penetrate other competing ambient sounds to more effectively communicate

•	ability to directly deliver left and right audio channels to each ear from across the room
These advantages enable us to create products across a wide variety of applications including:

•	products for individuals with hearing loss that enable better sound clarity without a body-worn device

•	products that create dedicated sound zones for use in retail and commercial environments

•	products that enable headphone-like surround sound without requiring 5 or 7 separate speakers
HyperSound Clear™ 500P, a medical device launched in November 2015 that received 510(k) clearance permitting over-the-counter (“OTC”) commercial distribution from the Food and Drug Administration (“FDA”), is a first-of-its-kind directed audio solution for individuals with hearing loss that has been shown to improve sound clarity and speech intelligibility for people with hearing loss for a crisp, clear home entertainment listening experience. HyperSound Clear 500P works in parallel with the audio from the television or home theater system, so an individual with hearing loss experiences immersive, 3D audio when sitting in the highly directional, narrow beam of audio, while the room hears audio from the traditional speakers or home theater system at normal volumes.
In addition the Company has a secondary product that utilizes the technology, HyperSound Professional Audio Solutions, which is being purchased for commercial retail environments where a targeted zone of sound is desired. In the future, the Company expects to introduce additional products including for consumer use outside of individuals with hearing loss.

Industry Overview
Gaming Headset Market
Sales in the gaming accessories market, which includes headsets and other peripherals such as gamepads, specialty controllers, adapters, batteries, memory and interactive gaming toys are heavily dependent on the global video game industry. In 2013, the gaming industry experienced a cyclical event as Microsoft and Sony each announced new consoles for the first time in eight years, and the consumer response to the Xbox One and PlayStation®4 (the “new generation” or “new-gen” consoles) has been overwhelmingly positive, creating a growing installed base of gamers and a market for new-gen headsets.
Despite industry analysts' prior expectations that Microsoft and Sony would continue to support their sixth- and seventh-generation of gaming consoles, which include the Xbox 360 and Playstation®3 (the “old generation” or “old-gen” consoles) over the next few years, in 2015 the market for old generation consoles declined at a more rapid pace than expected. As a result, we anticipate that in 2016, old-gen headsets will take a final, large drop as the market completes the transition to new-gen compatible headsets.
The May 2015 Intelligence: Worldwide Console Forecast report by DFC Intelligence Forecasts, or “DFC,” estimated that cumulative new generation consoles will exceed $65 billion by 2018, and sales tracking data from The NPD Group, Inc. indicated that console gaming headset sales in the U.S. in 2015 were nearly $400 million with the market expected to continue to grow at a steady rate.

HyperSound Markets
We are focusing our product development efforts for HyperSound-based products in three areas: health care, commercial and consumer applications. Additionally, we may explore licensing opportunities.
Hearing Health Care. Gradual hearing loss can affect individuals of all ages, varying from mild to profound and is a growing, widespread issue. In the United States, there are nearly 50 million people with some degree of hearing loss significant enough to require a hearing aid.
HyperSound technology offers a fundamentally new way to deliver sound, and research indicates that it improves sound clarity and speech intelligibility, particularly for those with hearing loss. We believe that a large percentage of persons with hearing loss may be able to use HyperSound Clear 500P to improve their listening experiences from sources such as TV, CD/DVD players and stereo systems.

Commercial. We are currently marketing our HyperSound technology to retailers and audio-visual integrators for use in settings where directed audio and sound zones are beneficial, such as digital signage and interactive retail displays. Convenience retailers and fast moving consumer good brands face ever-greater challenges as competition for customers intensifies, and as shoppers increasingly rely on in-store cues. As a result, digital signage is a growing form of direct advertising, capturing an increasing share of advertising spending as restaurants, banks, retail outlets, museums and other outlets and organizations employ commercial displays to communicate with patrons.
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

Business Strategy
We intend to build upon the Turtle Beach brand awareness, sophisticated audio technology and high quality products to grow the core console and casual gaming business to increase sales and profitability and as HyperSound’s healthcare business scales, we will begin to look at other market opportunities for our unique directed audio technology.

•
Console Headset Market Share Growth. We have largely completed the transition of our headset portfolio from old generation to new generation with innovative console gaming headsets in every category. We believe that our brand's image among consumers is a competitive advantage and that our success is attributable to our emphasis on delivering the most innovative and advanced headsets.

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

•
HyperSound Healthcare Business Growth. We have built the infrastructure to commercialize the HyperSound Clear 500P product for the hearing healthcare audio business, including channel relationships that give us access to 5,600+ prospective hearing health offices and retail locations in the United States. Our goal is to grow a substantial customer base, including internationally, through key channel partners and continued product development.

•
Accelerate International Expansion. We have a strong gaming headset market position in North America, United Kingdom, Germany and Australia, and believe there are additional long-term growth opportunities in Latin America and Asia. In particular in China, where in connection with increased console sales following the Chinese government lifting its ban on video game consoles, we intend to begin our sales efforts of our officially-licensed Xbox One headsets under a Chinese language version of the Turtle Beach brand and logo, phonetically pronounced “Huan Jing” (translates as “Fantasy Space.”)

•
Expand Our Product Lines.  We intend to increase our sales by continuing to develop internally, or through potential acquisitions, products that we offer to our customers. We are investing the resources necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies.

Product Development
We continue to innovate, make improvements to our technology and develop new products, and anticipate that we will continue to devote substantial resources to research and development in the near future. Our product management team takes a disciplined approach to product design that balances iteration, incremental improvement and innovation to achieve a blend of differentiated technology designed to attract customers, maintain product design continuity and exceed expectations as to quality, reliability and profitability. For the year ended December 31, 2015, we invested $11.6 million in product development efforts to commercialize the HyperSound Clear 500P product as well as complete our new generation headset portfolio with the launch of five new gaming headset models. For the years ended December 31, 2014 and 2013, we expended $9.4 million and $4.9 million, respectively.

Intellectual Property
We operate in industries where innovations, investment in new ideas and protection of resulting intellectual property rights are critical to success. We have a substantial base of intellectual property assets to protect our current and future product development, such as key innovations in gaming headsets as well as all of the core technology areas behind HyperSound, and intend to vigorously enforce such rights.
As a third-party gaming headset company certain technology used in the new generation of consoles, such as integrated voice and chat audio from the Xbox One, requires a license to enable products to connect to that platform. While Playstation®4 does not require any license to produce headsets that can connect, certain connections on the Xbox One require the purchase of proprietary chips to integrate into the locked chat audio.
While we currently believe that we have the necessary licenses, or can obtain the necessary licenses to produce compatible products, there is no guarantee that licenses will be renewed or granted. Moreover, if these licensing parties enter into exclusive license agreements with companies other than us for their “closed systems” or if we are unable to obtain sufficient quantities of these headset adapters or chips, we would be placed at a competitive disadvantage.

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
In anticipation of new product development and incremental growth, we made additional investments with a focus on making advancements to our planning systems and reconfiguring our supply chain. In connection with our initiative to improve our operating efficiency and reduce costs, we have continued efforts to focus on company-wide overhead and operating expense cost reduction activities including consolidation of warehouses with our global logistics partnership with Keuhne + Nagel and the transition of certain headset models to the world's largest contract manufacturer, Foxconn.
We believe we have solid relationships with our suppliers and that, subject to the discussion in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” we will continue to have a sufficient supply of quality products on satisfactory terms.

Retail Distribution
Our headsets are sold in over 40 countries, by retailers such as Amazon, Argos, Best Buy, Carrefour, GameStop, HMV, Sainsbury, Target, Tesco and Walmart. We often have a broader assortment and more shelf space than competitors at video game and electronics retailers such as GameStop and Best Buy which we believe reinforces the brand’s authenticity with gaming enthusiasts, and our presence in mass channel retailers such as Walmart and Target enables the brand to reach a wider audience of casual gamers. Our established presence on Amazon.com and other online retail sites, and positive consumer product ratings on those sites, increases the search visibility of our products and helps to influence both online and in-store sales. We also have exclusive licensing and sponsorship relationships with some of the biggest players in competitive gaming, including Twitch, the world's leading broadcast platform and community for video game enthusiasts.
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

Customers

The following tables show net revenues by product type:

	December 31,
	2015	2014	2013
Net Revenues	(in thousands)
Headset	$161,835	$185,469	$178,470
HyperSound (1)	912	707	—
Total	$162,747	$186,176	$178,470
(1) Business acquired in January 2014.
The Headset business customer base is comprised primarily of large retailers and distributors, both domestic and international. In 2015, net sales to our major market channels consisted of $97.5 million to domestic retail customers, $45.6 million to international retail customers, $13.6 million to domestic distributors and $5.1 million to other customers.
Our three largest individual customers accounted for approximately 47% of our gross sales in 2015, 45% of our gross sales in 2014 and 45% of our gross sales in 2013. During 2015, our three largest customers, Best Buy, Walmart and Game Stop each accounted for between 14% to 18% of our consolidated net sales.

Geographic Information
In addition to the traditional markets of the United States and United Kingdom, we have pursued growth in countries such as Germany and France and believe that additional long-term growth opportunities exist in Asia Pacific and Latin America. The following table presents total net revenues, and percentage of total, based on where customers are physically located for each of the three years ended December 31, 2015:

	2015		2014		2013
	(in thousands)
North America	$117,526	72.2%	$123,908	66.6%	$123,224	69.0%
United Kingdom	20,881	12.8%	29,425	15.8%	26,439	14.8%
Europe	17,329	10.6%	24,082	12.9%	18,565	10.4%
Other	7,011	4.4%	8,761	4.7%	10,242	5.8%
Total revenues	$162,747		$186,176		$178,470

Long-lived assets are largely held in the United States, refer to Note 12, “Geographic Information” in the Notes to the Consolidated Financial Statements.

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

Employees
As of December 31, 2015, Turtle Beach had approximately 221 employees, of which 181 were full-time salaried employees. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

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
In addition to cash flow generated from sales, we finance our operations with a revolving credit facility (the “Credit Facility”) provided by Bank of America, N.A, (“BofA”), as Agent, Sole Lead Arranger and Sole Bookrunner and our term loan (the “Term Loan Due 2019”) provided by Crystal Financial LLC (“Crystal”), as Agent, Sole Lead Arranger and Sole Bookrunner. If we are unable to comply with the financial and other covenants contained in the Credit Facility or the Term Loan Due 2019 (the “Loan Documents”) and are unable to obtain a waiver under the applicable Loan Documents, for example, as we secured to avoid a default as of the period ending September 30, 2015, BofA or Crystal, as applicable, may declare the outstanding borrowings under the applicable Loan Documents immediately due and payable. Such an event would have an immediate and material adverse impact on our business, results of operations and financial condition. We would be required to obtain additional financing from other sources, and we cannot predict whether or on what terms, if any, additional financing might be available. If we are required to seek additional financing and are unable to obtain it, we may have to change our business and capital expenditure plans, which may have a materially adverse effect on our business, financial condition and results of operations. In addition, the debt under the Loan Documents could make it more difficult to obtain other debt financing in the future, which could put us at a competitive disadvantage to competitors with less debt.
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

If suppliers, customers, landlords, employees or other stakeholders lose confidence in our business, it may be more difficult for us to operate and may materially adversely affect our business, results of operations and financial condition.
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
The performance of our headset business is affected by the continued success of third-party gaming platforms, such as Microsoft's Xbox consoles and Sony's PlayStation® consoles, as well as video games developed by such manufacturers and other third-party publishers. Our business could suffer if any of these parties fail to continue to drive the success of these platforms, develop new or enhanced videogame platforms, develop popular game and entertainment titles for current or future generation platforms or produce and timely release sufficient quantities of such consoles. If a platform is withdrawn from the market or fails to sell, we may be forced to liquidate inventories relating to that platform or accept returns resulting in significant losses.
In order for our headsets to connect to the Xbox One advanced features and controls, a proprietary computer chip is required. As a result, with respect to our products designed for the Xbox One, we are currently reliant on Microsoft or their designated supplier to provide us with sufficient quantities of the chips. If we are unable to obtain sufficient quantities of these headset adapters or chips, sales of our Xbox One headsets and consequently our revenues would be adversely affected.
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
Our HyperSound business has incurred operating losses since the spin-off of Parametric Sound Corporation from LRAD Corporation in 2010, and we expect additional losses in the near-term as we continue to expend significant resources on personnel, consultants, intellectual property protection, research and development, marketing, production and administration. Our ability to achieve future profitability is dependent on a variety of factors, many of which are outside our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to continue to make additional capital investments in our HyperSound business which could materially impact our results of operations.
Substantially all our HyperSound revenues to date have been derived from sales of a limited number of products to a limited number of customers, and we cannot guarantee that we will be able to develop a larger customer base, introduce new products to generate additional revenues or obtain and fulfill increased orders from both existing and new customers. Further, even if we continue to retain existing customers and obtain new customers, we cannot guarantee that those customers will purchase sufficient quantities of our HyperSound products at prices that will enable us to recover our costs in acquiring those customers and fulfilling orders. We also cannot guarantee that we will be able to generate any future license revenues. Our ability to increase sales of our HyperSound products or generate license revenues depends on a number of factors, including:

•	our ability to rapidly scale the number of offices that can productively sell the product;

•	our ability to generate additional new sales channels in the United States and Europe

•	our ability to maintain relationships with new customers that drive sales of our HyperSound products;

•	our ability to develop and expand into new markets for our HyperSound audio products and technology; and

•	our ability to develop international product distribution or licensing directly or through partners.
Our Turtle Beach brand faces significant competition from other consumer electronics companies and this competition could have a material adverse effect on our financial condition and results of operations.
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
The industries in which we operate are subject to competition in an environment of rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies, our revenues could be negatively affected.
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
There are numerous steps required to develop a product from conception to commercial introduction and to ensure timely shipment to retail customers, including designing, sourcing and testing the electronic components, receiving approval of hardware and other third-party licensors, factory availability and manufacturing and designing the graphics and packaging. Any difficulties or delays in the product development process will likely result in delays in the contemplated product introduction schedule. It is common in new product introductions or product updates to encounter technical and other difficulties affecting manufacturing efficiency and, at times, the ability to manufacture the product at all. Although these difficulties can be corrected or improved over time with continued manufacturing experience and engineering efforts, if one or more aspects necessary for the introduction of products are not completed as scheduled, or if technical difficulties take longer than anticipated to overcome, the product introductions will be delayed, or in some cases may be terminated. No assurances can be given that our products will be introduced in a timely fashion, and if new products are delayed, our sales and revenue growth may be limited or impaired.

A deterioration in future expected profitability or cash flows could result in a further impairment of our recorded goodwill and other intangibles.
At December 31, 2015, we had recorded goodwill of $31.2 million associated with our HyperSound reporting unit. Under US GAAP, the Company reviews its goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually. The valuations used to determine the fair values used to test goodwill or intangible assets are dependent upon various assumptions and reflect management’s best estimates. Net sales growth, discount rates, earnings multiples and future cash flows are critical assumptions used to determine these fair values. Slower net sales growth rates in the hearing healthcare industry, an increase in discount rates, unfavorable changes in earnings multiples or a decline in future cash flows, among other factors, may cause a change in circumstances indicating that the carrying value of the Company’s goodwill or intangible assets may not be recoverable. The Company may be required to record a significant charge to earnings in the financial statements during the period in which any impairment of the Company’s goodwill or intangible assets is determined.
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
During 2015, our three largest individual customers accounted for approximately 47% of our gross sales in the aggregate. The loss of, or financial difficulties experienced by, any of these or any of our other significant customers, including as a result of the bankruptcy of a customer, could have a material adverse effect on our business, results of operations, financial condition and liquidity. We do not have long-term agreements with these or other significant customers and our agreements with these customers do not require them to purchase any specific amount of products. All of our customers generally purchase from us on a purchase order basis. As a result, agreements with respect to pricing, returns, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each customer. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. In addition, the uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based in part on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. In addition, financial difficulties experienced by a significant customer could increase our exposure to uncollectible receivables and the risk that losses from uncollected receivables exceed the reserves we have set aside in anticipation of this risk.
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

In particular, certain of our products have a number of components and subassemblies produced by outside suppliers. In addition, for certain of these items, we qualify only a single source of supply with long lead times, which can magnify the risk of shortages or result in excess supply and also decreases our ability to negotiate price with our suppliers. For example, in our HyperSound commercial product we depend on one piezo-film supplier to provide expertise and materials used in our proprietary emitters and one supplier for a majority of our plastic and metal parts. For our HyperSound Clear™ 500P medical product we rely on a single supplier for emitter materials and to contract manufacture our product and are subject to commitments required on factory capacity and materials, some of which have very long lead times, to build units. If shortages occur we could lose sales or if we purchase excess inventory, we could be subject to loss from lack of sales or if models change. Also, if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased, which could have an adverse effect on our business, liquidity, results of operation and financial position.
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

•	The on-going console transition increases the likelihood that we could fail to accurately forecast demand for our new generation console headsets and our existing headsets.

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
In 2005, Microsoft released the Xbox 360; in 2006, Sony introduced the PlayStation®3; and in 2012, Nintendo introduced the Wii U. Sony launched its new generation console, PlayStation®4, on November 15, 2013, and Microsoft launched its new generation console, Xbox One, on November 22, 2013. When new console platforms are announced or introduced into the market, consumers have historically reduced their purchases of game console peripherals and accessories, including headsets, for old generation console platforms in anticipation of new platforms becoming available. During these console transition periods, sales of gaming console headsets such as those sold by us, related to old generation consoles slow or decline until new platforms are introduced and achieve wide consumer acceptance, which we cannot guarantee. This decrease or decline may not be offset by increased sales of products for the new console platforms. Over time as the old generation platform user base declines, products for the old platforms are typically discontinued which can result in lower margins, excess inventory, excess parts, or similar costs related to end of life of a product model. In addition, as a third party gaming headset company, we are reliant on working with the console manufacturers for our headsets to be compatible with any new console platforms, which if not done on a timely basis may adversely affect sales. Sony and Microsoft may make changes to their platforms that impact how headset connect with or work with the new consoles which could create a disruption to consumer buying behavior and/or product life-cycles.
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
We are party to ongoing stockholder litigation, and in the future could be party to additional stockholder litigation, any of which could harm our business, financial condition and operating results.
We have had, and may continue to have, actions brought against us by stockholders in connection with the merger, past transactions, changes in our stock price or other matters. Any such claims, whether or not resolved in our favor, could divert our management and other resources from the operation of our business and otherwise result in unexpected and substantial expenses that would adversely and materially impact our business, financial condition and operating results. For example, and as further described in Item 3, “Legal Proceedings” and Note 13, “Commitments and Contingencies,” we are involved in legal proceedings related to the merger of VTBH and Paris Acquisition Corp. involving certain of our stockholders, including the holder of VTBH’s Series B Redeemable Preferred Stock, (the “Series B Holder”), filing a complaint in Delaware Chancery Court alleging breach of contract against VTBH and requesting a declaratory judgment that he is entitled to damages, including the redemption of his stock. The redemption value of VTBH’s Series B Redeemable Preferred Stock was $16.1 million as of December 31, 2015.
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
Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act requires, among other things, that we perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm, as applicable, to report on the effectiveness of our internal control over financial reporting. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline and we could be subject to sanctions, investigations by NASDAQ, the SEC or other regulatory authorities, or shareholder litigation.

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

If we are unable to successfully remediate the existing material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

        In connection with the audit of our consolidated financial statements for the year ended December 31, 2015, our management identified control deficiencies in our internal control over financial reporting that constitute material weaknesses in our internal control over financial reporting.  As such, our controls over financial reporting were not designed or operating effectively, and as a result there were adjustments required, including with respect to goodwill impairments, in connection with preparing our consolidated financial statements for the year ended December 31, 2015. These control deficiencies resulted in more than a remote likelihood that a material misstatement of our annual and interim financial statements would not be prevented or detected.

        We are currently taking steps in an effort to remediate our material weakness, but there can be no assurance that we will be successful in pursuing these measures or that these measures will significantly improve or remediate the material weaknesses described above. There is also no assurance that we have identified all of our material weaknesses or that we will not in the future have additional material weaknesses. There is no assurance that we will be able to remediate the material weaknesses in a timely manner, or at all, or that in the future, additional material weaknesses will not exist or otherwise be discovered. If our efforts to remediate the material weaknesses identified are not successful, or if other material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Securities Exchange Act of 1934, as amended ("Exchange Act"), restatements of our consolidated financial statements, a decline in our stock price or suspension or delisting of our common stock from the NASDAQ Market.
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
Further, we are party to licenses that grant us rights to intellectual property, including trademarks, which are necessary or useful to our Turtle Beach business. For example, we license the right to market certain products with the trade names and imagery of brands such as Disney and Major League Gaming. One or more of our licensors may allege that we have breached our license agreement with them, and seek to terminate our license. If successful, this could result in our loss of the right to use the licensed intellectual property, which could adversely affect our ability to commercialize our technologies or products, as well as harm our competitive business position and our business prospects.
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
The performance of certain technology used in new generation consoles, such as integrated voice and chat audio from the Xbox One, is improved by a licensed component to ensure compatibility with our products.
While we currently believe that we have the necessary licenses, or can obtain the necessary licenses, in order to produce compatible products, there is no guarantee that our licenses will be renewed or granted in the first instance. Moreover, if these first parties enter into license agreements with companies other than us for their “closed systems” or if we are unable to obtain sufficient quantities of these headset adapters or chips, we would be placed at a competitive disadvantage.

Our HyperSound technology is subject to government regulation, which could lead to unanticipated expenses and/or enforcement action against us.
Under the Radiation Control for Health and Safety Act of 1968, and the associated regulations promulgated by the Food and Drug Administration (“FDA”), HyperSound products are regulated as electrical emitters of ultrasonic vibrations. Under the terms of such regulations, in August 2012 we provided, and in January 2016 further supplemented, an abbreviated report to the FDA describing the HyperSound commercial product. In September 2015 we provided an initial product report describing the HyperSound Clear 500P product. The FDA may respond to these reports and request changes or safeguards to our HyperSound products, but it has not done so to date. We also are required to notify the FDA in writing should a product be found to have a defect relating to safety of use due to the emission of electronic product radiation. We do not believe our technology poses any human health risks. However, it is possible that we, or one of our customers, could be required to modify the technology, or a product incorporating the technology, to comply with requirements that may be imposed by the FDA.  Our HyperSound product advertising is regulated by the Federal Trade Commission (the “FTC”), which requires all advertising be truthful, not deceptive or unfair, and evidence based.
In addition, HyperSound Clear 500P is regulated by the FDA as a medical device pursuant to the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. HyperSound Clear 500P has received 510(k) clearance permitting over‑the‑counter (“OTC”) commercial distribution for use as a group auditory trainer or group hearing aid. Recently, FDA exempted group hearing aids from the 510(k) requirement. Therefore, we may modify HyperSound Clear 500P in the future without seeking additional 510(k) clearance, provided that we do not alter its intended use or incorporate a fundamentally different scientific technology, either of which would require a new 510(k) clearance or premarket approval.
We continue to be subject to FDA’s requirements for marketed medical devices, such as the Quality System Regulation, or QSR (which imposes procedural, documentation and record keeping requirements regarding the manufacture of medical devices); the Medical Device Reporting regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur); and the Reports of Corrections and Removals regulation (which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may pose a risk to health). FDA enforces these requirements by inspection and market surveillance. If the FDA finds a violation, it can institute a wide range of enforcement actions, ranging from a public warning letter to more severe sanctions such as fines, penalties, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions or total shutdown of production, and criminal prosecution.
In the European Union we are subject to similar government regulation regarding medical device safety and effectiveness and ongoing certification and related costs. In the European Union and in other markets we may enter we will be subject to numerous and varying governmental requirements. The timing and expense to obtain or maintain any required clearances or approvals in foreign markets are difficult to estimate and may be significant. It may also be costly for us to comply with any applicable regulations and postmarket requirements in each country where we do business. If we fail to do so, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions or total shutdown of production, and criminal prosecution.
Our products may be subject to warranty claims, product liability and product recalls.
We may be subject to product liability or warranty claims that could result in significant direct or indirect costs, or we could experience greater returns from retailers than expected, which could harm our net sales. The occurrence of any quality problems due to defects in our products could make us liable for damages and warranty claims in excess of any existing reserves. In addition to the risk of direct costs to correct any defects, warranty claims, product recalls or other problems, any negative publicity related to the perceived quality of our products could also affect our brand image, decrease retailer and distributor demand and our operating results and financial condition could be adversely affected.
We could incur unanticipated expenses in connection with warranty or product liability claims relating to a recall of one or more of our products, including the recent XO FOUR Stealth headset recall, which could require significant expenditures to defend. Additionally, we may be required to comply with governmental requirements to remedy the defect and/or notify consumers of the problem that could lead to unanticipated expense, and possible product liability litigation against a customer or us. As of December 31, 2015 and the date of this report, the Company has not received notice of any law suits against the Company in connection with any recall actions.
Changes in laws or regulations or the manner of their interpretation or enforcement could adversely impact our financial performance and restrict our ability to operate our business or execute our strategies.
New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, may create uncertainty for public companies, increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This could include, among other things, compliance costs and enforcement under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). For example, under Section 1502 of the Dodd-Frank Act, the SEC has adopted additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the rules include tin, tantalum, tungsten and gold. Our suppliers may use some or all of these materials in their production processes. The rules require us to conduct a reasonable country of origin inquiry to determine if we know or have reason to believe any of the minerals used in the production process may have originated from the Democratic Republic of the Congo or an adjoining country. If we are not able to determine the minerals did not originate from a covered country or conclude that there is no reason to believe that the minerals used in the production process may have originated in a covered country, we would be required to perform supply chain due diligence on members of our supply chain. Global supply chains can have multiple layers, thus the costs of complying with these new requirements could be substantial. These new requirements may also reduce the number of suppliers who provide conflict free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Compliance costs such as these could have a material adverse effect on our results of operations.
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
Certain Turtle Beach stockholders acting as a group beneficially own or control approximately 68% of our common stock. Accordingly, these stockholders, acting as a group pursuant to a stockholder agreement, have substantial influence over the outcome of our corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders also may exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may affect adversely the market value of our common stock due to investors’ perception that such conflicts of interest may exist or arise.
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
If we cannot meet Nasdaq’s continuing listing requirements and Nasdaq rules, Nasdaq may delist our securities, which could negatively affect us, the price of our securities and your ability to sell our securities.
Although our shares are currently in compliance with requirements and currently listed on Nasdaq, we may not be able to meet the continued listing requirements of Nasdaq in the future, which require, among other things, a minimum bid price of $1.00 per share for common shares listed on the exchange. While we would consider implementation of customary options, including a reverse stock split, if our common stock does not trade at the required level that regains compliance, if our efforts are unsuccessful or we are otherwise unable to satisfy the Nasdaq criteria for maintaining our listing, our securities could be subject to delisting. As a consequence of any such delisting, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our securities. In the event of a delisting, we could face significant material adverse consequences including a limited availability of market quotations for our securities; a limited amount of news and analyst coverage for our company; and a decreased ability to issue additional securities or obtain additional financing in the future.

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

The table below describes our principal facilities as of December 31, 2015.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease
San Diego	CA	Corporate Headquarters	30,000	2020
Valhalla	NY	Administration	21,000	2019
Basingstoke	U.K.	Administration	6,850	2021
Poway	CA	Administration	2,830	2016
San Jose	CA	Research & Development	3,500	2018
Darlington	U.K.	Warehouse	120,000	2018

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
On August 5, 2013, VTBH and the Company (f/k/a Parametric) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company. Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a Merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company's Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which by agreement was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada cases denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. That denial is currently under review by the Nevada Supreme Court, which held a hearing on the Company's petition for review on September 1, 2015. After the hearing, the Nevada Supreme Court requested a supplemental briefing, which the parties completed on October 13, 2015. The Nevada Supreme Court also invited the Business Law Section of the Nevada State Bar to submit an amicus brief by December 3, 2015 and briefing was completed on February 23, 2016. The Company believes the plaintiff's claims against it are without merit.
On February 18, 2015, Dr. John Bonanno, a minority shareholder of VTBH, filed a complaint in Delaware Chancery Court alleging breach of contract against VTBH. According to the complaint, the Merger purportedly triggered a contractual obligation for VTBH to redeem Dr. Bonanno's stock. Dr. Bonanno requests a declaratory judgment stating that he is entitled damages including a redemption of his stock for the redemption value of $15.1 million (equal to the original issue price of his stock plus accrued dividends) as well as other costs and expenses. On February 8, 2016, the Delaware Chancery Court granted VTBH's motion to dismiss for improper venue, and Dr. Bonnano's complaint was dismissed without prejudice. VTBH maintains that the Merger did not trigger any obligation to redeem Dr. Bonanno's stock.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2015 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item  5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's stock is traded on NASDAQ under the symbol “HEAR” and prior to April 14, 2014 traded under the symbol “PAMT.” The following table sets forth the high and low sale prices per share of our common stock on the NASDAQ for the period indicated:

	High	Low
Fiscal Year 2015
First Quarter	$3.27	$1.85
Second Quarter	3.29	1.75
Third Quarter	3.19	1.91
Fourth Quarter	3.72	1.86

	Market Price
	High	Low
Fiscal Year 2014
First Quarter	$16.36	$11.82
Second Quarter	14.75	7.58
Third Quarter	9.67	6.54
Fourth Quarter	7.62	2.75
The closing price of our common stock on February 29, 2016 was $1.01 per share. The number of holders of record of common stock at February 29, 2016 was 957.

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

The following graph shows a comparison from January 15, 2014 (the date following the reverse acquisition) through December 31, 2015 of the cumulative total return assuming a $100 investment in our common stock, the S&P 500 Index and the S&P 500 Consumer Durables Index. In accordance with the rules of the Securities and Exchange Commission, the returns are indexed to a value of $100 at December 31, 2013 and assume that all dividends, if any, were reinvested. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

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

Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

We did not sell any unregistered equity securities or purchase any of our securities during the period ended December 31, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 of this annual report for disclosure relating to our equity compensation plans. Such information will be included in our Proxy Statement, which is incorporated herein by reference.

Item  6 - Selected Financial Data

The merger (the “Merger”) between VTB Holdings, Inc. and Parametric Sound Corporation (“Parametric”) was treated as a “reverse acquisition” with VTBH considered the accounting acquirer. Accordingly, VTBH's historical results of operations on a stand-alone basis replace Parametric’s historical results of operations for all periods on or prior to January 15, 2014, and for all periods following the Merger, the results of operations of both companies have been included.

The following table sets forth selected consolidated financial data for each of the five years ended December 31, 2015. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in this Report.

	Year Ended December 31,
	2015 (2)	2014 (1)	2013	2012	2011
	(in thousands, except per share data)
Net Revenue	$162,747	$186,176	$178,470	$207,136	$166,121
Cost of Revenue	122,056	135,509	128,141	132,795	96,536
Gross Profit	40,691	50,667	50,329	74,341	69,585
Gross Margin	25.0%	27.2%	28.2%	35.9%	41.9%
Operating income (loss)	(74,399)	(13,825)	1,598	42,910	38,268
Operating Margin	(45.7)%	(7.4)%	0.9%	20.7%	23.0%
Net income (loss)	$(82,907)	$(15,486)	$(6,163)	$26,460	$21,554

Net earnings (loss) per share:
Basic	$(1.96)	$(0.39)	$(0.49)	$0.13	$1.70
Diluted	$(1.96)	$(0.39)	$(0.49)	$0.13	$1.70
Weighted average number of shares:
Basic	42,269	39,665	12,700	12,700	12,700
Diluted	42,269	39,665	12,700	12,700	12,700

Balance Sheet Data
Cash and cash equivalents	7,114	7,908	6,509	5,219	15,942
Total Assets	173,851	246,968	127,307	134,195	105,165
Total Debt	66,197	44,555	64,578	74,250	37,200
Series B Redeemable Preferred Stock	16,145	14,916	13,713	12,703	13,648
Series A Convertible Preferred Stock	—	—	24,345	24,345	24,345

(1) In 2014, we completed the merger with Parametric, which contributed revenue of $0.7 million in the year and $129.1 million of total assets on date of the merger.

(2) Includes goodwill impairment charge of $49.8 million

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2015.

On January 15, 2014 the Company completed the merger (the “Merger”) with VTB Holdings, Inc. which was treated as a “reverse acquisition” with VTBH considered the accounting acquirer and surviving entity, as a wholly-owned subsidiary of the Company (f/k/a Parametric Sound Corporation), a publicly-traded company. Accordingly, VTBH's historical results of operations on a stand-alone basis replace Parametric’s historical results of operations for all periods on or prior to January 15, 2014, and for all periods following the Merger, the results of operations of both companies have been included.

Turtle Beach Corporation (herein referred to as the “Company,” “we,” “us,” or “our”), headquartered in San Diego, California and incorporated in the state of Nevada in 2010, is a premier audio technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets operating under two reportable segments, Turtle Beach® (“Headset“) and HyperSound®.

•
Turtle Beach is a worldwide leading provider of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers, tablets and mobile devices.

•
HyperSound technology is an innovative patent-protected sound technology that delivers immersive, directional audio offering unique potential benefits in a variety of commercial settings and consumer devices. The recent launch of the HyperSound Clear™ 500P product has transitioned the business to the hearing healthcare market, where we believe a large percentage of people with hearing loss could use the product to improve their listening experiences from sources such as TV, CD/DVD players and stereo systems.

Business Trends
Headset
Sales in the gaming accessories market, which includes headsets and other peripherals such as gamepads, specialty controllers, adapters, batteries, memory and interactive gaming toys are heavily dependent on the global video game console industry. In 2013, the gaming industry experienced a cyclical event as Microsoft and Sony each announced new consoles for the first time in eight years, and the consumer response to the Xbox One and PlayStation®4 (the “new generation” or “new-gen” consoles) has been overwhelmingly positive, creating a growing installed base of gamers and a market for new-gen headsets. In 2016, we anticipate that Xbox 360 and Playstation®3 (the “old generation” or “old-gen” consoles) will take a final, large drop as the market completes the transition to new-gen compatible headsets.

Cumulative New Generation Console Sales (in millions)

Source: DFC Intelligence Forecasts: Worldwide Console Forecast, May 2015.

In 2015, new-gen active installed base surpassed old-gen active installed base with, according to May 2015 Intelligence: Worldwide Console Forecast report by DFC Intelligence Forecasts, or “DFC,” over 60% of cumulative new generation console sales still to come including over 30 million consoles expected to be sold worldwide next year. Further, DFC estimates that cumulative new generation consoles will exceed $65 billion by 2018.
HyperSound
Hearing Health Care. Gradual hearing loss can affect individuals of all ages, varying from mild to profound and is a growing, widespread issue. In the United States, there are nearly 50 million people with some degree of hearing loss significant enough to require a hearing aid.
Source: World Health Organization, 2013.
HyperSound technology offers a fundamentally new way to deliver sound, and our research indicates that it improves the home listening experience. We believe that a large percentage of people with hearing loss may be able to use HyperSound Clear 500P to improve their listening experiences from sources such as TV, CD/DVD players and stereo systems.
Commercial. We are currently marketing our HyperSound technology to retailers and audio-visual integrators for use in settings where directed audio and sound zones are beneficial, such as digital signage and interactive retail displays. Convenience retailers and fast moving consumer good brands face ever-greater challenges as competition for customers intensifies, and as shoppers increasingly rely on in-store cues. As a result, digital signage is a growing form of direct advertising, capturing an increasing share of advertising spending as restaurants, banks, retail outlets, museums and other outlets and organizations employ commercial displays to communicate with patrons.

Results of Operations
Management Overview
Our net revenues, which decreased $23.4 million, or 12.6%, were impacted by several external factors, including the impact of the strong dollar on our international business and a more rapid than expected decline in old-gen revenues, which were down $40 million from 2014 to end at less than 12% of revenues. However, we completed our new-gen headset portfolio, launching seven new models, which resulted in a $23.8 million or 23.8% increase year-over-year, and continued to execute on initiatives to drive sustained growth and improved profitability, such as our global logistics partnership with Keuhne + Nagel and the transition of certain headset models to the world's largest contract manufacturer, Foxconn.
Despite the product mix shift to higher margin new-gen headsets, gross profit as a percentage of net revenue decreased to 25.0% from 27.2% in the prior year. In addition to lower revenues, margins were negatively impacted by higher promotional credits to clear old-gen and licensed headset inventory, incremental costs associated with our new refurbishment model, contract manufacture transition costs and higher third party licensing and royalty costs associated with discontinued legacy license agreements. Looking ahead, we believe that margins and profitability will increase significantly as old-gen is now expected to be well under 10% of our headset business revenues in 2016.
For 2015, our reported net loss increased to $82.9 million driven largely by the Headset revenue decline, the negative non-cash impacts of the valuation allowance and goodwill impairment and, an increased investment in the HyperSound business ahead of the HyperSound Clear 500P launch. Diluted net loss per share of $1.96 was down compared to the prior year diluted net loss per share of $0.39.

In 2016, we believe that old-gen headset sales will take a final, large drop, which we expect to be roughly offset by continued strong growth in our new-gen headset business as our new core models capture further revenue share and, the initial full year of revenues from the HyperSound Clear 500P product, which will include the launch in Europe as well as continued channel expansion.

Key Performance Indicators and Non-GAAP Measures

Management routinely reviews key performance indicators including revenue, operating income and margins, earnings per share, among others. In addition, we believe certain other measures provide useful information to management and investors about us and our financial condition and results of operations for the following reasons: (i) it is one of the measures used by our board of directors and management team to evaluate our operating performance; (ii) it is one of the measures used by our management team to make day-to-day operating decisions; (iii) the adjustments made are often viewed as either non-recurring or not reflective of ongoing financial performance or have no cash impact on operations; and (iv) it is used by securities analysts, investors and other interested parties as a common operating performance measure to compare results across companies in our industry by backing out potential differences caused by variations in capital structures (affecting relative interest expense), and the age and book value of facilities and equipment (affecting relative depreciation and amortization expense). These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and, given the limitations of these metrics as analytical tools, should not be considered a substitute for gross profit, gross margins, net income (loss) or other consolidated income statement data as determined in accordance with GAAP. We consider the following non-GAAP measure, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•
Adjusted EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation (non-cash) and, certain special items that we believe are not representative of core operations.

•	Cash Margins is defined as gross margin excluding depreciation and amortization, and stock-based compensation.
Adjusted EBITDA
Adjusted EBITDA (and a reconciliation to Net loss, the nearest GAAP financial measure) for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands)
Net loss	$(82,907)	$(15,486)	$(6,163)
Interest expense	5,099	7,209	6,626
Depreciation and amortization	7,916	6,866	5,345
Stock-based compensation	5,897	5,194	2,563
Income tax expense (benefit)	2,393	(6,272)	1,090
Impairment charge	49,822	—	—
Business transaction costs	—	3,744	3,864
Restructuring charges	399	747	—
Payments to founders	—	—	527
Adjusted EBITDA	$(11,381)	$2,002	$13,852
Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

For the year ended December 31, 2015, Adjusted EBITDA on a consolidated basis was $(11.4) million, including investments of $13.8 million in the HyperSound business, compared to Adjusted EBITDA on a consolidated basis of $2.0 million, including investments of $10.0 million in the HyperSound business from the year ended December 31, 2014.

Headset Adjusted EBITDA totaled approximately $2.4 million in the year ended December 31, 2015 compared to $12.0 million in the prior year, which included the initial sell-in of the Company's and the industry’s first ever Xbox One compatible headsets.

In addition to the lower sales volume driven primarily by the strong dollar on our international business, the current period was negatively impacted by promotional credits to continue to clear channel inventory and higher third party licensing and royalty costs which included $1.3 million of reserves for products associated with certain discontinued legacy license agreements.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

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
Financial Results
The following table sets forth the Company’s statements of operations for the periods presented:

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands)
Net Revenue	$162,747	$186,176	$178,470
Cost of Revenue	122,056	135,509	128,141
Gross Profit	40,691	50,667	50,329
Gross Margin	25.0%	27.2%	28.2%

Operating expenses	115,090	64,492	48,731
Operating income (loss)	(74,399)	(13,825)	1,598
Interest expense	5,099	7,209	6,626
Other non-operating expense, net	1,016	724	45
Gain on bargain purchase from acquisition	—	—	—
Loss before income tax expense (benefit)	(80,514)	(21,758)	(5,073)
Income tax expense (benefit)	2,393	(6,272)	1,090
Net loss	$(82,907)	$(15,486)	$(6,163)
Net Revenue and Gross Profit
Headset Segment

The following table summarizes net revenue and gross profit for the periods presented:

	December 31,
	2015	2014	2013
	(in thousands)
Net Revenue	$161,835	$185,469	$178,470
Gross Profit	42,832	50,550	50,329
Gross Margin	26.5%	27.3%	28.2%
Cash Margin (1)	27.5%	27.5%	28.3%
(1) Excludes non-cash charges of $1.7 million, $0.5 million and $0.2 million, respectively.

Comparison of Fiscal Years 2015 and 2014

Net revenues for year ended December 31, 2015, which decreased $23.4 million, or 12.6%, were negatively impacted by a more rapid than expected decline in old-gen revenues, which were down over $40 million compared to 2014 and, the strong dollar on our international business that declined 29.0% in the United Kingdom and 28.0% in Europe. These declines were offset, in part, by a 27.0% increase in new-gen revenues reflecting the continued positive consumer reaction to the XO ONE, XO FOUR Stealth and Stealth 500P headsets and the strong performance of our new products as we completed our headset portfolio transition with the launch of five new headsets for the holiday season.
Despite the benefit of the product mix shift to higher margin new-gen headsets during the second half of the year, for the year ended December 31, 2015, gross profit as a percentage of net revenue decreased to 26.5% from 27.3% in the prior year. The year-over-year decrease in gross margin performance was primarily due to higher promotion credits to clear, and subsequent excess reserves of, old-gen and licensed headsets, incremental costs associated with our refurbishment model and contract manufacture transitions and, higher third party licensing and royalty costs. Excluding the impact of $1.8 million previous generation and licensed headset charges, gross profit as a percentage of net sales would have been 27.6% driven largely by sales of higher margin headsets.
Comparison of Fiscal Years 2014 and 2013

In spite of challenging overall market conditions that included a rapid decline in active user bases for Xbox 360 and PlayStation®3 and a more promotional environment, net revenues for year ended December 31, 2014 increased $7.7 million, or 4.3%, compared to the prior year on the strength of our new generation headset portfolio and the expansion of our international headset business with strong growth in several markets, including a 11.3% increase in the United Kingdom business and 29.7% in Europe, as well as the initial sales of our Xbox One headsets in China. Domestic sales increased 5.6% on strong consumer response to our new more advanced headsets. These gains were offset in part by a decline in sales to our Canadian distributor as fiscal 2013 included incremental initial stock orders.
Our strategy to deliver innovative headsets across all price points drove a 6.6% increase in total Xbox compatible headsets sales as new generation console headsets bolstered by the launch of the XO FOUR, XO SEVEN, XO ONE and Stealth 500X outpaced the decline in previous generation headset sales. Sales of PlayStation® compatible headsets remained steady through the console transition on continued positive consumer reaction to the PX22 headset and the release of the ELITE 800, Stealth 500P, Ear Force Stealth 400 and P12 headsets.
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
HyperSound Segment

	December 31,
	2015	2014	2013

HyperSound	912	707	—
Gross Profit	(2,141)	117	—
Gross Margin	(234.8)%	16.5%	—%
Cash Margin	(105.8)%	31.3%	—%
(1) Excludes non-cash charges of $1.2 million, $0.1 million and $0.0 million, respectively.

Comparison of Fiscal Years 2015 and 2014

Net revenues for the year ended December 31, 2015 were $0.9 million and reflect the initial sales of the HyperSound Clear 500P product that launched in November 2015, compared to $0.7 million in the prior year primarily from the first wide-scale deployment of the commercial product in Activision Call of Duty® retail displays.

As a result of certain start-up costs related to the HyperSound Clear 500P product, including the incremental amortization expense related to technological feasibility of the purchased in-process research and development intangible asset, gross profit as a percentage of net revenue was negative for the year ended December 31, 2015. Excluding these costs, the cash margin was 39.8% reflecting the initial shipments of the higher margin HyperSound Clear 500P product.

Operating Expenses

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands)
Selling and marketing	$31,829	$33,442	$31,645
Research and development	11,556	9,400	4,873
General and administrative	21,484	17,159	8,349
Business transaction costs	—	3,744	3,864
Goodwill impairment	49,822	—	—
Restructuring charges	399	747	—
Total operating expenses	$115,090	$64,492	$48,731
Operating expenses increased largely due to additional costs associated with the expansion of the HyperSound business and additional headcount required of a public company partially offset by cost reductions in marketing.
Selling and Marketing
Selling and marketing expense for the year ended December 31, 2015 totaled $31.8 million, or 19.6% as a percentage of net revenues, compared to $33.4 million, or 18.0% as a percentage of net revenues, for the prior year. The 4.8% decrease was primarily due to lower direct media spend and licensing costs ($1.5 million) and a reduction in trade show spend ($0.9 million) in connection with a strategic shift to more targeted promotional activity, partially offset by incremental marketing costs and additional sales force related to the HyperSound Clear 500P product launch.
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
Research and Development
The increase in research and development expenses for the year ended December 31, 2015 versus the prior year was primarily due to increased staffing levels to support the development of the HyperSound Clear 500P product ($1.9 million) as well as new advanced audio and wireless development initiatives to expand our Xbox One compatible headset portfolio and launch of our true multiplatform headset - the EarForce PX24 ($0.3 million).

The increase in research and development expenses for the year ended December 31, 2014 versus the comparable prior year was primarily due to HyperSound product development efforts ($3.6 million), increased staffing levels to support the development of technology leading headsets for the new generation consoles and, an investment in product development for the HyperSound Clear 500P product.

General and Administrative
General and administrative expenses for the year ended December 31, 2015 increased $4.3 million to $21.5 million compared to $17.2 million for the year ended December 31, 2014. The year over year increase was primarily driven by higher employee costs as a result of the full year impact of additional headcount required of a public company ($1.5 million), legal fees associated with recent public filings in connection with our stock option exchange and financing activities ($0.7 million) and higher stock compensation expense ($0.7 million).

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
Goodwill Impairment
As a result of our annual impairment test, we recorded a $49.8 million goodwill impairment charge in connection with the decline in implied fair value of the HyperSound reporting unit. There were no such charges in 2014 or 2013.

Business Transaction
Business transaction expenses for the year ended December 31, 2014 incurred in connection with the Merger included investment banker success fees of $2.2 million payable upon the close of the merger and legal and accounting fees required to complete the transaction compared to $3.9 million for the year ended December 31, 2013 related to due diligence and legal costs related to the acquisition of the HyperSound business that closed in January 2014.
Restructuring Charges
During 2014, we began to focus on company-wide overhead and operating expense cost reduction activities, such as closing excess facilities and reducing redundancies. In connection with our efforts to improve our operating efficiency and reduce costs, over the past two years, we completed the closure of certain warehouse operations and the production operations at one of our contract manufacturing operations in China.

Interest Expense
Interest expense decreased $2.1 million for the year ended December 31, 2015 primarily due to the write-off of $2.2 million of unamortized debt issuance costs related to the refinancing of our credit facility in the comparable period. Excluding this item, interest expense increased $0.1 million as additional interest related to the issuance of the Term Loan Due 2019 and subordinated notes offset by savings associated with rate reductions and lower average borrowings on our revolving line of credit.
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
Income Taxes
During 2015, as a result of cumulative losses in recent years primarily due to incremental costs associated with the console transition, acquisition costs and initial investments in the HyperSound business, the Company concluded that a full valuation allowance is required on its net deferred tax assets.

Income tax expense for the year ended December 31, 2015 was $2.4 million at an effective tax rate of (3.0)% compared to income tax benefit $6.3 million for the year ended December 31, 2014 at an effective tax rate of 28.8%. The effective tax rate was primarily impacted by two discrete items, the release of certain reserves related to uncertain tax positions due to the closure of an IRS examination and the establishment of a valuation allowance on all of our deferred tax assets in the United States and the United Kingdom

Income tax benefit for the year ended December 31, 2014 was $6.3 million at an effective tax rate of 28.8% compared to income tax expense of $1.1 million for the year ended December 31, 2013 at an effective tax rate of 21.5%. The Company’s effective tax rate for this year differed from the U.S. federal statutory rate of 35% primarily due to differences in book and tax treatment of transaction costs, interest on the Series B Redeemable Preferred Stock and other non-deductible expenses.

Liquidity and Capital Resources
Our primary sources of working capital are cash flow from operations and availability of capital under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows, and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	2015	2014	2013
	(in thousands)
Cash and cash equivalents at beginning of period	$7,908	$6,509	$5,219
Net cash provided by (used for) operating activities	(15,133)	(14,834)	18,290
Net cash provided by (used for) investing activities	(6,693)	557	(6,167)
Net cash provided by (used for) financing activities	21,134	15,969	(11,017)
Effect of foreign exchange on cash	(102)	(293)	184
Cash and cash equivalents at end of period	$7,114	$7,908	$6,509
Operating activities
Cash used for operating activities for the year ended December 31, 2015 was $15.1 million, a decline of $0.3 million as compared to $14.8 million for the year ended December 31, 2014. The year-over-year decrease is primarily the result of lower net income adjusted for non-cash expenses and higher year-over-year payments of accounts payable due to incremental expenses incurred in connection with the launch of the HyperSound Clear 500P product. These impacts were offset, in part, by the valuation allowance recorded on the Company's deferred tax assets.

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

Investing activities
Cash used for investing activities was $6.7 million during the year ended December 31, 2015 compared to cash provided by investing activities of $0.6 million in 2014, which included $4.1 million of cash acquired in the Merger. Capital expenditures increased $3.2 million compared to the prior year to $6.7 million primarily due to expenditures on tooling related to the expansion of our headset portfolio and the initial production line for HyperSound Clear 500P as well as interactive display purchases in connection with our initial international headset display units.
Cash provided by investing activities was $0.6 million during the year ended December 31, 2014 compared to cash used for investing activities of $6.2 million during the year ended December 31, 2013, as a result of $4.1 million of cash acquired in the Merger. During 2013, we refreshed demonstration units at key retailers and purchased new convention booth equipment in advance of the new generation console releases, and as such capital expenditures declined in the year ended December 31, 2014 to $3.5 million from $6.2 million in 2013.
Financing activities
Net cash provided by financing activities was $21.1 million during the year ended December 31, 2015 compared to $16.0 million and $11.0 million of cash used in financing activities during the years ended December 31, 2014 and 2013, respectively. Financing activities in 2015 included the issuance of a $15 million term loan and $16.3 million principal amount of subordinated notes, partially offset by repayments of term loans and net payments on our revolving credit facilities of $8.8 million.
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

Management assessment of liquidity
Management believes that our current cash and cash equivalents, the amounts available under our revolving credit facility, the impact of the proceeds from our recent term loans and subordinated notes, and equity raise and cash flows derived from operations will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.
On February 5, 2016, we received approximately $6.2 million in net proceeds in connection with the successful closure of a public offering of 5.0 million shares of common stock and a separate, concurrent, side-by-side private placement of 1.7 million shares of common stock at a price of $1.00 per share. In accordance with certain amendments to our Credit Facility, these proceeds were applied against the outstanding principal balance of the working capital line of credit.

We believe the combination of our revolving credit facility, long-term debt and cash flow generated by our gaming headset business will cover incremental costs related to the continued launch of the HyperSound Clear 500P product and provide the necessary liquidity to fund our annual working capital needs, particularly during the gaming industry’s seasonal slow period in the first half of the year.

Foreign cash balances at December 31, 2015 and December 31, 2014 were $0.2 million and $2.5 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of December 31, 2015, interest rates for outstanding borrowings were 5.00% for base rate loans and 2.92% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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

On November 2, 2015, the Company entered into a sixth amendment to the Credit Facility that modified certain provisions to provide (i) that the Company will make certain periodic reports with respect to certain financial metrics, (ii) that the existing financial covenants are suspended and replaced by amended EBITDA levels during the months ended September 30, 2015 through the month ending November 30, 2015, and (iii) that the loan availability is decreased by an additional block.

On December 1, 2015, in connection with the sixth amendment, the Company further amended certain provisions of the Credit Facility to, among other things, amend the definition of EBITDA to exclude certain non-recurring expenses and replace certain financial covenants by amended EBITDA levels each month beginning with the month ended December 31, 2015 through (and including) the month ending March 31, 2017 (with revised financial covenants to be agreed based on new financial projections after such date) on both an overall and segment-by-segment basis.

On February 1, 2016, the Company further amended certain provisions of the Credit Facility to, among other things, provide that, on or prior to February 5, 2016, the Company receive net proceeds of not less than $6.0 million of additional equity capital or additional third lien debt financing and apply such proceeds against the outstanding principal balance of the working capital line of credit, amend the definition of EBITDA to exclude certain non-recurring expenses and replace certain financial covenants by amended EBITDA levels. The Company satisfied its paydown obligation with the proceeds from the recent offering and private placement.

As of December 31, 2015, the Company was in compliance with all the amended financial covenants, and excess borrowing availability was approximately $3.8 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.
Term Loans

Term Loan Due 2018

On December 29, 2014, the Company amended the Credit Facility to permit the repayment of $7.7 million of existing subordinated debt and accrued interest with the proceeds of an additional loan (the “Term Loan”). The Term Loan will result in modified financial covenants while it is outstanding, will bear interest at a rate of LIBOR for the applicable interest period plus 5% and will be repaid in equal monthly installments beginning on April 1, 2015 and ending on April 1, 2018. As of December 31, 2015, the outstanding principal balance was $5.8 million,

Term Loan Due 2019

On July 22, 2015, the Company and its subsidiaries, entered into a term loan, guaranty and security agreement (the “Term Loan Due 2019”) with Crystal Financial LLC, as agent, sole lead arranger and sole bookrunner, Crystal Financial SPV LLC and the other persons party thereto (“Crystal”), which provides for an aggregate term loan commitment of $15 million that bears interest at a rate per annum equal to the 90-day LIBOR rate plus 10.25%. Under the terms of the Term Loan Due 2019, the Company is required to make payments of interest in arrears on the first day of each month beginning August 1, 2015 and will repay the principal in monthly payments beginning January 1, 2016, with a final payment on June 28, 2019, the maturity date.

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

On February 1, 2016, the Company entered into a third amendment to amend certain provisions to, among other things, provide that net proceeds from additional equity capital or additional third lien debt financing are applied against the outstanding principal balance of the working capital line of credit, amend the definition of EBITDA to exclude certain non-recurring expenses and replace certain financial covenants by amended EBITDA levels each month beginning with the month ended December 31, 2015 and on a trailing twelve-month period basis beginning with the period ending October 31, 2016, through the termination date on both an overall and segment-by-segment basis.

As of December 31, 2015, the Company was in compliance with the amended financial covenants, and outstanding principal balance was $12.6 million.
Subordination Agreement
On November 16, 2015, as a condition precedent to our lenders permitting certain subordinated notes, we entered into a subordinated agreement with and between certain parties that our obligations under any such notes would be subordinated in right of payment in full of all the Company's obligations under the Credit Facility and Term Loan Due 2019.
Subordinated Notes - Related Party
Concurrently with the completion of the Term Loan Due 2019, the Company amended and restated each of its outstanding subordinated notes (the “Amended Notes”). The $13.8 million obligation of the Company under the Amended Notes is subordinate and junior to the prior payment of amounts due under the Credit Facility and Term Loan Due 2019. In addition, the stated maturity date of the Amended Notes was extended to September 29, 2019, subject to acceleration in certain circumstances, such as a change of control in the Company. The Amended Notes bear interest at a rate per annum equal to LIBOR plus 10.5% and shall be paid-in-kind by adding the amount to the principal amount due. Further, as consideration for the concessions in the Amended Notes, the Company issued warrants to purchase 1.7 million of the Company’s common stock at an exercise price of $2.54 per share.

On November 16, 2015, the Company issued a $2.5 million subordinated note (the “November Note”) to SG VTB, the proceeds of which, as set forth in the amendment to the Term Loan Due 2019, were applied against the outstanding balance of the Term Loan Due 2019. The November Note will bear interest at a rate of 15% per annum until its maturity date, which is September 29, 2019, and is subordinated to all senior debt of the Company. In connection with the November Note, the Company issued a warrant to purchase 1.4 million shares of the Company’s common stock at an exercise price of $2.00 per share.

SG VTB is an affiliate of Stripes Group LLC (“Stripes”), a private equity firm focused on internet, software, healthcare IT and branded consumer products businesses. Kenneth A. Fox, one of our directors, is the managing general partner of Stripes and the sole manager of SG VTB and Ronald Doornink, our Chairman of the Board, is an operating partner of Stripes.

Series B redeemable preferred stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. We are required to redeem the Series B Redeemable Preferred Stock on the earlier to occur of September 28, 2030 or the occurrence of a liquidation event (as defined in VTBH's Certificate of Incorporation) at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $16.1 million and $14.9 million as of December 31, 2015 and December 31, 2014, respectively.
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

In connection with the Merger, the Company performed a valuation of the acquired goodwill and intangible assets and recorded $81.0 million of goodwill based on the fair values of the assets acquired and liabilities assumed. The Company conducted its annual impairment assessment as of November 1, 2015, and based on the two-step impairment test, recorded a $49.8 million goodwill impairment charge, which resulted in a $31.2 million remaining carrying value as of December 31, 2015. Refer to Note 1, “Summary of Significant Accounting Policy” for further details.
Management's forecasts of planned revenue are largely dependent on the market acceptance and continued channel expansion of the Company's recently launched HyperSound Clear 500P product to generate the projected revenue in subsequent years. If the performance of the Company's HyperSound Clear 500P product in the hearing healthcare market does not meet expectations based on initial market data, a future impairment charge could result for a portion or all of the remaining goodwill. The amount of any impairment is dependent on the performance of the business which is dependent upon a number of variables which cannot be predicted with certainty.
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
The determination of the need for a valuation allowance on deferred tax assets requires Management to make assumptions and to apply judgment, including forecasting future earnings, taxable income, and the mix of earnings in the jurisdictions in which we operate. During 2015, as a result of cumulative losses in recent years primarily due to incremental costs associated with the console transition, acquisition costs and initial investments in the HyperSound business, the Company concluded that a full valuation allowance is required on its net deferred tax assets.
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
Off-Balance Sheet Arrangements
Off balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity for which we have an obligation to the entity that is not recorded in the consolidated financial statements. As of December 31, 2015, there are no significant off-balance sheet arrangements.

Contractual Obligations
Our principal commitments primarily consist of obligations for minimum payment commitments to leases for office space, redeemable preferred stock and the revolving credit facility. As of December 31, 2015, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
	(in thousands)
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Contractual Obligations: (1)
Operating lease obligations (2)	$8,750	$1,608	$3,369	$2,360	1,413
Series B Redeemable Preferred Stock (3)	51,928	—	—	—	51,928
Long term debt (4)	68,079	37,267	7,705	23,107	—
Interest payments on long-term debt (5)	13,386	1,449	1,810	10,127	—
Total	$142,143	$40,324	$12,884	$35,594	$53,341
(1) Contractual obligations exclude tax liabilities of $1.5 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
(2) Operating lease agreements represent obligations to make payments under non-cancelable lease agreements for its facilities.
(3) In September 2010, VTBH issued shares of its Series B Redeemable Preferred Stock. If the Series B Redeemable Preferred Stock is still outstanding as of October 2030 or if the Company experiences a liquidation event as defined in VTBH's Certification of Incorporation, the Company will be required to redeem the shares for an aggregate of $51.9 million, which is comprised of the aggregate purchase price of $12.4 million plus cumulative preferred dividends of 8.0% per annum, or $39.5 million in the aggregate. See Note 13, “Commitments and Contingencies”, for further information.
(4) On March 31, 2014 the Company entered into the Credit Facility that expires March 31, 2019. However, due to certain terms of the facility, the indebtedness is required to be classified as a current liability. Long term debt includes scheduled principal payments only. See Note 7, “Credit Facilities and Long-Term Debt” for further information.
(5) These amounts reflect estimated interest payments under our outstanding long-term debt agreements based on the applicable rates in effect as of December 31, 2015, except for interest payments under our Credit Facility because the amount that will be borrowed in future years is uncertain.

Item 7A - Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact its financial position due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily a result of fluctuations in interest rates, foreign currency exchange rates and inflation.

To date, the Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of December 31, 2015, we do not have any derivative financial instruments.
Interest Rate Risk
The Company's total variable rate debt is comprised of $32.5 million outstanding under the Credit Facility, $18.4 million presented as term loans and $14.7 million of Subordinated Notes. A hypothetical 10% increase in borrowing rates at December 31, 2015 would have resulted in a $0.6 million annual increase in interest expense on the existing principal balance.
Foreign Currency Exchange Risk
The Company has exchange rate exposure, primarily, with respect to the British Pound. As of December 31, 2015, 2014 and 2013, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Turtle Beach Corporation
San Diego, California

We have audited the accompanying consolidated balance sheets of Turtle Beach Corporation as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turtle Beach Corporation at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years in the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
Stamford, Connecticut
March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
VTB Holdings, Inc.
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2013, of VTB Holdings, Inc. Our audit also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of VTB Holdings, Inc. and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We have also audited the adjustments to the 2013 consolidated financial statements to retrospectively adjust the common shares outstanding on the consolidated statement of convertible preferred stock and stockholders’ equity (deficit) and the net loss per share disclosure (consolidated statements of operations and Note 10) as a result of the all-stock merger transaction between Turtle Beach Corporation (formerly Parametric Sound Corporation) and VTB Holdings, Inc. as discussed in Notes 1 and 2 to the consolidated financial statements. Our procedures included (1) comparing the amounts shown in the net loss per share disclosures for 2013 to the Company's underlying accounting analysis, (2) comparing the previously reported shares outstanding and statement of operations amounts per the Company's accounting analysis to the previously issued consolidated financial statements, and (3) recalculating the additional shares to give effect to the merger exchange ratio and testing the mathematical accuracy of the underlying analysis. In our opinion, such retrospective adjustments are appropriate and have been properly applied.

/s/ FREED MAXICK CPAs, P.C.
Buffalo, New York
March 28, 2014, except for Note 10 and
Supplemental Schedule as to which the date is March 30, 2015

Turtle Beach Corporation
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$7,114	$7,908
Accounts receivable, less allowances for $13,829 and $9,806 in 2015 and 2014, respectively	57,192	61,059
Inventories	26,146	38,400
Deferred income taxes	—	4,930
Prepaid income taxes	260	1,482
Prepaid expenses and other current assets	4,191	3,818
Total Current Assets	94,903	117,597
Property and equipment, net	6,859	6,722
Goodwill	31,152	80,974
Intangible assets, net	37,956	39,726
Deferred income taxes	—	1,128
Other assets	2,981	821
Total Assets	$173,851	$246,968
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Revolving credit facilities	$32,453	$36,863
Term loans	4,814	1,923
Accounts payable	17,680	35,546
Other current liabilities	14,236	14,525
Total Current Liabilities	69,183	88,857
Term loans, long-term portion	13,565	5,769
Series B redeemable preferred stock	16,145	14,916
Deferred income taxes	4	648
Subordinated notes - related party	15,365	—
Other liabilities	2,937	5,592
Total Liabilities	117,199	115,782
Commitments and Contingencies
Stockholders' Equity
Common stock, $0.001 par value - 100,000,000 and 50,000,000 shares authorized; 42,529,502 and 42,027,991 shares issued and outstanding as of December 31, 2015 and 2014, respectively	43	42
Additional paid-in capital	136,693	128,084
Retained earnings (accumulated deficit)	(79,618)	3,289
Accumulated other comprehensive loss	(466)	(229)
Total Stockholders' Equity	56,652	131,186
Total Liabilities and Stockholders' Equity	$173,851	$246,968

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation
Consolidated Statements of Operations

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands, except share and per share data)
Net Revenue	$162,747	$186,176	$178,470
Cost of Revenue	122,056	135,509	128,141
Gross Profit	40,691	50,667	50,329
Operating expenses:
Selling and marketing	31,829	33,442	31,645
Research and development	11,556	9,400	4,873
General and administrative	21,484	17,159	8,349
Goodwill impairment	49,822	—	—
Restructuring charges	399	747	—
Business transaction costs	—	3,744	3,864
Total operating expenses	115,090	64,492	48,731
Operating income (loss)	(74,399)	(13,825)	1,598
Interest expense	5,099	7,209	6,626
Other non-operating expense, net	1,016	724	45
Loss before income tax expense (benefit)	(80,514)	(21,758)	(5,073)
Income tax expense (benefit)	2,393	(6,272)	1,090
Net loss	$(82,907)	$(15,486)	$(6,163)

Net loss per share :
Basic	$(1.96)	$(0.39)	$(0.49)
Diluted	$(1.96)	$(0.39)	$(0.49)
Weighted average number of shares:
Basic	42,269	39,665	12,700
Diluted	42,269	39,665	12,700

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Net loss	$(82,907)	$(15,486)	$(6,163)

Other comprehensive income (loss):
Foreign currency translation adjustment	(237)	(334)	184
Other comprehensive income (loss)	(237)	(334)	184
Comprehensive loss	$(83,144)	$(15,820)	$(5,979)

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net loss	$(82,907)	$(15,486)	$(6,163)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	5,901	5,800	4,422
Amortization of intangible assets	2,015	1,066	923
Amortization of deferred financing costs	360	2,621	1,556
Stock-based compensation	5,897	5,194	2,563
Accrued interest on Series B redeemable preferred stock	1,230	1,203	1,010
Paid in kind interest	947	1,138	342
Deferred income taxes	5,414	(9,998)	3,353
Provision for (Reversal of) sales returns reserve	2,113	(2,111)	(1,482)
Provision for (Reversal of) doubtful accounts	2	37	(235)
Provision for obsolete inventory	1,107	532	93
Loss on disposal of property and equipment	76	9	108
Loss on impairment of assets	49,822	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,752	(10,396)	18,761
Inventories	11,147	11,363	(9,030)
Accounts payable	(17,287)	(10,552)	19,946
Due to shareholders	—	(3,125)	(3,125)
Prepaid expenses and other assets	(712)	(212)	(1,778)
Income taxes payable	(1,700)	4,704	(9,780)
Other liabilities	(310)	3,379	(3,194)
Net cash provided by (used for) operating activities	(15,133)	(14,834)	18,290
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,693)	(3,536)	(6,167)
Cash acquired in business combinations	—	4,093	—
Net cash provided by (used for) investing activities	(6,693)	557	(6,167)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	217,644	157,982	51,250
Repayment of revolving credit facilities	(222,054)	(160,855)	(44,514)
Repayment of capital leases	(40)	(34)	—
Borrowings on term loan	15,110	7,692	—
Repayment of term loan	(4,423)	(14,500)	(26,750)
Repayment of subordinated notes	—	(18,481)	—
Proceeds from sale of common stock, net of issuance costs	—	37,230	—
Proceeds from exercise of stock options	731	1,618	—
Debt financing costs	(2,134)	(1,683)	(1,003)
Proceeds from issuance of subordinated notes	16,300	7,000	10,000
Net cash provided by (used for) financing activities	21,134	15,969	(11,017)
Effect of exchange rate changes on cash and cash equivalents	(102)	(293)	184
Net increase (decrease) in cash and cash equivalents	(794)	1,399	1,290
Cash and cash equivalents - beginning of period	7,908	6,509	5,219
Cash and cash equivalents - end of period	$7,114	$7,908	$6,509

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$1,731	$3,209	$3,694
Cash paid for income taxes	$16	$554	$8,224
Accrual for purchases of property and equipment	$841	$1,420	$1,104
Value of shares issued to acquire HyperSound business	$—	$113,782	$—
Conversion of Series A Preferred Stock	$—	$24,345	$—
Issuance of warrants	$1,983	$—	$—

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation
Consolidated Statement of Convertible Preferred Stock and Stockholders' Equity (Deficit)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
	(in thousands)
Balance at December 31, 2012	48,690	$24,345	12,700	$13	$(56,594)	$24,938	$(79)	$(31,722)
Net loss	—	—	—	—	—	(6,163)	—	(6,163)
Other comprehensive loss	—	—	—	—	—	—	184	184
Stock-based compensation	—	—	—	—	2,563	—	—	2,563
Balance at December 31, 2013	48,690	24,345	12,700	13	(54,031)	18,775	$105	(35,138)
Net loss	—	—	—	—	—	(15,486)	—	(15,486)
Other comprehensive income	—	—	—	—	—	—	(334)	(334)
Adjustment for reverse merger			7,275	7	113,775		—	113,782
Conversion of Series A Preferred	(48,690)	(24,345)	17,527	18	24,327		—	24,345
Cashless exercise of warrants	—	—	24	—	—	—	—	—
Sale of common stock, net of issuance costs	—	—	4,000	4	37,226	—	—	37,230
Stock options exercised	—	—	502	—	1,593	—	—	1,593
Stock-based compensation	—	—	—	—	5,194	—	—	5,194
Balance at December 31, 2014	—	—	42,028	42	128,084	3,289	$(229)	131,186
Net loss	—	—	—	—	—	(82,907)	—	(82,907)
Other comprehensive loss	—	—	—	—	—	—	(237)	(237)
Stock options exercised	—	—	502	1	729	—	—	730
Issuance of warrants	—	—	—	—	1,983	—	—	1,983
Stock-based compensation	—	—	—	—	5,897		—	5,897
Balance at December 31, 2015	—	$—	42,530	$43	$136,693	$(79,618)	$(466)	$56,652

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies
Organization
Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in San Diego, California and incorporated in the state of Nevada in 2010, is a premier audio technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach® and HyperSound® brands. Turtle Beach is a worldwide leading provider of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers, tablets and mobile devices. HyperSound technology is an innovative patent-protected sound technology that delivers immersive, directional audio offering unique potential benefits in a variety of commercial settings and consumer devices, including improved clarity and comprehension for listeners with hearing loss.
VTB Holdings, Inc. (“VTBH”), the parent holding company of the historical business of the headset business, was incorporated in the state of Delaware in 2010 with operations principally located in Valhalla, New York. Voyetra Turtle Beach, Inc. (“VTB”) was incorporated in the state of Delaware in 1975.
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

On January 15, 2014 the Company completed the merger (the “Merger”) with VTB Holdings, Inc. which was treated as a “reverse acquisition” with VTBH considered the accounting acquirer and surviving entity, as a wholly-owned subsidiary of the Company (f/k/a Parametric Sound Corporation), a publicly-traded company. Accordingly, VTBH's historical results of operations on a stand-alone basis replace Parametric’s historical results of operations for all periods on or prior to January 15, 2014, and for all periods following the Merger, the results of operations of both companies have been included.

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

Uses of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to use estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The significant estimates and assumptions used by management affect: sales return reserve, allowances for cash discounts, warranty reserve, valuation of inventory, valuation of long-lived assets, goodwill and other intangible assets, depreciation and amortization of long-lived assets, valuation of deferred tax assets, determination of fair value of stock-based awards, stock warrants and share based compensation. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the consolidated financial statements.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

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

Cost of Revenue and Operating Expenses
The following table illustrates the primary costs classified in each major expense category:

Cost of Revenue	Operating Expenses
Cost to manufacture products;	Payroll, bonus and benefit costs;
Freight costs associated with moving product from suppliers to distribution center and to customers;	Costs incurred in the research and development of new products and enhancements to existing products;
Costs associated with the movement of merchandise through customs;	Depreciation related to demonstration units;
Costs associated with material handling and warehousing;	Legal, finance, information systems and other corporate overhead costs;
Product royalty costs.	Sales commissions, advertising and marketing costs.
Product Warranty Obligations
The Company provides for product warranties in accordance with the contract terms given to various customers by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products.

Marketing Costs
Costs associated with the production of advertising, such as print and other costs, as well as costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first appears in public. Advertising costs were approximately $5.0 million, $4.8 million and $7.7 million for the years ended December 31, 2015, 2014 and 2013.

The Company also incurs co-operative advertising costs that represent reimbursements to customers for shared marketing expenses for sale of its products. These reimbursements are recorded as reductions of net revenue based on a percentage of sales for all period presented. Co-operative advertising reimbursements were approximately $3.6 million, $6.4 million and $4.3 million for the years ended December 31, 2015, 2014 and 2013.

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

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

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

Net Earnings (Loss) per Common Share
Basic earnings (loss) per share is calculated by dividing net income (loss) associated with common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options, stock warrants and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method.

Cash Equivalents
Cash and short-term highly liquid investments with original maturity dates of three months or less at time of purchase and no redemption restrictions are considered cash and cash equivalents. Cash and cash equivalents consist of cash on hand and money market accounts.

Inventories
Inventories consist primarily of finished goods and related component parts, and are stated at the lower of weighted average cost or market value (estimated net realizable value) using the first in, first out (“FIFO”) method. The Company maintains an inventory allowance for returned goods, slow-moving and unused inventories based on the historical trend and estimates. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. Inventory write-downs are included as a component of cost of revenues in the accompanying consolidated statements of operations.

Property and Equipment, net
Property and equipment are presented at cost less accumulated depreciation and amortization. Repairs and maintenance expenditures are expensed as incurred. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Estimated Life
Machinery and equipment	3 years
Software and software development	2-3 years
Furniture and fixtures	5 years
Tooling	2 years
Leasehold improvements	Term of lease or economic life of asset, if shorter
Demonstration units and convention booths	2 years
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
When performing our evaluation of goodwill for impairment, if we conclude qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is not required.  If we are unable to reach this conclusion, then we would perform the two-step impairment test.  Initially, the fair value of the reporting unit is compared to its carrying amount.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; we are required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired.  In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill and recognize a charge for impairment to the extent the carrying value exceeds the implied fair value.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  In addition, identifiable intangible assets having indefinite lives are reviewed for impairment on an annual basis using a methodology consistent with that used to evaluate goodwill.
There are inherent assumptions and estimates used in developing future cash flows requiring management judgment including projecting revenues, interest rates and the cost of capital.  Many of the factors used in assessing fair value are outside our control and it is reasonably likely that assumptions and estimates will change in future periods.  These changes can result in future impairments.  In the event our planning assumptions were modified resulting in impairment to our assets, the associated expense would be included in the Consolidated Statements of Operations, which could materially impact our business, financial condition and results of operations.
In connection with the Merger, the Company performed a valuation of the acquired goodwill and intangible assets and recorded $81.0 million of goodwill based on the fair values of the assets acquired and liabilities assumed. The Company conducted its annual impairment assessment as of November 1, 2015, and due to a shortfall in planned revenue in the fourth quarter of 2015, elected to bypass the qualitative analysis step and perform the Step 1 analysis. Step 1 of the goodwill impairment test was performed with the assistance of an independent valuation specialist using the discounted cash flow method.  Based on this

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

analysis, it was determined that the Company’s net book value exceeded its fair value thereby necessitating the performance of Step 2 of the goodwill impairment test.  As a result, the Company recorded a $49.8 million goodwill impairment charge, which resulted in a $31.2 million remaining carrying value as of December 31, 2015. The goodwill impairment can be attributed to planned revenues reflective of certain operational decisions, including a slower roll-out to ensure customer satisfaction, an increase to the risk factor that is included in the discount rate used to calculate the discounted cash flows and continued deterioration of the stock price. Prior to completing the goodwill impairment test, the Company tested the recoverability of the HyperSound long-lived assets (other than goodwill) and concluded that such assets were not impaired.
Management's forecasts of planned revenue are largely dependent on the market acceptance and continued channel expansion of the Company's recently launched HyperSound Clear 500P product to generate the projected revenue in subsequent years. If the performance of the Company's HyperSound Clear 500P product in the hearing healthcare market does not meet expectations based on initial market data, a future impairment charge could result for a portion or all of the remaining goodwill. The amount of any impairment is dependent on the performance of the business which is dependent upon a number of variables which cannot be predicted with certainty.

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

During 2015, as a result of cumulative losses in recent years primarily due to incremental costs associated with the console transition, acquisition costs and initial investments in the HyperSound business, the Company concluded that a full valuation allowance is required on its net deferred tax assets. A valuation allowance is established for deferred tax assets when management anticipates that it is more likely than not that all, or a portion of these assets would not be realized. In determining whether a valuation allowance is warranted, all positive and negative evidence and all sources of taxable income such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies are considered to estimate if sufficient future taxable income will be generated to realize the deferred tax asset.  The assessment of the adequacy of a valuation allowance is based on estimates of taxable income by jurisdiction and the period over which deferred tax assets will be recoverable.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods for current trends or expected changes in assumptions, the Company may need to modify the level of valuation allowance which could materially impact our business, financial condition and results of operations.

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

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at December 31, 2015 and 2014.

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

Accounts receivable are unsecured and represent amounts due based on contractual obligations of customers. Our three largest individual customers accounted for approximately 47% of our gross sales in the aggregate for the year ended December 31, 2015, or individually 18%, 15% and 14%, compared to 15%, 15% and 15% in 2014 and 16%, 15% and 14% in 2013. In addition, two customers accounted for 19% and 24% of accounts receivable as of December 31, 2015 and, 23% and 20% for December 31, 2014.

Concentrations of credit risk with respect to accounts receivable are mitigated due by performing ongoing credit evaluations of customers to assess the probability of collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, limiting the credit extended, and review of the invoicing terms of the contract. In addition the Company has credit insurance in place through a third party insurer against defaults by certain domestic and international customers, subject to policy limits. The Company generally does not require customers to provide collateral to support accounts receivable. The Company has recorded an allowance for doubtful accounts for those receivables that were determined not to be collectible.

Foreign cash balances at December 31, 2015 and 2014 were $0.2 million and $2.5 million, respectively.

Segment Information
In 2014, following the merger, the Company aggregated its two operating segments - Voyetra Turtle Beach (“Headset”) and HyperSound. In light of the subsequent development and launch of the HyperSound Clear 500P product, the Company evaluated whether its operating segments should continue to be aggregated for reporting purposes and determined that as a result of the new hearing healthcare product, the HyperSound operating segment will no longer have similar economic characteristics, production processes, clients or methods of distribution. As such, the Company has disclosed the Headset and HyperSound operating segments separately. The entire business is managed by a single management team whose Chief Operating Decision Maker is the Chief Executive Officer.

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

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company early adopted ASU 2015-17, as permitted for any interim and annual financial statements that have not yet been issued, effective December 31, 2015, prospectively. Accordingly, the deferred tax assets for the year ended December 31, 2014 were not retrospectively adjusted for this new standard.

In February 2016, the FASB issued ASU 2016-02, Leases, which amends various aspects of existing guidance for leases and requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The primary difference between previous guidance is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases. As a result, the Company will have to recognize a liability representing its lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Management is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption will have on the Company's financial position or results of operations.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Note 2. Business Combinations

Merger with Parametric Sound
On January 15, 2014, the Company completed the Merger with and into VTBH, pursuant to which VTBH became a wholly-owned subsidiary of the Company (f/k/a Parametric), in an all-stock, tax-free reorganization. VTBH entered into the Merger to acquire and commercialize certain technology and gain access to capital market opportunities as a public company.

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

Purchase Consideration and Net Assets Acquired

The fair value of Parametric's common stock used in determining the purchase price was $14.30 per share, the closing market price on January 15, 2014. The fair value of outstanding stock options included in the purchase consideration was determined by calculating the cumulative vesting attributable to Parametric employees for periods prior to the Merger, using the Black-Scholes option pricing model. Assumptions used in Black-Scholes calculations during such periods included: volatility ranging from 87% to 90%; risk-free interest rates ranging between 0.47% and 0.92%; forfeiture rates ranging from 1.1% to 4.1%; and expected lives ranging from 3.28 to 4.61 years.

The purchase price is as follows:

(in thousands)
Fair Value of Parametric shares outstanding	$104,027
Fair Value of Parametric stock options	9,755
Purchase Price	$113,782

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

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

During the year-ended December 31, 2015, the purchased in-process technology for research projects, primarily related to directed audio solutions that beam sound to a specific listening area without the ambient noise of traditional speakers, reached technological feasibility and was reclassified as an amortizable finite-lived asset and is being amortized over an estimated useful life of approximately eight years with the amortization being included within cost of revenue.

The excess purchase consideration over the fair values of assets acquired and liabilities assumed is recorded as goodwill. Goodwill is not amortized but tested for impairment on an annual basis or when the indicator for impairment exists.
The goodwill recorded is not tax deductible since the transaction was structured as a tax-free exchange.

Note 3. Fair Value Measurement
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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and debt instruments. As of December 31, 2015 and 2014, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted, and there were no outstanding financial assets and liabilities recorded at fair value on a recurring basis.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$7,114	$7,114	$7,908	$7,908
Credit Facility	32,453	32,453	36,863	36,863
Term Loans	18,379	18,179	7,692	7,692
Subordinated Debt	17,247	15,892	—	—

Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The Credit Facility and Term Loan Due 2018 carrying value equals fair value as the stated interest rate approximates market rates currently available to the Company, which are considered Level 2 inputs. The fair values of our Term Loan Due 2019 and Subordinated Debt are based upon an estimated market value calculation that factors principal, time to maturity, interest rate and current cost of debt, which is considered a Level 3 input.

Note 4. Allowance for Sales Returns
The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands)
Balance, beginning of period	$4,155	$6,266	$7,748
Reserve accrual	17,108	13,042	20,146
Recoveries and deductions, net	(14,995)	(15,153)	(21,628)
Balance, end of period	$6,268	$4,155	$6,266
Note 5. Composition of Certain Financial Statement Items
Inventories
Inventories, net consist of the following:

	December 31, 2015	December 31, 2014
	(in thousands)
Raw materials	$1,481	$2,065
Finished goods	24,665	36,335
Total inventories	$26,146	$38,400

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Property and Equipment, net
Property and equipment, net consists of the following:

	December 31, 2015	December 31, 2014
	(in thousands)
Machinery and equipment	$1,238	$599
Software and software development	1,022	847
Furniture and fixtures	284	226
Tooling	3,395	2,417
Leasehold improvements	1,255	104
Demonstration units and convention booths	16,531	13,702
Total property and equipment, gross	23,725	17,895
Less: accumulated depreciation and amortization	(16,866)	(11,173)
Total property and equipment, net	$6,859	$6,722
Depreciation and amortization expense on property and equipment, for the years ended December 31, 2015, 2014 and 2013 was $5.9 million, $5.8 million and $4.4 million, respectively.
Note 6. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying values of goodwill for the year ended December 31, 2015 are as follows:

(in thousands)
Balance as of January 1, 2015	$80,974

Impairment Charge (HyperSound)	49,822
Balance as of December 31, 2015	$31,152
Acquired Intangible Assets
Acquired identifiable intangible assets, and related accumulated amortization, as of December 31, 2015 and December 31, 2014 consist of:

	December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$3,213	2,583
Non-compete agreements	177	177	—
In-process Research and Development	27,100	1,018	26,082
Developed technology	8,880	225	8,655
Trade names	170	67	103
Patent and trademarks	730	37	693
Foreign Currency	(463)	(303)	(160)
Total Intangible Assets	$42,390	$4,434	$37,956

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$2,458	3,338
Non-compete agreements	177	177	—
In-process Research and Development	27,100	—	27,100
Developed technology	8,880	104	8,776
Trade names	170	33	137
Patent and trademarks	439	—	439
Foreign Currency	$(205)	$(141)	$(64)
Total Intangible Assets	$42,357	$2,631	$39,726
In October 2012, VTB acquired Lygo International Limited, subsequently renamed TB Europe. The acquired intangible assets relating to customer relationships and non-compete agreements are being amortized over an estimated useful life of thirteen years and two years, respectively, with the amortization being included within sales and marketing expense.

In January 2014, the merger between VTBH and Parametric was completed. The acquired intangible assets relating to developed technology, customer relationships and trade name are subject to amortization. Developed technology is being amortized over an estimated economic useful life of approximately seven years with the amortization being included within cost of revenue. Customer relationships and trade name are being amortized over an estimated useful life of two years and five years, respectively, with the amortization being included within sales and marketing expense. IPR&D is considered an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Accordingly, during the development period, the IPR&D was not amortized but rather subjected to impairment review.

During the year-ended December 31, 2015, the purchased in-process technology for research projects, primarily related to directed audio solutions that beam sound to a specific listening area without the ambient noise of traditional speakers, reached technological feasibility and was reclassified as an amortizable finite-lived asset and is being amortized over an estimated useful life of approximately eight years with the amortization being included within cost of revenue.

Amortization expense related to definite lived intangible assets of $2.0 million, $1.1 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2016	$8,402
2017	6,523
2018	6,021
2019	5,597
2020	1,348
Thereafter	10,225
Total	$38,116

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Note 7. Credit Facilities and Long-Term Debt

	December 31, 2015	December 31, 2014
	(in thousands)
Revolving credit facility, maturing March 2019	$32,453	$36,863
Term loans	18,379	7,692
Subordinated notes	15,365	—
Total outstanding debt	66,197	44,555
Less: current portion of revolving line of credit	(32,453)	(36,863)
Less: current portion of term loan	(4,814)	(1,923)
Total noncurrent portion of long-term debt	$28,930	$5,769
Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $3.5 million, $6.0 million and $5.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Amortization of deferred financing costs was $0.4 million, $2.6 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The amount for the year ended December 31, 2014 includes the write-off of $2.2 million in deferred financing costs associated with the repayment of the Company's former loan and security agreement. In connection with the Term Loan Due 2019 and Amended Notes, the Company incurred $4.1 million of financing costs, including $2.0 million related to the fair value of the warrants issued recorded as debt discount, which has been deferred and will be recognized over the term of the respective agreements.
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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of December 31, 2015, interest rates for outstanding borrowings were 5.00% for base rate loans and 2.92% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

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

The Company determined that it would not meet the existing minimum EBITDA covenants under the Term Loan Due 2019 for September 30, 2015. Based on this determination, the Company began discussions in September 2015 with its lenders and secured an amendment dated November 2, 2015 (see below) to the Term Loan Due 2019 and the Credit Facility to suspend testing of the existing EBITDA covenants and to add certain amended covenants for the period from September 2015 through November 2015.

On November 2, 2015, the Company entered into a sixth amendment to the Credit Facility that modified certain provisions to provide (i) that the Company will make certain periodic reports with respect to certain financial metrics, (ii) that the existing financial covenants are suspended and replaced by amended EBITDA levels during the months ended September 30, 2015 through the month ending November 30, 2015, and (iii) that the loan availability is decreased by an additional block.

On December 1, 2015, in connection with the sixth amendment, the Company further amended certain provisions of the Credit Facility to, among other things, provide that, prior to January 29, 2016, the Company raise additional equity capital or third lien debt financing and apply such proceeds against the outstanding principal balance of the Credit Facility and amend the definition of EBITDA to exclude certain non-recurring expenses and replace certain financial covenants by amended EBITDA levels each month beginning with the month ended December 31, 2015 through (and including) the month ending March 31, 2017 (with revised financial covenants to be agreed based on new financial projections after such date) on both an overall and segment-by-segment basis.

On February 1, 2016, the Company further amended certain provisions of the Credit Facility to, among other things, provide that, on or prior to February 5, 2016, the Company receive net proceeds of not less than $6.0 million of additional equity capital or additional third lien debt financing and apply such proceeds against the outstanding principal balance of the working capital line of credit, amend the definition of EBITDA to exclude certain non-recurring expenses and replace certain financial covenants by amended EBITDA levels. The Company satisfied its paydown obligation with the proceeds from the recent offering and private placement. Refer to Note 15, “Equity Offering” for further details.

As of December 31, 2015, the Company was in compliance with all the amended financial covenants, and excess borrowing availability was approximately $3.8 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

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

On November 2, 2015, the Company entered into an amendment to the Term Loan Due 2019 to, among other things, provide (i) that upon receipt all the proceeds from the future issuance of subordinated notes will immediately be used to prepay outstanding principal in an amount equal to $2.5 million, (ii) that the Company will make certain periodic reports with respect to certain financial metrics, (iii) that the existing financial covenants are suspended and replaced by amended EBITDA levels during the months ended September 30, 2015 through the month ending November 30, 2015.

On December 1, 2015, in connection with the first amendment, the Company further amended certain provisions of the Term Loan Due 2019 to, among other things, (i) that, prior to January 29, 2016, the Company raise additional equity capital or third lien debt financing and apply such proceeds against the outstanding principal balance of the Credit Facility, (ii) replace certain financial covenants by amended EBITDA levels each month beginning with the month ended December 31, 2015 through the termination date of the agreement on both an overall and segment-by-segment basis, (iii) that the testing of the consolidated leverage ratio covenants would be suspended through April 2017 and (iv) that the existing loan availability block remain in place.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

On February 1, 2016, the Company entered into a third amendment to amend certain provisions to, among other things, provide that net proceeds from additional equity capital or additional third lien debt financing are applied against the outstanding principal balance of the working capital line of credit, amend the definition of EBITDA to exclude certain non-recurring expenses and replace certain financial covenants by amended EBITDA levels each month beginning with the month ended December 31, 2015 and on a trailing twelve-month period basis beginning with the period ending October 31, 2016, through the termination date on both an overall and segment-by-segment basis.

Subordination Agreement
On November 16, 2015, as a condition precedent to the Company's lenders permitting us to enter into certain subordinated notes, the Company entered into a subordination agreement with and between Bank of America and Crystal, pursuant to which the parties agreed that the Company's obligations under any such notes would be subordinate in right of payment to the payment in full of all the Company’s obligations under the Credit Facility and Term Loan Due 2019.
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

On June 17, 2015, the Company issued a subordinated note (the “June Note”) with an aggregate principal amount of $3.0 million to SG VTB. The June Note was issued at an interest rate of 10% per annum until the maturity date of the June Note (which was September 17, 2015 but could be extended up to two additional 90 day periods upon the written agreement of the Company and the noteholder), with interest accruing and being added to the principal amount of the June Note quarterly. Following the maturity date, the interest rate would have increased to 20% per annum. In addition, the Company had the option to request that SG VTB make, in SG VTB’s sole discretion, additional advances from time to time up to an aggregate principal amount of $15.0 million. Prior to the amendment (see below), after an additional advance of $6.0 million on July 8, 2015, $9.0 million was outstanding under the June Note.

Concurrently with the completion of the Term Loan Due 2019, the Company amended and restated each of its outstanding subordinated notes (the “Amended Notes”). The obligations of the Company under the Amended Notes is subordinate and junior to the prior payment of amounts due under the Credit Facility and Term Loan Due 2019. In addition, the stated maturity date of the Amended Notes was extended to September 29, 2019, subject to acceleration in certain circumstances, such as a change of control in the Company. The Amended Notes bear interest at a rate per annum equal to LIBOR plus 10.5% and shall be paid-in-kind by adding the amount to the principal amount due. Further, as consideration for the concessions in the Amended Notes, the Company issued warrants to purchase 1.7 million of the Company’s common stock at an exercise price of $2.54 per share.

On November 16, 2015, the Company issued a $2.5 million subordinated note (the “November Note”) to SG VTB, the proceeds of which, as set forth in the amendment to the Term Loan Due 2019, were applied against the outstanding balance of the Term Loan Due 2019. The November Note will bear interest at a rate of 15% per annum until its maturity date, which is September 29, 2019, and is subordinated to all senior debt of the Company.

In consideration of the credit extended under the November Note, the Company entered into a Third Lien Continuing Guaranty, (as amended, the “Third Lien Guaranty”), under which they guarantee and promise to pay to Stripes, any and all obligations of the Company under the November Note. To secure our obligations under the November Note and the Third Lien Guaranty, the Company entered into a Third Lien Security Agreement, dated as of November 16, 2015, pursuant to which Stripes was granted

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

a security interest upon all property of the VTB and VTBH until the payment in full of the Subordinated Note or the release of the guarantee or collateral, as applicable.

SG VTB is an affiliate of Stripes Group LLC (“Stripes”), a private equity firm focused on internet, software, healthcare IT and branded consumer products businesses. Kenneth A. Fox, one of our directors, is the managing general partner of Stripes and the sole manager of SG VTB and Ronald Doornink, our Chairman of the Board, is an operating partner of Stripes.

Note 8. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands)
Federal:
Current	$(3,218)	$3,271	$(2,456)
Deferred	5,153	(9,424)	3,574
Total Federal	1,935	(6,153)	1,118
State and Local:
Current	197	455	54
Deferred	663	(347)	190
Total State and Local	860	108	244
Foreign
Current	—	—	233
Deferred	(402)	(227)	(505)
Total Foreign	(402)	(227)	(272)
Total	$2,393	$(6,272)	$1,090
The reconciliation between the provision (benefit) for income taxes and the expected provision (benefit) for income taxes at the U.S. federal statutory rate of 35% is as follows:

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands)
U.S. Operations	$(78,643)	$(21,639)	$(6,026)
Foreign Operations	(1,871)	(119)	953
Income (loss) before income taxes	(80,514)	(21,758)	(5,073)
Federal statutory rate	35%	35%	35%
Provision for income taxes at federal statutory rate	(28,180)	(7,615)	(1,776)
State taxes, net of federal benefit	805	37	158
Foreign tax rate differential	253	151	(282)
Research credits	—	(728)	—
Change in valuation allowance	8,528	—	—
Impairment charge	17,438	—	—
Acquisition costs	—	613	865
Stock compensation	3,384	—	—
Interest on Series B Preferred Stock	430	421	353
Prior year adjustment	518	27	1,177
Change in unrecognized tax benefits	(1,024)	875	—
Other	241	(53)	595
Provision (benefit) for income taxes	$2,393	$(6,272)	$1,090

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

The income tax provision (benefit) reflects the current and deferred tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings, except those that are considered indefinitely reinvested, which at December 31, 2015 amounted to approximately $0.4 million. However, if these earnings were not considered indefinitely reinvested, the Company believes that it has enough foreign tax credits to offset any potential tax liability. The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside the United States and the current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The tax effects of significant items comprising the Company’s deferred tax assets/(liabilities) are as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Deferred Tax Assets:
Allowance for doubtful accounts	$38	$73
Inventories	914	543
Employee benefits	2,360	3,895
Net operating loss	16,992	11,422
Unrecognized tax benefits	623	3,045
Other	1,672	677
	22,599	19,655
Valuation allowance	(9,366)	—
Total deferred tax assets	13,233	19,655

Deferred Tax Liabilities:
Depreciation and amortization	(151)	(734)
Intangible assets	(13,086)	(13,511)
Total deferred tax liabilities	(13,237)	(14,245)
Net deferred tax assets (liabilities)	$(4)	$5,410
At December 31, 2015, the Company has $44.6 million of net operating loss carryforwards and $20.6 million of state net operating loss carryforwards, which will begin to expire in 2029. An ownership change occurred on January 15, 2014, and
$12.7 million of federal net operating losses included in the above are pre-change losses subject to Section 382. The Company believes, based on the estimated Section 382 limitation and the net operating loss carryforward period, that the pre ownership change net operating losses can be fully utilized in future years if there is sufficient taxable income in such carryforward period.

The realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. During 2015, as a result of cumulative losses in recent years primarily due to incremental costs associated with the console transition, acquisition costs and initial investments in the HyperSound business, the Company concluded that a full valuation allowance is required on its net deferred tax assets.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized.  Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Gross unrecognized tax benefit, beginning of period	$3,965	$1,468
Additions based on tax positions related to the current year	—	2,497
Decreases based on tax positions in a prior period	(2,497)	—
Gross unrecognized tax benefit, end of period	$1,468	$3,965
The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establish tax reserves for uncertain tax positions that do not meet this threshold. To the extent these unrecognized tax benefits are ultimately

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

recognized, approximately $1.5 million will impact the Company’s effective tax rate in a future period. Interest and penalties associated with income tax matters are included in the provision for income taxes. As of December 31, 2014, the Company had uncertain tax positions of $2.2 million, inclusive of $0.7 million of interest and penalties.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. Below is a summary of the filing jurisdictions and open tax years:

Open Years
U.S. Federal	2012 - 2014
California	2011 - 2014
New Jersey	2011 - 2014
New York	2012 - 2014
Pennsylvania	2012 - 2014
Texas	2011 - 2014
United Kingdom	2012 - 2014
Note 9. Preferred Stock

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

For the years ended December 31, 2015, 2014, and 2013, the Company recognized $1.2 million, $1.2 million and $1.0 million, respectively, of interest expense on the Preferred Stock. The redemption value was $16.1 million and $14.9 million as of December 31, 2015 and 2014, respectively. The Company has recorded the Preferred Stock as a non-current liability due to its mandatory redemption provisions for all periods presented.

There were no dividends declared during the years ended December 31, 2015, 2014 and 2013.

As of December 31, 2015, 2014, and 2013, 1,000,000 shares of Series B redeemable preferred stock are authorized, issued and outstanding.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Note 10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders:

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands, expect per-share data)
Net loss	$(82,907)	$(15,486)	$(6,163)

Weighted average common shares outstanding — Basic	42,269	39,665	12,700
Plus incremental shares from assumed conversions:
Dilutive effect of stock options, warrants, unvested awards	—	—	—
Weighted average common shares outstanding — Diluted	42,269	39,665	12,700

Net loss per share :
Basic	$(1.96)	$(0.39)	$(0.49)
Diluted	$(1.96)	$(0.39)	$(0.49)

As described in Note 1, historical weighted-average shares amounts reflect the application of a 0.35997 conversion ratio to historical VTBH shares and weighted-average share amounts.

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

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands)
Stock options	6,260	6,081	3,961
Warrants	954	36	—
Unvested restricted stock awards	54	6	—
Total	7,268	6,123	3,961

Note 11. Stock-Based Compensation
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

Stock option awards outstanding under the Company’s Plans are time-based and granted at exercise prices which are equal to the market value of the Company’s common stock on the grant date (determined in accordance with the applicable Plan), and expire no later than ten years of the date of grant, but only to the extent they have vested. The options generally vest as specified in the option agreements subject, in some instances, to acceleration in certain circumstances. The restrictions on

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

restricted stock generally lapse over a three-year period from the date of the grant. In the event a participant terminates employment with the Company, any vested stock options and any restricted stock still subject to restrictions are generally forfeited if they are not exercised within 90 days.

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

Pursuant to the Exchange Offer, eligible option holders tendered, and the Company accepted for cancellation, eligible stock options to purchase an aggregate of 4,382,918 shares of common stock and in exchange granted new options to purchase 2,624,657 shares of common stock (the “Replacement Options”). The exercise price per share of the new options granted in the exchange offer was $1.93, the last reported sale price per share of the Company’s common stock on the new stock option grant date, which was May 20, 2015.

The exchange was treated as a modification of the terms or conditions of the existing option awards. Accordingly, the Company will recognize incremental compensation costs of $0.8 million ratably over the vesting period of the Replacement Options, of which $0.5 million was recognized for the year ended December 31, 2015 and, the remainder is expected to be recognized over a remaining weighted average vesting period of 1.7 years.

In addition to reducing our equity award overhang by 1.8 million options, the exchange returned approximately 1.1 million shares related to the 2012 Plan or the 2013 Plan shares terminated in connection with the exchange to the 2013 Plan reserve. The following table presents the stock activity and the total number of shares available for grant as of December 31, 2015:

(in thousands)
Balance at December 31, 2014	443
Plan Amendment	3,200
Options Exchange shares returned	1,111
Options granted	(2,480)
Restricted Stock granted	(66)
Forfeited/Expired shares added back	1,050
Balance at December 31, 2015	3,258
Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company's stock-based awards, was comprised as follows:

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands)
Cost of revenue	$889	$310	$60
Selling and marketing	320	866	343
Research and development	784	846	342
General and administrative	3,904	3,172	1,818
Total stock-based compensation	$5,897	$5,194	$2,563

Forfeitures on option grants are estimated at 10% based on evaluation of historical and expected future turnover for non-executives and 0% based for executives. Stock-based compensation expense was recorded net of estimated forfeitures, such

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

that expense was recorded only for those stock-based awards that are expected to vest. The Company reviews this assumption periodically and will adjust it if it is not representative of future forfeiture data and trends within employee types (executive vs. non-executive).

The associated tax benefit recognized in the Consolidated Statements of Operations for the fiscal years ended December 31, 2015, 2014 and 2013 was approximately $2.1 million, $1.9 million and $0.9 million, respectively. In addition, cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock-based compensation arrangements (“excess tax benefits”) are classified as financing cash flows only when realized.  As such, for the fiscal year ended December 31, 2015 and 2014, excess tax benefits from stock-based compensation arrangements of $0.1 million and $0.7 million, respectively, were not recognized. The Company received $0.7 million and $1.6 million in cash from the exercise of stock options during the years ended December 31, 2015 and 2014, respectively. None of the Company's stock options were exercised for the year ended December 31, 2013.

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2014	6,588,097	$5.08	6.96	$1,327,366
Option Exchange	(1,758,261)	10.31
Granted	2,480,152	2.02
Exercised	(501,511)	1.46
Forfeited	(1,195,093)	6.12
Outstanding at December 31, 2015	5,613,384	$2.19	7.89	$628,833
Vested and expected to vest at December 31, 2015	5,408,277	$2.29	7.84	$606,304
Exercisable at December 31, 2015	2,255,162	$2.25	6.39	$287,058
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $0.4 million for the year ended December 31, 2015.
As of December 31, 2015, total unrecognized compensation cost related to non-vested stock options granted to employees was $7.3 million, which is expected to be recognized over a remaining weighted average vesting period of 2.9 years.
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

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands)
Expected term (in years)	6.1	6.1	6.0
Risk-free interest rate	1.5% - 1.9%	1.8% - 2.0%	1.0% - 1.1%
Expected volatility	40.8% - 47.1%	47.5% - 49.8%	50.4% - 50.5%
Dividend rate	0%	0%	0%
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
The weighted average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $0.88, $5.27 and $1.16, respectively. The total estimated fair value of employee options vested during the years ended December 31, 2015, 2014 and 2013 was $3.0 million, $5.5 million and $2.8 million, respectively.
Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2014	6,396	$15.63
Granted	65,502	2.29
Nonvested restricted stock at December 31, 2015	71,898	3.48
As of December 31, 2015 total unrecognized compensation cost related to the nonvested restricted stock awards granted was $0.1 million, which is expected to be recognized over a remaining weighted average vesting period of 0.4 years.

Stock Warrants
In connection with and as consideration for the concessions in the Amended Notes, the Company issued to SG VTB and a trust affiliated with Ronald Doornink warrants to purchase 1.7 million shares of the Company’s common stock at an exercise price of $2.54 per share. The warrants are exercisable for a period of five years beginning on the date of issuance, July 22, 2015. The exercise price and the number of shares of Common Stock purchasable are subject to standard anti-dilution adjustments and do not carry any voting rights or other rights as a stockholder of the Company prior to exercise. The shares issuable upon exercise are also subject to the “demand” and “piggyback” registration rights set forth in the in the Company’s Stockholder Agreement, dated August 5, 2013, as amended July 10, 2014.

In connection with the November Note, the Company issued a warrant to purchase 1.4 million shares of the Company’s common stock at an exercise price of $2.00 per share to SG VTB. The exercise price and the number of shares are subject to standard anti-dilution adjustments and do not carry any voting rights as a stockholder of the Company prior to exercise. The warrant is exercisable for a period of ten years beginning on the date of issuance and does not entitle the holder to any voting rights or other rights as a stockholder of the Company prior to exercise.

The warrants meet the requirements for classification within equity as warrants entitle the holder to purchase a stated amount of shares of common stock at a fixed exercise price that are not puttable (either the warrant or the shares) to the Company or redeemable for cash.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

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

As of December 31, 2015 and 2014, 714,347, and 807,578 phantom units at a weighted-average exercise price of $0.93 and $0.88 have been granted and are outstanding. Because these phantom units are not exercisable or convertible into common shares, said amounts and exercise prices were not subject to the exchange ratio provided by the Merger agreement. As of December 31, 2015, compensation expense related to the Appreciation Plan units remained unrecognized because a change in control, as defined in the plan, had not occurred and is not anticipated by the Company. In July 2015, the Appreciation Plan was terminated as to new grants, but vested and unvested phantom units will continue.

Note 12. Segment and Geographic Information

In 2014, following the merger, the Company aggregated its two operating segments - Voyetra Turtle Beach (“Headset”) and HyperSound. During 2015, in light of the subsequent development and launch of the HyperSound Clear 500P product, the Company evaluated whether its operating segments should continue to be aggregated for reporting purposes and determined that as a result of the new hearing healthcare product, the HyperSound operating segment will no longer have similar economic characteristics, production processes, clients or methods of distribution. As such, the Company has disclosed the Headset and HyperSound operating segments separately. The entire business is managed by a single management team whose Chief Operating Decision Maker is the Chief Executive Officer.

The following tables show net revenues, operating income and total assets by reporting segments:

	December 31,
	2015	2014	2013
Net Revenues	(in thousands)
Headset	$161,835	$185,469	$178,470
HyperSound	912	707	—
Total	$162,747	$186,176	$178,470

Operating Income (Loss)
Headset	$(8,698)	$(311)	$1,598
HyperSound	(65,701)	(13,514)	—
Total	$(74,399)	$(13,825)	$1,598
Interest Expense	$5,099	$7,209	$6,626
Other non-operating expense, net	$1,016	$724	$45
Loss before income tax expense (benefit)	$(80,514)	$(21,758)	$(5,073)

	December 31, 2015	December 31, 2014
Total Assets	(in thousands)
Headset	$62,361	$82,798
HyperSound	111,490	164,170
Total	$173,851	$246,968

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

The following table represents total net revenue based on where customers are physically located:

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands)
North America	$117,526	$123,908	$123,224
United Kingdom	20,881	29,425	26,439
Europe	17,329	24,082	18,565
Other	7,011	8,761	10,242
Total net revenue	$162,747	$186,176	$178,470

The following table represents property and equipment based on physical location:

	Year Ended
	December 31,
	2015	2014
	(in thousands)
United States	$5,749	$6,612
International	1,110	110
Total	$6,859	$6,722

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

Shareholders Class Action: On August 5, 2013, VTBH and the Company (f/k/a Parametric) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company. Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a Merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company's Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which by agreement was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada cases denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. That denial is currently under review by the Nevada Supreme Court, which held a hearing on the Company's petition for review on September 1, 2015. After the hearing, the Nevada Supreme Court requested a supplemental briefing, which the parties completed on October 13, 2015. The Nevada Supreme Court also invited the Business Law Section of the Nevada State Bar to submit an amicus brief by December 3, 2015 and briefing was completed on February 23, 2016. The Company believes that the plaintiffs’ claims against it are without merit.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Dr. John Bonanno Complaint: On February 18, 2015, Dr. John Bonanno, a minority shareholder of VTBH, filed a complaint in Delaware Chancery Court alleging breach of contract against VTBH. According to the complaint, the Merger purportedly triggered a contractual obligation for VTBH to redeem Dr. Bonanno's stock. Dr. Bonanno requests a declaratory judgment stating that he is entitled damages including a redemption of his stock for the redemption value of $15.1 million (equal to the original issue price of his stock plus accrued dividends) as well as other costs and expenses. On February 8, 2016, the Delaware Chancery Court granted VTBH's motion to dismiss for improper venue, and Dr. Bonnano's complaint was dismissed without prejudice. VTBH maintains that the Merger did not trigger any obligation to redeem Mr. Bonanno's stock.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2015 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

Operating Leases

The Company leases office and warehouse spaces under operating leases that provide for future minimum rental lease payments under non-cancelable operating leases as of December 31, 2015, are as follows:

(in thousands)
2016	$1,608
2017	1,709
2018	1,660
2019	1,521
2020	839
Thereafter	1,413
Total	$8,750
Warranties

The Company warrants products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in other current liabilities:

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands)
Warranty, beginning of period	$493	$139	$165
Warranty costs accrued	693	850	614
Settlements of warranty claims	(606)	(496)	(640)
Warranty, end of period	$580	$493	$139
XO FOUR Stealth Product Recall: In August 2015, the Company received a limited number of reports from consumers and retailers that certain EAR FORCE® XO FOUR Stealth headsets appeared to have a white substance or spots on the ear pads. Upon receiving the reports, the Company promptly stopped shipping any units of the XO FOUR Stealth headsets and notified our retail customers to stop sales pending the results of the Company’s investigation. An outside laboratory engaged by the Company identified the substance as mold. In cooperation with the U.S. Consumer Product Safety Commission (“CPSC”), the Company is voluntarily recalling certain units of the headsets. As of December 31, 2015 and the date of this report, the

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Company has not received notice of any law suits against the Company in connection with the recall and is working with the contract manufacturer to collect reimbursement for certain related costs.
On February 3, 2016, the Company notified CPSC promptly upon discovery that a vendor had mistakenly shipped certain recalled headsets to fill online orders. The Company is contacting the affected purchasers directly to instruct them to participate in the recall.
Note 14. Selected Quarterly Financial Data - Unaudited

Fiscal 2015	Quarter
	First	Second	Third	Fourth (1)
	(in thousands, except per share data)
Net Revenue	$19,689	$22,612	$35,887	$84,559
Gross Margin	3,116	3,402	9,564	24,609
Net Income (Loss)	(10,593)	(9,898)	(15,880)	(46,536)
Earnings (Loss) Per Share
Basic	$(0.25)	$(0.23)	$(0.38)	$(1.09)
Diluted	$(0.25)	$(0.23)	$(0.38)	$(1.09)

Fiscal 2014	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net Revenue	$38,288	$22,296	$33,325	$92,267
Gross Margin	12,276	4,831	7,749	25,811
Net Income (Loss)	(2,906)	(9,302)	(5,638)	2,360
Earnings (Loss) Per Share
Basic	$(0.09)	$(0.23)	$(0.13)	$0.06
Diluted	$(0.09)	$(0.23)	$(0.13)	$0.06

(1) Includes goodwill impairment charge of $49.8 million

Note 15. Equity Offering

On February 2, 2016, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several other underwriters named therein, relating to an underwritten public offering (the “Offering”) of 5,000,000 shares of our common stock, at a price to the public of $1.00 per share (the “Offering Price”). Under the terms of the Underwriting Agreement, the Company also granted the underwriters a 30-day option to purchase up to an additional 750,000 shares of common stock at the Offering Price less the underwriting discount.

In addition, on February 1, 2016, the Company entered into a separate, concurrent, side-by-side private placement of 1,700,000 shares of its common stock at a price of $1.00 per share.

The Company expects to receive net proceeds from the Offering and a side by side private placement of approximately $6.2 million after deducting the underwriting discount and offering expenses. The Company will use all net proceeds from the Offering to pay down amounts outstanding under its working capital line of credit, which is consistent with past practice and required under the terms of our Credit Facility and Term Loan Due 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. This evaluation also included consideration of our internal controls and procedures for the preparation of our financial statements as required under Section 404 of the Sarbanes-Oxley Act of 2002. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

Notwithstanding the material weakness discussed below, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented, in conformity with U.S. generally accepted accounting principles.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Corporation's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness in the Corporation’s internal control over financial reporting.

The Company did not maintain effective internal controls over the review of certain assumptions related to the annual goodwill impairment assessment for 2015, which resulted in a material audit adjustment to goodwill and related disclosures in the Corporation’s consolidated financial statements for the year ended December 31, 2015. This control deficiency, if unremediated, could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Because of the material weaknesses described above, our management has concluded that as of December 31, 2015, our system of internal control over financial reporting was not effective based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of the material weakness, management has concluded that the Corporation's internal control over financial reporting was not effective as at December 31, 2015.

Management’s Remediation Plan

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. Management intends to take the following actions to address the material weakness:

Re-designing its controls, including the implementation of new controls, relating to the long-lived asset and goodwill impairment analysis, including: (i) enhancing the design and documentation of management review controls in order to enhance the precision at which management review controls operate, (ii) improving the documentation of internal control procedures, and (iii) enhancing the evaluation of the components of carrying value and comparison to the requirements of generally accepted accounting principles.

We are in the process of implementing our remediation plan. However, while we expect to take the necessary steps to establish and enhance controls designed to address the material weakness in the coming year, because the internal controls relate to impairment tests, which are event-driven or annual tests, we are unable at this time to estimate when the remediation will be completed.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there have been no changes in our internal control over financial reporting during the period covered that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item  9B - Other Information

None noted.

PART III

Item  10 - Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2015 in connection with our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) set forth under the captions “Election of Directors,” “Management Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item  11 - Executive Compensation

The information required by this Item is incorporated herein by reference to the information in our 2016 Proxy Statement set forth under captions “Corporate Governance,” “Executive Compensation and Related Information” and “Report of the Compensation and Management Development Committee.”

Item  12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information in our 2016 Proxy Statement set forth under the captions “Executive Compensation and Related Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item  13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information in our 2016 Proxy Statement set forth under the captions “Corporate Governance” and “Executive Compensation and Related Information.”

Item  14 - Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information in our 2016 Proxy Statement set forth under the captions “Audit and Non-Audit Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	List of documents filed as part of this Annual Report:

1.	The following Consolidated Financial Statements of the Company are filed as part of this Annual Report:
Reports of Independent Registered Public Accounting Firms;
Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2015, 2014 and 2013;
Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2015, 2014 and 2013;
Consolidated Balance Sheets as of December 31, 2015 and 2014;
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 2015, 2014 and 2013;
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2015, 2014 and 2013; and
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

TURTLE BEACH CORPORATION

Date:	March 30, 2016	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 30, 2016	/s/ JUERGEN STARK
Juergen Stark, Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	March 30, 2016	/S/ JOHN T. HANSON
John T. Hanson, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date:	March 30, 2016	/S/ RONALD DOORNINK
Ronald Doornink, Non-Executive Chairman of the Board and Director

Date:	March 30, 2016	/S/ LAUREEN DeBUONO
Laureen DeBuono, Director

Date:	March 30, 2016	/S/ KENNETH A. FOX
Kenneth A.Fox, Director

Date:	March 30, 2016	/S/ WILLIAM E. KEITEL
William E. Keitel, Director

Date:	March 30, 2016	/S/ ANDREW WOLFE
Andrew Wolfe, Director

Exhibits

2.1*
Agreement and Plan of Merger, dated August 5, 2013, among the Company, Merger Sub and VTBH (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K originally filed with the SEC on August 5, 2013).

3.1
Articles of Incorporation of Turtle Beach Corporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q originally filed with the SEC on August 11, 2014).

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

4.3	Form of Turtle Beach Corporation stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company's Form 10/A filed with the Securities and Exchange Commission on July 27, 2010.)

4.4
Warrant, issued to SG VTB Holdings, LLC, dated July 22, 2015 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015).

4.5
Warrant, issued to SG VTB Holdings, LLC, dated November 16, 2016 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015).

4.6
Warrant, issued to the Doornink Revocable Living Trust, originally executed December 17, 1996, as amended and restated August 6, 2013, dated July 22, 2015 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015).

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

10.2
Amendment No. 2, dated December 26, 2014, to Loan, Security and Guarantee Agreement, dated as of March 31, 2014, among Parametric Sound Corporation and Voyetra Turtle Beach, Inc. as US Borrowers and UK Guarantors, Turtle Beach Europe Limited as UK Borrower, PSC Licensing Corp. and VTB Holdings, Inc. as a US Guarantor and a UK Guarantor, and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.3
Amendment No. 3 to Loan, Security and Guarantee Agreement, dated as of March 31, 2014, among Parametric Sound Corporation and Voyetra Turtle Beach, Inc. as US Borrowers and UK Guarantors, Turtle Beach Europe Limited as UK Borrower, PSC Licensing Corp. and VTB Holdings, Inc. as a US Guarantor and a UK Guarantor, and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner.(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2015).

10.4**
Amendment No. 4, dated April 22, 2015, to Loan, Security and Guarantee Agreement, dated as of March 31, 2014, among Parametric Sound Corporation and Voyetra Turtle Beach, Inc. as US Borrowers and UK Guarantors, Turtle Beach Europe Limited as UK Borrower, PSC Licensing Corp. and VTB Holdings, Inc. as a US Guarantor and a UK Guarantor, and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner.

10.5
Amendment No. 5, dated July 22, 2015, to Loan, Security and Guarantee Agreement, dated as of March 31, 2014, among Parametric Sound Corporation and Voyetra Turtle Beach, Inc. as US Borrowers and UK Guarantors, Turtle Beach Europe Limited as UK Borrower, PSC Licensing Corp. and VTB Holdings, Inc. as a US Guarantor and a UK Guarantor, and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015).

10.6
Amendment No. 6, dated November 2, 2015, to Loan, Security and Guarantee Agreement, dated as of March 31, 2014, among Parametric Sound Corporation and Voyetra Turtle Beach, Inc. as US Borrowers and UK Guarantors, Turtle Beach Europe Limited as UK Borrower, PSC Licensing Corp. and VTB Holdings, Inc. as a US Guarantor and a UK Guarantor, and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2015).

10.7
Amendment No. 7, dated December 1, 2015, to Loan, Security and Guarantee Agreement, dated as of March 31, 2014, among Parametric Sound Corporation and Voyetra Turtle Beach, Inc. as US Borrowers and UK Guarantors, Turtle Beach Europe Limited as UK Borrower, PSC Licensing Corp. and VTB Holdings, Inc. as a US Guarantor and a UK Guarantor, and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2015).

10.8
Amendment No. 8, dated February 1, 2016, to Loan, Security and Guarantee Agreement, dated as of March 31, 2014, among Parametric Sound Corporation and Voyetra Turtle Beach, Inc. as US Borrowers and UK Guarantors, Turtle Beach Europe Limited as UK Borrower, PSC Licensing Corp. and VTB Holdings, Inc. as a US Guarantor and a UK Guarantor, and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2016).

10.9
Letter, dated June 17, 2015, from Bank of America N.A to the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2015).

10.10
Term Loan, Guaranty and Security Agreement, dated July 22, 2015, by and among the Company, Voyetra Turtle Beach, Inc. Turtle Beach Europe Limited, VTB Holdings, Inc., Crystal Financial LLC, as agent sole lead arranger and sole bookrunner and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015).

10.11
Amendment No. 1, dated November 2, 2015, to Term Loan, Guaranty and Security Agreement, dated July 22, 2015, by and among the Company, Voyetra Turtle Beach, Inc. Turtle Beach Europe Limited, VTB Holdings, Inc., Crystal Financial LLC, as agent sole lead arranger and sole bookrunner and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2015).

10.12
Amendment No. 2, dated December 1, 2015, to Term Loan, Guaranty and Security Agreement, dated July 22, 2015, by and among the Company, Voyetra Turtle Beach, Inc. Turtle Beach Europe Limited, VTB Holdings, Inc., Crystal Financial LLC, as agent sole lead arranger and sole bookrunner and the other parties thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2015).

10.13
Amendment No. 3, dated February 1, 2016, to Term Loan, Guaranty and Security Agreement, dated July 22, 2015, by and among the Company, Voyetra Turtle Beach, Inc. Turtle Beach Europe Limited, VTB Holdings, Inc., Crystal Financial LLC, as agent sole lead arranger and sole bookrunner and the other parties thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2016).

10.14
Amended and Restated Subordinated Promissory Note, dated July 22, 2015, originally dated April 23, 2015, by and between Turtle Beach Corporation and SG VTB Holdings, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015).

10.15
Amended and Restated Subordinated Promissory Note, dated July 22, 2015, originally dated May 13, 2015, by and between Turtle Beach Corporation and SG VTB Holdings, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015).

10.16
Amended and Restated Subordinated Promissory Note, dated July 22, 2015, originally dated June 17, 2015, by and between Turtle Beach Corporation and SG VTB Holdings, LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015).

10.17
Amended and Restated Subordinated Promissory Note, dated July 22, 2015, originally dated May 13, 2015, by and between Turtle Beach Corporation and the Doornink Revocable Living Trust, originally executed December 17, 1996, as amended and restated August 6, 2013 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015).

10.18
Subordinated Promissory Note, dated November 16, 2015, by and between the Company and SG VTB Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015).

10.19
Third Lien Continuing Guaranty, dated as of November 16, 2015, by and among the Company, Voyetra Turtle Beach, Inc. and VTB Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015).

10.20
Third Lien Security Agreement, dated as of November 16, 2015, by and among the Company, Voyetra Turtle Beach, Inc. and VTB Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015).

10.21
Subordination Agreement, dated as of November 16, 2015, by and among Bank of America, N.A., Crystal Financial LLC, SG VTB Holdings, LLC, the Company, Voyetra Turtle Beach, Inc., Turtle Beach Europe Limited, and VTB Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015).

10.22
Common Stock Purchase Agreement, dated as of February 1, 2016, by and between the Company and SG VTB Holdings, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2016).

10.23†
Turtle Beach Corporation 2013 Stock-Based Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q originally filed with the SEC on August 6, 2015).

10.24†
Turtle Beach Corporation Annual Incentive Bonus Plan (Incorporated by reference to Annex F to the Company’s Definitive Proxy Statement on Schedule 14A originally filed with the SEC on December 3, 2013).

10.25†^**	Master Services Agreement, dated October 6, 2015, between the Company and Hon Hai Precision Industry Co. Ltd.

10.26†
VTB Holdings, Inc. 2011 Phantom Equity Appreciation Plan (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May12, 2014).

10.27†
Offer Letter, dated as of August 13, 2012, between Voyetra Turtle Beach, Inc. and Juergen Stark (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May12, 2014).

10.28†**	Stock Option Agreement, dated as of May 29, 2015, by and between the Company and Juergen Stark.

10.29†
Offer Letter, dated as of September 16, 2013, by and between Voyetra Turtle Beach, Inc. and John Hanson (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May12, 2014).

10.30†**	Offer Letter, dated as of November 24, 2015, by and between the Company and Joseph Cleary.

10.31†
Stock Award Agreement, dated as of June 21, 2011, by and between VTB Holdings, Inc. and Ronald Doornink (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May12, 2014).

10.32†
First Amendment to Stock Award Agreement, dated as of February 26, 2013, by and between VTB Holdings, Inc. and Ronald Doornink (Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May12, 2014).

10.33†
Consulting Agreement, dated as of October 12, 2010, by and between Voyetra Turtle Beach, Inc. and Ronald Doornink (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May12, 2014).

10.34†
Termination of Consulting Agreement and Continued Service on the Board of Directors, dated as of February 26, 2013, by and between Voyetra Turtle Beach, Inc. and Ronald Doornink (Incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May12, 2014).

10.35†
Performance Bonus Agreement, dated as of October 12, 2010, by and among the Company, Carmine J. Bonnano and Frederick J. Romano (Incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May12, 2014).

10.36†
Employment Agreement, dated as of October 12, 2010, by and between Voyetra Turtle Beach, Inc. and Carmine J. Bonnano (Incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May12, 2014).

10.37†
Severance Agreement, dated as of August 2, 2012, by and between Voyetra Turtle Beach, Inc. and Carmine J. Bonnano (Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May12, 2014).

10.38†
Employment Agreement, dated as of October 12, 2010, by and between Voyetra Turtle Beach, Inc. and Frederick J. Romano (Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May12, 2014).

10.39†
Severance Agreement, dated as of August 2, 2012, by and between Voyetra Turtle Beach, Inc. and Frederick J. Romano (Incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May12, 2014).

10.40†
Offer Letter, dated as of October 21, 2013, by and between Voyetra Turtle Beach, Inc. and Frederick J. Romano (Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May12, 2014).

10.41†	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.42†
Form of Turtle Beach Corporation Non-Employee Director Restricted Stock Award (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.43†	Form of Turtle Beach Corporation Non-Employee Director Incentive Stock Option Agreement

10.44†**	Form of Turtle Beach Corporation Non-Qualified Stock Option Agreement

10.45†
Form of Turtle Beach Corporation Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

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

**	Filed herewith.
***	Furnished herewith.
†	Management contract or compensatory plan.
^	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

Turtle Beach Corporation
Schedule II - Valuation and Qualifying Accounts
Years ended December 31, 2015, 2014 and 2013

Description	Balance - Begin	Additions	Deductions / Other	Balance - End
Year Ended December 31, 2015:	(in thousands)
Allowance for sales returns	$4,155	$17,108	$(14,995)	$6,268
Allowance for cash discounts	5,451	$17,904	$(15,896)	7,459
Allowance for doubtful accounts	200	$157	$(255)	102
				$13,829
Year Ended December 31, 2014:
Allowance for sales returns	$6,266	$13,042	$(15,153)	$4,155
Allowance for cash discounts	2,489	18,488	(15,526)	5,451
Allowance for doubtful accounts	225	$37	$(62)	200
				$9,806
Year Ended December 31, 2013:
Allowance for sales returns	$7,748	$20,146	$(21,628)	$6,266
Allowance for cash discounts	6,196	15,347	(19,054)	2,489
Allowance for doubtful accounts	460	125	(360)	225
				$8,980