Form 10-Q
period 2016-03-31
Turtle Beach Corp
filed 2016-05-16
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or

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

The number of shares of the registrant's Common Stock, par value $0.001 per share, outstanding on April 30, 2016 was 49,229,502.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Turtle Beach Corporation
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2016	December 31, 2015
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$3,228	$7,114
Accounts receivable, net	15,813	57,192
Inventories	25,838	26,146
Prepaid income taxes	260	260
Prepaid expenses and other current assets	4,906	4,191
Total Current Assets	50,045	94,903
Property and equipment, net	6,394	6,859
Goodwill	31,152	31,152
Intangible assets, net	36,790	37,956
Other assets	1,715	1,590
Total Assets	$126,096	$172,460
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Revolving credit facilities	$533	$32,453
Term loan	4,814	4,814
Accounts payable	12,535	17,680
Other current liabilities	10,084	14,236
Total Current Liabilities	27,966	69,183
Term loan, long-term portion	11,076	12,174
Series B redeemable preferred stock	16,468	16,145
Deferred income taxes	4	4
Subordinated notes - related party	15,962	15,365
Other liabilities	2,884	2,937
Total Liabilities	74,360	115,808
Commitments and Contingencies
Stockholders' Equity
Common stock, $0.001 par value - 100,000,000 and 50,000,000 shares authorized; 49,229,502 and 42,529,502 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	49	43
Additional paid-in capital	143,803	136,693
Retained earnings (accumulated deficit)	(91,629)	(79,618)
Accumulated other comprehensive loss	(487)	(466)
Total Stockholders' Equity	51,736	56,652
Total Liabilities and Stockholders' Equity	$126,096	$172,460

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands, except per-share data)
Net Revenue	$24,028	$19,689
Cost of Revenue	20,666	16,573
Gross Profit	3,362	3,116
Operating expenses:
Selling and marketing	5,600	7,746
Research and development	2,024	2,854
General and administrative	5,283	4,740
Restructuring charges	225	325
Total operating expenses	13,132	15,665
Operating loss	(9,770)	(12,549)
Interest expense	1,779	784
Other non-operating expense, net	365	628
Loss before income tax expense (benefit)	(11,914)	(13,961)
Income tax expense (benefit)	97	(3,368)
Net loss	$(12,011)	$(10,593)

Net loss per share:
Basic	$(0.26)	$(0.25)
Diluted	$(0.26)	$(0.25)
Weighted average number of shares:
Basic	46,624	42,039
Diluted	46,624	42,039

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Net loss	$(12,011)	$(10,593)

Other comprehensive loss:
Foreign currency translation adjustment	(21)	(327)
Other comprehensive loss	(21)	(327)
Comprehensive loss	$(12,032)	$(10,920)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,011)	$(10,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,260	1,585
Amortization of intangible assets	1,229	222
Amortization of debt financing costs	324	49
Stock-based compensation	1,127	1,325
Accrued interest on Series B redeemable preferred stock	323	296
Paid in kind interest	515	—
Deferred income taxes	—	(3,414)
Reversal of sales returns reserve	(2,741)	(2,976)
Reversal of doubtful accounts	(90)	(55)
Provision for obsolete inventory	699	699
Changes in operating assets and liabilities:
Accounts receivable	44,210	48,642
Inventories	(391)	1,500
Accounts payable	(4,628)	(14,212)
Prepaid expenses and other assets	(405)	(360)
Income taxes payable	5	65
Other liabilities	(4,429)	(5,097)
Net cash provided by operating activities	24,997	17,676
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,311)	(2,007)
Net cash used for investing activities	(1,311)	(2,007)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	49,854	46,328
Repayment of revolving credit facilities	(81,774)	(67,652)
Repayment of capital leases	(3)	(10)
Repayment of term loan	(1,203)	—
Proceeds from sale of common stock, net of issuance costs	5,989	—
Proceeds from exercise of stock options	—	146
Debt financing costs	(574)	(75)
Net cash used for financing activities	(27,711)	(21,263)
Effect of exchange rate changes on cash and cash equivalents	139	(173)
Net decrease in cash and cash equivalents	(3,886)	(5,767)
Cash and cash equivalents - beginning of period	7,114	7,908
Cash and cash equivalents - end of period	$3,228	$2,141

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$568	$299
Cash paid for income taxes	$—	$—

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands)
Balance at December 31, 2015	42,530	$43	$136,693	$(79,618)	$(466)	$56,652
Net loss	—	—	—	(12,011)	—	(12,011)
Other comprehensive loss	—	—	—	—	(21)	(21)
Sale of common stock, net of issuance costs	6,700	6	5,983	—	—	5,989
Stock-based compensation	—	—	1,127	—	—	1,127
Balance at March 31, 2016	49,230	$49	$143,803	$(91,629)	$(487)	$51,736

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Background and Basis of Presentation
Organization
Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in San Diego, California and incorporated in the state of Nevada in 2010, is a premier audio technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach® and HyperSound® brands. Turtle Beach is a worldwide leading provider of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers, tablets and mobile devices. HyperSound technology is an innovative patent-protected sound technology that delivers immersive, directional audio offering unique potential benefits in a variety of commercial settings and consumer devices, including improved clarity and comprehension for listeners with hearing loss with the HyperSound Clear™ 500P product.
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

The December 31, 2015 Condensed Consolidated Balance Sheet has been derived from the Company's most recent audited financial statements included in its Annual Report on Form 10-K.

These financial statements should be read in conjunction with the annual financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 30, 2016 (“Annual Report”) that contains information useful to understanding the Company's businesses and financial statement presentations.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB agreed to a one-year deferral of the effective date to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods, but will permit public business entities to adopt the standard as of the original effective date (annual reporting periods beginning after December 15, 2016). The Company is currently evaluating the impact, if any, this new standard will have on its consolidated financial statements and has not yet determined the method of adoption.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 further clarified that debt issuance costs related to line-of-credit arrangements may continue to be presented as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendment is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods with early adoption permitted. The Company adopted this guidance on a retrospective basis as required and as such reclassified $1.4 million of deferred financing fees from “Other Assets” to “Term Loan, long term portion” on the Condensed Consolidated Balance Sheet at December 31, 2015. Refer to Note 8, “Credit Facilities and Long-Term Debt” for further information.

In February 2016, the FASB issued ASU No. 2016-02, Leases, that introduces the recognition of a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term and, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis for all leases (with the exception of short-term leases). The guidance will be effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company has not yet selected a transition method or determined the effect on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, which modifies current guidance related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. This amendment also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company is currently evaluating the impact, if any, this new standard will have on its consolidated financial statements.

Note 3. Equity Offering and Private Placement
On February 2, 2016, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several other underwriters named therein, relating to an underwritten public offering (the “Offering”) of 5,000,000 shares of our common stock, at a price to the public of $1.00 per share (the “Offering Price”). Under the terms of the Underwriting Agreement, the Company also granted the underwriters a 30-day option to purchase up to an additional 750,000 shares of common stock at the Offering Price less the underwriting discount and estimated offering expenses payable by the Company, which was not exercised.

In addition, on February 1, 2016, the Company entered into a separate, concurrent, side-by-side private placement of 1,700,000 shares of its common stock at a price of $1.00 per share.

The Company received net proceeds from the Offering and a side by side private placement of approximately $6.0 million after deducting the underwriting discount and offering expenses of $0.7 million. The Company used all net proceeds from the Offering to pay down amounts outstanding under its working capital line of credit, which is consistent with past practice and required under the terms of our Credit Facility and Term Loan Due 2019.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and certain debt instruments. As of March 31, 2016 and December 31, 2015, there were no outstanding financial assets and liabilities recorded at fair value on a recurring basis and the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$3,228	$3,228	$7,114	$7,114
Credit Facility	533	533	32,453	32,453
Term Loans	17,176	17,113	18,379	18,179
Subordinated Debt	17,762	16,611	17,247	15,892

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

Note 5. Allowance for Sales Returns
The following tables provide the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Balance, beginning of period	$6,268	$4,155
Reserve accrual	2,133	1,666
Recoveries and deductions, net	(4,874)	(4,642)
Balance, end of period	$3,527	$1,179

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

Note 6. Composition of Certain Financial Statement Items
Inventories
Inventories consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Raw materials	$1,511	$1,481
Finished goods	24,327	24,665
Total inventories	$25,838	$26,146
Property and Equipment, net
Property and equipment, net, consists of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Machinery and equipment	$1,335	$1,238
Software and software development	411	1,022
Furniture and fixtures	268	284
Tooling	2,048	3,395
Leasehold improvements	1,253	1,255
Demonstration units and convention booths	6,601	16,531
Total property and equipment, gross	11,916	23,725
Less: accumulated depreciation and amortization	(5,522)	(16,866)
Total property and equipment, net	$6,394	$6,859
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

We assess the impairment of long‑lived assets, intangibles assets and goodwill whenever events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Goodwill and indefinite-lived intangible assets are assessed at least annually, but also whenever events or changes in circumstances indicate the carrying values may not be recoverable. Factors that could trigger an impairment review include: (a) significant underperformance relative to historical or projected future operating results; (b) significant changes in the manner of use of the acquired assets or the strategy for our overall business; (c) significant negative industry or economic trends; (d) significant decline in our stock price for a sustained period; and (e) a decline in our market capitalization below net book value. No impairment indicators were noted in the first quarter of 2016 which would trigger the need for testing for both definite and indefinite lived assets.

Management's forecasts of planned revenue are largely dependent on the market acceptance and continued channel expansion of the Company's recently launched HyperSound Clear™ 500P product to generate the projected revenue in subsequent years. If the performance of the Company's HyperSound Clear 500P product in the hearing healthcare market does not meet expectations based on initial market data, a future impairment charge could result for a portion or all of the remaining goodwill. The amount of any impairment is dependent on the performance of the business which is dependent upon a number of variables which cannot be predicted with certainty.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Acquired Intangible Assets
Acquired identifiable intangible assets, and related accumulated amortization, as of March 31, 2016 and December 31, 2015 consist of:

	March 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$3,377	$2,419
Non-compete agreements	177	177	—
In-process Research and Development	27,100	2,037	25,063
Developed technology	8,880	268	8,612
Trade names	170	75	95
Patent and trademarks	864	46	818
Foreign Currency	$(598)	$(381)	$(217)
Total Intangible Assets	$42,389	$5,599	$36,790

	December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$3,213	$2,583
Non-compete agreements	177	177	—
In-process Research and Development	27,100	1,018	26,082
Developed technology	8,880	225	8,655
Trade names	170	67	103
Patent and trademarks	730	37	693
Foreign Currency	$(463)	$(303)	$(160)
Total Intangible Assets	$42,390	$4,434	$37,956
In October 2012, VTB acquired Lygo International Limited, subsequently renamed TB Europe Ltd. The acquired intangible assets relating to customer relationships and non-compete agreements are being amortized over an estimated useful life of thirteen years and two years, respectively, with the amortization being included within sales and marketing expense.

In January 2014, the merger between VTBH and Turtle Beach (f/k/a Parametric Sound Corporation) was completed. The acquired intangible assets relating to developed technology, customer relationships and trade name are subject to amortization. Developed technology is being amortized over an estimated economic useful life of approximately seven years with the amortization being included within cost of revenue. Customer relationships and trade name are being amortized over an estimated useful life of two years and five years, respectively, with the amortization being included within sales and marketing expense. In-process Research and Development (“IPR&D”) was considered an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. In October 2015, the purchased in-process technology for research projects, primarily related to directed audio solutions that beam sound to a specific listening area without the ambient noise of traditional speakers, reached technological feasibility and was reclassified as an amortizable finite-lived asset and is being amortized over an estimated useful life of approximately eight years with the amortization being included within cost of revenue.

Amortization expense related to definite lived intangible assets of $1.2 million and $0.2 million was recognized in the three months ended March 31, 2016 and 2015, respectively.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2016, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2016	$7,160
2017	6,526
2018	6,024
2019	5,601
2020	4,907
Thereafter	6,789
Total	$37,007
Goodwill
Changes in the carrying values of goodwill for the three months ended March 31, 2016 are as follows:

(in thousands)
Balance as of January 1, 2016	$31,152
—
Balance as of March 31, 2016	$31,152

Note 8. Credit Facilities and Long-Term Debt

	March 31, 2016	December 31, 2015
	(in thousands)
Revolving credit facility, maturing March 2019	$533	$32,453

Term Loan Due 2018	5,128	5,769
Term Loan Due 2019	12,048	12,610
Less unamortized deferred financing fees	1,286	1,391
Total Term Loans	15,890	16,988

Subordinated notes	17,762	17,247
Less unamortized debt discount	1,800	1,882
Total Subordinated notes	15,962	15,365
Total outstanding debt	32,385	64,806
Less: current portion of revolving line of credit	(533)	(32,453)
Less: current portion of term loans	(4,814)	(4,814)
Total noncurrent portion of long-term debt	$27,038	$27,539
Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $1.3 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.
Amortization of deferred financing costs was $0.3 million for the three months ended March 31, 2016 and $49.0 thousand for the three months ended March 31, 2015.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revolving Credit Facility
On March 31, 2014, Turtle Beach and certain of its subsidiaries entered into a new asset-based revolving credit agreement (“Credit Facility”) with Bank of America, N.A. (“Bank of America”), as Agent, Sole Lead Arranger and Sole Bookrunner, which replaced the then existing loan and security agreement. The Credit Facility, which expires on March 31, 2019, provides for a line of credit of up to $60 million inclusive of a sub-facility limit of $10 million for TB Europe, a wholly owned subsidiary of Turtle Beach. The Credit Facility may be used for working capital, the issuance of bank guarantees, letters of credit and other corporate purposes.
The maximum credit availability for loans and letters of credit under the Credit Facility is governed by a borrowing base determined by the application of specified percentages to certain eligible assets, primarily eligible trade accounts receivable and inventories, and is subject to discretionary reserves and revaluation adjustments.

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of March 31, 2016, interest rates for outstanding borrowings were 5.00% for base rate loans and approximately 2.92% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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
On November 2, 2015, the Company entered into a sixth amendment (the “Sixth Amendment”) to the Credit Facility pursuant to which Bank of America and the lenders amended certain provisions of the Credit Facility to, among other things, modify certain provisions to provide (i) that the Company will make certain periodic reports with respect to certain financial metrics and (ii) that the loan availability is decreased by an additional block.

On December 1, 2015, in connection with the sixth amendment, the Company amended the definition of EBITDA to exclude certain non-recurring expenses and replaced certain financial covenants by amended EBITDA levels each month beginning with the month ended December 31, 2015 through (and including) the month ending March 31, 2017 (with revised financial covenants to be agreed upon based on new financial projections after such date) on both an overall and segment-by-segment basis.

On February 1, 2016, the Company further amended certain provisions of the Credit Facility to, among other things, provide that, on or prior to February 5, 2016, the Company receive net proceeds of not less than $6.0 million of additional equity capital or additional third lien debt financing and apply such proceeds against the outstanding principal balance of the working capital line of credit, amend the definition of EBITDA to exclude certain non-recurring expenses and replace certain financial covenants by amended EBITDA levels. The Company satisfied its paydown obligation with the proceeds from the Offering and private placement. Refer to Note 3, “Equity Offering and Private Placement,” for further details.
As of March 31, 2016, the Company was in compliance with all the amended financial covenants, and excess borrowing availability was approximately $3.1 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.

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

The Term Loan Due 2019 is secured by a security interest in substantially all of the Company and each of its subsidiaries' working capital assets and is subject to the first-priority lien of Bank of America, as agent, under the Credit Facility, other than with respect to equipment, fixtures, real property interests, intellectual property, intercompany property, intercompany indebtedness, equity interest in their subsidiaries, and certain other assets specified in an inter-creditor agreement between Bank of America and Crystal.

The Company and its subsidiaries are required to comply with various customary covenants including, (i) maintaining minimum EBITDA and Headset EBITDA (each as defined in the Term Loan Due 2019) in each trailing twelve month period beginning August 31, 2015, (ii) maintaining a Consolidated Leverage Ratio (as defined in the Term Loan Due 2019) to be measured on the last day of each month while the term loans are outstanding of no more than 5.75:1 beginning December 31, 2015 with periodic step-downs to 3.00:1 on January 31, 2017, (iii) not making capital expenditures in excess of $11 million in the year ending December 31, 2015 and in excess of $7 million in each of the years ending December 31, 2016, 2017, 2018 and 2019, (iv) restrictions on the Company’s and its subsidiaries ability to prepay its subordinated notes, pay dividends, incur debt, create or suffer liens and engage in certain fundamental transactions and (v) an obligation to provide certain financial and other information. The agreement permits certain equity holders of the Company to contribute funds to the Company to cure certain financial covenant defaults. In connection with certain amendments, the testing of the consolidated leverage ratio covenants has been suspended through April 2017.

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

On February 1, 2016, the Company entered into a third amendment (the “Term Loan Amendment”) to the Term Loan Due 2019 to, among other things, amend the definition of EBITDA to exclude certain non-recurring expenses and replace certain financial covenants by amended EBITDA levels each month beginning with the month ended December 31, 2015 and on a trailing twelve-month period basis beginning with the period ending October 31, 2016, through the termination date on both an overall and segment-by-segment basis.

As of March 31, 2016, the Company was in compliance with all the amended financial covenants.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Subordination Agreement
On November 16, 2015, as a condition precedent to the Company's lenders permitting the Company to enter into certain subordinated notes, the Company entered into a subordination agreement with and between Bank of America and Crystal, pursuant to which the parties agreed that the Company's obligations under any such notes would be subordinate in right of payment to the payment in full of all the Company’s obligations under the Credit Facility and Term Loan Due 2019.
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

In consideration of the credit extended under the November Note, VTB and VTBH entered into a Third Lien Continuing Guaranty, (as amended, the “Third Lien Guaranty”), under which they guarantee and promise to pay to Stripes, any and all obligations of the Company under the November Note. To secure our obligations under the November Note and the Third Lien Guaranty, the Company entered into a Third Lien Security Agreement, dated as of November 16, 2015, pursuant to which Stripes was granted a security interest upon all property of the VTB and VTBH until the payment in full of the Subordinated Note or the release of the guarantee or collateral, as applicable. Concurrent with entering into the November Note and Third Lien Guaranty, the Company also issued to SG VTB a warrant to purchase 1.4 million shares of the Company’s common stock at an exercise price of $2.00 per share.

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

The following table presents our income tax expense (benefit) and effective income tax rate:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Income tax expense (benefit)	$97	$(3,368)
Effective income tax rate	(0.8)%	24.1%

Income tax expense for the three months ended March 31, 2016 was $0.1 million at an effective tax rate of (0.8)%. The effective tax rate was primarily impacted by certain minimum state tax payments and the full valuation allowance.

Income tax benefit for the three months ended March 31, 2015 was $3.4 million at an effective tax rate of 24.1%. The effective tax rate was impacted by differences in book and tax treatment of transaction costs, interest on the Series B Redeemable Preferred Stock and other non-deductible expenses.

At December 31, 2015, the Company had $44.6 million of net operating loss carryforwards and $20.6 million of state net operating loss carryforwards, which will begin to expire in 2029. An ownership change occurred on January 15, 2014 as a result of the Merger, and $12.7 million of federal net operating losses included in the above are pre-change losses subject to Section 382. Based on the estimated Section 382 limitation and the net operating loss carryforward period, the Company believes that the pre-ownership change net operating losses can be fully utilized in future years if there is sufficient taxable income in such carryforward period.

The Company is subject to income taxes domestically and in various foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining its provision for income taxes.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statement of operations. As of March 31, 2016, the Company had uncertain tax positions of $2.3 million, inclusive of $0.8 million of interest and penalties.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10. Stock-Based Compensation
Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company's stock-based awards, was comprised as follows:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Cost of revenue	$121	$218
Selling and marketing	21	144
Research and development	144	205
General and administrative	841	758
Total stock-based compensation	$1,127	$1,325

The following table presents the stock activity and the total number of shares available for grant as of March 31, 2016:

(in thousands)
Balance at December 31, 2015	3,258
Options granted	(41)
Forfeited/Expired shares added back	425
Balance at March 31, 2016	3,642
Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2015	5,613,384	2.19	7.89	628,833
Granted	40,500	1.58
Exercised	—	—
Forfeited	(424,431)	2.60
Outstanding at March 31, 2016	5,229,453	2.15	7.58	720
Vested and expected to vest at March 31, 2016	5,052,493	2.19	7.53	583
Exercisable at March 31, 2016	2,414,579	2.25	6.33	—
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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. There were no option exercises during the three months ended March 31, 2016.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are assumptions for the three months ended March 31, 2016.

Expected term (in years)	6.1
Risk-free interest rate	1.4% - 1.9%
Expected volatility	40.7% - 42.2%
Dividend rate	0%
Each of these inputs is subjective and generally requires significant judgment to determine.
The weighted average grant date fair value of options granted during the three months ended March 31, 2016 was $0.66. The total estimated fair value of employee options vested during the three months ended March 31, 2016 was $0.5 million. As of March 31, 2016, total unrecognized compensation cost related to non-vested stock options granted to employees was $5.8 million, which is expected to be recognized over a remaining weighted average vesting period of 2.7 years.
Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2015	71,898	$3.48
Granted	—	—
Nonvested restricted stock at March 31, 2016	71,898	3.48
As of March 31, 2016, total unrecognized compensation cost related to the nonvested restricted stock awards granted was $0.1 million, which is expected to be recognized over a remaining weighted average vesting period of 1.8 years.

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Series B Redeemable Preferred Stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. The Series B Redeemable Preferred Stock is required to be redeemed on the earlier of September 28, 2030, or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $16.5 million and $16.1 million as of March 31, 2016 and December 31, 2014, respectively.
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

As of March 31, 2016 and December 31, 2015, 714,347 phantom units at a weighted-average exercise price of $0.93 have been granted and are outstanding. Because these phantom units are not exercisable or convertible into common shares, said amounts and exercise prices were not subject to the exchange ratio provided by the Merger agreement. As of March 31, 2016, compensation expense related to the Appreciation Plan units remained unrecognized because as of those dates a change in control, as defined in the plan, had not occurred and is not probable to occur. In July 2015, the Appreciation Plan was terminated as to new grants, but vested and unvested phantom units will continue.

Note 11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands, except per-share data)
Net Loss	$(12,011)	$(10,593)

Weighted average common shares outstanding — Basic	46,624	42,039
Plus incremental shares from assumed conversions:
Dilutive effect of stock options	—	—
Weighted average common shares outstanding — Diluted	46,624	42,039
Net loss per share:
Basic	$(0.26)	$(0.25)
Diluted	$(0.26)	$(0.25)

Incremental shares from stock options, restricted stock awards and warrants are computed using the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options, warrants and vesting of restricted stock, reduced by the repurchase of shares with the proceeds from the assumed exercises, unrecognized compensation expense for outstanding awards and the estimated tax benefit of the assumed exercises.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Stock options	5,543	6,615
Warrants	3,079	31
Unvested restricted stock awards	72	6
Total	8,694	6,652

Note 12. Segment and Geographic Information

The following tables show our net revenues, operating income and total assets by our reporting segments:

	Three Months Ended
	March 31,
	2016	2015
Net Revenues	(in thousands)
Headset	$23,747	$19,598
HyperSound	281	91
Total	$24,028	$19,689

Operating Loss
Headset	$(5,280)	$(9,239)
HyperSound	(4,490)	(3,310)
Total	$(9,770)	$(12,549)
Interest Expense	$1,779	$784
Other non-operating expense, net	$365	$628
Loss before income tax expense (benefit)	$(11,914)	$(13,961)

	March 31, 2016	December 31, 2015
Total Assets	(in thousands)
Headset	$49,829	$96,444
HyperSound	113,751	111,490
Eliminations	$(37,484)	$(35,474)
Total	$126,096	$172,460

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
North America	$18,891	$14,159
United Kingdom	2,587	2,374
Europe	1,473	1,368
International	1,077	1,788
Total net revenues	$24,028	$19,689

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

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at March 31, 2016 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

Warranties

We warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in accrued liabilities:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Warranty, beginning of period	$580	$493
Warranty costs accrued	239	—
Settlements of warranty claims	(159)	(113)
Warranty, end of period	$660	$380
XO FOUR Stealth Product Recall: In August 2015, the Company received a limited number of reports from consumers and retailers that certain EAR FORCE® XO FOUR Stealth headsets appeared to have a white substance or spots on the ear pads. Upon receiving the reports, the Company promptly stopped shipping any units of the XO FOUR Stealth headsets and notified our retail customers to stop sales pending the results of the Company’s investigation. An outside laboratory engaged by the Company identified the substance as mold. In cooperation with the U.S. Consumer Product Safety Commission (“CPSC”), the Company is voluntarily recalling certain units of the headsets. As of March 31, 2016 and the date of this report, the Company has not received notice of any law suits against the Company in connection with the recall and is working with the contract manufacturer to collect reimbursement for certain related costs.
On February 3, 2016, the Company notified CPSC promptly upon discovery that a vendor had mistakenly shipped certain recalled headsets to fill online orders. The Company is contacting the affected purchasers directly to instruct them to participate in the recall.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 30, 2016 (the "Annual Report.")
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

The Company's stock is traded on NASDAQ Global Market under the symbol HEAR.
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

Cumulative New Generation Console Sales (in millions)

Source: DFC Intelligence Forecasts: Worldwide Console Forecast, May 2015.

According to Intelligence: Worldwide Console Forecast reports by DFC Intelligence Forecasts, or “DFC,” over 60% of cumulative new generation console sales are still to come, including over 30 million consoles expected to be sold worldwide next year. Further, DFC estimates that cumulative new generation consoles will exceed $65 billion by 2018. Turtle Beach continues to be the category leader as noted by NPD Group's Retail Tracking Service U.S. retail data with an overall US market revenue share of 42% for the year, and 44% of the overall U.S. market revenue share in the holiday season following the full release of the new-gen headset portfolio.
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

Adjusted EBITDA (and a reconciliation to Net loss, the nearest GAAP financial measure) for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net loss	$(12,011)	$(10,593)
Interest expense	1,779	784
Depreciation and amortization	2,489	1,807
Stock-based compensation	1,127	1,325
Income tax expense (benefit)	97	(3,368)
Restructuring charges	225	325
Business transaction costs	—	—
Adjusted EBITDA	$(6,294)	$(9,720)
Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

For the three months ended March 31, 2016, Adjusted EBITDA on a consolidated basis was $(6.3) million, including investments of $3.1 million in the HyperSound business compared to $(9.7) million, including investments of $3.1 million in the HyperSound business during the three months ended March 31, 2015. Headset adjusted EBITDA totaled approximately $(3.2) million in the three months ended March 31, 2016 compared to $(6.7) million in the prior year period.

Adjusted EBITDA increased for the three months ended March 31, 2016 as compared to the prior year period as a result of higher domestic and international retail sales volumes reflecting the strong performance of new-gen headset products, product mix driven margin improvement and operating cost initiatives. These benefits were partially offset by the continued expansion of the HyperSound business primarily related to additional sales force.
Results of Operations
The following table sets forth the Company’s statement of operations for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net Revenue	$24,028	$19,689
Cost of Revenue	20,666	16,573
Gross Profit	3,362	3,116
Operating expenses	13,132	15,665
Operating loss	(9,770)	(12,549)
Interest expense	1,779	784
Other non-operating expense, net	365	628
Loss before income tax expense (benefit)	(11,914)	(13,961)
Income tax expense (benefit)	97	(3,368)
Net loss	$(12,011)	$(10,593)

Net Revenue and Gross Profit
Headset Segment

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net Revenue	$23,747	$19,598
Gross Profit	4,734	3,332
Gross Margin	19.9%	17.0%
Cash Margin (1)	21.2%	18.4%
(1) Excludes non-cash charges of $0.3 million and $0.3 million, respectively.

Net revenues for the three months ended March 31, 2016 increased $4.1 million, or 21.2%, as compared to three months ended March 31, 2015, as continued robust sell-through of our new-gen headset portfolio, including our Recon series with very strong share gains in the under $50 retail price segment, has increased domestic and European retail channels sell-in and contributed to double-digit year-over-year growth for both our Xbox and Playstation compatible headsets.

Gross profit as a percentage of net revenues for the three months ended March 31, 2016 was 19.9% versus 17.0% in the comparable period primarily due to higher margin new-gen headsets that contributed to over 80% of revenues from approximately 60% in 2015 partially offset by $0.7 million of additional reserves on certain old-gen and refurbished inventory.

HyperSound Segment

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net Revenue	281	91
Gross Profit	$(1,372)	$(216)
Gross Margin	(488.3)%	(237.4)%

Net revenues for the three months ended March 31, 2016 were $0.3 million and reflect the initial sales of the HyperSound Clear 500P product that launched in November 2015 as we continue to increase revenues with a focus on market awareness in key productive channels.

As a result of certain start-up costs related to the HyperSound Clear 500P product, including the incremental amortization expense related to technological feasibility of the purchased in-process research and development intangible asset, gross profit as a percentage of net revenue was negative for the period.

Operating Expenses

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Selling and marketing	$5,600	$7,746
Research and development	2,024	2,854
General and administrative	5,283	4,740
Business transaction costs	—	—
Restructuring charges	225	325
Total operating expenses	$13,132	$15,665
Selling and Marketing
Selling and marketing expenses for the three months ended March 31, 2016 totaled $5.6 million, or 23.3% as a percentage of net revenues, compared to $7.7 million, or 39.3% as a percentage of net revenues, for the three months ended March 31, 2015. The 27.7% decrease was primarily due to lower trade show and direct media activity, partially offset by additional sales force related to the HyperSound Clear™ 500P product launch.
Research and Development
As a result of the completion of new-gen headset portfolio transition and the launch of the HyperSound Clear 500P product, research and development expenses decreased for the three months ended March 31, 2016 versus the comparable prior year period.

General and Administrative
The increase in general and administrative expenses for the three months ended March 31, 2016 versus the comparable prior year period was primarily due to higher employee expenses and additional public company costs.

Restructuring Charges
During 2014, we began to focus on company-wide overhead and operating expense cost reduction activities, such as closing excess facilities and reducing redundancies. In connection with our efforts to improve our operating efficiency and reduce costs, we consolidated certain operational functions in 2016 and completed the closure of certain production operations at one of our contract manufacturing operations in China in 2015.

Interest Expense
For the three months ended March 31, 2016, interest expense increased by $1.0 million as compared to March 31, 2015 due to additional expense related to the Term Loan Due 2019 and the Subordinated Notes.
Income Taxes
Income tax expense for the three months ended March 31, 2016 was $0.1 million at an effective tax rate of (0.8)%. The effective tax rate was primarily impacted by certain minimum state tax payments and the full valuation on our deferred tax assets.

Income tax benefit for the three months ended March 31, 2015 was $3.4 million at an effective tax rate of 24.1%. The effective tax rate was impacted by differences in book and tax treatment of transaction costs, interest on the Series B Redeemable Preferred Stock and other non-deductible expenses.

Liquidity and Capital Resources
Our primary source of working capital is cash flow from operations. We have funded operations and acquisitions in recent periods with operating cash flows, and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Cash and cash equivalents at beginning of period	$7,114	$7,908
Net cash provided by operating activities	24,997	17,676
Net cash used for investing activities	(1,311)	(2,007)
Net cash used for financing activities	(27,711)	(21,263)
Effect of foreign exchange on cash	139	(173)
Cash and cash equivalents at end of period	$3,228	$2,141
Operating activities
Cash used for operating activities for the three months ended March 31, 2016 was $25.0 million, an increase of $7.3 million as compared to $17.7 million for the three months ended March 31, 2015. The increase is primarily the result of the benefit of higher sales and margins excluding non-cash amortization expense and working capital improvements, primarily lower year-over-year payments of accounts payable as compared to inventory build-up requirements ahead of our contract manufacture transition in the prior year.

Investing activities
Cash used for investing activities was $1.3 million during the three months ended March 31, 2016 compared to $2.0 million in the prior period on lower capital expenditures as domestic retailer customers continue to transition their advertising display models.

Financing activities
Net cash used for financing activities was $27.7 million during the three months ended March 31, 2016 compared to $21.3 million during the three months ended March 31, 2015. Financing activities during the three months ended March 31, 2016 included net payments on our revolving credit facilities of $31.9 million with cash from operations and the issuance of common stock. Financing activities during the three months ended March 31, 2015 included net payments on our revolving credit facilities of $21.4 million with cash from operations.
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
On February 5, 2016, we received approximately $6.0 million in net proceeds in connection with the successful closure of a public offering of 5.0 million shares of common stock and a separate, concurrent, side-by-side private placement of 1.7 million shares of common stock at a price of $1.00 per share. In accordance with certain amendments to our Credit Facility, these proceeds were applied against the outstanding principal balance of the working capital line of credit.

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

Foreign cash balances at March 31, 2016 and December 31, 2015 were $0.2 million and $0.2 million, respectively.

Revolving Credit Facility
On March 31, 2014, Turtle Beach and certain of its subsidiaries entered into a new asset-based revolving credit agreement (“Credit Facility”) with Bank of America, N.A. (“Bank of America”), as Agent, Sole Lead Arranger and Sole Bookrunner, which replaced the then existing loan and security agreement. The Credit Facility, which expires on March 31, 2019, provides for a line of credit of up to $60 million inclusive of a sub-facility limit of $10 million for TB Europe, a wholly owned subsidiary of Turtle Beach. The Credit Facility may be used for working capital, the issuance of bank guarantees, letters of credit and other corporate purposes.
The maximum credit availability for loans and letters of credit under the Credit Facility is governed by a borrowing base determined by the application of specified percentages to certain eligible assets, primarily eligible trade accounts receivable and inventories, and is subject to discretionary reserves and revaluation adjustments.

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of March 31, 2016, interest rates for outstanding borrowings were 5.00% for base rate loans and approximately 2.92% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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
On November 2, 2015, the Company entered into a sixth amendment (the “Sixth Amendment”) to the Credit Facility pursuant to which Bank of America and the lenders amended certain provisions of the Credit Facility to, among other things, that modify certain provisions to provide (i) that the Company will make certain periodic reports with respect to certain financial metrics and (ii) that the loan availability is decreased by an additional block.

On December 1, 2015, in connection with the sixth amendment, the Company amended the definition of EBITDA to exclude certain non-recurring expenses and replaced certain financial covenants by amended EBITDA levels each month beginning with the month ended December 31, 2015 through (and including) the month ending March 31, 2017 (with revised financial covenants to be agreed upon based on new financial projections after such date) on both an overall and segment-by-segment basis.

On February 1, 2016, the Company further amended certain provisions of the Credit Facility to, among other things, provide that, on or prior to February 5, 2016, the Company receive net proceeds of not less than $6.0 million of additional equity capital or additional third lien debt financing and apply such proceeds against the outstanding principal balance of the working capital line of credit, amend the definition of EBITDA to exclude certain non-recurring expenses and replace certain financial covenants by amended EBITDA levels. The Company satisfied its paydown obligation with the proceeds from the recent offering and private placement. Refer to Note 3, “Equity Offering and Private Placement,” for further details.
As of March 31, 2016, the Company was in compliance with all the amended financial covenants, and excess borrowing availability was approximately $3.1 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.
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

The Term Loan Due 2019 is secured by a security interest in substantially all of the Company and each of its subsidiaries' working capital assets and is subject to the first-priority lien of Bank of America, as agent, under the Credit Facility, other than with respect to equipment, fixtures, real property interests, intellectual property, intercompany property, intercompany indebtedness, equity interest in their subsidiaries, and certain other assets specified in an inter-creditor agreement between Bank of America and Crystal.

The Company and its subsidiaries are required to comply with various customary covenants including, (i) maintaining minimum EBITDA and Headset EBITDA (each as defined in the Term Loan Due 2019) in each trailing twelve month period beginning August 31, 2015, (ii) maintaining a Consolidated Leverage Ratio (as defined in the Term Loan Due 2019) to be measured on the last day of each month while the term loans are outstanding of no more than 5.75:1 beginning December 31, 2015 with periodic step-downs to 3.00:1 on January 31, 2017, (iii) not making capital expenditures in excess of $11 million in the year ending December 31, 2015 and in excess of $7 million in each of the years ending December 31, 2016, 2017, 2018 and 2019, (iv) restrictions on the Company’s and its subsidiaries ability to prepay its subordinated notes, pay dividends, incur debt, create or suffer liens and engage in certain fundamental transactions and (v) an obligation to provide certain financial and other information. The agreement permits certain equity holders of the Company to contribute funds to the Company to cure certain financial covenant defaults. In connection with certain amendments, the testing of the consolidated leverage ratio covenants has been suspended through April 2017.

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

On February 1, 2016, the Company entered into a third amendment (the “Term Loan Amendment”) to the Term Loan Due 2019 to, among other things, amend the definition of EBITDA to exclude certain non-recurring expenses and replace certain financial covenants by amended EBITDA levels each month beginning with the month ended December 31, 2015 and on a trailing twelve-month period basis beginning with the period ending October 31, 2016, through the termination date on both an overall and segment-by-segment basis.

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

Series B redeemable preferred stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. We are required to redeem the Series B Redeemable Preferred Stock on the earlier to occur of September 28, 2030 or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $16.5 million and $16.1 million as of March 31, 2016 and December 31, 2015, respectively.
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

See Note 2, “Summary of Significant Accounting Policies,” in the Notes to the condensed consolidated financial statements for a complete discussion of recent accounting pronouncements. We are currently evaluating the impact of certain recently issued guidance on our financial condition and results of operations in future periods.

Item 3 - Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact a company's financial position due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates and inflation.

To date, the Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of March 31, 2016 and December 31, 2015, we did not have any derivative financial instruments.
Interest Rate Risk
The Company's total variable rate debt is comprised of $0.5 million outstanding under the Credit Facility, $17.2 million presented as a Term Loan and $15.1 million of Subordinated Notes. A hypothetical 10% increase in borrowing rates at March 31, 2016 would not result in a material increase in interest expense on the existing principal balances.
Foreign Currency Exchange Risk
The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of March 31, 2016 and December 31, 2015, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that the material weakness identified in our internal controls over financial reporting in the 2015 Form 10-K, as defined in Rule 13a-15(e) of the Exchange Act, was under remediation and therefore our disclosure controls and procedures were not effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

Management identified a material weakness in our internal control over financial reporting related to the review of certain assumptions in connection with the annual goodwill impairment assessment for 2015. To address this material weakness, we have implemented certain remedial measures, as described in Item 9A of our 2015 Form 10-K, which description is incorporated by reference herein. Based on this evaluation, we consider the material weakness not to have been fully remediated as management has not yet been able to conclude, through testing, that the applicable controls have operated effectively.

Except as described above, there have been no changes in our internal control over financial reporting during the period covered that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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
In addition to cash flow generated from sales, we finance our operations with a revolving credit facility (the “Credit Facility”) provided by Bank of America, as Agent, Sole Lead Arranger and Sole Bookrunner and our term loan (the “Term Loan Due 2019”) provided by Crystal Financial LLC (“Crystal”), as Agent, Sole Lead Arranger and Sole Bookrunner. If we are unable to comply with the financial and other covenants contained in the Credit Facility or the Term Loan Due 2019 (collectively, the “Loan Documents”) and are unable to obtain a waiver under the applicable Loan Documents, for example, as we secured to avoid a default as of the period ending September 30, 2015, Bank of America or Crystal, as applicable, may declare the outstanding borrowings under the applicable Loan Documents immediately due and payable. Such an event would have an immediate and material adverse impact on our business, results of operations and financial condition. We would be required to obtain additional financing from other sources, and we cannot predict whether or on what terms, if any, additional financing might be available. If we are required to seek additional financing and are unable to obtain it, we may have to change our business and capital expenditure plans, which may have a materially adverse effect on our business, financial condition and results of operations. In addition, the debt under the Loan Documents could make it more difficult to obtain other debt financing in the future, which could put us at a competitive disadvantage to competitors with less debt.
The Loan Documents contain financial and other covenants that we are obligated to maintain. If we violate any of these covenants, we will be in default under the applicable Loan Documents. These covenants include restrictions that prohibit or otherwise limit our ability to pay dividends, incur additional indebtedness, acquire assets or engage in certain other types of transactions, and also require that we maintain certain financial ratios and EBITDA levels during specified periods. If a default occurs and is not timely cured or waived, Bank of America or Crystal, as applicable, could seek remedies against us, including termination or suspension of obligations to make loans and issue letters of credit and acceleration of amounts due under the applicable Loan Documents. No assurance can be given that we will be able to maintain compliance with these covenants in the future. The Credit Facility is asset based and can only be drawn down in an amount to which eligible collateral exists and can be negatively impacted by extended collection of accounts receivable, unexpectedly high product returns and slow moving inventory, among other factors. As of the date of this Report, we were in compliance with our covenants under the Loan Documents.
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
Substantially all our HyperSound revenues to date have been derived from sales of a limited number of products to a limited number of customers, and we cannot guarantee that we will be able to develop a larger customer base, introduce new products to generate additional revenues or obtain and fulfill increased orders from both existing and new customers. Further, even if we continue to retain existing customers and obtain new customers, we cannot guarantee that those customers will purchase sufficient quantities of our HyperSound products at prices that will enable us to recover our costs in acquiring those customers and fulfilling orders. We also cannot guarantee that we will be able to generate any future license revenues. Our ability to increase sales of our HyperSound products or generate license revenues depends on a number of factors, including:

•	our ability to rapidly scale the number of offices that can productively sell the product;

•	our ability to generate additional new sales channels in the United States and Europe;

•	our ability to maintain relationships with new customers that drive sales of our HyperSound products;

•	our ability to develop and expand into new markets for our HyperSound audio products and technology; and

•	our ability to develop international product distribution or licensing directly or through partners.

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
Demand for our products depends on many factors such as consumer preferences and the introduction or adoption of game platforms and related content, and can be difficult to forecast. If we misjudge the demand for our products, we could face the following problems in our operations, each of which could harm our operating results:

•
If our forecasts of demand for products are too high, we may accumulate excess inventories of products, which could lead to markdown allowances or write-offs affecting some or all of such excess inventories. We may also have to adjust the prices of our existing products to reduce such excess inventories;

•
If demand for specific products increases beyond what we forecast, our suppliers and third-party manufacturers may not be able to increase production quickly enough to meet the demand. Our failure to meet market demand may lead to missed opportunities to increase our base of gamers, damage our relationships with retailers or harm our business;

•	The on-going console transition increases the likelihood that we could fail to accurately forecast demand for our new generation console headsets and our existing headsets; and

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
We have had, and may continue to have, actions brought against us by stockholders in connection with the merger, past transactions, changes in our stock price or other matters. Any such claims, whether or not resolved in our favor, could divert our management and other resources from the operation of our business and otherwise result in unexpected and substantial expenses that would adversely and materially impact our business, financial condition and operating results. For example, and as further described in Item 3, “Legal Proceedings,” and Note 13, “Commitments and Contingencies,” we are involved in legal proceedings related to the merger of VTBH and Paris Acquisition Corp. involving certain of our stockholders, including the holder of VTBH’s Series B Redeemable Preferred Stock, (the “Series B Holder”), filing a complaint in Delaware Chancery Court alleging breach of contract against VTBH and requesting a declaratory judgment that he is entitled to damages, including the redemption of his stock. The redemption value of VTBH’s Series B Redeemable Preferred Stock was $16.1 million as of December 31, 2015.
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

•	difficulties encountered by our international distributors or us in staffing and managing foreign operations or international sales, including higher labor costs;

•	transportation delays and difficulties of managing international distribution channels;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable;

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

        In connection with the audit of our consolidated financial statements for the year ended December 31, 2015, our management identified control deficiencies in our internal control over financial reporting that constituted a material weakness in our internal control over financial reporting.  As such, our controls over financial reporting were not designed or operating effectively, and as a result there were adjustments required, including with respect to goodwill impairments, in connection with preparing our consolidated financial statements for the year ended December 31, 2015. These control deficiencies resulted in more than a remote likelihood that a material misstatement of our annual and interim financial statements would not be prevented or detected.

        We are currently taking steps in an effort to remediate our material weakness, but there can be no assurance that we will be successful in pursuing these measures or that these measures will significantly improve or remediate the material weaknesses described above. There is also no assurance that we have identified all of our material weaknesses or that we will not in the future have additional material weaknesses. There is no assurance that we will be able to remediate the material weaknesses in a timely manner, or at all, or that in the future, additional material weaknesses will not exist or otherwise be discovered. If our efforts to remediate the material weakness identified are not successful, or if other material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Securities Exchange Act of 1934, as amended ("Exchange Act"), restatements of our consolidated financial statements, a decline in our stock price or suspension or delisting of our common stock from the NASDAQ Market.
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
We could incur unanticipated expenses in connection with warranty or product liability claims relating to a recall of one or more of our products, including the recent XO FOUR Stealth headset recall, which could require significant expenditures to defend. Additionally, we may be required to comply with governmental requirements to remedy the defect and/or notify consumers of the problem that could lead to unanticipated expense, and possible product liability litigation against a customer or us. As of December 31, 2015 and the date of this report, the Company has not received notice of any lawsuits against the Company in connection with any recall actions.
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
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In February 2016, concurrent with the completion of the Offering, SG VTB purchased 1,700,000 shares of our common stock for $1.00 per shares in a private placement, resulting in total gross proceeds of approximately $1.7 million.  The sale of these shares was not registered under the Securities Act of 1933, as amended, in reliance on the exemptions set forth under Section 4(2) thereof and Rule 506 of Regulation D thereunder.

Item 6. Exhibits

1.1
Underwriting Agreement between the Company and Oppenheimer & Co. Inc. as representative of the several other underwriters named therein, dated as of February 2, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2016).

10.1
Eighth Amendment, dated February 1, 2016, to Loan, Security and Guarantee Agreement, dated as of March 31, 2014, among Turtle Beach Corporation and Voyetra Turtle Beach, Inc. as US Borrowers and UK Guarantors, Turtle Beach Europe Limited as UK Borrower, PSC Licensing Corp. and VTB Holdings, Inc. as a US Guarantor and a UK Guarantor, and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2016).

10.2
Third Amendment, dated February 1, 2016, to Term Loan, Guaranty and Security Agreement, dated July 22, 2015, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc. Turtle Beach Europe Limited, VTB Holdings, Inc., Crystal Financial LLC, as agent sole lead arranger and sole bookrunner and the other parties thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2016).

10.3
Common Stock Purchase Agreement, dated as of February 1, 2016, by and between Turtle Beach Corporation and SG VTB Holdings, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2016).

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

TURTLE BEACH CORPORATION

Date:	May 16, 2016	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)