Form 10-Q
period 2016-06-30
Turtle Beach Corp
filed 2016-08-09
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or

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

The number of shares of the registrant's Common Stock, par value $0.001 per share, outstanding on July 31, 2016 was 49,229,502.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Turtle Beach Corporation
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2016	December 31, 2015
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$1,162	$7,114
Accounts receivable, net	18,085	57,192
Inventories	27,898	26,146
Prepaid income taxes	260	260
Prepaid expenses and other current assets	5,698	4,191
Total Current Assets	53,103	94,903
Property and equipment, net	5,522	6,859
Goodwill	—	31,152
Intangible assets, net	35,237	37,956
Deferred income taxes	505	—
Other assets	1,505	1,590
Total Assets	$95,872	$172,460
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Revolving credit facilities	$7,192	$32,453
Term loan	4,814	4,814
Accounts payable	18,966	17,680
Other current liabilities	8,816	14,236
Total Current Liabilities	39,788	69,183
Term loan, long-term portion	9,711	12,174
Series B redeemable preferred stock	16,797	16,145
Deferred income taxes	—	4
Subordinated notes - related party	16,573	15,365
Other liabilities	2,832	2,937
Total Liabilities	85,701	115,808
Commitments and Contingencies
Stockholders' Equity
Common stock, $0.001 par value - 100,000,000 shares authorized; 49,229,502 and 42,529,502 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	49	43
Additional paid-in capital	144,860	136,693
Retained earnings (accumulated deficit)	(134,202)	(79,618)
Accumulated other comprehensive loss	(536)	(466)
Total Stockholders' Equity	10,171	56,652
Total Liabilities and Stockholders' Equity	$95,872	$172,460

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands, except per-share data)
Net Revenue	$29,362	$22,612	$53,390	$42,301
Cost of Revenue	24,249	19,210	44,915	35,783
Gross Profit	5,113	3,402	8,475	6,518
Operating expenses:
Selling and marketing	7,121	6,961	12,721	14,707
Research and development	2,040	2,824	4,064	5,678
General and administrative	5,287	5,991	10,570	10,731
Goodwill Impairment	31,152	—	31,152	—
Restructuring charges	—	184	225	509
Total operating expenses	45,600	15,960	58,732	31,625
Operating loss	(40,487)	(12,558)	(50,257)	(25,107)
Interest expense	1,686	834	3,465	1,618
Other non-operating expense (income), net	704	(346)	1,069	282
Loss before income tax benefit	(42,877)	(13,046)	(54,791)	(27,007)
Income tax benefit	(304)	(3,148)	(207)	(6,516)
Net loss	$(42,573)	$(9,898)	$(54,584)	$(20,491)

Net loss per share:
Basic	$(0.86)	$(0.23)	$(1.14)	$(0.49)
Diluted	$(0.86)	$(0.23)	$(1.14)	$(0.49)
Weighted average number of shares:
Basic	49,230	42,188	47,934	42,113
Diluted	49,230	42,188	47,934	42,113

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)
Net loss	$(42,573)	$(9,898)	$(54,584)	$(20,491)

Other comprehensive income (loss):
Foreign currency translation adjustment	(49)	357	(70)	30
Other comprehensive income (loss)	(49)	357	(70)	30
Comprehensive loss	$(42,622)	$(9,541)	$(54,654)	$(20,461)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,584)	$(20,491)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,471	3,076
Amortization of intangible assets	2,695	453
Amortization of debt financing costs	632	93
Stock-based compensation	2,205	3,395
Accrued interest on Series B redeemable preferred stock	651	599
Paid in kind interest	1,039	151
Deferred income taxes	(510)	(6,691)
Reversal of sales returns reserve	(5,689)	(2,180)
Provision for (reversal of) doubtful accounts	(27)	2
Provision for obsolete inventory	1,596	742
Loss on disposal of property and equipment	—	38
Loss on impairment of assets	31,152	—
Changes in operating assets and liabilities:
Accounts receivable	44,823	47,552
Inventories	(3,348)	338
Accounts payable	1,798	(13,555)
Prepaid expenses and other assets	(1,183)	(853)
Income taxes payable	81	42
Other liabilities	(5,565)	(4,544)
Net cash provided by operating activities	18,237	8,167
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,645)	(2,483)
Net cash used for investing activities	(1,645)	(2,483)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	82,701	85,182
Repayment of revolving credit facilities	(107,962)	(107,211)
Repayment of capital leases	(19)	(20)
Repayment of term loan	(2,407)	(641)
Proceeds from sale of common stock, net of issuance costs	5,968	—
Proceeds from exercise of stock options	—	365
Debt financing costs	(761)	(37)
Proceeds from issuance of subordinated notes - related party	—	11,800
Net cash used for financing activities	(22,480)	(10,562)
Effect of exchange rate changes on cash and cash equivalents	(64)	(10)
Net decrease in cash and cash equivalents	(5,952)	(4,888)
Cash and cash equivalents - beginning of period	7,114	7,908
Cash and cash equivalents - end of period	$1,162	$3,020

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$992	$538
Cash paid for income taxes	$—	$—

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands)
Balance at December 31, 2015	42,530	$43	$136,693	$(79,618)	$(466)	$56,652
Net loss	—	—	—	(54,584)	—	(54,584)
Other comprehensive loss	—	—	—	—	(70)	(70)
Sale of common stock, net of issuance costs	6,700	6	5,962	—	—	5,968
Stock-based compensation	—	—	2,205	—	—	2,205
Balance at June 30, 2016	49,230	$49	$144,860	$(134,202)	$(536)	$10,171

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and certain debt instruments. As of June 30, 2016 and December 31, 2015, there were no outstanding financial assets and liabilities recorded at fair value on a recurring basis and the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$1,162	$1,162	$7,114	$7,114
Credit Facility	7,192	7,192	32,453	32,453
Term Loans	15,972	15,811	18,379	18,179
Subordinated Debt	18,285	17,008	17,247	15,892

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

Note 5. Allowance for Sales Returns
The following tables provide the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Balance, beginning of period	$3,527	$1,179	$6,268	$4,155
Reserve accrual	2,401	4,756	4,534	6,422
Recoveries and deductions, net	(5,349)	(3,960)	(10,223)	(8,602)
Balance, end of period	$579	$1,975	$579	$1,975

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

Note 6. Composition of Certain Financial Statement Items
Inventories
Inventories consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Raw materials	$1,837	$1,481
Finished goods	26,061	24,665
Total inventories	$27,898	$26,146
Property and Equipment, net
Property and equipment, net, consists of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Machinery and equipment	$1,357	$1,238
Software and software development	422	1,022
Furniture and fixtures	270	284
Tooling	2,056	3,395
Leasehold improvements	1,250	1,255
Demonstration units and convention booths	6,900	16,531
Total property and equipment, gross	12,255	23,725
Less: accumulated depreciation and amortization	(6,733)	(16,866)
Total property and equipment, net	$5,522	$6,859
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

We assess the impairment of long-lived assets, intangibles assets and goodwill whenever events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Goodwill and indefinite-lived intangible assets are assessed at least annually, but also whenever events or changes in circumstances indicate the carrying values may not be recoverable. Factors that could trigger an impairment review include: (a) significant underperformance relative to historical or projected future operating results; (b) significant changes in the manner of use of the acquired assets or the strategy for our overall business; (c) significant negative industry or economic trends; (d) significant decline in our stock price for a sustained period; and (e) a decline in our market capitalization below net book value.

Since the launch of the HyperSound Clear™ 500P product in October 2015 to a limited initial group of offices, the hearing health product has achieved a high sales conversion rate with customers that attend a demonstration at an audiologist's office. However, the audiologist channel has proven to require a significant amount of resources to fully pursue due to the substantial training efforts along with resistance to integrate the product into the office workflow. This has strained capital resources such that the business has experienced lower than forecasted sales volumes. As a result, the Company has begun the process to explore strategic options for the HyperSound business.

As a result of the shortfall versus plan, Management concluded that indicators of potential goodwill impairment were present and, performed an initial interim impairment assessment of whether it is more-likely-than-not that the carrying amount of the HyperSound

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

reporting unit is greater than its fair value. The initial impairment test utilized a market approach based primarily on market data and comparables provided by a third-party firm, including the synergistic benefit for a market participant with greater resources, and assumptions about industry conditions, growth rates and profitability as Management believes this represents the most likely use of the assets. This analysis indicated that the Company’s net book value exceeded its fair value and as a result, the Company recorded a $31.2 million goodwill impairment charge, which represents the entire goodwill amount for the HyperSound reporting unit.

Management believes that the estimate of goodwill impairment loss is reasonable and represents our best estimate of the goodwill impairment loss to be incurred. However, the Company is currently exploring a wide range of potential business model modifications such as new consumer/retail-oriented sales channels, business partnerships to license the technology or a disposition of all, or a portion of the HyperSound business. The completion of the strategic option exploration may result in significant changes to the estimates used and it is possible that a future impairment charge could result for a portion or all of the other intangible assets. This assessment will be updated in the September 30, 2016 Form 10-Q.

Acquired Intangible Assets
Acquired identifiable intangible assets, and related accumulated amortization, as of June 30, 2016 and December 31, 2015 consist of:

	June 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$3,478	$2,318
Non-compete agreements	147	147	—
In-process Research and Development	27,100	3,055	24,045
Developed technology	8,880	609	8,271
Trade names	170	84	86
Patent and trademarks	921	58	863
Foreign Currency	$(933)	$(587)	$(346)
Total Intangible Assets	$42,081	$6,844	$35,237

	December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$3,213	$2,583
Non-compete agreements	177	177	—
In-process Research and Development	27,100	1,018	26,082
Developed technology	8,880	225	8,655
Trade names	170	67	103
Patent and trademarks	730	37	693
Foreign Currency	$(463)	$(303)	$(160)
Total Intangible Assets	$42,390	$4,434	$37,956
In October 2012, VTB acquired Lygo International Limited, subsequently renamed TB Europe Ltd. The acquired intangible assets related to customer relationships that are being amortized over an estimated useful life of thirteen years with the amortization being included within sales and marketing expense.

In January 2014, the merger between VTBH and Turtle Beach (f/k/a Parametric Sound Corporation) was completed. The acquired intangible assets relating to developed technology, customer relationships and trade name are subject to amortization. Customer relationships and trade name are being amortized over an estimated useful life of two years and five years, respectively, with the amortization being included within sales and marketing expense. In October 2015, the purchased in-process technology for research projects, primarily related to directed audio solutions that beam sound to a specific listening

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

area without the ambient noise of traditional speakers, reached technological feasibility and was reclassified as an amortizable finite-lived asset and is being amortized over an estimated useful life of approximately eight years with the amortization being included within cost of revenue. During 2016, in connection with the Company's HyperSound business exploration of strategic options the estimated useful life of the developed technology was reassessed and as a result, the remaining balance will be amortized over an estimated economic useful life of approximately 5.5 years years with the amortization being included within cost of revenue.

Amortization expense related to definite lived intangible assets of $1.5 million and $2.7 million was recognized in the three and six months ended June 30, 2016, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2016	$2,950
2017	6,349
2018	6,604
2019	6,134
2020	1,953
Thereafter	11,593
Total	$35,583
Goodwill
Changes in the carrying values of goodwill for the six months ended June 30, 2016 are as follows:

(in thousands)
Balance as of January 1, 2016	$31,152

Impairment Charge (HyperSound)	$31,152
Balance as of June 30, 2016	$—

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8. Credit Facilities and Long-Term Debt

	June 30, 2016	December 31, 2015
	(in thousands)
Revolving credit facility, maturing March 2019	$7,192	$32,453

Term Loan Due 2018	4,487	5,769
Term Loan Due 2019	11,485	12,610
Less unamortized deferred financing fees	1,447	1,391
Total Term Loans	14,525	16,988

Subordinated notes	18,285	17,247
Less unamortized debt discount	1,712	1,882
Total Subordinated notes	16,573	15,365
Total outstanding debt	38,290	64,806
Less: current portion of revolving line of credit	(7,192)	(32,453)
Less: current portion of term loans	(4,814)	(4,814)
Total noncurrent portion of long-term debt	$26,284	$27,539
Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $1.2 million and $2.6 million for the three and six months ended June 30, 2016, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2015, respectively.
Amortization of deferred financing costs was $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively, and $0.0 million and $0.1 million for the three and six months ended June 30, 2015, respectively.
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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of June 30, 2016, interest rates for outstanding borrowings were 5.00% for base rate loans and approximately 2.92% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
On June 17, 2016, the Company amended certain provisions of the Credit Facility to, among other things, temporarily reduce the existing loan availability blocks, maintain certain cash flow levels with respect to its HyperSound division during each rolling four week period through the period ending October 28, 2016 and make certain periodic reports with respect to certain financial metrics.
As of June 30, 2016, the Company was in compliance with all the amended financial covenants, and excess borrowing availability was approximately $4.9 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.
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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

As of June 30, 2016, the Company was in compliance with all the amended financial covenants.

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

As a result of cumulative losses in recent years primarily due to incremental costs associated with the console transition, acquisition costs and initial investments in the HyperSound business, the Company concluded that a full valuation allowance is required on its U.S. net deferred tax assets. There is no valuation allowance on our foreign net deferred tax assets.

The following table presents our income tax expense (benefit) and effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Income tax benefit	$(304)	$(3,148)	$(207)	$(6,516)
Effective income tax rate	0.7%	24.1%	0.4%	24.1%

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Income tax benefit for the three and six months ended June 30, 2016 was $0.3 million at an effective tax rate of 0.7% and $0.2 million at an effective tax rate of 0.4%, respectively. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

Income tax benefit for the three and six months ended June 30, 2015 was $3.1 million at an effective tax rate of 24.1% and $6.5 million at an effective tax rate of 24.1%, respectively. The effective tax rate was impacted by differences in book and tax treatment of transaction costs, interest on the Series B Redeemable Preferred Stock and foreign entity taxable loss.

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

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statement of operations. As of June 30, 2016, the Company had uncertain tax positions of $2.3 million, inclusive of $0.8 million of interest and penalties.

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

Note 10. Stock-Based Compensation
Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company's stock-based awards, was comprised as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenue	$125	$324	$246	$542
Selling and marketing	(11)	75	10	219
Research and development	142	265	286	470
General and administrative	822	1,406	1,663	2,164
Total stock-based compensation	$1,078	$2,070	$2,205	$3,395

The following table presents the stock activity and the total number of shares available for grant as of June 30, 2016:

(in thousands)
Balance at December 31, 2015	3,258
Options granted	(1,726)
Restricted Stock granted	(129)
Forfeited/Expired shares added back	621
Balance at June 30, 2016	2,024

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2015	5,613,384	2.19	7.89	628,833
Granted	1,725,932	1.14
Exercised	—	—
Forfeited	(620,529)	2.63
Outstanding at June 30, 2016	6,718,787	1.88	7.86	365
Vested and expected to vest at June 30, 2016	6,480,977	1.94	7.81	295
Exercisable at June 30, 2016	2,943,489	2.21	6.39	—
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
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. There were no option exercises during the six months ended June 30, 2016.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are assumptions for the six months ended June 30, 2016.

Expected term (in years)	6.1
Risk-free interest rate	1.1% - 1.9%
Expected volatility	40.7% - 42.2%
Dividend rate	0%
Each of these inputs is subjective and generally requires significant judgment to determine.
The weighted average grant date fair value of options granted during the six months ended June 30, 2016 was $0.48. The total estimated fair value of employee options vested during the six months ended June 30, 2016 was $1.4 million. As of June 30, 2016, total unrecognized compensation cost related to non-vested stock options granted to employees was $5.1 million, which is expected to be recognized over a remaining weighted average vesting period of 3.0 years.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2015	71,898	$3.48
Granted	129,309	1.16
Vested	(65,502)	2.29
Nonvested restricted stock at June 30, 2016	135,705	1.84
As of June 30, 2016, total unrecognized compensation cost related to the nonvested restricted stock awards granted was $0.2 million, which is expected to be recognized over a remaining weighted average vesting period of 1.8 years.

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

Series B Redeemable Preferred Stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. The Series B Redeemable Preferred Stock is required to be redeemed on the earlier of September 28, 2030, or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $16.8 million and $16.1 million as of June 30, 2016 and December 31, 2014, respectively.
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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2016 and December 31, 2015, 714,347 phantom units at a weighted-average exercise price of $0.93 have been granted and are outstanding. Because these phantom units are not exercisable or convertible into common shares, said amounts and exercise prices were not subject to the exchange ratio provided by the Merger agreement. As of June 30, 2016, compensation expense related to the Appreciation Plan units remained unrecognized because as of those dates a change in control, as defined in the plan, had not occurred and is not probable to occur. In July 2015, the Appreciation Plan was terminated as to new grants, but vested and unvested phantom units will continue.

Note 11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except per-share data)
Net Loss	$(42,573)	$(9,898)	$(54,584)	$(20,491)

Weighted average common shares outstanding — Basic	49,230	42,188	47,934	42,113
Plus incremental shares from assumed conversions:
Dilutive effect of stock options	—	—	—	—
Weighted average common shares outstanding — Diluted	49,230	42,188	47,934	42,113
Net loss per share:
Basic	$(0.86)	$(0.23)	$(1.14)	$(0.49)
Diluted	$(0.86)	$(0.23)	$(1.14)	$(0.49)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Stock options	6,638	6,440	6,101	6,527
Warrants	3,068	31	3,074	31
Unvested restricted stock awards	137	66	105	36
Total	9,843	6,537	9,280	6,594

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12. Segment and Geographic Information

The following tables show our net revenues, operating income and total assets by our reporting segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2016	2015
Net Revenues	(in thousands)
Headset	$29,142	$22,525	$52,889	$42,123
HyperSound	220	87	501	178
Total	$29,362	$22,612	$53,390	$42,301

Operating Loss
Headset	$(4,401)	$(9,249)	$(9,681)	$(18,488)
HyperSound	(36,086)	(3,309)	(40,576)	(6,619)
Total	$(40,487)	$(12,558)	$(50,257)	$(25,107)
Interest Expense	$1,686	$834	$3,465	$1,618
Other non-operating expense (income), net	$704	$(346)	$1,069	$282
Loss before income tax benefit	$(42,877)	$(13,046)	$(54,791)	$(27,007)

	June 30, 2016	December 31, 2015
Total Assets	(in thousands)
Headset	$52,372	$96,444
HyperSound	77,751	111,490
Eliminations	$(34,251)	$(35,474)
Total	$95,872	$172,460

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
North America	$22,725	$16,880	$41,616	$31,039
United Kingdom	3,344	2,159	5,931	4,533
Europe	1,985	1,902	3,458	3,270
International	1,308	1,671	2,385	3,459
Total net revenues	$29,362	$22,612	$53,390	$42,301

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Shareholders Class Action: On August 5, 2013, VTBH and the Company (f/k/a Parametric) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company. Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a Merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company's Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada cases denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. That denial is currently under review by the Nevada Supreme Court, which held a hearing on the Company's petition for review on September 1, 2015. After the hearing, the Nevada Supreme Court requested supplemental briefing, which the parties completed on October 13, 2015. The Nevada Supreme Court also invited the Business Law Section of the Nevada State Bar to submit an amicus brief by December 3, 2015 and briefing was completed on that date. The Company believes that the plaintiffs’ claims against it are without merit.

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

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at June 30, 2016 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

Warranties

We warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in accrued liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Warranty, beginning of period	$660	$380	$580	$493
Warranty costs accrued	216	213	455	213
Settlements of warranty claims	(174)	(150)	(333)	(263)
Warranty, end of period	$702	$443	$702	$443
XO FOUR Stealth Product Recall: In August 2015, the Company received a limited number of reports from consumers and retailers that certain EAR FORCE® XO FOUR Stealth headsets appeared to have a white substance or spots on the ear pads.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Upon receiving the reports, the Company promptly stopped shipping any units of the XO FOUR Stealth headsets and notified our retail customers to stop sales pending the results of the Company’s investigation. An outside laboratory engaged by the Company identified the substance as mold. In cooperation with the U.S. Consumer Product Safety Commission (“CPSC”), the Company is voluntarily recalling certain units of the headsets. As of June 30, 2016 and the date of this report, the Company has not received notice of any law suits against the Company in connection with the recall and is working with the contract manufacturer to collect reimbursement for certain related costs.
On February 3, 2016, the Company notified CPSC promptly upon discovery that a vendor had mistakenly shipped certain recalled headsets to fill online orders. The Company has attempted to notify directly each of the affected purchasers to instruct them to participate in the recall.

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
Business Trends
Headset
Sales in the gaming accessories market, which includes headsets and other peripherals such as gamepads, specialty controllers, adapters, batteries, memory and interactive gaming toys are heavily dependent on the global video game console industry. In 2013, the gaming industry experienced a cyclical event as Microsoft and Sony each announced new consoles for the first time in eight years, and the consumer response to the Xbox One and PlayStation®4 (the “new generation” or “new-gen” consoles) has been overwhelmingly positive, creating a growing installed base of gamers and a market for new-gen headsets. In 2015, we completed the transitioned of our headset portfolio to new-gen product and in 2016, anticipate that Xbox 360 and Playstation®3 (the “old generation” or “old-gen” consoles) will take a final, large drop as the market completes the transition to new-gen compatible headsets.

Cumulative New Generation Console Sales (in millions)

Source: DFC Intelligence Forecasts: Worldwide Console Forecast, May 2015.

According to Intelligence: Worldwide Console Forecast reports by DFC Intelligence Forecasts, or “DFC,” over 60% of cumulative new generation console sales are still to come, including over 30 million consoles expected to be sold worldwide in 2016. Further, DFC estimates that cumulative new generation consoles will exceed $65 billion by 2018. Turtle Beach continues to be the category leader as noted by NPD Group's Retail Tracking Service U.S. retail data with an overall US market revenue share of 42% for 2015, and 44% of the overall U.S. market revenue share in the 2015 holiday season following the full release of the new-gen headset portfolio.
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
Adjusted EBITDA (and a reconciliation to Net loss, the nearest GAAP financial measure) for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(42,573)	$(9,898)	$(54,584)	$(20,491)
Interest expense	1,686	834	3,465	1,618
Depreciation and amortization	2,677	1,722	5,166	3,529
Stock-based compensation	1,078	2,070	2,205	3,395
Income tax benefit	(304)	(3,148)	(207)	(6,516)
Restructuring charges	—	184	225	509
Impairment charge	31,152	—	31,152	—
Adjusted EBITDA	$(6,284)	$(8,236)	$(12,578)	$(17,956)
Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

For the three months ended June 30, 2016, Adjusted EBITDA on a consolidated basis was $(6.3) million, including investments of $3.3 million in the HyperSound business compared to $(8.2) million, including investments of $3.1 million in the HyperSound business during the three months ended June 30, 2015. Headset adjusted EBITDA totaled approximately $(3.0) million in the three months ended June 30, 2016 compared to $(5.2) million in the prior year period.

Adjusted EBITDA increased for the three months ended June 30, 2016 as compared to the prior year period, including the negative impact of $0.7 million related to foreign currency, as consumer demand for our new-gen headset portfolio and effective promotions helped drive higher North American sales volumes and margin improvement.
Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

For the six months ended June 30, 2016, Adjusted EBITDA on a consolidated basis was $(12.6) million, including investments of $6.4 million in the HyperSound business compared to $(18.0) million, including investments of $6.2 million in the HyperSound business during the six months ended June 30, 2015. Headset adjusted EBITDA totaled approximately $(6.2) million in the six months ended June 30, 2016 compared to $(11.8) million in the prior year period.

Adjusted EBITDA increased for the six months ended June 30, 2016 as compared to the prior year period, including the negative impact of $1.1 million related to foreign currency, as a result of continued new-gen domestic and international headset market share gains, product mix driven margin improvement and operating cost initiatives.
Results of Operations
The following table sets forth the Company’s statement of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Net Revenue	$29,362	$22,612	$53,390	$42,301
Cost of Revenue	24,249	19,210	44,915	35,783
Gross Profit	5,113	3,402	8,475	6,518
Operating expenses	45,600	15,960	58,732	31,625
Operating loss	(40,487)	(12,558)	(50,257)	(25,107)
Interest expense	1,686	834	3,465	1,618
Other non-operating expense (income), net	704	(346)	1,069	282
Loss before income tax benefit	(42,877)	(13,046)	(54,791)	(27,007)
Income tax benefit	(304)	(3,148)	(207)	(6,516)
Net loss	$(42,573)	$(9,898)	$(54,584)	$(20,491)

Net Revenue and Gross Profit
Headset Segment

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Net Revenue	$29,142	$22,525	$52,889	$42,123
Gross Profit	7,143	3,626	11,877	6,958
Gross Margin	24.5%	16.1%	22.5%	16.5%
Cash Margin (1)	25.5%	18.1%	23.6%	18.2%
(1) Excludes non-cash charges of $0.3 million and $0.4 million, respectively, for the three months ended June 30, 2016 and 2015, and $0.6 million and $0.7 million, respectively, for the six months ended June 30, 2016 and 2015.

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

Net revenues for the three months ended June 30, 2016 increased $6.6 million, or 29.4%, as compared to the three months ended June 30, 2015, as consumer sell-through of new-gen headsets portfolio led by our Recon Series entry-level headsets and multi-platform compatible Ear Force PX24 continued to drive growth both domestically and in Europe.

Gross profit as a percentage of net revenues for the three months ended June 30, 2016 was 24.5% compared to 16.1% for the three months ended June 30, 2015. The current year period benefited from increased sales of high margin new-gen headsets and operational efficiencies related to our contract manufacturer transition, as well as high promotional credits in the prior year period to clear old-gen and licensed headset inventory.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

Net revenues for the six months ended June 30, 2016 increased $10.8 million or 25.6%, as compared to six months ended June 30, 2015, with robust North American and European retailer sales and less promotional activity in the current year period due to strong consumer response to both our new-gen Xbox and Playstation compatible headsets.

Gross profit as a percentage of net revenues for the six months ended June 30, 2016 was 22.5% versus 16.5% in the comparable period primarily due to a product mix shift to new-gen headsets and channel mix to domestic customers partially offset by $1.6 million of additional reserves on certain old-gen and refurbished inventory.
HyperSound Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Net Revenue	220	87	501	178
Gross Profit	$(2,030)	$(224)	$(3,402)	$(440)
Gross Margin	(922.7)%	(257.5)%	(679.0)%	(247.2)%

Net revenues for the six months ended June 30, 2016 were $0.5 million and reflect the initial sales of the HyperSound Clear 500P product that launched in November 2015. The slower than anticipated ramp in sales volumes has resulted from the extensive training and resources necessary to build market awareness in the hearing healthcare channel.

As a result of certain start-up costs related to the HyperSound Clear 500P product, including the incremental amortization expense related to technological feasibility of the purchased in-process research and development intangible asset, gross profit as a percentage of net revenue was negative for the periods.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Selling and marketing	$7,121	$6,961	$12,721	$14,707
Research and development	2,040	2,824	4,064	5,678
General and administrative	5,287	5,991	10,570	10,731
Goodwill Impairment	31,152	—	31,152	—
Restructuring charges	—	184	225	509
Total operating expenses	$45,600	$15,960	$58,732	$31,625

Selling and Marketing
Selling and marketing expenses for the three months ended June 30, 2016 totaled $7.1 million, or 24.3% as a percentage of net revenues, compared to $7.0 million, or 30.8% as a percentage of net revenues, for the three months ended June 30, 2015. The increase was primarily due to increased marketing spend related to our recent eSports sponsorships and certain media events to support product launches, including the HyperSound business May market test initiatives.
Selling and marketing expenses for the six months ended June 30, 2016 totaled $12.7 million, or 23.8% as a percentage of net revenues, compared to $14.7 million, or 34.8% as a percentage of net revenues, for the six months ended June 30, 2015. The decrease was primarily due to headcount reduction and lower depreciation as certain of our major retail customers have shifted away from independent in-store displays.
Research and Development
As a result of the completion of new-gen headset portfolio transition and the launch of the HyperSound Clear 500P product, research and development expenses decreased for the three and six months ended June 30, 2016 versus the comparable prior year period.

General and Administrative
General and administrative expenses for the three months ended June 30, 2016 totaled $5.3 million, or 18.0% as a percentage of net revenues, compared to $6.0 million, or 26.5% as a percentage of net revenues, for the three months ended June 30, 2015. The decrease was primarily due to lower legal expenses and non-cash stock compensation compared to the prior year period that included charges related to the legacy option exchange.
General and administrative expenses for the six months ended June 30, 2016 totaled $10.6 million, or 19.8% as a percentage of net revenues, compared to $10.7 million, or 25.4% as a percentage of net revenues, for the six months ended June 30, 2015. The decrease was primarily due to headcount reduction and lower legal fees offset, in part, by an increase in professional service charges.
Goodwill Impairment
As a result of our impairment test, we recorded a $31.2 million goodwill impairment charge in connection with the decline in implied fair value of the HyperSound reporting unit. There were no such charges in the three or six months ended June 30, 2015.

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

Interest Expense
For the three and six months ended June 30, 2016, interest expense increased as compared to June 30, 2015 due to additional expense related to the Term Loan Due 2019 and the Subordinated Notes.
Income Taxes
Income tax benefit for the three and six months ended June 30, 2016 was $0.3 million at an effective tax rate of 0.7% and $0.2 million at an effective tax rate of 0.4%, respectively. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

Income tax benefit for the three and six months ended June 30, 2015 was $3.1 million at an effective tax rate of 24.1% and $6.5 million at an effective tax rate of 24.1%. The effective tax rate was impacted by differences in book and tax treatment of transaction costs, interest on the Series B Redeemable Preferred Stock and foreign entity taxable loss.

Liquidity and Capital Resources
Our primary source of working capital is cash flow from operations. We have funded operations and acquisitions in recent periods with operating cash flows, and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Cash and cash equivalents at beginning of period	$7,114	$7,908
Net cash provided by operating activities	18,237	8,167
Net cash used for investing activities	(1,645)	(2,483)
Net cash used for financing activities	(22,480)	(10,562)
Effect of foreign exchange on cash	(64)	(10)
Cash and cash equivalents at end of period	$1,162	$3,020
Operating activities
Cash used for operating activities for the six months ended June 30, 2016 was $18.2 million, an increase of $10.1 million as compared to $8.2 million for the six months ended June 30, 2015. The increase is primarily the result of the benefit of higher sales and margins excluding non-cash amortization expense and working capital improvements, primarily lower year-over-year payments of accounts payable as compared to inventory build-up requirements ahead of our contract manufacture transition in the prior year.

Investing activities
Cash used for investing activities was $1.6 million during the six months ended June 30, 2016 compared to $2.5 million in the prior period on lower capital expenditures as domestic retailer customers continue to transition their advertising display models.
Financing activities
Net cash used for financing activities was $22.5 million during the six months ended June 30, 2016 compared to $10.6 million during the six months ended June 30, 2015. Financing activities during the six months ended June 30, 2016 included net payments on our revolving credit facilities of $25.3 million with cash from operations and the issuance of common stock. Financing activities during the six months ended June 30, 2015 included net payments on our revolving credit facilities of $22.0 million with cash from operations and the issuance of $11.8 million of subordinated notes.
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
We believe the combination of our revolving credit facility, long-term debt and cash flow generated by our gaming headset business and reduced costs related to the HyperSound business will provide the necessary liquidity to fund our annual working capital needs.

Foreign cash balances at June 30, 2016 and December 31, 2015 were $0.2 million and $0.2 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of June 30, 2016, interest rates for outstanding borrowings were 5.00% for base rate loans and approximately 2.92% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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
On June 17, 2016, the Company amended certain provisions of the Credit Facility to, among other things, temporarily reduce the existing loan availability blocks, maintain certain cash flow levels with respect to its HyperSound division during each rolling four week period through the period ending October 28, 2016 and make certain periodic reports with respect to certain financial metrics.

As of June 30, 2016, the Company was in compliance with all the amended financial covenants, and excess borrowing availability was approximately $4.9 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.
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

Series B redeemable preferred stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. We are required to redeem the Series B Redeemable Preferred Stock on the earlier to occur of September 28, 2030 or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $16.8 million and $16.1 million as of June 30, 2016 and December 31, 2015, respectively.
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

To date, the Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of June 30, 2016 and December 31, 2015, we did not have any derivative financial instruments.
Interest Rate Risk
The Company's total variable rate debt is comprised of $7.2 million outstanding under the Credit Facility, $16.0 million presented as a Term Loan and $15.5 million of Subordinated Notes. A hypothetical 10% increase in borrowing rates at June 30, 2016 would not result in a material increase in interest expense on the existing principal balances.
Foreign Currency Exchange Risk
The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of June 30, 2016 and December 31, 2015, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that the material weakness identified in our internal controls over financial reporting in the 2015 Form 10-K, as defined in Rule 13a-15(e) of the Exchange Act, was under remediation and therefore our disclosure controls and procedures were not effective as of June 30, 2016.

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
Our HyperSound business has incurred operating losses since the spin-off of Parametric Sound Corporation from LRAD Corporation in 2010, and could incur additional losses in the near-term if we were to continue to expend significant resources on personnel, consultants, intellectual property protection, research and development, marketing, production and administration necessary to continue the full development and commercialization of the HyperSound technology. Our ability to achieve future profitability is dependent on a variety of factors, many of which are outside our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to continue to make additional capital investments in, or to dispose of, our HyperSound business, either of which could materially impact our results of operations.
Substantially all our HyperSound revenues to date have been derived from sales of a limited number of products to a limited number of customers. We cannot guarantee that we will have sufficient capital to continue development of our HyperSound products and technology, or that we will be able to develop a larger customer base, introduce new products to generate additional revenues or obtain and fulfill increased orders from both existing and new customers. Further, even if we obtain sufficient funding and continue to retain existing customers and obtain new customers, we cannot guarantee that those customers will purchase sufficient quantities of our HyperSound products at prices that will enable us to recover our costs in acquiring those customers and fulfilling orders. We also cannot guarantee that we will be able to generate any future license revenues. Our ability to increase sales of our HyperSound products or generate license revenues depends on a number of factors, including:

•	our ability to generate or obtain additional funds to continue the development and commercialization of our HyperSound products and technology, whether internally or through additional financings;

•	our ability to rapidly scale the number of offices that can productively sell the product;

•	our ability to generate additional new sales channels in the United States and Europe;

•	our ability to maintain relationships with new customers that drive sales of our HyperSound products;

•	our ability to develop and expand into new markets for our HyperSound audio products and technology; and

•	our ability to develop international product distribution or licensing directly or through partners.

In 2016, we announced that we have engaged Piper Jaffray & Co. (“Piper”) to lead the exploration of strategic options for our HyperSound segment.  While we are currently engaged in discussions with Piper about a potential strategic transaction, there is no assurance that the potential strategic alternatives will lead to a definitive transaction, which would be subject to approval by our board of directors and, if necessary, our stockholders. We do not intend to disclose further developments until the review is complete and our board of directors has taken action with respect to the strategic review.  If we are unable to consummate such a strategic transaction, or if there is any significant delay in closing such a transaction, our financial condition and results of operations may be adversely affected.
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
The affirmative vote in the United Kingdom to withdraw from the European Union may adversely affect our business.
On June 23, 2016, the United Kingdom ("UK") held a referendum in which voters approved an exit from the European Union ("EU"), commonly referred to as "Brexit." As a result of the referendum, it is expected that the British government will begin negotiating the terms of the UK’s future relationship with the EU. The Brexit vote may result in regulatory uncertainty throughout the region and could adversely affect business activity, political stability and economic conditions in the UK, the Eurozone, the EU and elsewhere. Any of these developments could have a material adverse effect on business activity in the UK, the Eurozone, or the EU.
The uncertainty concerning the timing and terms of the exit could also have a negative impact on the growth of the UK and/or EU economies and cause greater volatility in the pound sterling, euro and/or other currencies.
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

Item 6. Exhibits

10.1
Tenth Amendment to Loan, Guaranty and Security Agreement, dated as of June 17, 2016, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., Turtle Beach Europe Limited, VTB Holdings, Inc., the financial institutions party thereto and Bank of America, N.A., as administrative agent, collateral agent and security trustee for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2016).

10.2
Fourth Amendment to Term Loan, Guaranty and Security Agreement, dated as of June 17, 2016, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., Turtle Beach Europe Limited, VTB Holdings, Inc., Crystal Financial SPV LLC, Crystal Financial LLC, the other financial institutions party thereto and Crystal Financial LLC as administrative agent, collateral agent and security trustee for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2016).

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

TURTLE BEACH CORPORATION

Date:	August 9, 2016	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)