Form 10-Q
period 2016-09-30
Turtle Beach Corp
filed 2016-11-15
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or

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

The number of shares of the registrant's Common Stock, par value $0.001 per share, outstanding on October 31, 2016 was 49,251,336.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Turtle Beach Corporation
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$3,277	$7,114
Accounts receivable, net	28,454	57,192
Inventories	45,493	26,146
Prepaid income taxes	260	260
Prepaid expenses and other current assets	6,002	4,191
Total Current Assets	83,486	94,903
Property and equipment, net	4,644	6,859
Goodwill	—	31,152
Intangible assets, net	1,805	37,956
Deferred income taxes	481	—
Other assets	1,418	1,590
Total Assets	$91,834	$172,460
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Revolving credit facilities	$26,299	$32,453
Term loan	4,814	4,814
Accounts payable	38,186	17,680
Other current liabilities	10,387	14,236
Total Current Liabilities	79,686	69,183
Term loan, long-term portion	8,633	12,174
Series B redeemable preferred stock	17,134	16,145
Deferred income taxes	—	4
Subordinated notes - related party	17,213	15,365
Other liabilities	2,778	2,937
Total Liabilities	125,444	115,808
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock, $0.001 par value - 100,000,000 shares authorized; 49,229,502 and 42,529,502 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	49	43
Additional paid-in capital	145,877	136,693
Accumulated deficit	(179,001)	(79,618)
Accumulated other comprehensive loss	(535)	(466)
Total Stockholders' Equity (Deficit)	(33,610)	56,652
Total Liabilities and Stockholders' Equity (Deficit)	$91,834	$172,460

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands, except per-share data)
Net Revenue	$38,384	$35,887	$91,774	$78,188
Cost of Revenue	34,457	26,323	79,372	62,106
Gross Profit	3,927	9,564	12,402	16,082
Operating expenses:
Selling and marketing	7,016	7,142	19,737	21,849
Research and development	2,637	2,963	6,701	8,641
General and administrative	4,591	5,393	15,161	16,124
Goodwill and intangible asset impairment	32,084	—	63,236	—
Restructuring charges	339	(173)	564	336
Total operating expenses	46,667	15,325	105,399	46,950
Operating loss	(42,740)	(5,761)	(92,997)	(30,868)
Interest expense	1,866	1,540	5,331	3,158
Other non-operating expense, net	326	347	1,395	629
Loss before income tax expense (benefit)	(44,932)	(7,648)	(99,723)	(34,655)
Income tax expense (benefit)	(133)	8,232	(340)	1,716
Net loss	$(44,799)	$(15,880)	$(99,383)	$(36,371)

Net loss per share:
Basic	$(0.91)	$(0.38)	$(2.05)	$(0.86)
Diluted	$(0.91)	$(0.38)	$(2.05)	$(0.86)
Weighted average number of shares:
Basic	49,230	42,325	48,371	42,185
Diluted	49,230	42,325	48,371	42,185

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands)
Net loss	$(44,799)	$(15,880)	$(99,383)	$(36,371)

Other comprehensive income (loss):
Foreign currency translation adjustment	1	(131)	(69)	(101)
Other comprehensive income (loss)	1	(131)	(69)	(101)
Comprehensive loss	$(44,798)	$(16,011)	$(99,452)	$(36,472)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(99,383)	$(36,371)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,185	4,544
Amortization of intangible assets	4,028	685
Amortization of debt financing costs	957	195
Stock-based compensation	3,222	4,648
Accrued interest on Series B redeemable preferred stock	989	910
Paid in kind interest	1,585	509
Deferred income taxes	(485)	5,410
Reversal of sales returns reserve	(4,931)	(1,652)
Provision for doubtful accounts	105	1
Provision for obsolete inventory	9,628	683
Loss on disposal of property and equipment	—	43
Loss on impairment of assets	63,236	—
Changes in operating assets and liabilities:
Accounts receivable	33,564	32,456
Inventories	(28,975)	(12,019)
Accounts payable	20,796	(1,661)
Prepaid expenses and other assets	(1,465)	(710)
Income taxes payable	81	(3,067)
Other liabilities	(4,020)	(5,550)
Net cash provided by (used for) operating activities	3,117	(10,946)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,260)	(4,232)
Net cash used for investing activities	(2,260)	(4,232)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	131,810	139,509
Repayment of revolving credit facilities	(137,964)	(155,755)
Repayment of capital leases	(31)	(30)
Proceeds from term loan	—	15,000
Repayment of term loan	(3,610)	(1,282)
Proceeds from sale of common stock, net of issuance costs	5,968	—
Proceeds from exercise of stock options	—	582
Debt financing costs	(805)	(1,455)
Proceeds from issuance of subordinated notes - related party	—	13,800
Net cash provided by (used for) financing activities	(4,632)	10,369
Effect of exchange rate changes on cash and cash equivalents	(62)	(25)
Net decrease in cash and cash equivalents	(3,837)	(4,834)
Cash and cash equivalents - beginning of period	7,114	7,908
Cash and cash equivalents - end of period	$3,277	$3,074

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$1,474	$980
Cash paid for income taxes	$—	$—

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands)
Balance at December 31, 2015	42,530	$43	$136,693	$(79,618)	$(466)	$56,652
Net loss	—	—	—	(99,383)	—	(99,383)
Other comprehensive loss	—	—	—	—	(69)	(69)
Sale of common stock, net of issuance costs	6,700	6	5,962	—	—	5,968
Stock-based compensation	—	—	3,222	—	—	3,222
Balance at September 30, 2016	49,230	$49	$145,877	$(179,001)	$(535)	$(33,610)

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, which modifies current guidance related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. This amendment also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company does not anticipate that the adoption of the new standard will have a material effect on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which attempts to reduce the existing diversity in practice with respect to reporting the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company on January 1, 2018. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

Note 3. Equity Offering and Private Placement
On February 2, 2016, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several other underwriters named therein, relating to an underwritten public offering (the “Offering”) of 5,000,000 shares of our common stock, at a price to the public of $1.00 per share (the “Offering Price”). Under the terms of the Underwriting Agreement, the Company also granted the underwriters a 30-day option, which was not exercised, to purchase up to an additional 750,000 shares of common stock at the Offering Price less the underwriting discount and estimated offering expenses payable by the Company.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and certain debt instruments. As of September 30, 2016 and December 31, 2015, there were no outstanding financial assets and liabilities recorded at fair value on a recurring basis and the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$3,277	$3,277	$7,114	$7,114
Credit Facility	26,299	26,299	32,453	32,453
Term Loans	14,768	14,747	18,379	18,179
Subordinated Debt	18,833	17,709	17,247	15,892

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

Note 5. Allowance for Sales Returns
The following tables provide the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Balance, beginning of period	$579	$1,975	$6,268	$4,155
Reserve accrual	2,807	2,951	7,341	9,373
Recoveries and deductions, net	(2,049)	(2,423)	(12,272)	(11,025)
Balance, end of period	$1,337	$2,503	$1,337	$2,503

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

Note 6. Composition of Certain Financial Statement Items
Inventories
Inventories consist of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Raw materials	$2,365	$1,481
Finished goods	43,128	24,665
Total inventories	$45,493	$26,146
Property and Equipment, net
Property and equipment, net, consists of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Machinery and equipment	$1,338	$1,238
Software and software development	333	1,022
Furniture and fixtures	290	284
Tooling	2,068	3,395
Leasehold improvements	1,249	1,255
Demonstration units and convention booths	7,813	16,531
Total property and equipment, gross	13,091	23,725
Less: accumulated depreciation and amortization	(8,447)	(16,866)
Total property and equipment, net	$4,644	$6,859

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

Since the launch of the HyperSound Clear 500P product in November 2015 to a limited initial group of audiology offices, the hearing health product has achieved a high sales conversion rate with customers who attend a demonstration at an audiologist's office. However, the audiologist channel has proven to require significantly greater than anticipated resources to fully pursue due to the substantial training efforts along with resistance to integrate the product into the office workflow. This has strained capital resources such that the business has slower than anticipated sales volumes. As a result, the Company has begun the process to explore strategic options for the HyperSound business.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Second Quarter 2016

As a result of the shortfall versus plan, Management concluded that indicators of potential goodwill impairment were present and, performed an initial impairment assessment of whether it is more-likely-than-not that the carrying amount of the HyperSound reporting unit is greater than its fair value. The initial impairment test, with respect to June 30, 2016, utilized a market approach based primarily on market data and comparables, including the synergistic benefit for a market participant with greater resources, and assumptions about industry conditions, growth rates and profitability as Management believed this represents the most likely use of the assets. This analysis indicated that the Company’s net book value exceeded its fair value and as a result, the Company recorded a $31.2 million goodwill impairment charge, which represented the entire goodwill amount for the HyperSound reporting unit.

Third Quarter 2016

During the three months ended September 30, 2016, the Company completed a formal impairment analysis under an income approach that reflected recent events in connection with the strategic options exploration, including the transition to a licensing business model. Based on additional information such as sustained slower than anticipated sales volumes in the HyperSound business and certain plans to reduce operating costs to align with current revenues, the Company materially revised certain revenue growth and margin assumptions based on estimates of future operations. As a result, in conjunction with the completion of the second step of the Company's goodwill impairment analysis, we recorded a $32.1 million impairment charge related to the developed technology, in-process research and development and trade names, which is included as a component of goodwill and intangible asset impairment.

Acquired Intangible Assets
Acquired identifiable intangible assets, and related accumulated amortization, as of September 30, 2016 and December 31, 2015 consist of:

	September 30, 2016
	Gross Carrying Value	Accumulated Amortization	Asset Impairment	Net Book Value
	(in thousands)
Customer relationships	$5,796	$3,608	$—	$2,188
Non-compete agreements	147	147	—	—
In-process Research and Development	27,100	4,074	23,026	—
Developed technology	8,880	802	8,078	—
Trade names	170	92	78	—
Patent and trademarks	967	65	902	—
Foreign Currency	(1,078)	(695)	—	(383)
Total Intangible Assets	$41,982	$8,093	$32,084	$1,805

	December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Asset Impairment	Net Book Value
	(in thousands)
Customer relationships	$5,796	$3,213	$—	$2,583
Non-compete agreements	177	177	—	—
In-process Research and Development	27,100	1,018	—	26,082
Developed technology	8,880	225	—	8,655
Trade names	170	67	—	103
Patent and trademarks	730	37	—	693
Foreign Currency	(463)	(303)	—	(160)
Total Intangible Assets	$42,390	$4,434	$—	$37,956

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

In October 2012, VTB acquired Lygo, subsequently renamed TB Europe Ltd. The acquired intangible assets related to customer relationships that are being amortized over an estimated useful life of thirteen years with the amortization being included within sales and marketing expense.

In January 2014, the merger between VTBH and Turtle Beach (f/k/a Parametric Sound Corporation) was completed. The acquired intangible assets relating to developed technology, customer relationships and trade name are subject to amortization. Customer relationships and trade name are being amortized over an estimated useful life of two years and five years, respectively, with the amortization being included within sales and marketing expense. In October 2015, the purchased in-process technology for research projects, primarily related to directed audio solutions that beam sound to a specific listening area (i.e. the HyperSound technology), reached technological feasibility and was reclassified as an amortizable finite-lived asset and is being amortized over an estimated useful life of approximately eight years with the amortization being included within cost of revenue. During 2016, in connection with the Company's exploration of strategic options, the estimated useful life of the developed technology was reassessed and as a result, the remaining balance will be amortized over an estimated economic useful life of approximately 5.5 years years with the amortization being included within cost of revenue.

Amortization expense related to definite lived intangible assets of $1.4 million and $4.0 million was recognized in the three and nine months ended September 30, 2016, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2016	$130
2017	436
2018	366
2019	307
2020	258
Thereafter	691
Total	$2,188
Goodwill
Changes in the carrying values of goodwill for the nine months ended September 30, 2016 are as follows:

(in thousands)
Balance as of January 1, 2016	$31,152

Impairment Charge (HyperSound)	$31,152
Balance as of September 30, 2016	$—

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8. Credit Facilities and Long-Term Debt

	September 30, 2016	December 31, 2015
	(in thousands)
Revolving credit facility, maturing March 2019	$26,299	$32,453

Term Loan Due 2018	3,846	5,769
Term Loan Due 2019	10,922	12,610
Less unamortized deferred financing fees	1,321	1,391
Total Term Loans	13,447	16,988

Subordinated notes - related party	18,833	17,247
Less unamortized debt discount	1,620	1,882
Total Subordinated notes	17,213	15,365
Total outstanding debt	56,959	64,806
Less: current portion of revolving line of credit	(26,299)	(32,453)
Less: current portion of term loans	(4,814)	(4,814)
Total noncurrent portion of long-term debt	$25,846	$27,539
Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $1.3 million and $3.9 million for the three and nine months ended September 30, 2016, respectively, and $1.1 million and $2.0 million for the three and nine months ended September 30, 2015, respectively. This includes related party interest of $0.5 million and $1.6 million for the three and nine months ended September 30, 2016, respectively, and $0.4 million and $0.6 million for the three and nine months ended September 30, 2015, respectively, in connection with the subordinated notes.
Amortization of deferred financing costs was $0.3 million and $1.0 million for the three and nine months ended September 30, 2016, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively.
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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of September 30, 2016, interest rates for outstanding borrowings were 5.00% for base rate loans and approximately 3.04% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
On October 31, 2016, in connection with the recently announced HyperSound business restructuring, the Company amended certain provisions to provide, among other things, that (i) the existing loan availability blocks be permanently reduced during certain specified periods, (ii) replaced certain financial covenants determined on a segment-by-segment basis by amended EBITDA levels for the Headset business beginning with the month ended October 31, 2016, (iii) the Company maintain revised cash flow levels, in the aggregate and with respect to its HyperSound segment, during each rolling four week period beginning with the period ended October 31, 2016 through December 31, 2018 and September 30, 2017, respectively, and (iv) in the event the Company’s availability is less than certain specified amounts, obtain additional funding from the issuance of a subordinated promissory note provided by SG VTB (the “Promissory Note”).
As of September 30, 2016, the Company was in compliance with all the amended financial covenants, and excess borrowing availability was approximately $9.4 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.
Term Loans
Term Loan Due 2018

On December 29, 2014, the Company amended the Credit Facility with Bank of America to enter in to an additional loan (the “Term Loan Due 2018”) for the repayment of $7.7 million of then existing subordinated debt and accrued interest. The Term Loan Due 2018 resulted in modified financial covenants while it is outstanding, will bear interest at a rate of LIBOR for the applicable interest period plus 5% and will be repaid in equal monthly installments beginning on April 1, 2015 and ending on October 1, 2018. Amounts so repaid are recognized by lowering the balance of the term loan tranche and increasing the lower interest rate base revolver amount, with no net impact on borrowing availability.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Term Loan Due 2019

On July 22, 2015, the Company and its subsidiaries, entered into a term loan, guaranty and security agreement (the “Term Loan Due 2019”) with Crystal Financial LLC, as agent, sole lead arranger and sole bookrunner, Crystal Financial SPV LLC and the other persons party thereto (“Crystal”), which provides for an aggregate term loan commitment of $15 million that bears interest at a rate per annum equal to the 90-day LIBOR rate plus 10.25%. Under the terms of the Term Loan Due 2019, the Company is required to make payments of interest in arrears on the first day of each month beginning August 1, 2015 and will repay the principal in monthly payments beginning January 1, 2016, inclusive of a nine month waiver, with a final payment on June 28, 2019, the maturity date.

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

The Company and its subsidiaries are required to comply with various customary covenants including, (i) maintaining minimum EBITDA (as defined in the Term Loan Due 2019) in each trailing twelve month period beginning August 31, 2015, (ii) maintaining a Consolidated Leverage Ratio (as defined in the Term Loan Due 2019) to be measured on the last day of each month while the term loans are outstanding of no more than 5.75:1 beginning December 31, 2015 with periodic step-downs to 3.00:1 on January 31, 2018, (iii) not making capital expenditures in excess of $11.0 million in the year ending December 31, 2015 and in excess of $5 million in each of the years ending December 31, 2016, 2018 and 2019 and in excess of $5.5 million in the year ending December 31, 2017, (iv) restrictions on the Company’s and its subsidiaries ability to prepay its subordinated notes, pay dividends, incur debt, create or suffer liens and engage in certain fundamental transactions and (v) an obligation to provide certain financial and other information. The agreement permits certain equity holders of the Company to contribute funds to the Company to cure certain financial covenant defaults.

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

On June 17, 2016, the Company entered into a fourth amendment to the Term Loan Due 2019 to, among other things, temporarily reduce the existing loan availability blocks, maintain certain cash flow levels with respect to its HyperSound division during each rolling four week period through the period ending October 28, 2016 and make certain periodic reports with respect to certain financial metrics.

On October 31, 2016, in connection with the recently announced HyperSound business restructuring, the Company amended certain provisions to provide, among other things, that (i) the existing loan availability blocks be permanently reduced during certain specified periods, (ii) replaced certain financial covenants determined on a segment-by-segment basis by amended EBITDA levels for the Headset business beginning with the month ended October 31, 2016, (iii) the Company maintain revised cash flow levels, in the aggregate and with respect to its HyperSound segment, during each rolling four week period beginning with the period ended October 31, 2016 through December 31, 2018 and September 30, 2017, respectively, and (iv) in the event the Company’s availability is less than certain specified amounts, obtain additional funding from the issuance of a subordinated promissory note provided by SG VTB (the “Promissory Note”).
As of September 30, 2016, the Company was in compliance with all the amended financial covenants.

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

On October 31, 2016, in connection with certain amendments to the Credit Facility and Term Loan Due 2019, the Company and SG VTB entered into the Promissory Note, which states that in the event the Company’s availability under the Credit Facility is less than certain specified amounts, the Company may, upon request, at any time until September 29, 2019 require that SG VTB

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

provide a $2 million subordinated loan. Upon issuance, the loan would bear interest at a rate of either (i) LIBOR plus 10.5% per annum or (ii) 12.0%, dependent upon the Company’s compliance with certain financial covenants and would be subordinated to all senior debt of the Company.

In addition, under the terms of the Promissory Note, if and when the funding occurs, as additional consideration the Company would issue to SG VTB a warrant, exercisable for a period of ten years beginning on the date of issuance, to purchase an amount of shares of the Company’s common stock equal to 2.4% of the Company’s then fully diluted shares outstanding at an exercise price equal to the closing price on that date. The warrant would not entitle the holder to any voting rights or other rights as a stockholder of the Company prior to exercise.

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

As a result of cumulative losses in recent years primarily due to incremental costs associated with the console transition, acquisition costs and initial investments in the HyperSound business, the Company concluded in the third quarter of 2015 that a full valuation allowance is required on its U.S. net deferred tax assets. There is no valuation allowance on our foreign net deferred tax assets.

The following table presents our income tax expense (benefit) and effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Income tax expense (benefit)	$(133)	$8,232	$(340)	$1,716
Effective income tax rate	0.3%	(107.6)%	0.3%	(5.0)%

Income tax benefit for the three and nine months ended September 30, 2016 was $0.1 million at an effective tax rate of 0.3% and $0.3 million at an effective tax rate of 0.3%, respectively. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

Income tax benefit for the three and nine months ended September 30, 2015 was $8.2 million at an effective tax rate of (107.6)% and $1.7 million at an effective tax rate of (5.0)%, respectively. The effective tax rate was primarily impacted by the release of certain reserves related to uncertain tax positions due to the closure of an IRS examination, a $0.9 million benefit, and the establishment of a valuation allowance of $10.5 million on all of the Company's deferred tax assets in the United States and the United Kingdom, a $2.4 million expense.

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company is subject to income taxes domestically and in various foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining its provision for income taxes.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statement of operations. As of September 30, 2016, the Company had uncertain tax positions of $2.3 million, inclusive of $0.8 million of interest and penalties.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2012 through 2015, and the state tax years open under the statute of limitations are 2011 through 2015.

Note 10. Stock-Based Compensation
Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company's stock-based awards, was comprised as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenue	$152	$185	$398	$727
Selling and marketing	40	46	50	265
Research and development	138	155	424	625
General and administrative	687	867	2,350	3,031
Total stock-based compensation	$1,017	$1,253	$3,222	$4,648

The following table presents the stock activity and the total number of shares available for grant as of September 30, 2016:

(in thousands)
Balance at December 31, 2015	3,258
Options granted	(1,859)
Restricted Stock granted	(129)
Forfeited/Expired shares added back	777
Balance at September 30, 2016	2,047

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2015	5,613,384	2.19	7.89	628,833
Granted	1,859,082	1.13
Exercised	—	—
Forfeited	(776,824)	2.16
Outstanding at September 30, 2016	6,695,642	1.90	7.64	325,966
Vested and expected to vest at September 30, 2016	6,672,841	1.91	7.64	324,862
Exercisable at September 30, 2016	3,153,618	1.92	7.59	303,982
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
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. There were no option exercises during the nine months ended September 30, 2016.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are assumptions for the nine months ended September 30, 2016.

Expected term (in years)	6.1
Risk-free interest rate	1.1% - 1.9%
Expected volatility	40.7% - 42.2%
Dividend rate	0%
Each of these inputs is subjective and generally requires significant judgment to determine.
The weighted average grant date fair value of options granted during the nine months ended September 30, 2016 was $0.48. The total estimated fair value of employee options vested during the nine months ended September 30, 2016 was $1.8 million. As of September 30, 2016, total unrecognized compensation cost related to non-vested stock options granted to employees was $4.2 million, which is expected to be recognized over a remaining weighted average vesting period of 2.8 years.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2015	71,898	$3.48
Granted	129,309	1.16
Vested	(65,502)	2.29
Nonvested restricted stock at September 30, 2016	135,705	1.84
As of September 30, 2016, total unrecognized compensation cost related to the nonvested restricted stock awards granted was $0.1 million, which is expected to be recognized over a remaining weighted average vesting period of 1.2 years.

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

Series B Redeemable Preferred Stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. The Series B Redeemable Preferred Stock is required to be redeemed on the earlier of September 28, 2030, or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $17.1 million and $16.1 million as of September 30, 2016 and December 31, 2014, respectively.
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

As of September 30, 2016 and December 31, 2015, 714,347 phantom units at a weighted-average exercise price of $0.93 had been granted and were outstanding. Because these phantom units are not exercisable or convertible into common shares, said

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

amounts and exercise prices were not subject to the exchange ratio provided by the Merger agreement. As of September 30, 2016, compensation expense related to the Appreciation Plan units remained unrecognized because as of those dates a change in control, as defined in the plan, had not occurred and is not probable to occur. In July 2015, the Appreciation Plan was terminated as to new grants, but vested and unvested phantom units will continue.

Note 11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except per-share data)
Net Loss	$(44,799)	$(15,880)	$(99,383)	$(36,371)

Weighted average common shares outstanding — Basic	49,230	42,325	48,371	42,185
Plus incremental shares from assumed conversions:
Dilutive effect of stock options	—	—	—	—
Weighted average common shares outstanding — Diluted	49,230	42,325	48,371	42,185
Net loss per share:
Basic	$(0.91)	$(0.38)	$(2.05)	$(0.86)
Diluted	$(0.91)	$(0.38)	$(2.05)	$(0.86)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Stock options	6,758	6,091	6,321	6,383
Warrants	3,068	1,318	3,072	465
Unvested restricted stock awards	136	72	115	48
Total	9,962	7,481	9,508	6,896

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12. Segment and Geographic Information

The following tables show our net revenues, operating income and total assets by our reporting segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Revenues	(in thousands)
Headset	$38,283	$35,700	$91,172	$77,823
HyperSound	101	187	602	365
Total	$38,384	$35,887	$91,774	$78,188

Operating Profit (Loss)
Headset	$1,710	$(1,943)	$(7,971)	$(20,431)
HyperSound	(44,450)	(3,818)	(85,026)	(10,437)
Total	$(42,740)	$(5,761)	$(92,997)	$(30,868)
Interest Expense	$1,866	$1,540	$5,331	$3,158
Other non-operating expense, net	$326	$347	$1,395	$629
Loss before income tax expense (benefit)	$(44,932)	$(7,648)	$(99,723)	$(34,655)

	September 30, 2016	December 31, 2015
Total Assets	(in thousands)
Headset	$90,727	$96,444
HyperSound (1)	33,381	111,490
Eliminations	$(32,274)	$(35,474)
Total	$91,834	$172,460

(1) At September 30, 2016, HyperSound assets excluding eliminations, as a result of certain inventory reserves and asset impairments, totaled $1.1 million.

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
North America	$28,063	$24,673	$69,679	$55,712
United Kingdom	3,142	3,851	9,073	8,384
Europe	5,477	6,237	8,935	9,507
International	1,702	1,126	4,087	4,585
Total net revenues	$38,384	$35,887	$91,774	$78,188

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

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at September 30, 2016 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

Warranties

We warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in accrued liabilities:

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Warranty, beginning of period	$702	$443	$580	$493
Warranty costs accrued	207	125	662	338
Settlements of warranty claims	(160)	(112)	(493)	(375)
Warranty, end of period	$749	$456	$749	$456
XO FOUR Stealth Product Recall: In August 2015, the Company received a limited number of reports from consumers and retailers that certain EAR FORCE® XO FOUR Stealth headsets appeared to have a white substance or spots on the ear pads. Upon receiving the reports, the Company promptly stopped shipping any units of the XO FOUR Stealth headsets and notified our retail customers to stop sales pending the results of the Company’s investigation. An outside laboratory engaged by the Company identified the substance as mold. In cooperation with the U.S. Consumer Product Safety Commission (“CPSC”), the Company is voluntarily recalling certain units of the headsets. As of September 30, 2016 and the date of this report, the Company has not received notice of any law suits against the Company in connection with the recall and is working with the contract manufacturer to collect reimbursement for certain related costs.
On February 3, 2016, the Company notified CPSC promptly upon discovery that a vendor had mistakenly shipped certain recalled headsets to fill online orders. The Company has attempted to notify directly each of the affected purchasers to instruct them to participate in the recall. The Company will be subject to additional fees and costs related to the recall; additionally, the CPSC has the authority to seek penalties in connection with this matter. Any possible range of loss cannot be reasonably estimated at this time.

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
This Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. Caution should be taken not to place undue reliance on any such forward-looking statements because they involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements. Forward-looking statements are based on the beliefs, as well as assumptions made by, and information currently available to, the Company's management and are made only as of the date hereof. The Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties, including those described elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections.

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

•
HyperSound technology is an innovative patent-protected sound technology that delivers immersive, directional audio offering unique potential benefits in a variety of commercial settings and consumer devices. The launch of the HyperSound Clear™ 500P product has transitioned the business to the hearing healthcare market, where we believe a large percentage of people with hearing loss could use the product to improve their listening experiences from sources such as TV, CD/DVD players and stereo systems.

The Company's stock is traded on NASDAQ Global Market under the symbol HEAR.
Business Trends
Headset
Sales in the gaming accessories market, which includes headsets and other peripherals such as gamepads, specialty controllers, adapters, batteries, memory and interactive gaming toys are heavily dependent on the global video game console industry. In 2013, the gaming industry experienced a cyclical event as Microsoft and Sony each announced new consoles for the first time in eight years, and the consumer response to the Xbox One and PlayStation®4 (the “new generation” or “new-gen” consoles) has been overwhelmingly positive, creating a growing installed base of gamers and a market for new-gen headsets. In 2015, we completed the transition of our headset portfolio to new-gen product and in 2016, anticipate that Xbox 360 and Playstation®3 (the “old generation” or “old-gen” consoles) will take a final, large drop as the market completes the transition to new-gen compatible headsets.

Cumulative New Generation Console Sales (in millions)

Source: DFC Intelligence Forecasts: Worldwide Console Forecast, April 2016.

According to Intelligence: Worldwide Console Forecast reports by DFC Intelligence Forecasts, or “DFC,” around 60% of cumulative new generation console sales are still to come, including over 30 million consoles expected to be sold worldwide in 2016. Further, DFC estimates that cumulative new generation consoles will exceed $65 billion by 2018. Turtle Beach continues to be the category leader as noted by NPD Group's Retail Tracking Service U.S. retail data with an overall US market revenue share of 42% for 2015, and 44% of the overall U.S. market revenue share in the 2015 holiday season following the full release of the new-gen headset portfolio.

Seasonality

Our gaming headset business is seasonal with a significant portion of sales and profits typically occurring around the holiday period. Historically, more than 50% of headset business revenues are generated during the period from September through December as new headsets are introduced and consumers engage in holiday shopping.
HyperSound
HyperSound technology offers a fundamentally new way to deliver sound, and our research indicates that it improves the home listening experience. We believe that a large percentage of people with hearing loss may be able to use HyperSound Clear 500P to improve their listening experiences from sources such as TV, CD/DVD players and stereo systems. Since the November 2015 product launch, we have continued to find that it is taking significantly more resources than anticipated to get hearing healthcare offices to integrate HyperSound Clear 500P into their daily office workflow. This has strained capital resources such that the HyperSound business has experienced lower than anticipated sales volumes.
In June, we unveiled HyperSound Glass, the world’s first transparent directional speakers. and have started exploration of potential commercial licensing opportunities.
In September 2016, we started the process of restructuring the HyperSound business in an effort to reduce costs and align spending with revenues, while continuing to pursue certain additional opportunities for this technology. This is expected to require less capital while still allowing for revenue generating opportunities, including:

•	retail sales of the product,

•	the potential to alleviate Tinnitus symptoms,

•	commercial retail display sales and,

•	licensing the technology for HyperSound Glass and other applications.

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
Adjusted EBITDA (and a reconciliation to Net loss, the nearest GAAP financial measure) for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(44,799)	$(15,880)	$(99,383)	$(36,371)
Interest expense	1,866	1,540	5,331	3,158
Depreciation and amortization	3,047	1,700	8,213	5,229
Stock-based compensation	1,017	1,253	3,222	4,648
Income tax expense (benefit)	(133)	8,232	(340)	1,716
Restructuring charges	339	(173)	564	336
Business model transition charge	7,079	—	7,079	—
Impairment charges	32,084	—	63,236	—
Adjusted EBITDA	$500	$(3,328)	$(12,078)	$(21,284)
Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

Net loss for the three months ended September 30, 2016 was $44.8 million compared to a net loss of $15.9 million in the prior year period, including $0.3 million and $12.1 million of net loss attributable to the Headset segment, respectively.

For the three months ended September 30, 2016, Adjusted EBITDA on a consolidated basis was $0.5 million, including investments of $2.9 million in the HyperSound business compared to $(3.3) million, including investments of $3.6 million in the HyperSound business during the three months ended September 30, 2015. Headset adjusted EBITDA totaled approximately $3.4 million in the three months ended September 30, 2016 compared to $0.3 million in the prior year period.

Adjusted EBITDA improved for the three months ended September 30, 2016 compared to the prior year period as new-gen sales, led by continued strong demand for our Recon Series entry-level headsets, which drove higher North America sales volumes and lower promotional activity. In addition, during the three months ended Spetember 30, 2016, we benefited from certain operating cost reduction initiatives in our HyperSound business, primarily lower research and development expense as compared to the prior year costs in connection with the November 2015 launch of the HyperSound Clear product.
Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

Net loss for the nine months ended September 30, 2016 was $99.4 million compared to a net loss of $36.4 million in the prior year period, including $14.4 million and $25.9 million of net loss attributable to the Headset segment, respectively.

For the nine months ended September 30, 2016, Adjusted EBITDA on a consolidated basis was $(12.1) million, including investments of $9.3 million in the HyperSound business compared to $(21.3) million, including investments of $9.7 million in the HyperSound business during the nine months ended September 30, 2015. Headset adjusted EBITDA totaled approximately $(2.8) million in the nine months ended September 30, 2016 compared to $(11.6) million in the prior year period.

Adjusted EBITDA improved for the nine months ended September 30, 2016 as compared to the prior year period, despite the negative impacts of $1.4 million related to foreign currency and $6.2 million related to certain HyperSound business inventory reserves, as new-gen headset consumer demand on both platforms continued to drive higher North American and European sales volumes and product mix driven margin improvement.
Results of Operations
The following table sets forth the Company’s statement of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Net Revenue	$38,384	$35,887	$91,774	$78,188
Cost of Revenue	34,457	26,323	79,372	62,106
Gross Profit	3,927	9,564	12,402	16,082
Operating expenses	46,667	15,325	105,399	46,950
Operating loss	(42,740)	(5,761)	(92,997)	(30,868)
Interest expense	1,866	1,540	5,331	3,158
Other non-operating expense, net	326	347	1,395	629
Loss before income tax expense (benefit)	(44,932)	(7,648)	(99,723)	(34,655)
Income tax expense (benefit)	(133)	8,232	(340)	1,716
Net loss	$(44,799)	$(15,880)	$(99,383)	$(36,371)

Net Revenue and Gross Profit
Headset Segment

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Net Revenue	$38,283	$35,700	$91,172	$77,823
Gross Profit	12,766	9,931	24,643	16,889
Gross Margin	33.3%	27.8%	27.0%	21.7%
Cash Margin (1)	34.0%	29.2%	27.9%	23.3%
(1) Excludes non-cash charges of $0.2 million and $0.5 million, respectively, for the three months ended September 30, 2016 and 2015, and $0.8 million and $1.2 million, respectively, for the nine months ended September 30, 2016 and 2015.

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

Despite the comparable to the initial sell-in of our expanded new-gen headset portfolio in the prior year quarter, net revenues for the three months ended September 30, 2016 increased $2.6 million, or 7.2%. This increase was attributable to continued positive consumer response to our Recon Series entry-level headsets, the favorable comparable to the prior year recall of the XO Four Stealth and the introduction of the Ear Force Stealth 520 Wireless headset.

Gross profit as a percentage of net revenues for the three months ended September 30, 2016 was 33.3% compared to 27.8% for the three months ended September 30, 2015 as a result of product mix shift to new-gen headsets and channel mix to domestic customers.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

Net revenues for the nine months ended September 30, 2016 increased $13.3 million or 17.2%, as compared to nine months ended September 30, 2015, with robust North American and European retailer sales and less promotional activity in the current year period due to strong consumer response to both our new-gen Xbox and Playstation compatible headsets.

Gross profit as a percentage of net revenues for the nine months ended September 30, 2016 was 27.0% versus 21.7% in the comparable prior period primarily due to product mix, as heavily discounted old-gen products are no longer a significant portion of revenues, and a channel mix shift to higher margin North America retailers, partially offset by $2.5 million of additional reserves on certain old-gen headsets and refurbished inventory.
HyperSound Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Net Revenue	101	187	602	365
Gross Profit	$(8,839)	$(367)	$(12,241)	$(807)

Net revenues for the nine months ended September 30, 2016 were $0.6 million and reflect the initial sales of the HyperSound Clear 500P product that launched in November 2015. The slower than anticipated ramp in sales volumes has resulted from the extensive training and resources necessary to build market awareness in the hearing healthcare channel.

As a result of certain costs related to the HyperSound Clear 500P product, including the incremental amortization expense related to technological feasibility of the purchased in-process research and development intangible asset and $7.1 million inventory reserve in connection with the Company’s HyperSound strategic alternative plans, gross profit as a percentage of net revenue was negative for the periods. Refer to Note 7, “Goodwill and Other Intangible Assets” for additional information.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Selling and marketing	$7,016	$7,142	$19,737	$21,849
Research and development	2,637	2,963	6,701	8,641
General and administrative	4,591	5,393	15,161	16,124
Asset impairment	32,084	—	63,236	—
Restructuring charges	339	(173)	564	336
Total operating expenses	$46,667	$15,325	$105,399	$46,950
Selling and Marketing
Selling and marketing expenses for the three months ended September 30, 2016 totaled $7.0 million, or 18.3% as a percentage of net revenues, compared to $7.1 million, or 19.9% as a percentage of net revenues, for the three months ended September 30, 2015. Selling and marketing expense remained consistent as lower headset media and retail marketing spend and sales force reductions in our HyperSound business were offset by higher sales volume driven commissions and incremental health marketing spend.
Selling and marketing expenses for the nine months ended September 30, 2016 totaled $19.7 million, or 21.5% as a percentage of net revenues, compared to $21.8 million, or 27.9% as a percentage of net revenues, for the nine months ended September 30, 2015. This decrease was attributable to headcount reductions in connection with our marketing department realignment to improve our operating efficiency and lower depreciation, as certain of our major retail customers have shifted away from independent in-store displays.
Research and Development
As a result of the completion of new-gen headset portfolio transition and the launch of the HyperSound Clear 500P product, research and development expenses decreased for the three and nine months ended September 30, 2016 versus the comparable prior year period.

General and Administrative
General and administrative expenses for the three months ended September 30, 2016 totaled $4.6 million, or 12.0% as a percentage of net revenues, compared to $5.4 million, or 15.0% as a percentage of net revenues, for the three months ended September 30, 2015. The decrease was primarily due to reductions in employee expenses and public company costs and, lower legal fees compared to the prior year period that included charges related to certain financing activity.
General and administrative expenses for the nine months ended September 30, 2016 totaled $15.2 million, or 16.5% as a percentage of net revenues, compared to $16.1 million, or 20.6% as a percentage of net revenues, for the nine months ended September 30, 2015. The decrease was primarily due to lower non-cash charges, employee expenses and legal fees offset, in part, by an increase in professional service charges.
Goodwill and Other Intangible Impairment
As a result of our impairment test, we recorded impairment charges of $31.2 million related to the remaining goodwill balance and $32.1 million related to certain intangible assets in connection with the decline in implied fair value of the HyperSound reporting unit. There were no such charges in the three or nine months ended September 30, 2015.

Restructuring Charges
During 2014, we began to focus on company-wide overhead and operating expense cost reduction activities, such as closing excess facilities and reducing redundancies. In connection with our efforts to improve our operating efficiency in our Headset business and reduce costs, we consolidated certain operational functions in 2016 and completed the closure of certain production operations at one of our contract manufacturing operations in China in 2015.

In September 2016, we announced actions intended to significantly reduce HyperSound business operating expenses while pursuing strategic alternatives and evolving the business to a licensing model.

Interest Expense
For the three and nine months ended September 30, 2016, interest expense increased as compared to September 30, 2015 due to additional expense related to the Term Loan Due 2019 and the Subordinated Notes.
Income Taxes
Income tax benefit for the three and nine months ended September 30, 2016 was $0.1 million at an effective tax rate of 0.3% and $0.3 million at an effective tax rate of 0.3%, respectively. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

Income tax benefit for the three and nine months ended September 30, 2015 was $8.2 million at an effective tax rate of (107.6)% and $1.7 million at an effective tax rate of (5.0)%, respectively. The effective tax rate was primarily impacted the release of certain reserves related to uncertain tax positions due to the closure of an IRS examination, a $0.9 million benefit, that occurred during the three months ended September 30, 2015 and the establishment of a valuation allowance of $10.5 million on all of our deferred tax assets in the United States and the United Kingdom, a $2.4 million expense.

Liquidity and Capital Resources
Our primary source of working capital is cash flow from operations. We have funded operations and acquisitions in recent periods with operating cash flows, and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Cash and cash equivalents at beginning of period	$7,114	$7,908
Net cash provided by (used for) operating activities	3,117	(10,946)
Net cash used for investing activities	(2,260)	(4,232)
Net cash provided by (used for) financing activities	(4,632)	10,369
Effect of foreign exchange on cash	(62)	(25)
Cash and cash equivalents at end of period	$3,277	$3,074
Operating activities
Cash provided by operating activities for the nine months ended September 30, 2016 was $3.1 million, an increase of $14.1 million as compared to cash used for operating activities of $10.9 million for the nine months ended September 30, 2015. The increase is primarily the result of the benefit of higher sales and margins, operational savings, including efforts to reduce the HyperSound business net cash burn, and an improved cash collection cycle.

Investing activities
Cash used for investing activities was $2.3 million during the nine months ended September 30, 2016 compared to $4.2 million in the prior period on lower capital expenditures as domestic retailer customers continue to transition their advertising display models.
Financing activities
Net cash used for financing activities was $4.6 million during the nine months ended September 30, 2016 compared to $10.4 million during the nine months ended September 30, 2015. Financing activities during the nine months ended September 30, 2016 included net payments on our revolving credit facilities of $6.2 million and the repayment of $3.6 million on certain outstanding term loans with cash from operations and the issuance of common stock. Financing activities during the nine months ended September 30, 2015 included net payments on our revolving credit facilities of $16.2 million with cash from operations and the issuance of a $15.0 million term loan and $13.8 million principal amount of subordinated notes.
Management assessment of liquidity
Management believes that our current cash and cash equivalents, the amounts available under our revolving credit facility, the impact of the proceeds from our recent financings and cash flows derived from operations will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.
We believe the combination of our revolving credit facility, long-term debt and cash flow generated by our gaming headset business and reduced costs related to the HyperSound business will provide the necessary liquidity to fund our annual working capital needs.

Foreign cash balances at September 30, 2016 and December 31, 2015 were $0.2 million and $0.2 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of September 30, 2016, interest rates for outstanding borrowings were 5.00% for base rate loans and approximately 3.04% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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
On October 31, 2016, the Company amended certain provisions to provide, among other things, that (i) the existing loan availability blocks be temporarily reduced during certain specified periods, (ii) replaced certain financial covenants determined on a segment-by-segment basis by amended EBITDA levels for the Headset business beginning with the month ended October 31, 2016, (iii) the Company maintain revised cash flow levels, in the aggregate and with respect to its HyperSound division, during each rolling four week period beginning with the period ended October 31, 2016 through December 31, 2018 and September 30, 2017, respectively, and (iv) in the event the Company’s availability is less than certain specified amounts, obtain additional funding from the issuance of a subordinated promissory note provided by SG VTB (the “Promissory Note”).
As of September 30, 2016, the Company was in compliance with all the amended financial covenants, and excess borrowing availability was approximately $9.4 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.
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

Term Loan Due 2019

On July 22, 2015, the Company and its subsidiaries, entered into a term loan, guaranty and security agreement (the “Term Loan Due 2019”) with Crystal Financial LLC, as agent, sole lead arranger and sole bookrunner, Crystal Financial SPV LLC and the other persons party thereto (“Crystal”), which provides for an aggregate term loan commitment of $15 million that bears interest at a rate per annum equal to the 90-day LIBOR rate plus 10.25%. Under the terms of the Term Loan Due 2019, the Company is required to make payments of interest in arrears on the first day of each month beginning August 1, 2015 and will repay the principal in monthly payments beginning January 1, 2016, inclusive of a nine month waiver, with a final payment on June 28, 2019, the maturity date.

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

The Company and its subsidiaries are required to comply with various customary covenants including, (i) maintaining minimum EBITDA (as defined in the Term Loan Due 2019) in each trailing twelve month period beginning August 31, 2015, (ii) maintaining a Consolidated Leverage Ratio (as defined in the Term Loan Due 2019) to be measured on the last day of each month while the term loans are outstanding of no more than 5.75:1 beginning December 31, 2015 with periodic step-downs to 3.00:1 on January 31, 2018, (iii) not making capital expenditures in excess of $5.5 million in the year ending December 31, 2015 and in excess of $5 million in each of the years ending December 31, 2016, 2018 and 2019 and in excess of $5.5 million in the year ending December 31, 2017, (iv) restrictions on the Company’s and its subsidiaries ability to prepay its subordinated notes, pay dividends, incur debt, create or suffer liens and engage in certain fundamental transactions and (v) an obligation to provide certain financial and other information. The agreement permits certain equity holders of the Company to contribute funds to the Company to cure certain financial covenant defaults.

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
On June 17, 2016, the Company entered into a fourth amendment to the Term Loan Due 2019 to, among other things, temporarily reduce the existing loan availability blocks, maintain certain cash flow levels with respect to its HyperSound division during each rolling four week period through the period ending October 28, 2016 and make certain periodic reports with respect to certain financial metrics.
On October 31, 2016, in connection with the recently announced HyperSound business restructuring, the Company amended certain provisions to provide, among other things, that (i) the existing loan availability blocks be permanently reduced during certain specified periods, (ii) replaced certain financial covenants determined on a segment-by-segment basis by amended EBITDA levels for the Headset business beginning with the month ended October 31, 2016, (iii) the Company maintain revised cash flow levels, in the aggregate and with respect to its HyperSound segment, during each rolling four week period beginning with the period ended October 31, 2016 through December 31, 2018 and September 30, 2017, respectively, and (iv) in the event the Company’s availability is less than certain specified amounts, obtain additional funding from the issuance of a subordinated promissory note provided by SG VTB (the “Promissory Note”).

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

On October 31, 2016, in connection with certain amendments to the Credit Facility and Term Loan Due 2019, the Company and SG VTB entered into the Promissory Note, which states that in the event the Company’s availability under the Credit Facility is less than certain specified amounts, the Company may, upon request, at any time until September 29, 2019 require that SG VTB provide a $2 million subordinated loan. Upon issuance, the loan would bear interest at a rate of either (i) LIBOR plus 10.5% per annum or (ii) 12.0%, dependent upon the Company’s compliance with certain financial covenants and would be subordinated to all senior debt of the Company.

SG VTB is an affiliate of Stripes Group LLC (“Stripes”), a private equity firm focused on internet, software, healthcare IT and branded consumer products businesses. Kenneth A. Fox, one of our directors, is the managing general partner of Stripes and the sole manager of SG VTB and Ronald Doornink, our Chairman of the Board, is an operating partner of Stripes.

Series B redeemable preferred stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. We are required to redeem the Series B Redeemable Preferred Stock on the earlier to occur of September 28, 2030 or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $17.1 million and $16.1 million as of September 30, 2016 and December 31, 2015, respectively.
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

In addition, under the terms of the Promissory Note, if and when the funding occurs, as additional consideration the Company would issue to SG VTB a warrant, exercisable for a period of ten years beginning on the date of issuance, to purchase an amount of shares of the Company’s common stock equal to 2.4% of the Company’s then fully diluted shares outstanding at an exercise price equal to the closing price on that date. The warrant would not entitle the holder to any voting rights or other rights as a stockholder of the Company prior to exercise.

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

To date, the Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of September 30, 2016 and December 31, 2015, we did not have any derivative financial instruments.
Interest Rate Risk
The Company's total variable rate debt is comprised of $26.3 million outstanding under the Credit Facility, $14.8 million presented as a Term Loan and $16.0 million of Subordinated Notes. A hypothetical 10% increase in borrowing rates at September 30, 2016 would not result in a material increase in interest expense on the existing principal balances.
Foreign Currency Exchange Risk
The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of September 30, 2016 and December 31, 2015, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that the material weakness identified in our internal controls over financial reporting in the 2015 Form 10-K, as defined in Rule 13a-15(e) of the Exchange Act, was under remediation and therefore our disclosure controls and procedures were not effective as of September 30, 2016.

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

We may not be successful in implementing our strategic priorities for our HyperSound business, which may have a material adverse impact on our business and financial results.
In August 2016, we announced that we engaged Piper Jaffray & Co. (“Piper”) to assist in the exploration of strategic alternatives for our HyperSound business segment. While we continue to engage in discussions with Piper, there is no assurance that the process will result in a strategic alternative or transaction, which would be subject to approval by our board of directors and, if necessary, our stockholders. We do not intend to disclose further developments until the process is complete and our board of directors has taken action. If we are unable to consummate a strategic alternative, if there is any significant delay in closing such a transaction, of if the alternative election results in additional costs, our financial condition and results of operations may be adversely affected. In addition, the pendency and uncertainty with respect to the outcome of the process, as well as other changes to our HyperSound business model, could adversely impact our relationship with third-party manufacturers, other suppliers, distributors and additional third parties, which could also adversely affect our financial condition or results of operations.
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
On June 23, 2016, the United Kingdom ("UK") held a referendum in which voters approved a potential exit from the European Union ("EU"), commonly referred to as "Brexit." As a result of the referendum, it is expected that the British government will begin negotiating the terms of the UK’s future relationship with the EU. The Brexit vote may result in regulatory uncertainty throughout the region and could adversely affect business activity, political stability and economic conditions in the UK, the Eurozone, the EU and elsewhere. Any of these developments could have a material adverse effect on business activity in the UK, the Eurozone, or the EU.
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
In addition, HyperSound Clear 500P and the HyperSound Tinnitus Module feature available in the HyperSound Clear 500P are regulated by the FDA as medical devices pursuant to the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations.  HyperSound Clear 500P has received 510(k) clearance permitting over - the - counter (“OTC”) commercial distribution for use as a group auditory trainer or group hearing aid and in August 2016, the HyperSound Tinnitus Module feature available in the HyperSound Clear 500P received 510(k) clearance for prescription use in the temporary relief of tinnitus symptoms.  Recently, FDA exempted group hearing aids from the 510(k) requirement.  Therefore, we may modify HyperSound Clear 500P in the future without seeking additional 510(k) clearance, provided that we do not alter its intended use or incorporate a fundamentally different scientific technology, either of which would require a new 510(k) clearance or premarket approval. The Tinnitus Module remains subject to 510(k) clearance requirements.
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
Certain Turtle Beach stockholders acting as a group beneficially own or control approximately 57% of our common stock. Accordingly, these stockholders, acting as a group pursuant to a stockholder agreement, have substantial influence over the outcome of our corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders also may exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may affect adversely the market value of our common stock due to investors’ perception that such conflicts of interest may exist or arise.
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

TURTLE BEACH CORPORATION

Date:	November 10, 2016	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)