Form 10-K
period 2016-12-31
Turtle Beach Corp
filed 2017-03-08
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐    Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2016 was $9,802,194.
The number of shares of Common Stock, $0.001 par value, outstanding on February 28, 2017 was 49,251,336.
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

PART I

Statement Regarding Forward-Looking Disclosures

This Annual Report on Form 10-K (this “Report”) includes, and incorporates by reference, certain forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” and similar expressions. These forward-looking statements reflect the current expectations of Turtle Beach Corporation concerning future events and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including without limitation those discussed in the sections of this Report entitled “Business Overview,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•The availability of capital under our revolving credit facility and term loan;

•	Our dependence on the success and availability of third-party platforms and software to drive sales of our headset products;
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
•Cybersecurity and other information technology risks;
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
Headset Business
Turtle Beach launched its first gaming headset in 2005 and has grown to be the leading brand in gaming audio, and designs and markets premium audio peripherals for video game consoles, personal computers and mobile devices, including headsets for PlayStation®4 consoles and officially-licensed headsets for the Xbox One consoles. Turtle Beach branded headsets are distributed internationally across North America, South America, Europe, the Middle East, Africa, Australia, and Asia, and sold at thousands of storefronts, including major retailers such as Amazon, Argos, Best Buy, Game, GameStop, EB Games, Target, and Walmart.
We offer a variety of headsets, spanning multiple wired and wireless retail price points ranging from $20 to $300 and have offerings across all major gaming platforms. Our price tiers correspond to customer profiles, beginning with “Entry-Level” gamers and progressing through “Casual,” “Enthusiast” and “Core.” Each successive price tier incorporates a higher level of finishing, features and technology, progressing from passive mono to amplified stereo, surround sound, and programmable surround sound. Premium headsets have padded leather headbands, accent stitching, and noise-isolating memory foam ear cups. Other features in certain of our premium headsets include removable microphones, breakaway cables and “charge-and-play” batteries that allow gamers to continue playing even as they recharge their batteries. As gaming consoles have evolved from dedicated video game platforms to home entertainment hubs, and as mobile devices have become platforms for entertainment, we have continued to evolve our headsets to reflect how content is consumed.
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
Turtle Beach was the leading console gaming headset manufacturer in the U.S. with a 42% dollar share of the market, as noted by the December 2016 sales tracking data from The NPD Group, Inc, with four of the Top 5 third-party headsets for both the Xbox One and PlayStation®4.
Our 2016 was highlighted by:

•
Entered competitive gaming audio gear market with the Elite Pro Headset, which includes the groundbreaking ComforTec™ Fit System, and partnered with top professional eSports organizations, OpTic Gaming and FaZe Clan;

•	Launched Stealth 350VR headset, the first and only headset created specifically for use with the new virtual reality devices like PlayStation®VR, HTC Vive™; and

•	Launched Stream Mic, a professional-quality desktop microphone created for gamers livestreaming from their consoles.
HyperSound Business
HyperSound technology is a pioneering audio solution that provides an effective means of projecting sound in a highly directional manner, without use of large speaker arrays, to a specific location creating a precise audio zone. HyperSound directs a beam of audio to targeted listeners in a specific spot, delivering an immersive, 3D-like audio experience. The Company sells HyperSound Professional Audio Solutions, which is being purchased for commercial retail environments where a targeted zone of sound is desired.

We believe our technology offers a number of advantages over regular audio speakers, including:

•	the ability to create a beam of sound and place it where it is intended;

•	the ability to deliver a beam of sound over longer distances; and

•	the ability to penetrate other competing ambient sounds to more effectively communicate.
HyperSound Glass, unveiled in June 2016, is similar in design to touchscreen glass, where there are multiple layers of transparent materials and electronics working in conjunction with the glass. For HyperSound Glass, the glass pane is layered with a set of transparent films allowing it to generate a beam of ultrasound that delivers crisp, clear audio to the targeted listener.
In September 2016, we started the process of restructuring the HyperSound business and winding down direct sales of the HyperSound Clear™ 500P product, in an effort to reduce costs and align spending with revenues, while continuing to pursue certain additional opportunities, including licensing the technology for HyperSound Glass and other applications.

Industry Overview
Gaming Headset Market
Sales in the gaming accessories market, which includes headsets and other peripherals such as gamepads, specialty controllers, adapters, batteries, memory and interactive gaming toys are heavily dependent on the global video game industry. In 2013, the gaming industry experienced a cyclical event as Microsoft and Sony each announced new consoles for the first time in eight years, and the consumer response to the Xbox One and PlayStation®4 (the “new generation” or “new-gen” consoles) has been overwhelmingly positive, creating a new installed base of gamers and a market for new-gen headsets.
When new console platforms are introduced into the market, changes to their platforms impact how headset connect with or work with the new consoles and, such as with the most recent consoles, required a transition of console gaming headsets and consumers reduced their purchases of game console peripherals and accessories, including headsets, for old generation console platforms in anticipation of the new platforms becoming available.
The October 2016 Intelligence: Worldwide Console Forecast report by DFC Intelligence Forecasts, or “DFC,” estimates that cumulative new generation consoles are expected to exceed $65 billion by 2020. While sales of the new-gen consoles have outperformed previous platforms, the overall console gaming market uncharacteristically slowed in the recent holiday season. Sales tracking data from The NPD Group, Inc. indicated that console gaming headset sales in the U.S. were nearly $400 million, up slightly from prior year, as consumer deferred purchases ahead of mid-cycle console refreshes and a limited line up of multi-player games.
We believe next year will be a key point in the evolution of the console landscape. Following the recent PlayStation®4 Slim and Pro releases, Microsoft's Xbox One Scorpio, with a focus on high-end 4K and VR gaming, potentially provides the opportunity to combine the console and the rapidly growing PC gaming market through cross-platform initiatives.

HyperSound Markets
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

Business Strategy
We intend to build upon the Turtle Beach brand awareness, sophisticated audio technology and high quality products to grow the core console and casual gaming business to increase sales and profitability.

•
Console Headset Market Share Growth. We believe that our brand's image among consumers is a competitive advantage and that our success is attributable to our emphasis on delivering the highest quality, most innovative headsets.

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

•
Expand Our Product Lines.  We intend to increase our sales by continuing to develop internally, or through potential acquisitions, products that we offer to our customers. In 2016, we launched new products in two small markets in virtual reality and live streaming that we believe have rapid growth potential. We continue to invest in the resources necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies.

•
Accelerate International Expansion. We have a strong gaming headset market position in North America, the United Kingdom, Germany, France and Australia, and, as part of our long-term strategy, believe there are additional growth opportunities in Latin America and Asia. In particular in China, under a Chinese language version of the Turtle Beach brand and logo, phonetically pronounced “Huan Jing” (translates as “Fantasy Space"), where we believe there is a potential growth opportunity in the personal computer market as well as the console market following the Chinese government lifting its ban on video game consoles in September 2013.

•
Develop HyperSound License Model. This is expected to require less capital compared to internal development efforts in recent years while still allowing for revenue generating opportunities, including (i) the technology for HyperSound Glass, (ii) commercial retail display sales and (iii) hearing related and other applications.

Product Development
We continue to innovate, make improvements to our technology and develop new products, and anticipate that we will continue to devote substantial resources to research and development in the near future. Our product management team takes a disciplined approach to product design that balances iteration, incremental improvement and innovation to achieve a blend of differentiated technology designed to attract customers, maintain product design continuity and exceed expectations as to quality, reliability and profitability. For the year ended December 31, 2016, we invested $8.3 million in the continued expansion of our new generation headset portfolio including the launch of the Stealth 350VR, Elite Pro headsets and Stream Mic, professional-quality live streaming microphone as well as product development efforts around HyperSound Glass. For the years ended December 31, 2015 and 2014, we expended $11.6 million and $9.4 million, respectively.

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
In anticipation of new product development and incremental growth, we made additional investments with a focus on making advancements to our planning systems. In connection with our initiative to improve our operating efficiency and reduce costs, we have continued efforts to focus on company-wide overhead reduction activities including right-sizing our supply chain, consolidation of warehouses with our global logistics partnership with Keuhne & Nagel as well as the planned transition of our European warehouse to a third-party logistics provider in 2017.
We believe we have solid relationships with our suppliers and that, subject to the discussion in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” we will continue to have a sufficient supply of quality products on satisfactory terms.

Retail Distribution
Our headsets are sold in over 40 countries, by retailers such as Amazon, Argos, Best Buy, Game, GameStop, EB Games, Target, and Walmart. We often have a broader assortment and more shelf space than competitors at video game and electronics retailers such as GameStop and Best Buy which we believe reinforces the brand’s authenticity with gaming enthusiasts, and our presence in mass channel retailers such as Walmart and Target enables the brand to reach a wider audience of casual gamers. Our established presence on Amazon.com and other online retail sites, and positive consumer product ratings on those sites, increases the search visibility of our products and helps to influence both online and in-store sales.
Turtle Beach UK serves as a primary sales office for the European market, and has strengthened Turtle Beach’s European operations with support for sales, marketing, customer service and distribution.
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

Customers

The following tables show net revenues by product type:

	December 31,
	2016	2015	2014
Net Revenues	(in thousands)
Headset	$173,323	$161,835	$185,469
HyperSound (1)	655	912	707
Total	$173,978	$162,747	$186,176
(1) Business acquired in January 2014.
The Headset business customer base is comprised primarily of large retailers and distributors, both domestic and international. In 2016, net sales to our major market channels consisted of $114.3 million to domestic retail customers, $37.5 million to international customers, $12.6 million to domestic distributors and $8.9 million to other customers.
Our three largest individual customers accounted for approximately 49% of our gross sales in 2016, 47% of our gross sales in 2015 and 45% of our gross sales in 2014. During 2016, our three largest customers, Best Buy, Walmart and Game Stop each accounted for between 14% to 17% of our consolidated net sales.

Geographic Information
In addition to the traditional markets of the United States and United Kingdom, we have pursued growth in countries such as Germany and France and believe that additional long-term growth opportunities exist in Asia Pacific and Latin America.

During 2016, we began to improve our international structure by taking retailers across Europe direct, leveraging off our new warehousing facility and simplifying our distribution model to provide less risk and lower infrastructure costs. In 2017, the Company believes this new model will provide significant growth in the European markets.
The following table presents total net revenues, and percentage of total, based on where customers are physically located for each of the three years ended December 31, 2016:

	2016		2015		2014
	(in thousands)
North America	$130,371	74.9%	$117,526	72.2%	$123,908	66.6%
United Kingdom	21,778	12.5%	20,881	12.8%	29,425	15.8%
Europe	15,729	9.0%	17,329	10.6%	24,082	12.9%
Other	6,100	3.6%	7,011	4.4%	8,761	4.7%
Total revenues	$173,978		$162,747		$186,176

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

Employees
As of December 31, 2016, Turtle Beach had 172 employees, of which 150 were full-time salaried employees. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

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
In addition to cash flow generated from sales, we finance our operations with a revolving credit facility (the “Credit Facility”) provided by Bank of America, as Agent, Sole Lead Arranger and Sole Bookrunner and our term loan (the “Term Loan Due 2019”) provided by Crystal Financial LLC (“Crystal”), as Agent, Sole Lead Arranger and Sole Bookrunner. If we are unable to comply with the financial and other covenants contained in the Credit Facility or the Term Loan Due 2019 (collectively, the “Loan Documents”) and are unable to obtain a waiver under the applicable Loan Documents, Bank of America or Crystal, as applicable, may declare the outstanding borrowings under the applicable Loan Documents immediately due and payable. Such an event would have an immediate and material adverse impact on our business, results of operations and financial condition. We would be required to obtain additional financing from other sources, and we cannot predict whether or on what terms, if any, additional financing might be available. If we are required to seek additional financing and are unable to obtain it, we may have to change our business and capital expenditure plans, which may have a materially adverse effect on our business, financial condition and results of operations. In addition, the debt under the Loan Documents could make it more difficult to obtain other debt financing in the future, which could put us at a competitive disadvantage to competitors with less debt.
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
The Credit Facility and Term Loans provide our lenders with a first-priority lien against substantially all of our working capital assets, including trade accounts receivable, inventories, and intellectual property and contains certain restrictions on our ability to take certain actions.
The Credit Facility and Term Loan Due 2019 contain certain financial covenants and other restrictions that limit our ability, among other things, to incur certain additional indebtedness; pay dividends and repurchase stock; make certain investments and other payments; enter into certain mergers or consolidations; engage in sale and leaseback transactions and transactions with affiliates; and encumber and dispose of assets.
In addition, we have granted the lenders a first-priority lien against substantially all of our assets, including trade accounts receivable, inventories and our intellectual property. Failure to comply with the operating restrictions or financial covenants could result in a default which could cause the lenders to accelerate the timing of payments and exercise their lien on substantially all of our assets.

If suppliers, customers, landlords, employees or other stakeholders lose confidence in our business, it may be more difficult for us to operate and may materially adversely affect our business, results of operations and financial condition.
If suppliers, customers, landlords, employees or other stakeholders have doubts regarding our ability to continue as a going concern, this could result in further loss of confidence, which, in turn, could materially adversely affect our ability to operate. Concerns about our financial condition may cause our suppliers and other counterparties to tighten credit terms or cease doing business with us altogether, which would have a material adverse effect on our business and results of operations.
Risks Related to Our Operations
We depend upon the success and availability of third-party gaming platforms and software to drive sales of our headset products.
The performance of our headset business is affected by the continued success of third-party gaming platforms, such as Microsoft's Xbox consoles and Sony's PlayStation® consoles, as well as video games developed by such manufacturers and other third-party publishers. Our business could suffer if any of these parties fail to continue to drive the success of these platforms, develop new or enhanced videogame platforms, develop popular game and entertainment titles for current or future generation platforms or produce and timely release sufficient quantities of such consoles. For example, DFC Intelligence forecasts' estimates of future cumulative new generation console has declined since the debut of the new-gen consoles in 2013, which, if such estimates are accurate, may negatively impact our future headset sales or otherwise negatively impact our business. Further, if a platform is withdrawn from the market or fails to sell, we may be forced to liquidate inventories relating to that platform or accept returns resulting in significant losses.
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
In addition, we are licensed and approved by Microsoft to develop and sell Xbox One compatible audio products pursuant to a license agreement under which we have the right to manufacture (including through third party manufacturers), market and sell audio products for the Xbox One video game console (the “Xbox One Agreement”). Our Xbox One headsets are dependent on this license. Microsoft has the right to terminate the Xbox One Agreement under certain circumstances set forth in the agreement. Should the Xbox One Agreement be terminated, our headset offerings may be limited, thereby significantly reducing our revenues.
Accordingly, Microsoft, Sony and other third-party gaming platform manufacturers may control our ability to manufacture headsets compatible with their platforms, and could cause unanticipated delays in the release of our products as well as increases to projected development, manufacturing, licensing, marketing or distribution costs, any of which could negatively impact our business.
Our HyperSound business has not generated significant revenues and we may not be successful in implementing our strategic priorities for our HyperSound business, which may have a material adverse impact on our business and financial results.
Our HyperSound business has incurred operating losses since the spin-off of Parametric Sound Corporation from LRAD Corporation in 2010, and could incur additional losses in the near-term if we are unable to successfully complete our previously announced strategic alternative process to continue the development and commercialization of the HyperSound technology.
Substantially all our HyperSound revenues to date have been derived from sales of a limited number of products to a limited number of customers. We cannot guarantee that we will have sufficient capital to continue development of our HyperSound products and technology, or that we will be able to develop a larger customer base and introduce new products to generate additional revenues. Further, we cannot guarantee that we will be able to generate any future license revenues.
Our ability to achieve future profitability is dependent on a variety of factors, many of which are outside our control, including, but not limited to, the outcome of our strategic review. Failure to achieve profitability or sustain profitability, if achieved, may require us to continue to make additional capital investments in, or to dispose of, our HyperSound business, either of which could materially impact our results of operations.
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
Further, new and emerging technologies and alternate platforms for gaming, such as mobile devices, could make the consoles for which our headsets are designed less attractive or, in time, obsolete, which could require us to transition our business model, develop products for other gaming platforms.
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
During 2016, our three largest individual customers accounted for approximately 49% of our gross sales in the aggregate. The loss of, or financial difficulties experienced by, any of these or any of our other significant customers, including as a result of the bankruptcy of a customer, could have a material adverse effect on our business, results of operations, financial condition and liquidity. We do not have long-term agreements with these or other significant customers and our agreements with these customers do not require them to purchase any specific amount of products. All of our customers generally purchase from us on a purchase order basis. As a result, agreements with respect to pricing, returns, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each customer. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. In addition, the uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based in part on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. In addition, financial difficulties experienced by a significant customer could increase our exposure to uncollectible receivables and the risk that losses from uncollected receivables exceed the reserves we have set aside in anticipation of this risk.
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
Further, technological and other developments may in the future accelerate the frequency of such console transitions resulting in such disruption occurring more frequently. For example, journalists have begun to report rumors of new consoles on the horizon from each of Sony and Microsoft, Neo and Project Scorpio respectively. In addition, competing technologies such as tablet-based gaming and virtual reality may result in further disruption to the overall console gaming market.
We are party to ongoing stockholder litigation, and in the future could be party to additional stockholder litigation, any of which could harm our business, financial condition and operating results.
We have had, and may continue to have, actions brought against us by stockholders in connection with the merger, past transactions, changes in our stock price or other matters. Any such claims, whether or not resolved in our favor, could divert our management and other resources from the operation of our business and otherwise result in unexpected and substantial expenses that would adversely and materially impact our business, financial condition and operating results. For example, and as further described in Item 3, “Legal Proceedings,” and Note 13, “Commitments and Contingencies,” we are involved in legal proceedings related to the merger of VTBH and Paris Acquisition Corp. involving certain of our stockholders, including the holder of VTBH’s Series B Redeemable Preferred Stock, (the “Series B Holder”), filing a complaint in New York state court alleging breach of contract against VTBH and seeking a declaratory judgment that he is entitled to damages and specific performance, including the redemption of his stock. The redemption value of VTBH’s Series B Redeemable Preferred Stock was $17.5 million as of December 31, 2016.
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
The reliability and capacity of our information systems are critical. Despite preventative efforts, our systems are vulnerable from time-to-time to damage or interruption from, among other things, natural disasters, technical malfunctions, inadequate systems capacity, human error, power outages, computer viruses and security breaches. Any disruptions affecting our information systems could have a material adverse impact on our business. In addition, any failure to maintain adequate system security controls to protect our computer assets and sensitive data, including associate and client data, from unauthorized access, disclosure or use could damage our reputation with our associates and our clients, exposing us to financial liability, legal proceedings (such as class action lawsuits), and regulatory action. While we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. As a result, we may not be able to immediately detect any security breaches, which may increase the losses that we would suffer. Finally, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends, in part, on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans.
Our reliance on information systems and other technology also gives rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. The occurrence of any of these events could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage our reputation, which could adversely affect our business. In addition, as security threats continue to evolve we may need to invest additional resources to protect the security of our systems.

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
Further, Turtle Beach products are manufactured in China for export to the United States and worldwide. As a result of opposition to policies of the Chinese government and China’s growing trade surpluses with the United States, there has been, and in the future may be, opposition to the extension of normal trade relations (“NTR”) status for China. The loss of NTR status for China, changes in current tariff structures or adoption in the United States of other trade policies adverse to China could increase our manufacturing expenses and make it more difficult for us to manufacture our products in China.
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
In connection with the audit of our consolidated financial statements for the year ended December 31, 2015, our management identified control deficiencies in our internal control over financial reporting that constituted a material weakness in our internal control over financial reporting.  As such, our controls over financial reporting were not designed or operating effectively, and as a result there were adjustments required in connection with preparing our consolidated financial statements for the year ended December 31, 2016. The control deficiency resulted in more than a remote likelihood that a material misstatement of our annual and interim financial statements would not be prevented or detected.

We are currently taking steps in an effort to remediate our material weakness, but there can be no assurance that we will be successful in pursuing these measures or that these measures will significantly improve or remediate the material weakness described above. There is also no assurance that we have identified all of our material weaknesses or that we will not in the future have additional material weaknesses. There is no assurance that we will be able to remediate the material weakness in a timely manner, or at all, or that in the future, additional material weaknesses will not exist or otherwise be discovered. If our efforts to remediate the material weakness described above are not successful, or if other material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Securities Exchange Act of 1934, as amended ("Exchange Act"), restatements of our consolidated financial statements, a decline in our stock price or suspension or delisting of our common stock from the NASDAQ Global Market.
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
We could incur unanticipated expenses in connection with warranty or product liability claims relating to a recall of one or more of our products, including the XO FOUR Stealth headset recall in 2015, which could require significant expenditures to defend. Additionally, we may be required to comply with governmental requirements to remedy the defect and/or notify consumers of the problem that could lead to unanticipated expense, and possible product liability litigation against a customer or us. As of December 31, 2016 and the date of this report, the Company has not received notice of any lawsuits against the Company in connection with any recall actions.
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
The current administration has called for substantial change to fiscal and tax policies, which may include comprehensive tax reform and changes to the implementation of the Dodd-Frank Act and related or similar regulations. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.
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
Certain Turtle Beach stockholders acting as a group beneficially own or control approximately 54% of our common stock. Accordingly, these stockholders, acting as a group pursuant to a stockholder agreement, have substantial influence over the outcome of our corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders also may exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may affect adversely the market value of our common stock due to investors’ perception that such conflicts of interest may exist or arise.
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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

The table below describes our principal facilities as of December 31, 2016.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease
San Diego	CA	Corporate Headquarters	30,000	2020
Valhalla	NY	Administration	21,000	2019
Basingstoke	U.K.	Administration	6,850	2021
Poway	CA	Administration	2,830	2017
San Jose	CA	Research & Development	3,500	2018
Darlington	U.K.	Warehouse	120,000	2017

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
On February 18, 2015, On February 18, 2015, Dr. John Bonanno, a minority shareholder of Series B Preferred Stock of VTBH, filed a complaint in Delaware Chancery Court alleging breach of contract against VTBH. According to the complaint, the Merger purportedly triggered a contractual obligation for VTBH to redeem Dr. Bonanno's preferred stock. Dr. Bonanno requests a declaratory judgment stating that he is entitled to damages including a redemption of his stock for the redemption value of $15.1 million (equal to the original issue price of his stock plus accrued dividends) as well as other costs and expenses. On February 8, 2016, the Delaware Chancery Court granted VTBH's motion to dismiss for improper venue, and Dr. Bonnano's complaint was dismissed without prejudice. In January of 2017, Dr. Bonanno filed a complaint in New York state court alleging breach of contract against VTBH and seeking a declaratory judgment that he is entitled to damages and specific performance, including redemption of his stock. The Company answered the complaint on March 7, 2017.  At the order of the Court, the parties will be filing cross-motions for summary judgment on March 31, 2017, on the sole question of whether the Merger was a defined event in the purported contract entitling Dr. Bonnano to redemption of his shares. VTBH maintains that the Merger did not trigger any obligation to redeem Mr. Bonanno's preferred stock.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2016 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item  5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's stock is traded on NASDAQ under the symbol “HEAR.” The following table sets forth the high and low sale prices per share of our common stock on the NASDAQ for the period indicated:

	High	Low
Fiscal Year 2016
First Quarter	$2.07	$0.91
Second Quarter	1.42	0.83
Third Quarter	1.55	0.91
Fourth Quarter	2.00	1.21

	Market Price
	High	Low
Fiscal Year 2015
First Quarter	$3.27	$1.85
Second Quarter	3.29	1.75
Third Quarter	3.19	1.91
Fourth Quarter	3.72	1.86
The closing price of our common stock on February 28, 2017 was $1.06 per share. The number of holders of record of common stock at February 28, 2017 was 952.

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

The following graph shows a comparison from January 15, 2014 (the date following the reverse acquisition) through December 31, 2016 of the cumulative total return assuming a $100 investment in our common stock, the S&P 500 Index and the S&P 500 Consumer Durables Index. In accordance with the rules of the Securities and Exchange Commission, the returns are indexed to a value of $100 at December 31, 2013 and assume that all dividends, if any, were reinvested. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

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

Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

In February 2016, concurrent with the completion of the Offering, SG VTB Holdings, LLC, the Company's largest shareholder, purchased 1,700,000 shares of our common stock for $1.00 per shares in a private placement, resulting in total gross proceeds of approximately $1.7 million.  The sale of these shares was not registered under the Securities Act of 1933, as amended, in reliance on the exemptions set forth under Section 4(2) thereof and Rule 506 of Regulation D thereunder.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 of this annual report for disclosure relating to our equity compensation plans. Such information will be included in our Proxy Statement or an amendment to this Form 10-K, which is incorporated herein by reference.

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

The following table sets forth selected consolidated financial data for each of the five years ended December 31, 2016. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in this Report.

	Year Ended December 31,
	2016 (3)	2015 (2)	2014 (1)	2013	2012
	(in thousands, except per share data)
Net Revenue	$173,978	$162,747	$186,176	$178,470	$207,136
Cost of Revenue	131,368	122,056	135,509	128,141	132,795
Gross Profit	42,610	40,691	50,667	50,329	74,341
Gross Margin	24.5%	25.0%	27.2%	28.2%	35.9%
Operating loss	(77,701)	(74,399)	(13,825)	1,589	42,910
Operating Margin	(44.7)%	(45.7)%	(7.4)%	0.9%	20.7%
Net income (loss)	$(87,182)	$(82,907)	$(15,486)	$(6,163)	$26,460

Net earnings (loss) per share:
Basic	$(1.79)	$(1.96)	$(0.39)	$(0.49)	$0.13
Diluted	$(1.79)	$(1.96)	$(0.39)	$(0.49)	$0.13
Weighted average number of shares:
Basic	48,592	42,269	39,665	12,700	12,700
Diluted	48,592	42,269	39,665	12,700	12,700

Balance Sheet Data
Cash and cash equivalents	6,183	7,114	7,908	6,509	5,219
Total Assets	94,800	172,460	249,968	127,307	134,195
Total Debt	66,875	64,806	44,555	64,578	74,250
Series B Redeemable Preferred Stock	17,480	16,145	14,916	13,713	12,703
Series A Convertible Preferred Stock	—	—	—	24,345	24,345

(1) In 2014, we completed the merger with Parametric, which contributed revenue of $0.7 million in the year and $129.1 million of total assets on date of the merger.

(2) Includes goodwill impairment charge of $49.8 million.

(3) Includes a $7.1 million charge for inventory reserves associated with the HyperSound restructuring and goodwill and other intangibles impairment charges of $63.2 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2016.

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

•
HyperSound technology is a pioneering audio solution that provides an effective means of projecting sound in a highly directional manner, without use of large speaker arrays, to a specific location creating a precise audio zone. HyperSound directs a beam of audio to targeted listeners in a specific spot, delivering an immersive, 3D-like audio experience.

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

Cumulative New Generation Console Sales (in millions)

Source: DFC Intelligence Forecasts: Worldwide Console Forecast, October 2016.

In September 2016, Sony discontinued the original PlayStation®4 console and released a new, slimmer, and lower-priced PlayStation®4 Slim, which no longer includes an optical audio connector. Despite dropping the optical connector, we were largely able to accommodate this audio connectivity change via software updates to a small selection of our products affected by Sony's hardware change.
We believe this is a good indication that any potential future console changes are not expected to be nearly as disruptive as this past change as the new generation of platform uses fairly standard audio connectivity, which we believe is unlikely to change and many headsets now have the capability to be updated via software upgrades. Over the long term, we expect to benefit from the extension of the new-gen cycle, driven by the introductions of Xbox One S, PlayStation®VR, PlayStation®4 Pro, and Microsoft's upcoming Project Scorpio, expected to be available in holiday of next year, which should result in stronger gaming engagement for the next several years.
HyperSound
HyperSound technology is a pioneering audio solution that provides an effective means of projecting sound in a highly directional manner, without use of large speaker arrays, to a specific location creating a precise audio zone. HyperSound directs a beam of audio to targeted listeners in a specific spot, delivering an immersive, 3D-like audio experience. The Company sells HyperSound Professional Audio Solutions, which is being purchased for commercial retail environments where a targeted zone of sound is desired.
Hearing Health Care. HyperSound technology offers a fundamentally new way to deliver sound, and our research indicates that it improves the home listening experience.
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

Results of Operations
Management Overview
In 2016, our next-gen headsets continued to gain market share led by stronger-than-expected demand for our entry-level Recon series headsets, the introduction and sales of our Stealth 520 and 420X+ wireless headsets and solid overall performance across the rest of our line. As a result, our net revenues increased $11.2 million, or 6.9%, to $174.0 million and headset margins improved 540 basis points to 31.9%.
In addition, we completed a ground-up redesign of the competitive gaming headset that brings to market multiple first-and-only innovations in the core mechanics of headset design, weight and fit with the launch of our Elite Pro headset and tournament audio controller, which delivered a whole new level of gaming audio. Further, the year marked our entrance into two small but burgeoning new markets in virtual reality and live streaming with our just-launched Stealth 350VR headset, the first and only headset created specifically for use with the new virtual reality devices like PlayStation®VR and HTC Vive™; and our Stream Mic, the first professional-quality live streaming microphone that works with Xbox One as well as with PlayStation 4, PC and Mac.
In September 2016, we started the process of restructuring the HyperSound business in an effort to reduce costs and align spending with revenues, while continuing to pursue certain additional opportunities, including licensing the technology for HyperSound Glass and other applications. By tightly managing the costs in our headset business our operating expenses, excluding non-cash asset impairments, decreased roughly 20% in the fourth quarter compared to 2015 and we expect to maintain that level with operating expenses approximately 20% lower for the full year in 2017.
For 2016, our reported net loss increased to $87.2 million, or diluted net loss per share of $1.79, driven largely by the negative non-cash impacts of the goodwill and other intangible impairment charges and inventory reserves associated with the HyperSound restructuring. Our Headset Segment, reported net loss of $0.7 million, with operating income, compared to a prior year net loss of $17.2 and negative operating income, on the strength of our new-gen portfolio, product cost improvements and certain operating expense cost reduction efforts.

Finally, as noted with the release of Sony's new, slimmer PlayStation®4 console, we believe future console changes will not be nearly as disruptive as this past change was on our business as this new generation of platform uses fairly standard audio connectivity, which we believe is unlikely to change and the majority of our headsets now have the capability to be updated with simple software upgrades. As such, in 2017, we expect to benefit from the extension of the new-gen cycle, driven by the introductions of Xbox One S, PlayStation®VR, PlayStation®4 Pro, and Microsoft's upcoming Project Scorpio, expected to be available in holiday of next year, which should result in stronger gaming engagement for the next several years.
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
Adjusted EBITDA
Adjusted EBITDA (and a reconciliation to Net loss, the nearest GAAP financial measure) for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
Net loss	$(87,182)	$(82,907)	$(15,486)
Interest expense	7,447	5,099	7,209
Depreciation and amortization	9,194	7,916	6,866
Stock-based compensation	3,960	5,897	5,194
Income tax expense (benefit)	(387)	2,393	(6,272)
Impairment charge	63,236	49,822	—
Business transaction costs	—	—	3,744
Restructuring charges	664	399	747
HyperSound business transition charge	7,079	—	—
Adjusted EBITDA	$4,011	$(11,381)	$2,002
Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

Net loss for the year ended December 31, 2016 was $87.2 million compared to a net loss of $82.9 million in the prior year period, including $0.2 million and $17.2 million of net loss attributable to the Headset segment, for the year ended December 31, 2016 and the prior year, respectively.

For the year ended December 31, 2016, Adjusted EBITDA on a consolidated basis was $4.0 million, including investments of $10.4 million in the HyperSound business, compared to Adjusted EBITDA on a consolidated basis of $(11.4) million, including investments of $13.8 million in the HyperSound business from the year ended December 31, 2015.

Headset Adjusted EBITDA totaled approximately $14.4 million in the year ended December 31, 2016 compared to $2.4 million in the prior year, despite the negative impacts of $2.4 million related to foreign currency, as new-gen headset consumer demand on both platforms continued to drive higher North American and United Kingdom retailer sales volumes and product mix driven margin improvement.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Net loss for the year ended December 31, 2015 was $82.9 million compared to a net loss of $15.5 million in the prior year period, including $17.2 million and $2.0 million of net loss attributable to the Headset segment, for the year ended December 31, 2015 and the prior year, respectively.

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

Financial Results
The following table sets forth the Company’s statements of operations for the periods presented:

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
Net Revenue	$173,978	$162,747	$186,176
Cost of Revenue	131,368	122,056	135,509
Gross Profit	42,610	40,691	50,667
Gross Margin	24.5%	25.0%	27.2%

Operating expenses	120,311	115,090	64,492
Operating loss	(77,701)	(74,399)	(13,825)
Interest expense	7,447	5,099	7,209
Other non-operating expense, net	2,421	1,016	724
Loss before income tax expense (benefit)	(87,569)	(80,514)	(21,758)
Income tax expense (benefit)	(387)	2,393	(6,272)
Net loss	$(87,182)	$(82,907)	$(15,486)

Net Revenue and Gross Profit
Headset Segment

The following table summarizes net revenue and gross profit for the periods presented:

	December 31,
	2016	2015	2014
	(in thousands)
Net Revenue	$173,323	$161,835	$185,469
Gross Profit	55,221	42,832	50,550
Gross Margin	31.9%	26.5%	27.3%
Cash Margin (1)	32.5%	27.5%	27.5%
(1) Excludes non-cash charges of $1.1 million, $1.7 million and $0.5 million, respectively.

Comparison of Fiscal Years 2016 and 2015

Net revenues for year ended December 31, 2016 increased $11.2 million, or 6.9%, with 28.8% increase in new-gen headset sales on robust North American retailer sales (up 10.9%) and less promotional activity as a result of continued stronger-than-expected demand for our entry-level Recon series headsets, positive consumer response to the introduction and sales of the Stealth 420X+ and Playstation compatible headset market gains across all price points lead by the Ear Force PX24 and the introduction of the Stealth 520.
For the year ended December 31, 2016, gross profit as a percentage of net revenue increased to 31.9% from 26.5% in the prior year. The year-over-year improved margin was primarily due to product mix, as heavily discounted old-gen products are no longer a significant portion of revenues with new-gen headsets up to 92.3% of net revenues, a channel mix shift to higher margin North America retailers as well as an operational move away from branded headsets that reduced third party licensing and royalty costs.
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

HyperSound Segment

	December 31,
	2016	2015	2014

HyperSound	655	912	707
Gross Profit	(12,611)	(2,141)	117

Comparison of Fiscal Years 2016 and 2015

Net revenues for the years ended December 31, 2016 and 2015 reflect the initial sales of the HyperSound Clear 500P product that launched in November 2015. The slower than anticipated ramp in sales volumes resulted from the extensive training and resources necessary to build market awareness in the hearing healthcare channel and we reduced resources as part of our transition away from Clear 500P direct sales in order to pursue a licensing model.

As a result of certain costs related to the HyperSound Clear 500P product, including the incremental amortization expense related to technological feasibility of the purchased in-process research and development intangible asset and $7.1 million inventory reserve in connection with the Company’s HyperSound strategic alternative plans, gross profit as a percentage of net revenue was negative for the year. Refer to Note 1, “Summary of Significant Accounting Policy” for additional information.

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

Operating Expenses

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
Selling and marketing	$28,572	$31,829	$33,442
Research and development	8,259	11,556	9,400
General and administrative	19,580	21,484	17,159
Business transaction costs	—	—	3,744
Goodwill and other intangible asset impairment	63,236	49,822	—
Restructuring charges	664	399	747
Total operating expenses	$120,311	$115,090	$64,492

By Segment:
Headset	$46,588	$51,530	$51,640
HyperSound	$73,723	$63,560	$13,167
Selling and Marketing
Selling and marketing expense for the year ended December 31, 2016 totaled $28.6 million, or 16.4% as a percentage of net revenues, compared to $31.8 million, or 19.6% as a percentage of net revenues, for the prior year. This decrease was attributable to headcount reductions in connection with our marketing department realignment ($0.7 million), lower retail marketing and depreciation, as certain of our major retail customers have shifted away from independent in-store displays.
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

Research and Development
Despite the continued development initiatives such as the Stealth 350VR headset, Stream Mic and HyperSound Glass, research and development expenses for the year ended December 31, 2016 decreased versus the prior year on cost reductions following the launch of the HyperSound Clear 500P product ($3.0 million).

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

General and Administrative
General and administrative expenses for the year ended December 31, 2016 decreased $1.9 million to $19.6 million compared to $21.5 million for the year ended December 31, 2015. The year over year decrease was primarily due to a lower non-cash stock compensation charges as compared to incremental expense in connection with our stock option exchange in the prior year ($1.1 million), a reduction in HyperSound related expenses ($0.4 million) and lower legal expenses ($0.3 million).

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

Goodwill and Other Intangibles Impairment
As a result of interim and annual impairment tests, for the years ended December 31, 2016 and 2015, respectively, we recorded a $63.2 million and $49.8 million goodwill impairment charge, respectively, in connection with the decline in implied fair value of the HyperSound reporting unit. There were no such charges in 2014.

Business Transaction
Business transaction expenses for the year ended December 31, 2014 incurred in connection with the Merger included investment banker success fees of $2.2 million payable upon the close of the merger and legal and accounting fees required to complete the transaction. There were no such charges in 2016 or 2015.
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

Interest Expense
Interest expense increased $2.3 million for the year ended December 31, 2016 primarily due to $1.6 million of additional interest related to the Term Loan Due 2019 and the Subordinated Notes, and non-cash amortization of related debt issuance costs.
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

Income Taxes
Income tax benefit for the year ended December 31, 2016 was $0.4 million at an effective tax rate of 0.4% compared to income tax expense of $2.4 million for the year ended December 31, 2015 at an effective tax rate of (3.0)%. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

Income tax expense for the year ended December 31, 2015 was $2.4 million at an effective tax rate of (3.0)% compared to income tax benefit $6.3 million for the year ended December 31, 2014 at an effective tax rate of 28.8%. The effective tax rate was primarily impacted by two discrete items, the release of certain reserves related to uncertain tax positions due to the closure of an IRS examination and the establishment of a valuation allowance on all of our deferred tax assets in the United States and the United Kingdom.

Other Non-Operating Expenses
Other non-operating expenses increased for the year ended December 31, 2016 to $2.4 million due to negative effect if the Brexit vote on exchange rates as it relates to our United Kingdom operations.

Liquidity and Capital Resources
Our primary sources of working capital are cash flow from operations and availability of capital under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows, and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	2016	2015	2014
	(in thousands)
Cash and cash equivalents at beginning of period	$7,114	$7,908	$6,509
Net cash used for operating activities	(1,830)	(15,133)	(14,834)
Net cash provided by (used for) investing activities	(3,229)	(6,693)	557
Net cash provided by financing activities	4,213	21,134	15,969
Effect of foreign exchange on cash	(85)	(102)	(293)
Cash and cash equivalents at end of period	$6,183	$7,114	$7,908
Operating activities
Cash used for operating activities for the year ended December 31, 2016 was $1.8 million, a decline of $13.3 million as compared to $15.1 million for the year ended December 31, 2015. The year-over-year decrease is primarily the result of certain operational actions to lower net cash burn in the HyperSound business and better align costs with our revenue, and increased Headset cash flows on the strength of our new-gen portfolio, product cost improvements and certain operating expense cost reduction efforts.

Cash used for operating activities for the year ended December 31, 2015 was $15.1 million compared to $14.8 million for the year ended December 31, 2014. The year-over-year increase is primarily the result of lower net income adjusted for non-cash expenses and higher year-over-year payments of accounts payable due to incremental expenses incurred in connection with the launch of the HyperSound Clear 500P product. These impacts were offset, in part, by the valuation allowance recorded on the Company's deferred tax assets.

Investing activities
Cash used for investing activities was $3.2 million during the year ended December 31, 2016 compared to $6.7 million in 2015, primarily due to lower capital expenditures compared to certain tooling purchases in connection with the expansion of our headset portfolio and the initial production line for HyperSound Clear 500P in the prior year. In 2016, capital expenditures primarily related to interactive display purchases and certain website costs.
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

Financing activities
Net cash provided by financing activities was $4.2 million during the year ended December 31, 2016 compared to $21.1 million and $16.0 million during the years ended December 31, 2015 and 2014, respectively. Financing activities in 2016 included $6.0 million of proceeds from the sale of common stock and net borrowings on our revolving credit facilities of $3.4 million, partially offset by $4.0 million of term loan repayments and $1.2 million in debt issuance costs related to recent debt amendments.
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

Foreign cash balances at December 31, 2016 and December 31, 2015 were $0.2 million and $0.2 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of December 31, 2016, interest rates for outstanding borrowings were 5.25% for base rate loans and 3.21% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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

On February 1, 2016, the Company further amended certain provisions of the Credit Facility to, among other things, provide that, on or prior to February 5, 2016, the Company receive net proceeds of not less than $6.0 million of additional equity capital or additional third lien debt financing and apply such proceeds against the outstanding principal balance of the working capital line of credit, amend the definition of EBITDA to exclude certain non-recurring expenses and replace certain financial covenants by amended EBITDA levels. The Company satisfied its paydown obligation with the proceeds from the Offering and private placement. Refer to Note 2, “Equity Offering and Private Placement” for further details.

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
As of December 31, 2016, the Company was in compliance with all the amended financial covenants, and excess borrowing availability was approximately $11.0 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.
Term Loans

Term Loan Due 2018

On December 29, 2014, the Company amended the Credit Facility to permit the repayment of $7.7 million of then existing subordinated debt and accrued interest with the proceeds thereof with Bank of America to enter into an additional loan (the “Term Loan”). The Term Loan resulted in modified financial covenants while it is outstanding, will bear interest at a rate of LIBOR for the applicable interest period plus 5% and will be repaid in equal monthly installments beginning on April 1, 2015, including a six month waiver and ending on October 1, 2018. As of December 31, 2016, the outstanding principal balance was $3.6 million.

Term Loan Due 2019

On July 22, 2015, the Company and its subsidiaries, entered into a term loan, guaranty and security agreement (the “Term Loan Due 2019”) with Crystal Financial LLC, as agent, sole lead arranger and sole bookrunner, Crystal Financial SPV LLC and the other persons party thereto (“Crystal”), which provides for an aggregate term loan commitment of $15 million that bears interest at a rate per annum equal to the 90-day LIBOR rate plus 10.25%. Under the terms of the Term Loan Due 2019, we are required to make payments of interest in arrears on the first day of each month beginning August 1, 2015 and will repay the principal in monthly payments beginning January 1, 2016, inclusive of a nine month waiver, with a final payment on June 28, 2019, the maturity date.

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

The Company and its subsidiaries are required to comply with various customary covenants including, (i) maintaining minimum EBITDA (as defined in the Term Loan Due 2019) in each trailing twelve month period beginning August 31, 2015, (ii) maintaining a Consolidated Leverage Ratio (as defined in the Term Loan Due 2019) to be measured on the last day of each month while the term loans are outstanding of no more than 5.75:1 beginning December 31, 2015 with periodic step-downs to 3.00:1 on January 31, 2018, (iii) not making capital expenditures in excess of $11 million in the year ending December 31, 2015 and in excess of $5 million in each of the years ending December 31, 2016, 2018 and 2019 and in excess of $5.5 million in the year ending December 31, 2017, (iv) restrictions on the Company’s and its subsidiaries ability to prepay its subordinated notes, pay dividends, incur debt, create or suffer liens and engage in certain fundamental transactions and (v) an obligation to provide certain financial and other information. The agreement permits certain equity holders of the Company to contribute funds to the Company to cure certain financial covenant defaults.

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
As of December 31, 2016, the Company was in compliance with the amended financial covenants, and outstanding principal balance was $10.7 million.
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

Series B redeemable preferred stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. We are required to redeem the Series B Redeemable Preferred Stock on the earlier to occur of September 28, 2030 or the occurrence of a liquidation event (as defined in VTBH's Certificate of Incorporation) at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $17.5 million and $16.1 million as of December 31, 2016 and December 31, 2015, respectively.
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

In connection with the Merger, the Company performed a valuation of the acquired goodwill and intangible assets and recorded $81.0 million of goodwill based on the fair values of the assets acquired and liabilities assumed. As a result of the annual impairment assessment as of November 1, 2015, the Company recorded a $49.8 million goodwill impairment charge, which resulted in a $31.2 million remaining carrying value as of December 31, 2015. The goodwill impairment was attributed to planned revenues reflective of certain operational decisions, including a slower roll-out to ensure customer satisfaction, an increase to the risk factor that is included in the discount rate used to calculate the discounted cash flows and continued deterioration of the stock price.

During 2016, as a result of the shortfall versus plan and capital intensive nature of the rollout, we concluded that indicators of potential goodwill impairment were present and based on the two-step impairment test, recorded goodwill and other intangibles charges of $63.2 million, which resulted in no remaining carrying value as of December 31, 2016. Refer to Note 1, “Summary of Significant Accounting Policy” for further details.

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
Off-Balance Sheet Arrangements
Off balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity for which we have an obligation to the entity that is not recorded in the consolidated financial statements. As of December 31, 2016, there are no significant off-balance sheet arrangements.
Contractual Obligations
Our principal commitments primarily consist of obligations for minimum payment commitments to leases for office space, redeemable preferred stock and the revolving credit facility. As of December 31, 2016, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
	(in thousands)
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Contractual Obligations: (1)
Operating lease obligations (2)	$5,135	$1,663	$2,824	$648	—
Series B Redeemable Preferred Stock (3)	51,928	—	—	—	51,928
Long term debt (4)	69,676	38,552	11,720	19,404	—
Interest payments on long-term debt (5)	12,181	1,340	579	10,262	—
Total	$138,920	$41,555	$15,123	$30,314	$51,928
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

(5) These amounts reflect estimated interest payments under our outstanding long-term debt agreements based on the applicable rates in effect as of December 31, 2016, except for interest payments under our Credit Facility because the amount that will be borrowed in future years is uncertain.

Item 7A - Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact its financial position due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily a result of fluctuations in interest rates, foreign currency exchange rates and inflation.

To date, the Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of December 31, 2016, we do not have any derivative financial instruments.
Interest Rate Risk
The Company's total variable rate debt is comprised of $35.9 million outstanding under the Credit Facility, $14.4 million presented as term loans and $16.5 million of Subordinated Notes. A hypothetical 10% increase in borrowing rates at December 31, 2016 would have resulted in a $0.3 million annual increase in interest expense on the existing principal balance.
Foreign Currency Exchange Risk
The Company has exchange rate exposure, primarily, with respect to the British Pound. As of December 31, 2016, 2015 and 2014, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Turtle Beach Corporation
San Diego, California

We have audited the accompanying consolidated balance sheets of Turtle Beach Corporation as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turtle Beach Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years in the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
Stamford, Connecticut
March 8, 2017

Turtle Beach Corporation
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$6,183	$7,114
Accounts receivable, less allowances for $12,783 and $13,829 in 2016 and 2015, respectively	54,633	57,192
Inventories	21,698	26,146
Prepaid income taxes	—	260
Prepaid expenses and other current assets	4,121	4,191
Total Current Assets	86,635	94,903
Property and equipment, net	4,311	6,859
Goodwill	—	31,152
Intangible assets, net	1,618	37,956
Deferred income taxes	543	—
Other assets	1,693	1,590
Total Assets	$94,800	$172,460
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Revolving credit facilities	$35,905	$32,453
Term loans	2,647	4,814
Accounts payable	11,927	17,680
Other current liabilities	16,414	14,236
Total Current Liabilities	66,893	69,183
Term loans, long-term portion	10,442	12,174
Series B redeemable preferred stock	17,480	16,145
Deferred income taxes	—	4
Subordinated notes - related party	17,881	15,365
Other liabilities	2,800	2,937
Total Liabilities	115,496	115,808
Commitments and Contingencies
Stockholders' Equity
Common stock, $0.001 par value - 100,000,000 shares authorized; 49,251,336 and 42,529,502 shares issued and outstanding as of December 31, 2016 and 2015, respectively	49	43
Additional paid-in capital	146,615	136,693
Accumulated deficit	(166,800)	(79,618)
Accumulated other comprehensive loss	(560)	(466)
Total Stockholders' Equity (Deficit)	(20,696)	56,652
Total Liabilities and Stockholders' Equity (Deficit)	$94,800	$172,460

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation
Consolidated Statements of Operations

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(in thousands, except share and per share data)
Net Revenue	$173,978	$162,747	$186,176
Cost of Revenue	131,368	122,056	135,509
Gross Profit	42,610	40,691	50,667
Operating expenses:
Selling and marketing	28,572	31,829	33,442
Research and development	8,259	11,556	9,400
General and administrative	19,580	21,484	17,159
Goodwill and other intangible asset impairment	63,236	49,822	—
Restructuring charges	664	399	747
Business transaction costs	—	—	3,744
Total operating expenses	120,311	115,090	64,492
Operating loss	(77,701)	(74,399)	(13,825)
Interest expense	7,447	5,099	7,209
Other non-operating expense, net	2,421	1,016	724
Loss before income tax expense (benefit)	(87,569)	(80,514)	(21,758)
Income tax expense (benefit)	(387)	2,393	(6,272)
Net loss	$(87,182)	$(82,907)	$(15,486)

Net loss per share :
Basic	$(1.79)	$(1.96)	$(0.39)
Diluted	$(1.79)	$(1.96)	$(0.39)
Weighted average number of shares:
Basic	48,592	42,269	39,665
Diluted	48,592	42,269	39,665

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(in thousands)
Net loss	$(87,182)	$(82,907)	$(15,486)

Other comprehensive income (loss):
Foreign currency translation adjustment	(94)	(237)	(334)
Other comprehensive income (loss)	(94)	(237)	(334)
Comprehensive loss	$(87,276)	$(83,144)	$(15,820)

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net loss	$(87,182)	$(82,907)	$(15,486)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	5,066	5,901	5,800
Amortization of intangible assets	4,128	2,015	1,066
Amortization of deferred financing costs	1,342	360	2,621
Stock-based compensation	3,960	5,897	5,194
Accrued interest on Series B redeemable preferred stock	1,335	1,230	1,203
Paid in kind interest	2,156	947	1,138
Deferred income taxes	(547)	5,414	(9,998)
Provision for (Reversal of) sales returns reserve	(1,677)	2,113	(2,111)
Provision for doubtful accounts	144	2	37
Provision for obsolete inventory	11,414	1,107	532
Loss on disposal of property and equipment	15	76	9
Loss on impairment of HyperSound assets	63,236	49,822	—
Changes in operating assets and liabilities:
Accounts receivable	4,092	1,752	(10,396)
Inventories	(6,966)	11,147	11,363
Accounts payable	(5,057)	(17,287)	(10,552)
Due to shareholders	—	—	(3,125)
Prepaid expenses and other assets	245	(712)	(212)
Income taxes payable	395	(1,700)	4,704
Other liabilities	2,071	(310)	3,379
Net cash used for operating activities	(1,830)	(15,133)	(14,834)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,229)	(6,693)	(3,536)
Cash acquired in business combinations	—	—	4,093
Net cash provided by (used for) investing activities	(3,229)	(6,693)	557
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	208,920	217,644	157,982
Repayment of revolving credit facilities	(205,468)	(222,054)	(160,855)
Repayment of capital leases	(41)	(40)	(34)
Borrowings on term loan	—	15,110	7,692
Repayment of term loan	(4,011)	(4,423)	(14,500)
Repayment of subordinated notes	—	—	(18,481)
Proceeds from sale of common stock, net of issuance costs	5,968	—	37,230
Proceeds from exercise of stock options	—	731	1,618
Debt financing costs	(1,155)	(2,134)	(1,683)
Proceeds from issuance of subordinated notes	—	16,300	7,000
Net cash provided by financing activities	4,213	21,134	15,969
Effect of exchange rate changes on cash and cash equivalents	(85)	(102)	(293)
Net increase (decrease) in cash and cash equivalents	(931)	(794)	1,399
Cash and cash equivalents - beginning of period	7,114	7,908	6,509
Cash and cash equivalents - end of period	$6,183	$7,114	$7,908

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$2,053	$1,731	$3,209
Cash paid for income taxes	$—	$16	$554
Accrual for purchases of property and equipment	$145	$841	$1,420
Value of shares issued to acquire HyperSound business	$—	$—	$113,782
Conversion of Series A Preferred Stock	$—	$—	$24,345
Issuance of warrants	$—	$1,983	$—

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation
Consolidated Statement of Convertible Preferred Stock and Stockholders' Equity (Deficit)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
	(in thousands)
Balance at December 31, 2013	48,690	$24,345	12,700	$13	$(54,031)	$18,775	$105	$(35,138)
Net loss	—	—	—	—	—	(15,486)	—	(15,486)
Other comprehensive loss	—	—	—	—	—	—	(334)	(334)
Adjustment for reverse merger			7,275	7	113,775		—	113,782
Conversion of Series A Preferred	(48,690)	(24,345)	17,527	18	24,327		—	24,345
Cashless exercise of warrants	—	—	24	—	—	—	—	—
Sale of common stock, net of issuance costs	—	—	4,000	4	37,226	—	—	37,230
Stock options exercised	—	—	502	—	1,593	—	—	1,593
Stock-based compensation	—	—	—	—	5,194	—	—	5,194
Balance at December 31, 2014	—	—	42,028	42	128,084	3,289	$(229)	131,186
Net loss	—	—	—	—	—	(82,907)	—	(82,907)
Other comprehensive loss	—	—	—	—	—	—	(237)	(237)
Stock options exercised	—	—	502	1	729	—	—	730
Issuance of warrants	—	—	—	—	1,983	—	—	1,983
Stock-based compensation	—	—	—	—	5,897	—	—	5,897
Balance at December 31, 2015	—	—	42,530	43	136,693	(79,618)	(466)	56,652
Net loss	—	—	—	—	—	(87,182)	—	(87,182)
Other comprehensive loss	—	—	—	—	—	—	(94)	(94)
Sale of common stock, net of issuance costs	—	—	6,700	6	5,962	—	—	5,968
Stock-based compensation	—	—	22	—	3,960		—	3,960
Balance at December 31, 2016	—	$—	49,252	$49	$146,615	$(166,800)	$(560)	$(20,696)

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

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Cost of Revenue and Operating Expenses
The following table illustrates the primary costs classified in each major expense category:

Cost of Revenue	Operating Expenses
Cost to manufacture products;	Payroll, bonus and benefit costs;
Freight costs associated with moving product from suppliers to distribution center and to customers;	Costs incurred in the research and development of new products and enhancements to existing products;
Costs associated with the movement of merchandise through customs;	Depreciation related to demonstration units;
Costs associated with material handling and warehousing;	Legal, finance, information systems and other corporate overhead costs;
Global supply chain personnel costs;	Sales commissions, advertising and marketing costs.
Product royalty costs.
Product Warranty Obligations
The Company provides for product warranties in accordance with the contract terms given to various customers by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products.

Marketing Costs
Costs associated with the production of advertising, such as print and other costs, as well as costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first appears in public. Advertising costs were approximately $6.2 million, $5.3 million and $4.8 million for the years ended December 31, 2016, 2015 and 2014.

The Company also incurs co-operative advertising costs that represent reimbursements to customers for shared marketing expenses for sale of its products. These reimbursements are recorded as reductions of net revenue based on a percentage of sales for all period presented. Co-operative advertising reimbursements were approximately $4.0 million, $3.6 million and $6.4 million for the years ended December 31, 2016, 2015 and 2014.

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

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

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

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

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
In connection with the merger, the Company performed a valuation of the acquired goodwill and intangible assets and recorded $81.0 million of goodwill based on the fair values of the assets acquired and liabilities assumed. As a result of the annual impairment assessment as of November 1, 2015, the Company recorded a $49.8 million goodwill impairment charge, which resulted in a $31.2 million remaining carrying value as of December 31, 2015. The goodwill impairment was attributed to planned revenues reflective of certain operational decisions, including a slower roll-out to ensure customer satisfaction, an increase to the risk factor that is included in the discount rate used to calculate the discounted cash flows and continued deterioration of the stock price.

Further, since the launch of the HyperSound Clear 500P product in November 2015 to a limited initial group of audiology offices, the audiologist channel has proven to require significantly greater than anticipated resources to fully pursue due to the substantial training efforts along with resistance to integrate the product into the office workflow. As a result of the shortfall versus plan, Management concluded that indicators of potential goodwill impairment were present and, performed an preliminary impairment assessment of whether it is more-likely-than-not that the carrying amount of the HyperSound reporting unit is greater than its fair value. The initial impairment test, with respect to June 30, 2016, utilized a market approach based primarily on market data and comparables, including the synergistic benefit for a market participant with greater resources, and assumptions about industry conditions, growth rates and profitability as Management believed this represents the most likely use of the assets. This analysis indicated that the Company’s net book value exceeded its fair value and as a result, the Company recorded a $31.2 million goodwill impairment charge, which represented the entire goodwill amount for the HyperSound reporting unit.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

In September 2016, we started the process of restructuring the HyperSound business in an effort to reduce costs and align spending with revenues, while continuing to pursue certain additional opportunities, including licensing the technology for HyperSound Glass and other applications. As such, during the three months ended September 30, 2016, the Company completed the impairment analysis under an income approach that reflected recent events in connection with the strategic options exploration, including the transition to a licensing business model. Based on additional information such as sustained slower than anticipated sales volumes in the HyperSound business and certain plans to reduce operating costs to align with current revenues, the Company materially revised certain revenue growth and margin assumptions based on estimates of future operations. As a result, in conjunction with the completion of the second step of the Company's goodwill impairment analysis, we recorded a $32.1 million impairment charge related to the developed technology, in-process research and development and trade names, which is included as a component of goodwill and intangible asset impairment.

During 2016, based on certain analysis (see above), the Company recorded a $63.2 million goodwill and other intangibles impairment charge, which resulted in no remaining carrying value as of December 31, 2016.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, revolving line of credit and long-term debt. Cash equivalents are stated at amortized cost, which approximated fair value as of the consolidated balance sheet dates due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The revolving line of credit and long-term debt are stated at the carrying value as the stated interest rate approximates market rates currently available to the Company, which are considered Level 2 inputs.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at December 31, 2016 and 2015.

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

Accounts receivable are unsecured and represent amounts due based on contractual obligations of customers. Our three largest individual customers accounted for approximately 49% of our gross sales in the aggregate for the year ended December 31, 2016, or individually 17%, 16% and 16%, compared to 14%, 18% and 15% in 2015 and 15%, 15% and 15% in 2014. In addition, two customers accounted for 27% and 30% of accounts receivable as of December 31, 2016 and, 24% and 19% for December 31, 2015.

Concentrations of credit risk with respect to accounts receivable are mitigated by performing ongoing credit evaluations of customers to assess the probability of collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, limiting the credit extended, and review of the invoicing terms of the contract. In addition the Company has credit insurance in place through a third party insurer against defaults by certain domestic and international customers, subject to policy limits. The Company generally does not require customers to provide collateral to support accounts receivable. The Company has recorded an allowance for doubtful accounts for those receivables that were determined not to be collectible.

Foreign cash balances at December 31, 2016 and 2015 were $0.2 million and $0.2 million, respectively.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB agreed to a one-year deferral of the effective date to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods, but will permit public business entities to adopt the standard as of the original effective

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

date (annual reporting periods beginning after December 15, 2016). These updates permit the use of either the retrospective or cumulative effect transition method. We do not believe the standard will impact our recognition of revenue from our headset business.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 further clarified that debt issuance costs related to line-of-credit arrangements may continue to be presented as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendment is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods with early adoption permitted. The Company adopted this guidance on a retrospective basis as required and as such reclassified $1.4 million of deferred financing fees from “Other Assets” to “Term Loan, long term portion” on the Condensed Consolidated Balance Sheet at December 31, 2015. Refer to Note 7, “Credit Facilities and Long-Term Debt” for further information.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Accounting for Goodwill Impairment, which removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance will be effective for the Company on January 1, 2019, although early adoption is permitted. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Note 2. Equity Offering and Private Placement

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and debt instruments. As of December 31, 2016 and 2015, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted, and there were no outstanding financial assets and liabilities recorded at fair value on a recurring basis.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$6,183	$6,183	$7,114	$7,114
Credit Facility	35,905	35,905	32,453	32,453
Term Loans	14,367	14,281	18,379	18,179
Subordinated Debt	19,403	18,569	17,247	15,892

Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying value of the Credit Facility and Term Loan Due 2018 equals fair value as the stated interest rate approximates market rates currently available to the Company, which are considered Level 2 inputs. The fair values of our Term Loan Due 2019 and Subordinated Debt are based upon an estimated market value calculation that factors principal, time to maturity, interest rate and current cost of debt, which is considered a Level 3 input.

Turtle Beach Corporation
Notes to Consolidated Financial Statements

Note 4. Allowance for Sales Returns
The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
Balance, beginning of period	$6,268	$4,155	$6,266
Reserve accrual	12,819	17,108	13,042
Recoveries and deductions, net	(14,496)	(14,995)	(15,153)
Balance, end of period	$4,591	$6,268	$4,155

Note 5. Composition of Certain Financial Statement Items
Inventories
Inventories, net consist of the following:

	December 31, 2016	December 31, 2015
	(in thousands)
Raw materials	$1,680	$1,481
Finished goods	20,018	24,665
Total inventories	$21,698	$26,146
Property and Equipment, net
Property and equipment, net consists of the following:

	December 31, 2016	December 31, 2015
	(in thousands)
Machinery and equipment	$1,321	$1,238
Software and software development	383	1,022
Furniture and fixtures	288	284
Tooling	1,581	3,395
Leasehold improvements	1,247	1,255
Demonstration units and convention booths	8,172	16,531
Total property and equipment, gross	12,992	23,725
Less: accumulated depreciation and amortization	(8,681)	(16,866)
Total property and equipment, net	$4,311	$6,859
Depreciation and amortization expense on property and equipment, for the years ended December 31, 2016, 2015 and 2014 was $5.1 million, $5.9 million and $5.8 million, respectively.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Other Current Liabilities
Other current liabilities consist of the following:

	December 31, 2016	December 31, 2015
	(in thousands)
Accrued vendor expenses	$4,735	$570
Accrued royalty	3,370	3,808
Accrued employee expenses	2,791	2,072
Accrued expenses	5,518	7,786
Total other current liabilities	$16,414	$14,236

Note 6. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying values of goodwill for the year ended December 31, 2016 are as follows:

(in thousands)
Balance as of January 1, 2016	$31,152

Impairment Charge (HyperSound)	31,152
Balance as of December 31, 2016	$—
Acquired Intangible Assets
Acquired identifiable intangible assets, and related accumulated amortization, as of December 31, 2016 and December 31, 2015 consist of:

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Asset Impairment	Net Book Value
	(in thousands)
Customer relationships	$5,796	$3,737	—	2,059
Non-compete agreements	177	177	—	—
In-process Research and Development	27,100	4,074	23,026	—
Developed technology	8,880	802	8,078	—
Trade names	170	92	78	—
Patent and trademarks	967	65	902	—
Foreign Currency	(1,294)	(853)	—	(441)
Total Intangible Assets	$41,796	$8,094	$32,084	$1,618

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Asset Impairment	Net Book Value
	(in thousands)
Customer relationships	$5,796	$3,213	—	2,583
Non-compete agreements	177	177	—	—
In-process Research and Development	27,100	1,018	—	26,082
Developed technology	8,880	225	—	8,655
Trade names	170	67	—	103
Patent and trademarks	730	37	—	693
Foreign Currency	(463)	(303)	—	(160)
Total Intangible Assets	$42,390	$4,434	$—	$37,956
In October 2012, VTB acquired Lygo International Limited, subsequently renamed TB Europe. The acquired intangible assets relating to customer relationships and non-compete agreements are being amortized over an estimated useful life of thirteen years with the amortization being included within sales and marketing expense.

In January 2014, the merger between VTBH and Turtle Beach (f/k/a Parametric Sound Corporation) was completed. The acquired intangible assets relating to developed technology, customer relationships and trade name are subject to amortization. Customer relationships and trade name are being amortized over an estimated useful life of two years and five years, respectively, with the amortization being included within sales and marketing expense. In October 2015, the purchased in-process technology for research projects, primarily related to directed audio solutions that beam sound to a specific listening area (i.e. the HyperSound technology), reached technological feasibility and was reclassified as an amortizable finite-lived asset and is being amortized over an estimated useful life of approximately eight years with the amortization being included within cost of revenue. During 2016, in connection with the Company's exploration of strategic options, the estimated useful life of the developed technology was reassessed and as a result, the remaining balance will be amortized over an estimated economic useful life of approximately 5.5 years with the amortization being included within cost of revenue.

Amortization expense related to definite lived intangible assets of $4.1 million, $2.0 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2017	$436
2018	366
2019	307
2020	258
2021	217
Thereafter	475
Total	$2,059

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Note 7. Credit Facilities and Long-Term Debt

	December 31, 2016	December 31, 2015
	(in thousands)
Revolving credit facility, maturing March 2019	$35,905	$32,453

Term Loan Due 2018	3,632	5,769
Term Loan Due 2019	10,735	12,610
Less unamortized deferred financing fees	1,278	1,391
Total Term Loans	13,089	16,988

Subordinated notes - related party	19,403	17,247
Less unamortized debt discount	1,522	1,882
Total Subordinated notes	17,881	15,365
Total outstanding debt	66,875	64,806
Less: current portion of revolving line of credit	(35,905)	(32,453)
Less: current portion of term loans	(2,647)	(4,814)
Total noncurrent portion of long-term debt	$28,323	$27,539
Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $5.5 million, $3.5 million and $6.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Amortization of deferred financing costs was $1.3 million, $0.4 million and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The amount for the year ended December 31, 2014 includes the write-off of $2.2 million in deferred financing costs associated with the repayment of the Company's former loan and security agreement. In connection with the Term Loan Due 2019 and Amended Notes, the Company incurred $5.3 million of financing costs, including $2.0 million related to the fair value of the warrants issued recorded as debt discount, which has been deferred and will be recognized over the term of the respective agreements.
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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of December 31, 2016, interest rates for outstanding borrowings were 5.25% for base rate loans and 3.21% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

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

On February 1, 2016, the Company further amended certain provisions of the Credit Facility to, among other things, provide that, on or prior to February 5, 2016, the Company receive net proceeds of not less than $6.0 million of additional equity capital or additional third lien debt financing and apply such proceeds against the outstanding principal balance of the working capital line of credit, amend the definition of EBITDA to exclude certain non-recurring expenses and replace certain financial covenants by amended EBITDA levels. The Company satisfied its paydown obligation with the proceeds from the Offering and private placement. Refer to Note 2, “Equity Offering and Private Placement” for further details.

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
As of December 31, 2016, the Company was in compliance with all the amended financial covenants, and excess borrowing availability was approximately $11.0 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.
Term Loans

Term Loan Due 2018

On December 29, 2014, the Company amended the Credit Facility with Bank of America to enter in to an additional loan (the “Term Loan Due 2018”) for the repayment of $7.7 million of then existing subordinated debt and accrued interest. The Term Loan Due 2018 resulted in modified financial covenants while it is outstanding, will bear interest at a rate of LIBOR for the applicable interest period plus 5% and will be repaid in equal monthly installments beginning on April 1, 2015 and ending on October 1, 2018, reflecting a six month waiver. Amounts so repaid are recognized by lowering the balance of the term loan tranche and increasing the lower interest rate base revolver amount, with no net impact on borrowing availability.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

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

The Company and its subsidiaries are required to comply with various customary covenants including, (i) maintaining minimum EBITDA (as defined in the Term Loan Due 2019) in each trailing twelve month period beginning August 31, 2015, (ii) maintaining a Consolidated Leverage Ratio (as defined in the Term Loan Due 2019) to be measured on the last day of each month while the term loans are outstanding of no more than 5.75:1 beginning December 31, 2015 with periodic step-downs to 3.00:1 on January 31, 2018, (iii) not making capital expenditures in excess of $11 million in the year ending December 31, 2015 and in excess of $5 million in each of the years ending December 31, 2016, 2018 and 2019 and in excess of $5.5 million in the year ending December 31, 2017, (iv) restrictions on the Company’s and its subsidiaries ability to prepay its subordinated notes, pay dividends, incur debt, create or suffer liens and engage in certain fundamental transactions and (v) an obligation to provide certain financial and other information. The agreement permits certain equity holders of the Company to contribute funds to the Company to cure certain financial covenant defaults.

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

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

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
As of December 31, 2016, the Company was in compliance with all the amended financial covenants.

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

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

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

Note 8. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
Federal:
Current	$11	$(3,218)	$3,271
Deferred	—	5,153	(9,424)
Total Federal	11	1,935	(6,153)
State and Local:
Current	149	197	455
Deferred	—	663	(347)
Total State and Local	149	860	108
Foreign
Current	—	—	—
Deferred	(547)	(402)	(227)
Total Foreign	(547)	(402)	(227)
Total	$(387)	$2,393	$(6,272)

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

The reconciliation between the provision (benefit) for income taxes and the expected provision (benefit) for income taxes at the U.S. federal statutory rate of 35% is as follows:

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
U.S. Operations	$(88,084)	$(78,643)	$(21,639)
Foreign Operations	515	(1,871)	(119)
Income (loss) before income taxes	(87,569)	(80,514)	(21,758)
Federal statutory rate	35%	35%	35%
Provision for income taxes at federal statutory rate	(30,649)	(28,180)	(7,615)
State taxes, net of federal benefit	113	805	37
Foreign tax rate differential	(522)	253	151
Research credits	—	—	(728)
Change in valuation allowance	18,969	8,528	—
Impairment charge	10,903	17,438	—
Acquisition costs	—	—	613
Stock compensation	230	3,384	—
Interest on Series B Preferred Stock	467	430	421
Prior year adjustment	14	518	27
Change in unrecognized tax benefits	(26)	(1,024)	875
Other	114	241	(53)
Provision (benefit) for income taxes	$(387)	$2,393	$(6,272)

The income tax provision (benefit) reflects the current and deferred tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns. U.S. federal income taxes are provided on unremitted foreign earnings, except those that are considered indefinitely reinvested. at December 31, 2016, the Company had no foreign unremitted earnings. The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside the United States and the current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The tax effects of significant items comprising the Company’s deferred tax assets/(liabilities) are as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Allowance for doubtful accounts	$52	$38
Inventories	3,407	914
Employee benefits	3,754	2,360
Net operating loss	19,246	16,992
Unrecognized tax benefits	649	623
Depreciation and amortization	357	(151)
Intangible assets	209	(13,086)
Other	1,222	1,672
	28,896	9,362
Valuation allowance	(28,353)	(9,366)
Net deferred tax assets (liabilities)	$543	$(4)
At December 31, 2016, the Company has $49.0 million of net operating loss carryforwards and $21.0 million of state net operating loss carryforwards, which will begin to expire in 2029. An ownership change occurred on January 15, 2014, and
$12.7 million of federal net operating losses included in the above are pre-change losses subject to Section 382 of the Internal Revenue Code of 1986, as amended. The Company believes, based on the estimated Section 382 limitation and the net operating loss carryforward period, that the pre ownership change net operating losses can be fully utilized in future years if there is sufficient taxable income in such carryforward period.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

The realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. During 2015, as a result of cumulative losses in recent years primarily due to incremental costs associated with the console transition, acquisition costs and initial investments in the HyperSound business, the Company concluded that a full valuation allowance is required on its net domestic deferred tax assets. However, the Company believes there is sufficient evidence to support the utilization of the Company’s international net deferred tax assets totaling $0.5 million and, therefore, no valuation allowance has been set-up against these assets.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized.  Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Gross unrecognized tax benefit, beginning of period	$1,468	$3,965
Additions based on tax positions related to the current year	—	—
Decreases based on tax positions in a prior period	—	(2,497)
Gross unrecognized tax benefit, end of period	$1,468	$1,468
The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establish tax reserves for uncertain tax positions that do not meet this threshold. To the extent these unrecognized tax benefits are ultimately recognized, approximately $1.5 million will impact the Company’s effective tax rate in a future period. Interest and penalties associated with income tax matters are included in the provision for income taxes. As of December 31, 2016, the Company had uncertain tax positions of $2.2 million, inclusive of $0.7 million of interest and penalties.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. Below is a summary of the filing jurisdictions and open tax years:

Open Years
U.S. Federal	2013 - 2015
California	2012 - 2015
New Jersey	2012 - 2015
New York	2013 - 2015
Pennsylvania	2013 - 2015
Texas	2012 - 2015
United Kingdom	2013 - 2015
Note 9. Preferred Stock

Series A Convertible Preferred Stock

In September 2010, VTBH issued 48,689,555 shares of its Series A Convertible Preferred Stock for aggregate proceeds of $24.3 million. In connection with the Merger, all of the issued and outstanding Series A Convertible Preferred Stock were canceled and the former holders were issued 17,526,640 shares of Turtle Beach Corporation Common Stock.

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

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

issued, by the acquiring corporation or its subsidiary (other than a reincorporation transaction) or a sale of all or substantially all of the assets of the corporation.

For the years ended December 31, 2016, 2015, and 2014, the Company recognized $1.3 million, $1.2 million and $1.2 million, respectively, of interest expense on the Preferred Stock. The redemption value was $17.5 million and $16.1 million as of December 31, 2016 and 2015, respectively. The Company has recorded the Preferred Stock as a non-current liability due to its mandatory redemption provisions for all periods presented.

There were no dividends declared during the years ended December 31, 2016, 2015 and 2014.

As of December 31, 2016, 2015, and 2014, 1,000,000 shares of Series B redeemable preferred stock are authorized, issued and outstanding.

Note 10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders:

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands, expect per-share data)
Net loss	$(87,182)	$(82,907)	$(15,486)

Weighted average common shares outstanding — Basic	48,592	42,269	39,665
Plus incremental shares from assumed conversions:
Dilutive effect of stock options, warrants, unvested awards	—	—	—
Weighted average common shares outstanding — Diluted	48,592	42,269	39,665

Net loss per share :
Basic	$(1.79)	$(1.96)	$(0.39)
Diluted	$(1.79)	$(1.96)	$(0.39)

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

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
Stock options	6,411	6,260	6,081
Warrants	3,071	954	36
Unvested restricted stock awards	120	54	6
Total	9,602	7,268	6,123

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

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

The following table presents the stock activity and the total number of shares available for grant as of December 31, 2016:

(in thousands)
Balance at December 31, 2015	3,258
Options granted	(2,006)
Restricted Stock granted	(129)
Forfeited/Expired shares added back	1,138
Balance at December 31, 2016	2,261
Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company's stock-based awards, was comprised as follows:

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
Cost of revenue	$557	$889	$310
Selling and marketing	90	320	866
Research and development	561	784	846
General and administrative	2,752	3,904	3,172
Total stock-based compensation	$3,960	$5,897	$5,194

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

None of the Company's stock options were exercised for the year ended December 31, 2016. The associated tax benefit recognized in the Consolidated Statements of Operations for the fiscal years ended December 31, 2015 and 2014 was approximately $2.1 million and $1.9 million, respectively. In addition, cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock-based compensation arrangements (“excess tax benefits”) are classified as financing cash flows only when realized.  As such, for the fiscal year ended December 31, 2015 and 2014, the Company received $0.7 million and $1.6 million, respectively, in cash from the exercise of stock options and related excess tax benefits from stock-based compensation arrangements of $0.1 million and $0.7 million, respectively, were not recognized.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2015	5,613,384	$2.19	7.89	$628,833
Granted	2,006,082	1.15
Exercised	—	—
Forfeited	(1,238,019)	2.01
Outstanding at December 31, 2016	6,381,447	$1.90	7.37	$20,033
Vested and expected to vest at December 31, 2016	6,371,446	$1.91	7.37	$19,937
Exercisable at December 31, 2016	3,311,716	$1.92	7.33	$18,019
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. There was no aggregate intrinsic value of options exercised for the year ended December 31, 2016.
As of December 31, 2016, total unrecognized compensation cost related to non-vested stock options granted to employees was $4.0 million, which is expected to be recognized over a remaining weighted average vesting period of 2.7 years.
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

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
Expected term (in years)	6.1	6.1	6.1
Risk-free interest rate	1.1% - 2.3%	1.5% - 1.9%	1.8% - 2.0%
Expected volatility	40.7% - 42.2%	40.8% - 47.1%	47.5% - 49.8%
Dividend rate	0%	0%	0%
Each of these inputs is subjective and generally requires significant judgment to determine. The risk-free rate is based on a zero-coupon U.S. Treasury rate in effect at the time of grant with maturity dates that coincide with the expected life of the options. The expected life of the options is based on a simplified weighted average taking into account the vesting conditions and contractual life of the award. Since the Company has a limited trading history for its common stock, the expected volatility was derived from the historical stock volatilities of several unrelated public companies within the Company’s industry that are considered to be comparable to the Company’s business over a period equivalent to the expected term of the stock option grants.
The weighted average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $0.48, $0.88 and $5.27, respectively. The total estimated fair value of employee options vested during the years ended December 31, 2016, 2015 and 2014 was $2.4 million, $3.0 million and $5.5 million, respectively.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2015	71,898	$3.48
Granted	129,309	1.16
Vested	(65,502)	2.29
Nonvested restricted stock at December 31, 2016	135,705	1.84
As of December 31, 2016 total unrecognized compensation cost related to the nonvested restricted stock awards granted was $0.1 million, which is expected to be recognized over a remaining weighted average vesting period of 0.3 years.

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

As of December 31, 2016 and 2015, 714,347 phantom units at a weighted-average exercise price of $0.93 have been granted and are outstanding. Because these phantom units are not exercisable or convertible into common shares, said amounts and exercise prices were not subject to the exchange ratio provided by the Merger agreement. As of December 31, 2016, compensation expense related to the Appreciation Plan units remained unrecognized because a change in control, as defined in the plan, had not occurred and is not anticipated by the Company. In July 2015, the Appreciation Plan was terminated as to new grants, but vested and unvested phantom units will continue.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

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

The following tables show net revenues, operating income and total assets by reporting segments:

	December 31,
	2016	2015	2014
Net Revenues	(in thousands)
Headset	$173,323	$161,835	$185,469
HyperSound	655	912	707
Total	$173,978	$162,747	$186,176

Operating Income (Loss)
Headset	$8,633	$(8,698)	$(311)
HyperSound	(86,334)	(65,701)	(13,514)
Total	$(77,701)	$(74,399)	$(13,825)
Interest Expense	$7,447	$5,099	$7,209
Other non-operating expense, net	$2,421	$1,016	$724
Loss before income tax expense (benefit)	$(87,569)	$(80,514)	$(21,758)

	December 31, 2016	December 31, 2015
Total Assets	(in thousands)
Headset	$94,081	$96,444
HyperSound	31,233	111,490
Eliminations	(30,514)	(35,474)
Total	$94,800	$172,460
(1) At December 31, 2016, HyperSound assets excluding eliminations, as a result of certain inventory reserves and asset impairments, totaled $0.7 million.

The following table represents total net revenue based on where customers are physically located:

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
North America	$130,371	$117,526	$123,908
United Kingdom	21,778	20,881	29,425
Europe	15,729	17,329	24,082
Other	6,100	7,011	8,761
Total net revenue	$173,978	$162,747	$186,176

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

The following table represents property and equipment based on physical location:

	Year Ended
	December 31,
	2016	2015
	(in thousands)
United States	$3,986	$5,749
International	325	1,110
Total	$4,311	$6,859

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

Dr. John Bonanno Complaint: On February 18, 2015, Dr. John Bonanno, a minority shareholder of Series B Preferred Stock of VTBH, filed a complaint in Delaware Chancery Court alleging breach of contract against VTBH. According to the complaint, the Merger purportedly triggered a contractual obligation for VTBH to redeem Dr. Bonanno's preferred stock. Dr. Bonanno requests a declaratory judgment stating that he is entitled damages including a redemption of his stock for the redemption value of $15.1 million (equal to the original issue price of his stock plus accrued dividends) as well as other costs and expenses. On February 8, 2016, the Delaware Chancery Court granted VTBH's motion to dismiss for improper venue, and Dr. Bonnano's complaint was dismissed without prejudice. In January of 2017, Dr. Bonanno filed a complaint in New York state court alleging breach of contract against VTBH and seeking a declaratory judgment that he is entitled to damages and specific performance, including redemption of his stock. The Company answered the complaint on March 7, 2017.  At the order of the Court, the parties will be filing cross-motions for summary judgment on March 31, 2017, on the sole question of whether the Merger was a defined event in the purported contract entitling Dr. Bonnano to redemption of his shares. VTBH maintains that the Merger did not trigger any obligation to redeem Mr. Bonanno's preferred stock.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2016 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

Operating Leases

The Company leases office and warehouse spaces under operating leases that provide for future minimum rental lease payments under non-cancelable operating leases as of December 31, 2016, are as follows:

(in thousands)
2017	$1,663
2018	1,512
2019	1,312
2020	648
Thereafter	—
Total	$5,135
Warranties

The Company warrants products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in other current liabilities:

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
Warranty, beginning of period	$580	$493	$139
Warranty costs accrued	702	693	850
Settlements of warranty claims	(643)	(606)	(496)
Warranty, end of period	$639	$580	$493
XO FOUR Stealth Product Recall: In August 2015, the Company received a limited number of reports from consumers and retailers that certain EAR FORCE® XO FOUR Stealth headsets appeared to have a white substance or spots on the ear pads. Upon receiving the reports, the Company promptly stopped shipping any units of the XO FOUR Stealth headsets and notified our retail customers to stop sales pending the results of the Company’s investigation. An outside laboratory engaged by the Company identified the substance as mold. In cooperation with the U.S. Consumer Product Safety Commission (“CPSC”), the Company is voluntarily recalling certain units of the headsets. As of December 31, 2016 and the date of this report, the Company has not received notice of any law suits against the Company in connection with the recall and is working with the contract manufacturer to collect reimbursement for certain related costs.
On February 3, 2016, the Company notified CPSC promptly upon discovery that a vendor had mistakenly shipped certain recalled headsets to fill online orders. The Company has attempted to notify directly each of the affected purchasers to instruct them to participate in the recall. The Company will be subject to additional fees and costs related to the recall; additionally, the CPSC has the authority to seek penalties in connection with this matter. The possible range of loss cannot be reasonably estimated at this time.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Note 14. Selected Quarterly Financial Data - Unaudited

Fiscal 2016	Quarter
	First	Second (1)	Third (1)	Fourth
	(in thousands, except per share data)
Net Revenue	$24,028	$29,362	$38,384	$82,204
Gross Margin	3,362	5,113	3,927	30,208
Net Income (Loss)	(12,011)	(42,573)	(44,799)	12,201
Earnings (Loss) Per Share
Basic	$(0.26)	$(0.86)	$(0.91)	$0.25
Diluted	$(0.26)	$(0.86)	$(0.91)	$0.25

Fiscal 2015	Quarter
	First	Second	Third	Fourth (1)
	(in thousands, except per share data)
Net Revenue	$19,689	$22,612	$35,887	$84,559
Gross Margin	3,116	3,402	9,564	24,609
Net Income (Loss)	(10,593)	(9,898)	(15,880)	(46,536)
Earnings (Loss) Per Share
Basic	$(0.25)	$(0.23)	$(0.38)	$(1.09)
Diluted	$(0.25)	$(0.23)	$(0.38)	$(1.09)

(1) Includes goodwill and other intangible impairment charges related to the HyperSound business of $49.8 million, $31.2 million and $32.1 million for the three months ended December 31, 2015, June 30, 2016 and September 30, 2016, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. This evaluation also included consideration of our internal controls and procedures for the preparation of our financial statements as required under Section 404 of the Sarbanes-Oxley Act of 2002. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

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

The Company did not maintain effective internal controls over the review of certain assumptions related to the annual goodwill impairment assessment, which resulted in a material audit adjustment to goodwill and related disclosures in the Corporation’s consolidated financial statements for the year ended December 31, 2016. This control deficiency, if unremediated, could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Because of the material weaknesses described above, our management has concluded that as of December 31, 2016, our system of internal control over financial reporting was not effective based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of the material weakness, management has concluded that the Corporation's internal control over financial reporting was not effective as at December 31, 2016.

Management’s Remediation Plan

In our Form 10-K for the year ended December 31, 2015, we identified and disclosed a material weakness in our controls over the review of certain assumptions related to the annual goodwill impairment assessment.  In response to the material weakness identified, Management designed, documented and implemented additional control procedures and enhanced existing control procedures related to the identification of triggering events that could indicate potential impairment and review of the assumptions, data inputs and valuation calculation used in the annual goodwill impairment assessment.

Management intends to take the following further actions to address the material weakness as it relates to the development and application of emerging business cash flow estimates:

Review its controls, including the implementation of additional reviews by qualified personnel and the preparation and retention of additional supporting documentation, to enhance the design and documentation of management review controls in order to increase the precision at which management review controls operate.

We are in the process of implementing our remediation plan and anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2017.

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

Item  9B - Other Information

On March 3, 2017, our Board of Directors approved a retention plan (the “Retention Plan”) providing for cash bonuses and equity incentives to certain employees, including our two named executive officers. The purpose of the Retention Plan is to encourage the continued employment of the participating employees in the event of a change in control. Pursuant to the Retention Plan, if a participating employee is continuously employed with the Company and in good standing on the date of a change of control (as defined in the Retention Plan), (i) all of the employee’s unvested stock options previously issued under any of the Company’s equity incentive plans will immediately vest unless assumed on substantially similar terms by the acquiring company, (ii) the employee will receive a grant of units (the “Participation Points”) which entitle the employee to a portion of a cash payment, payable on the date which is nine months after the change of control (or within three months for employees not retained by the acquiring company), in an aggregate amount equal to approximately 5% of the enterprise value of the Company (the “Bonus Pool”) at the time of the change in control (as defined in the Retention Plan) and (iii) the employee will be entitled to certain severance payments, including reimbursement of COBRA premiums, if he or she is terminated by the acquiring company within one year of the change of control.  Our named executive officers, Juergen Stark and John Hanson, will participate in the Retention Plan and will receive grants of Participation Points which entitle them to approximately 31% and 16% of the total Bonus Pool, respectively.

The foregoing description of the Retention Plan does not purport to be complete and is qualified in its entirety by reference to the full text thereof, a copy of which is attached hereto as Exhibit 10.47.

PART III

Item  10 - Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) or an amendment to this Form 10-K filed within the same time period (the “Amendment”), in either case, set forth under the captions “Election of Directors,” “Management Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item  11 - Executive Compensation

The information required by this Item is incorporated herein by reference to the information in our 2017 Proxy Statement or the Amendment set forth under captions “Corporate Governance,” “Executive Compensation and Related Information” and “Report of the Compensation and Management Development Committee.”

Item  12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information in our 2017 Proxy Statement or the Amendment set forth under the captions “Executive Compensation and Related Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item  13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information in our 2017 Proxy Statement or the Amendment set forth under the captions “Corporate Governance” and “Executive Compensation and Related Information.”

Item  14 - Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information in our 2017 Proxy Statement or the Amendment set forth under the captions “Audit and Non-Audit Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	List of documents filed as part of this Annual Report:

1.	The following Consolidated Financial Statements of the Company are filed as part of this Annual Report:
Reports of Independent Registered Public Accounting Firms;
Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2016, 2015 and 2014;
Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2016, 2014 and 2014;
Consolidated Balance Sheets as of December 31, 2016 and 2015;
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 2016, 2015 and 2014;
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2016, 2015 and 2014; and
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
Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURTLE BEACH CORPORATION

Date:	March 8, 2017	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 8, 2017	/s/ JUERGEN STARK
Juergen Stark, Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	March 8, 2017	/S/ JOHN T. HANSON
John T. Hanson, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Date:	March 8, 2017	/S/ JOSEPH CLEARY
Joseph Cleary, Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 8, 2017	/S/ RONALD DOORNINK
Ronald Doornink, Non-Executive Chairman of the Board and Director

Date:	March 8, 2017	/S/ KENNETH A. FOX
Kenneth A.Fox, Director

Date:	March 8, 2017	/S/ WILLIAM E. KEITEL
William E. Keitel, Director

Date:	March 8, 2017	/S/ ANDREW WOLFE
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

4.5
Warrant, issued to SG VTB Holdings, LLC, dated November 16, 2015 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015).

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

10.4
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

10.9
Amendment No. 10, dated June 17, 2016, to Loan, Security and Guarantee Agreement, dated as of March 31, 2014, among Parametric Sound Corporation and Voyetra Turtle Beach, Inc. as US Borrowers and UK Guarantors, Turtle Beach Europe Limited as UK Borrower, PSC Licensing Corp. and VTB Holdings, Inc. as a US Guarantor and a UK Guarantor, and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2016).

10.10
Amendment No. 11, dated October 31, 2016, to Loan, Security and Guarantee Agreement, dated as of March 31, 2014, among Parametric Sound Corporation and Voyetra Turtle Beach, Inc. as US Borrowers and UK Guarantors, Turtle Beach Europe Limited as UK Borrower, PSC Licensing Corp. and VTB Holdings, Inc. as a US Guarantor and a UK Guarantor, and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2016).

10.11
Letter, dated June 17, 2015, from Bank of America N.A to the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2015).

10.12
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

10.13
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

10.14
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

10.15
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

10.15
Amendment No. 4, dated June 17, 2016, to Term Loan, Guaranty and Security Agreement, dated July 22, 2015, by and among the Company, Voyetra Turtle Beach, Inc. Turtle Beach Europe Limited, VTB Holdings, Inc., Crystal Financial LLC, as agent sole lead arranger and sole bookrunner and the other parties thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2016).

10.16
Amendment No. 5, dated October 31, 2016, to Term Loan, Guaranty and Security Agreement, dated July 22, 2015, by and among the Company, Voyetra Turtle Beach, Inc. Turtle Beach Europe Limited, VTB Holdings, Inc., Crystal Financial LLC, as agent sole lead arranger and sole bookrunner and the other parties thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2016).

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

10.19
Amended and Restated Subordinated Promissory Note, dated July 22, 2015, originally dated June 17, 2015, by and between Turtle Beach Corporation and SG VTB Holdings, LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015).

10.20
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

10.21
Subordinated Promissory Note, dated November 16, 2015, by and between the Company and SG VTB Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015).

10.22
Subordinated Promissory Note, dated October 31, 2016, by and between the Company and SG VTB Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2016).

10.23
Third Lien Continuing Guaranty, dated as of November 16, 2015, by and among the Company, Voyetra Turtle Beach, Inc. and VTB Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015).

10.24
Amendment No.1, dated as of October 31, 2016, to Third Lien Continuing Guaranty, dated as of November 16, 2015, by and among the Company, Voyetra Turtle Beach, Inc. and VTB Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2016).

10.25
Third Lien Security Agreement, dated as of November 16, 2015, by and among the Company, Voyetra Turtle Beach, Inc. and VTB Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015).

10.26
Amendment No. 1, dated October 31, 2016, to Third Lien Security Agreement, dated as of November 16, 2015, by and among the Company, Voyetra Turtle Beach, Inc. and VTB Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2016).

10.27
Subordination Agreement, dated as of November 16, 2015, by and among Bank of America, N.A., Crystal Financial LLC, SG VTB Holdings, LLC, the Company, Voyetra Turtle Beach, Inc., Turtle Beach Europe Limited, and VTB Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015).

10.28
Common Stock Purchase Agreement, dated as of February 1, 2016, by and between the Company and SG VTB Holdings, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2016).

10.29†
Turtle Beach Corporation 2013 Stock-Based Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q originally filed with the SEC on August 6, 2015).

10.30†
Turtle Beach Corporation Annual Incentive Bonus Plan (Incorporated by reference to Annex F to the Company’s Definitive Proxy Statement on Schedule 14A originally filed with the SEC on December 3, 2013).

10.31†^	Master Services Agreement, dated October 6, 2015, between the Company and Hon Hai Precision Industry Co. Ltd.

10.32†
VTB Holdings, Inc. 2011 Phantom Equity Appreciation Plan (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May12, 2014).

10.33†
Offer Letter, dated as of August 13, 2012, between Voyetra Turtle Beach, Inc. and Juergen Stark (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May12, 2014).

10.34†	Stock Option Agreement, dated as of May 29, 2015, by and between the Company and Juergen Stark.

10.35†
Offer Letter, dated as of September 16, 2013, by and between Voyetra Turtle Beach, Inc. and John Hanson (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May12, 2014).

10.36†	Offer Letter, dated as of November 24, 2015, by and between the Company and Joseph Cleary.

10.37†
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

10.42†
Amendment, dated September 30, 2016, to Offer Letter, dated July 16, 2014, by and between Turtle Beach Corporation and Rodney Schutt (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2016).

10.43†
Consulting Agreement, dated as of October 1, 2016, by and between Turtle Beach Corporation and Rodney Schutt (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2016).

10.44†	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.45†
Form of Turtle Beach Corporation Non-Employee Director Restricted Stock Award (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.46†
Form of Turtle Beach Corporation Non-Employee Director Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.43 to the Company's Annual REport on form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

10.45†
Form of Turtle Beach Corporation Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

10.46†
Form of Turtle Beach Corporation Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.47†**	Turtle Beach Corporation Retention Plan.

21**	Subsidiaries of the Company.

23.1**	Consent of BDO USA, LLP.

31.1**	Certification of Juergen Stark, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of John T. Hanson, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
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

**	Filed herewith.
***	Furnished herewith.
†	Management contract or compensatory plan.
^	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

Turtle Beach Corporation
Schedule II - Valuation and Qualifying Accounts
Years ended December 31, 2016, 2015 and 2014

Description	Balance - Begin	Additions	Deductions / Other	Balance - End
Year Ended December 31, 2016:	(in thousands)
Allowance for sales returns	$6,268	$12,819	$(14,496)	$4,591
Allowance for cash discounts	7,459	16,678	(16,081)	8,056
Allowance for doubtful accounts	102	144	(110)	136
				$12,783
Year Ended December 31, 2015:
Allowance for sales returns	$4,155	$17,108	$(14,995)	$6,268
Allowance for cash discounts	5,451	17,904	(15,896)	7,459
Allowance for doubtful accounts	200	157	(255)	102
				$13,829
Year Ended December 31, 2014:
Allowance for sales returns	$6,266	$13,042	$(15,153)	$4,155
Allowance for cash discounts	2,489	18,488	(15,526)	5,451
Allowance for doubtful accounts	225	37	(62)	200
				$9,806