Form 10-Q
period 2017-03-31
Turtle Beach Corp
filed 2017-05-09
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                            Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)        Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to SEction 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the registrant's Common Stock, par value $0.001 per share, outstanding on April 30, 2017 was 49,251,336.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Turtle Beach Corporation
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$3,613	$6,183
Accounts receivable, net	4,516	54,633
Inventories	22,285	21,698
Prepaid expenses and other current assets	3,937	4,121
Total Current Assets	34,351	86,635
Property and equipment, net	3,919	4,311
Intangible assets, net	1,553	1,618
Deferred income taxes	688	543
Other assets	1,363	1,693
Total Assets	$41,874	$94,800
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Revolving credit facilities	$—	$35,905
Term loan	3,850	2,647
Accounts payable	8,429	11,927
Other current liabilities	11,274	16,414
Total Current Liabilities	23,553	66,893
Term loan, long-term portion	9,374	10,442
Series B redeemable preferred stock	17,827	17,480
Subordinated notes - related party	18,566	17,881
Other liabilities	2,750	2,800
Total Liabilities	72,070	115,496
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock, $0.001 par value - 100,000,000 shares authorized; 49,251,336 shares issued and outstanding as of March 31, 2017 and December 31, 2016	49	49
Additional paid-in capital	147,001	146,615
Accumulated deficit	(176,726)	(166,800)
Accumulated other comprehensive loss	(520)	(560)
Total Stockholders' Equity (Deficit)	(30,196)	(20,696)
Total Liabilities and Stockholders' Equity (Deficit)	$41,874	$94,800

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands, except per-share data)
Net Revenue	$14,352	$24,028
Cost of Revenue	12,136	20,666
Gross Profit	2,216	3,362
Operating expenses:
Selling and marketing	4,449	5,600
Research and development	1,390	2,024
General and administrative	4,171	5,283
Restructuring charges	298	225
Total operating expenses	10,308	13,132
Operating loss	(8,092)	(9,770)
Interest expense	1,840	1,779
Other non-operating expense (income), net	(51)	365
Loss before income tax expense	(9,881)	(11,914)
Income tax expense	45	97
Net loss	$(9,926)	$(12,011)

Net loss per share:
Basic	$(0.20)	$(0.26)
Diluted	$(0.20)	$(0.26)
Weighted average number of shares:
Basic	49,251	46,624
Diluted	49,251	46,624

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)
Net loss	$(9,926)	$(12,011)

Other comprehensive income (loss):
Foreign currency translation adjustment	40	(21)
Other comprehensive income (loss)	40	(21)
Comprehensive loss	$(9,886)	$(12,032)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,926)	$(12,011)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	769	1,260
Amortization of intangible assets	84	1,229
Amortization of debt financing costs	388	324
Stock-based compensation	386	1,127
Accrued interest on Series B redeemable preferred stock	347	323
Paid in kind interest	582	515
Deferred income taxes	(145)	—
Reversal of sales returns reserve	(1,558)	(2,741)
Provision for doubtful accounts	64	(90)
Provision for obsolete inventory	869	699
Changes in operating assets and liabilities:
Accounts receivable	51,611	44,210
Inventories	(1,456)	(391)
Accounts payable	(3,728)	(4,628)
Prepaid expenses and other assets	365	(405)
Income taxes payable	193	5
Other liabilities	(5,398)	(4,429)
Net cash provided by operating activities	33,447	24,997
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(148)	(1,311)
Net cash used for investing activities	(148)	(1,311)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	30,659	49,854
Repayment of revolving credit facilities	(66,564)	(81,774)
Repayment of capital leases	(4)	(3)
Repayment of term loan	—	(1,203)
Proceeds from sale of common stock, net of issuance costs	—	5,989
Debt financing costs	—	(574)
Net cash used for financing activities	(35,909)	(27,711)
Effect of exchange rate changes on cash and cash equivalents	40	139
Net decrease in cash and cash equivalents	(2,570)	(3,886)
Cash and cash equivalents - beginning of period	6,183	7,114
Cash and cash equivalents - end of period	$3,613	$3,228

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$513	$568
Cash paid for income taxes	$—	$—

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands)
Balance at December 31, 2016	49,251	$49	$146,615	$(166,800)	$(560)	$(20,696)
Net loss	—	—	—	(9,926)	—	(9,926)
Other comprehensive loss	—	—	—	—	40	40
Stock-based compensation	—	—	386	—	—	386
Balance at March 31, 2017	49,251	$49	$147,001	$(176,726)	$(520)	$(30,196)

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
VTB Holdings, Inc. (“VTBH”), the parent holding company of the headset business, was incorporated in the state of Delaware in 2010 with operations principally located in Valhalla, New York. Voyetra Turtle Beach, Inc. (“VTB”) was incorporated in the state of Delaware in 1975.
In October 2012, VTB acquired Lygo International Limited (“Lygo”), a private limited company organized under the laws of England and Wales, which was subsequently renamed Turtle Beach Europe Limited (“TB Europe”).

Basis of Presentation
The accompanying interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire fiscal year.

The December 31, 2016 Condensed Consolidated Balance Sheet has been derived from the Company's most recent audited financial statements included in its Annual Report on Form 10-K.

These financial statements should be read in conjunction with the annual financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 8, 2017 (“Annual Report”) that contains information useful to understanding the Company's businesses and financial statement presentations.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, which requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through earnings as a component of income tax expense. Previously, these differences were generally recorded in additional paid-in capital and thus had no impact on net income. Additionally, this guidance permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as allowed under previous standards, or recognized when they occur. The standard was effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted this standard on January 1, 2017 and the standard did not have a material impact on its consolidated financial statements.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and debt instruments. As of March 31, 2017 and December 31, 2016, there were no outstanding financial assets and liabilities recorded at fair value on a recurring basis and the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$3,613	$3,613	$6,183	$6,183
Credit Facility	—	—	35,905	35,905
Term Loans	14,367	14,137	14,367	14,281
Subordinated Debt	19,986	19,663	19,403	18,569

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

Note 4. Allowance for Sales Returns
The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Balance, beginning of period	$4,591	$6,268
Reserve accrual	1,131	2,133
Recoveries and deductions, net	(2,689)	(4,874)
Balance, end of period	$3,033	$3,527
Note 5. Composition of Certain Financial Statement Items
Inventories
Inventories consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Raw materials	$893	$1,680
Finished goods	21,392	20,018
Total inventories	$22,285	$21,698

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

Property and Equipment, net
Property and equipment, net, consists of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Machinery and equipment	$1,321	$1,321
Software and software development	383	383
Furniture and fixtures	301	288
Tooling	1,669	1,581
Leasehold improvements	1,247	1,247
Demonstration units and convention booths	8,448	8,172
Total property and equipment, gross	13,369	12,992
Less: accumulated depreciation and amortization	(9,450)	(8,681)
Total property and equipment, net	$3,919	$4,311
Other Current Liabilities
Other current liabilities consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Accrued vendor expenses	$3,950	$4,735
Accrued royalty	855	3,370
Accrued employee expenses	2,507	2,791
Accrued expenses	3,962	5,518
Total other current liabilities	$11,274	$16,414

Note 6. Goodwill and Other Intangible Assets
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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Acquired Intangible Assets
Acquired identifiable intangible assets, and related accumulated amortization, as of March 31, 2017 and December 31, 2016 consist of:

	March 31, 2017
	Gross Carrying Value	Accumulated Amortization	Asset Impairment	Net Book Value
	(in thousands)
Customer relationships	$5,796	$3,846	$—	$1,950
Foreign Currency	(1,243)	(846)	—	(397)
Total Intangible Assets	$4,553	$3,000	$—	$1,553

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Asset Impairment	Net Book Value
	(in thousands)
Customer relationships	$5,796	$3,737	$—	$2,059
Non-compete agreements	177	177	—	—
In-process Research and Development	27,100	4,074	23,026	—
Developed technology	8,880	802	8,078	—
Trade names	170	92	78	—
Patent and trademarks	967	65	902	—
Foreign Currency	(1,294)	(853)	—	(441)
Total Intangible Assets	$41,796	$8,094	$32,084	$1,618
In October 2012, VTB acquired Lygo, subsequently renamed TB Europe Ltd. The acquired intangible asset related to customer relationships is being amortized over an estimated useful life of thirteen years with the amortization being included within sales and marketing expense.

In January 2014, the merger between VTBH and Turtle Beach (f/k/a Parametric Sound Corporation) was completed. The acquired intangible assets relating to developed technology, customer relationships and trade name were subject to amortization over their respective useful lives. In September 2016, we recorded an impairment charge related to the total remaining acquired intangible assets value.

Amortization expense related to definite lived intangible assets of $0.1 million and $1.2 million for the three months ended March 31, 2017and 2016, respectively.

As of March 31, 2017, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2017	$327
2018	366
2019	307
2020	258
2021	217
Thereafter	475
Total	$1,950

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7. Credit Facilities and Long-Term Debt

	March 31, 2017	December 31, 2016
	(in thousands)
Revolving credit facility, maturing March 2019	$—	$35,905

Term Loan Due 2018	3,632	3,632
Term Loan Due 2019	10,735	10,735
Less unamortized deferred financing fees	1,143	1,278
Total Term Loans	13,224	13,089

Subordinated notes - related party	19,986	19,403
Less unamortized debt discount	1,420	1,522
Total Subordinated notes	18,566	17,881
Total outstanding debt	31,790	66,875
Less: current portion of revolving line of credit	—	(35,905)
Less: current portion of term loans	(3,850)	(2,647)
Total noncurrent portion of long-term debt	$27,940	$28,323
Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $1.3 million and $1.3 million for the three months ended March 31, 2017 and March 31, 2016, respectively. This includes related party interest of $0.6 million and $0.5 million for the three months ended March 31, 2017 and March 31, 2016, respectively, in connection with the subordinated notes.
Amortization of deferred financing costs was $0.4 million and $0.3 million for the three months ended March 31, 2017 and March 31, 2016, respectively.
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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of March 31, 2017, interest rates for outstanding borrowings were 5.98% for base rate loans and 3.21% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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
On October 31, 2016, in connection with the HyperSound business restructuring, the Company amended certain provisions to provide, among other things, that (i) the existing loan availability blocks be permanently reduced during certain specified periods, (ii) replaced certain financial covenants determined on a segment-by-segment basis by amended EBITDA levels for the Headset business beginning with the month ended October 31, 2016, (iii) the Company maintain revised cash flow levels, in the aggregate and with respect to its HyperSound segment, during each rolling four week period beginning with the period ended October 31, 2016 through December 31, 2018 and September 30, 2017, respectively, and (iv) in the event the Company’s availability is less than certain specified amounts, obtain additional funding from the issuance of a subordinated promissory note provided by SG VTB (the “Promissory Note”).
As of March 31, 2017, the Company was in compliance with all financial covenants, as amended, and excess borrowing availability was approximately $4.1 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.
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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
As of March 31, 2017, the Company was in compliance with all the amended financial covenants.

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following table presents our income tax expense (benefit) and effective income tax rate:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Income tax expense	$45	$97
Effective income tax rate	(0.5)%	(0.8)%

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Income tax expense for the three months ended March 31, 2017 and March 31, 2016 was $45,000 at an effective tax rate of (0.5)% and $97,000 at an effective tax rate of (0.8)%, respectively. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

At December 31, 2016, the Company had $49.0 million of net operating loss carryforwards and $21.0 million of state net operating loss carryforwards, which will begin to expire in 2029. An ownership change occurred on January 15, 2014 as a result of the Merger, and $12.7 million of federal net operating losses included in the above are pre-change losses subject to Section 382 of the Internal Revenue Code of 1986, as amended. The Company believes, based on the estimated Section 382 limitation and the net operating loss carryforward period, that the pre ownership change net operating losses can be fully utilized in future years if there is sufficient taxable income in such carryforward period.

The Company is subject to income taxes domestically and in various foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining its provision for income taxes.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statement of operations. As of March 31, 2017, the Company had uncertain tax positions of $2.2 million, inclusive of $0.7 million of interest and penalties.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2013 through 2015, and the state tax years open under the statute of limitations are 2012 through 2015.

Note 9. Stock-Based Compensation
Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company's stock-based awards, was comprised as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Cost of revenue	$(85)	$121
Selling and marketing	36	21
Research and development	57	144
General and administrative	378	841
Total stock-based compensation	$386	$1,127

The following table presents the stock activity and the total number of shares available for grant as of March 31, 2017:

(in thousands)
Balance at December 31, 2016	2,261
Options granted	(197)
Restricted Stock granted	—
Forfeited/Expired shares added back	542
Balance at March 31, 2017	2,606

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2016	6,381,447	1.90	7.37	20,033
Granted	196,600	1.14
Exercised	—	—
Forfeited	(497,352)	1.94
Outstanding at March 31, 2017	6,080,695	1.87	7.01	—
Vested and expected to vest at March 31, 2017	6,070,694	1.88	7.01	—
Exercisable at March 31, 2017	3,435,334	1.89	6.98	—
Stock options are time-based and the majority are exercisable within 10 years of the date of grant, but only to the extent they have vested. The options generally vest as specified in the option agreements subject to acceleration in certain circumstances. In the event participants in the 2013 Plan cease to be employed or engaged by the Company, then all of the options would be forfeited if they are not exercised within 90 days. Forfeitures on option grants are estimated at 10% for non-executives and 0% for executives based on evaluation of historical and expected future turnover. Stock-based compensation expense was recorded net of estimated forfeitures, such that expense was recorded only for those stock-based awards expected to vest. The Company reviews this assumption periodically and will adjust it if it is not representative of future forfeiture data and trends within employee types (executive vs. non-executive).
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. There were no option exercises during the three months ended March 31, 2017.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are assumptions for the three months ended March 31, 2017.

Expected term (in years)	6.1
Risk-free interest rate	2.0% - 2.1%
Expected volatility	41.0% - 41.1%
Dividend rate	0%
Each of these inputs is subjective and generally requires significant judgment to determine.
The weighted average grant date fair value of options granted during the three months ended March 31, 2017 was $0.49. The total estimated fair value of employee options vested during the three months ended March 31, 2017 was $0.5 million. As of March 31, 2017, total unrecognized compensation cost related to non-vested stock options granted to employees was $2.4 million, which is expected to be recognized over a remaining weighted average vesting period of 2.7 years.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2016	135,705	1.84
Granted	—	—
Vested	—	—
Forfeited	(43,902)	1.16
Nonvested restricted stock at March 31, 2017	91,803	2.17
As of March 31, 2017, total unrecognized compensation cost related to the nonvested restricted stock awards granted to be recognized over a remaining weighted average vesting period of 0.1 years was minimal.

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

The warrants entitle the holder to purchase a stated amount of shares of common stock at a fixed exercise price that are not puttable (either the warrant or the shares) to the Company or redeemable for cash, and as such are classified within equity.

Series B Redeemable Preferred Stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. The Series B Redeemable Preferred Stock is required to be redeemed on the earlier of September 28, 2030, or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $17.8 million and $17.5 million as of March 31, 2017 and December 31, 2014, respectively.
On February 18, 2015, the holder of the Series B Redeemable Preferred Stock, filed a complaint in Delaware Chancery Court alleging breach of contract against VTBH. According to the complaint, the Merger purportedly triggered a contractual obligation for VTBH to redeem the stock. Refer to Note 12, “Commitments and Contingencies” for further information.
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

As of March 31, 2017 and December 31, 2016, 714,347 phantom units at a weighted-average exercise price of $0.93 had been granted and were outstanding. Because these phantom units are not exercisable or convertible into common shares, said

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

amounts and exercise prices were not subject to the exchange ratio provided by the Merger agreement. As of March 31, 2017, compensation expense related to the Appreciation Plan units remained unrecognized because as of those dates a change in control, as defined in the plan, had not occurred and is not probable to occur. In July 2015, the Appreciation Plan was terminated as to new grants, but vested and unvested phantom units will continue.

Note 10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except per-share data)
Net Loss	$(9,926)	$(12,011)

Weighted average common shares outstanding — Basic	49,251	46,624
Plus incremental shares from assumed conversions:
Dilutive effect of stock options	—	—
Weighted average common shares outstanding — Diluted	49,251	46,624
Net loss per share:
Basic	$(0.20)	$(0.26)
Diluted	$(0.20)	$(0.26)

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

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Stock options	6,310	5,543
Warrants	3,068	3,079
Unvested restricted stock awards	108	72
Total	9,486	8,694

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11. Segment and Geographic Information

The following tables show our net revenues, operating income and total assets by our reporting segments:

	Three Months Ended
	March 31,
	2017	2016
Net Revenues	(in thousands)
Headset	$14,260	$23,747
HyperSound	92	281
Total	$14,352	$24,028

Operating Loss
Headset	$(7,056)	$(5,280)
HyperSound	(1,036)	(4,490)
Total	$(8,092)	$(9,770)
Interest Expense	$1,840	$1,779
Other non-operating expense (income), net	(51)	365
Loss before income tax expense	$(9,881)	$(11,914)

	March 31, 2017	December 31, 2016
Total Assets	(in thousands)
Headset	$41,833	$94,081
HyperSound (1)	29,876	31,233
Eliminations	(29,835)	(30,514)
Total	$41,874	$94,800

(1) At March 31, 2017, HyperSound assets excluding eliminations, totaled less than $0.1 million.

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
North America	$11,055	$18,763
United Kingdom	1,854	2,802
Europe	1,168	1,473
International	275	990
Total net revenues	$14,352	$24,028

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12. Commitments and Contingencies
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

Dr. John Bonanno Complaint: On February 18, 2015, Dr. John Bonanno, a minority shareholder of VTBH, filed a complaint in Delaware Chancery Court alleging breach of contract against VTBH. According to the complaint, the Merger purportedly triggered a contractual obligation for VTBH to redeem Dr. Bonanno's stock. Dr. Bonanno requests a declaratory judgment stating that he is entitled to damages including a redemption of his stock for the redemption value of $15.1 million (equal to the original issue price of his stock plus accrued dividends) as well as other costs and expenses. On February 8, 2016, the Delaware Chancery Court granted VTBH's motion to dismiss for improper venue, and Dr. Bonnano's complaint was dismissed without prejudice. In January of 2017, Dr. Bonanno filed a complaint in New York state court alleging breach of contract against VTBH and seeking a declaratory judgment that he is entitled to damages and specific performance, including redemption of his stock. The Company answered the complaint on March 7, 2017.  At the order of the Court, the parties will be filing cross-motions for summary judgment on March 31, 2017, on the sole question of whether the Merger was a defined event in the purported contract entitling Dr. Bonnano to redemption of his shares. Those motions have been filed and briefing is in progress with respect thereto. VTBH maintains that the Merger did not trigger any obligation to redeem Mr. Bonanno's preferred stock.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at March 31, 2017 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Warranties

We warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in accrued liabilities:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Warranty, beginning of period	$639	$580
Warranty costs accrued	60	270
Settlements of warranty claims	(110)	(163)
Warranty, end of period	$589	$687
XO FOUR Stealth Product Recall: In August 2015, the Company received a limited number of reports from consumers and retailers that certain EAR FORCE® XO FOUR Stealth headsets appeared to have a white substance or spots on the ear pads. Upon receiving the reports, the Company promptly stopped shipping any units of the XO FOUR Stealth headsets and notified our retail customers to stop sales pending the results of the Company’s investigation. An outside laboratory engaged by the Company identified the substance as mold. In cooperation with the U.S. Consumer Product Safety Commission (“CPSC”), the Company is voluntarily recalling certain units of the headsets. As of March 31, 2017 and the date of this report, the Company has not received notice of any law suits against the Company in connection with the recall and is working with the contract manufacturer to collect reimbursement for certain related costs.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 8, 2017 (the "Annual Report.")
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

•
HyperSound technology is an innovative patent-protected sound technology that delivers immersive, directional audio with applications in digital signage and kiosks, consumer electronics and hearing healthcare.

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
We believe this is a good indication that any potential future console changes are not expected to be nearly as disruptive as this past change as the new generation of platform uses fairly standard audio connectivity, which we believe is unlikely to change and many headsets now have the capability to be updated via software upgrades. Over the long term, we expect to benefit from the extension of the new-gen cycle, driven by the introductions of Xbox One S, PlayStation®VR, PlayStation®4

Pro, and Microsoft's upcoming Project Scorpio, expected to be available in holiday of this year, which should result in stronger gaming engagement for the next several years.
The February 2017 Intelligence: Worldwide Console Forecast report by DFC Intelligence Forecasts (“DFC”) estimates that cumulative new generation consoles are expected to exceed $65 billion by 2020. While sales of the new-gen consoles have outperformed previous platforms, the overall console gaming market uncharacteristically slowed in the recent holiday season. Sales tracking data from The NPD Group, Inc. indicated that console gaming headset sales in the U.S. were nearly $400 million, up slightly from the prior year, as consumer deferred purchases ahead of mid-cycle console refreshes and a limited line up of multi-player games.

Cumulative New Generation Console Sales (in millions)

Source: DFC Intelligence Forecasts: Worldwide Console Forecast, February 2017.

Seasonality

Our gaming headset business is seasonal with a significant portion of sales and profits typically occurring around the holiday period. Historically, more than 50% of headset business revenues are generated during the period from September through December as new headsets are introduced and consumers engage in holiday shopping.
HyperSound
HyperSound technology is a pioneering audio solution that provides an effective means of projecting sound in a highly directional manner, without use of large speaker arrays, to a specific location creating a precise audio zone. HyperSound directs a beam of audio to targeted listeners in a specific spot, delivering an immersive, 3D-like audio experience. Further, in June 2016, we unveiled HyperSound Glass, the world’s first transparent directional speakers. and have started exploration of potential commercial licensing opportunities.
In 2017, we have substantially completed the process of restructuring the HyperSound business in an effort to reduce costs and align spending with revenues, while continuing to pursue certain licensing opportunities for this technology.

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
Adjusted EBITDA (and a reconciliation to Net loss, the nearest GAAP financial measure) for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net loss	$(9,926)	$(12,011)
Interest expense	1,840	1,779
Depreciation and amortization	853	2,489
Stock-based compensation	386	1,127
Income tax expense	45	97
Restructuring charges	298	225
Business model transition charge	353	—
Impairment charges	—	—
Adjusted EBITDA	$(6,151)	$(6,294)
Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Net loss for the three months ended March 31, 2017 was $9.9 million compared to a net loss of $12.0 million in the prior year period, including $8.9 million and $7.5 million of net loss attributable to the Headset segment, respectively.

For the three months ended March 31, 2017, Adjusted EBITDA on a consolidated basis was $(6.2) million, including investments of $0.6 million in the HyperSound business compared to $(6.3) million, including investments of $3.1 million in the HyperSound business during the three months ended March 31, 2016. Headset adjusted EBITDA totaled approximately $(5.6) million in the three months ended March 31, 2017 compared to $(3.2) million in the prior year period.

Adjusted EBITDA slightly improved for the three months ended March 31, 2017 as compared to the prior year period, despite a challenging gaming consumer market, primarily due to lower HyperSound business investment requirements as a result of the transition to a license model and the success of certain cost management initiatives.

Results of Operations
The following table sets forth the Company’s statement of operations for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net Revenue	$14,352	$24,028
Cost of Revenue	12,136	20,666
Gross Profit	2,216	3,362
Operating expenses	10,308	13,132
Operating loss	(8,092)	(9,770)
Interest expense	1,840	1,779
Other non-operating expense (income), net	(51)	365
Loss before income tax expense	(9,881)	(11,914)
Income tax expense	45	97
Net loss	$(9,926)	$(12,011)

Net Revenue and Gross Profit
Headset Segment

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net Revenue	$14,260	$23,747
Gross Profit	2,778	4,734
Gross Margin	19.5%	19.9%
Cash Margin (1)	19.7%	21.2%
(1) Excludes non-cash charges of $0.0 million and $0.3 million, respectively, for the three months ended March 31, 2017 and 2016.

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Net revenues for the three months ended March 31, 2017 decreased $9.5 million or 40.0%, as compared to three months ended March 31, 2016, due to lower industry-wide demand as limited sales of marquee games disrupted holiday purchasing behavior and drove higher than normal channel inventory. Further, the market has continued to be negatively impacted by mid-cycle console releases and uncertainty surrounding the timing of upcoming new technology leading to higher promotional activity in response.

For the three months ended March 31, 2017, gross profit as a percentage of net revenue decreased to 19.5% from 19.9% in the prior year. Headset margins were positively impacted by product mix to our higher margin Universal and PlayStation®4 compatible headsets, offset by negative fixed costs leveraging on lower sales volumes.

Operating Expenses

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Selling and marketing	$4,449	$5,600
Research and development	1,390	2,024
General and administrative	4,171	5,283
Restructuring charges	298	225
Total operating expenses	$10,308	$13,132

By Segment:
Headset	$9,834	$10,014
HyperSound	$474	$3,118
Selling and Marketing
Selling and marketing expenses for the three months ended March 31, 2017 totaled $4.4 million, or 31.0% as a percentage of net revenues, compared to $5.6 million, or 23.3% as a percentage of net revenues, for the three months ended March 31, 2016. This decrease was attributable to sales force and marketing spend reductions related to the HyperSound business transition as well as lower depreciation, as certain of our major retail customers have shifted away from independent in-store displays.
Research and Development
As a result of our product development realignment in connection with the HyperSound business transition, research and development expenses decreased for the three months ended March 31, 2017 versus the comparable prior year period.

General and Administrative
General and administrative expenses for the three months ended March 31, 2017 totaled $4.2 million, or 29.1% as a percentage of net revenues, compared to $5.3 million, or 22.0% as a percentage of net revenues, for the three months ended March 31, 2016. The decrease was primarily due to lower non-cash charges, employee expenses and legal fees offset, in part, by an increase in professional service charges.
Restructuring Charges
Restructuring charges for the three months ended March 31, 2017 and March 31, 2016 related to our continued efforts to improve our operating efficiency in our Headset business, such as closing excess facilities and reducing redundancies, and reduce HyperSound business operating expenses.

Interest Expense
For the three months ended March 31, 2017, interest expense increased as compared to March 31, 2016 due to additional expense related to the Term Loan Due 2019 and the Subordinated Notes.
Income Taxes
Income tax expense for the three months ended March 31, 2017 and March 31, 2016 was $45,000 at an effective tax rate of (0.5)% and $97,000 at an effective tax rate of (0.8)%, respectively. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

Liquidity and Capital Resources
Our primary sources of working capital are cash flow from operations and availability of capital under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows, and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Cash and cash equivalents at beginning of period	$6,183	$7,114
Net cash provided by operating activities	33,447	24,997
Net cash used for investing activities	(148)	(1,311)
Net cash used for financing activities	(35,909)	(27,711)
Effect of foreign exchange on cash	40	139
Cash and cash equivalents at end of period	$3,613	$3,228
Operating activities
Cash provided by operating activities for the three months ended March 31, 2017 was $33.4 million, an increase of $8.5 million as compared to cash used for operating activities of $25.0 million for the three months ended March 31, 2016. The increase is primarily the result of gross receipts, lower HyperSound business net cash burn and certain initiatives to better align cash expenditures with the seasonality of the gaming market.

Investing activities
Cash used for investing activities was $0.1 million during the three months ended March 31, 2017 compared to $1.3 million in the prior period on lower capital expenditures as domestic retailer customers continue to transition their advertising display models.
Financing activities
Net cash used for financing activities was $35.9 million during the three months ended March 31, 2017 compared to $27.7 million during the three months ended March 31, 2016. Financing activities during the three months ended March 31, 2017 included net payments on our revolving credit facility of $35.9 million. Financing activities during the three months ended March 31, 2016 included net payments on our revolving credit facility of $31.9 million and term loan repayments of $1.2 million with cash from operations and the issuance of common stock.

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

Foreign cash balances at March 31, 2017 and December 31, 2016 were $2.6 million and $0.2 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of March 31, 2017, interest rates for outstanding borrowings were 5.98% for base rate loans and approximately 3.21% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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
As of March 31, 2017, the Company was in compliance with all financial covenants, as amended, and excess borrowing availability was approximately $4.1 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.
Term Loan Due 2018

On December 29, 2014, the Company amended the Credit Facility (the “December Amendment”) to permit the repayment of $7.7 million of then existing subordinated debt and accrued interest with the proceeds of an additional loan (the “Term Loan Due 2018”). The Term Loan Due 2018 resulted in modified financial covenants while it is outstanding, will bear interest at a rate of LIBOR for the applicable interest period plus 5% will be repaid in equal monthly installments beginning on April 1, 2015 and ending on October 1, 2018, reflecting a six month waiver. Amounts so repaid are recognized by lowering the balance of the term loan tranche and increasing the lower interest rate base revolver amount, with no net impact on borrowing availability.

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
As of March 31, 2017, the Company was in compliance with all the amended financial covenants.

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

Series B Redeemable Preferred Stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. We are required to redeem the Series B Redeemable Preferred Stock on the earlier to occur of September 28, 2030 or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $17.8 million and $17.5 million as of March 31, 2017 and December 31, 2016, respectively.
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

To date, the Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of March 31, 2017 and December 31, 2016, we did not have any derivative financial instruments.
Interest Rate Risk
The Company's total variable rate debt is comprised of $14.4 million presented as a Term Loan and $16.9 million of Subordinated Notes. A hypothetical 10% increase in borrowing rates at March 31, 2017 would not result in a material increase in interest expense on the existing principal balances.
Foreign Currency Exchange Risk
The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of March 31, 2017 and December 31, 2016, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, we concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

In our annual report on Form 10-K for the year ended December 31, 2015, management concluded that internal controls over financial reporting were not effective because of a material weakness in our internal control over financial reporting related to the review of certain assumptions as part of our annual goodwill impairment assessment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Corporation's annual or interim financial statements will not be prevented or detected on a timely basis.

Management implemented its plan to remediate the material weakness described above, which consisted of the following elements:

•	Enhanced existing control procedures related to the review of the assumptions, data inputs, and calculations,

•
Implemented additional reviews by qualified personnel and improved the preparation and retention of additional supporting documentation, to enhance the design and documentation of management review controls in order to increase the precision at which management review controls operate,

•	Tested and evaluated the design and operating effectiveness of the control procedures,

•	Assessed the effectiveness of the remediation plan.

As of March 31, 2017, management has determined that the material weakness identified has been remediated.

Other than the material weakness remediated above, there have been no changes in our internal control over financial reporting during the period covered that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item  5 - Other Information

On May 9, 2017, Turtle Beach Corporation (the “Company”) received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market, LLC (“Nasdaq”) indicating that the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous 30 consecutive business days.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until November 6, 2017, to regain compliance with the minimum bid price requirement.  To regain compliance, the bid price of the Company’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days.  Nasdaq’s written notice has no effect on the listing or trading of the Company’s common stock at this time.

The Company is currently evaluating its alternatives to resolve this listing deficiency.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

Please refer to Note 12 - “Commitments and Contingencies” in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q, which is incorporated into this item by reference.

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
Further, technological and other developments may in the future accelerate the frequency of such console transitions resulting in such disruption occurring more frequently. For example, Sony and Microsoft have announced hardware upgrades to the current console generations with the PS®4 Pro and Xbox Scorpio, respectively. In addition, competing technologies such as tablet-based gaming and virtual reality may result in further disruption to the overall console gaming market.
We are party to ongoing stockholder litigation, and in the future could be party to additional stockholder litigation, any of which could harm our business, financial condition and operating results.
We have had, and may continue to have, actions brought against us by stockholders in connection with the merger, past transactions, changes in our stock price or other matters. Any such claims, whether or not resolved in our favor, could divert our management and other resources from the operation of our business and otherwise result in unexpected and substantial expenses that would adversely and materially impact our business, financial condition and operating results. For example, and as further described in Item 3, “Legal Proceedings,” and Note 12, “Commitments and Contingencies,” we are involved in legal proceedings related to the merger of VTBH and Paris Acquisition Corp. involving certain of our stockholders, including the holder of VTBH’s Series B Redeemable Preferred Stock, (the “Series B Holder”), filing a complaint in New York state court alleging breach of contract against VTBH and seeking a declaratory judgment that he is entitled to damages and specific performance, including the redemption of his stock. The redemption value of VTBH’s Series B Redeemable Preferred Stock was $17.8 million as of March 31, 2017.
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
Although our shares are currently listed on Nasdaq, we may not be able to meet the continued listing requirements of Nasdaq, which require, among other things, a minimum bid price of $1.00 per share for common shares listed on the exchange. While we would consider implementation of customary options, including a reverse stock split, if our common stock does not trade at the required level that regains compliance, if our efforts are unsuccessful or we are otherwise unable to satisfy the Nasdaq criteria for maintaining our listing, our securities could be subject to delisting. As a consequence of any such delisting, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our securities. In the event of a delisting, we could face significant material adverse consequences including a limited availability of market quotations for our securities; a limited amount of news and analyst coverage for our company; and a decreased ability to issue additional securities or obtain additional financing in the future.

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

Item 6. Exhibits

10.1	Turtle Beach Corporation Retention Plan (Incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2017).

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

TURTLE BEACH CORPORATION

Date:	May 9, 2017	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)