Form 10-Q
period 2017-06-30
Turtle Beach Corp
filed 2017-08-10
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 001-35465

TURTLE BEACH CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-2767540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11011 Via Frontera, Suite A/B San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

(914) 345-2255
(Registrant’s telephone number, including area code)

12220 Scripps Summit Drive, Suite 100, San Diego, CA 92131
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to SEction 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock, par value $0.001 per share, outstanding on July 31, 2017 was 49,386,006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Turtle Beach Corporation
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$1,238	$6,183
Accounts receivable, net	9,995	54,633
Inventories	20,916	21,698
Prepaid expenses and other current assets	4,712	4,121
Total Current Assets	36,861	86,635
Property and equipment, net	3,348	4,311
Intangible assets, net	1,529	1,618
Deferred income taxes	586	543
Other assets	1,310	1,693
Total Assets	$43,634	$94,800
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Revolving credit facilities	$5,176	$35,905
Term loan	4,626	2,647
Accounts payable	12,070	11,927
Other current liabilities	10,455	16,414
Total Current Liabilities	32,327	66,893
Term loan, long-term portion	8,306	10,442
Series B redeemable preferred stock	18,181	17,480
Subordinated notes - related party	19,289	17,881
Other liabilities	2,239	2,800
Total Liabilities	80,342	115,496
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock, $0.001 par value - 100,000,000 shares authorized; 49,386,006 and 49,251,336 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	49	49
Additional paid-in capital	147,432	146,615
Accumulated deficit	(183,787)	(166,800)
Accumulated other comprehensive loss	(402)	(560)
Total Stockholders' Equity (Deficit)	(36,708)	(20,696)
Total Liabilities and Stockholders' Equity (Deficit)	$43,634	$94,800

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands, except per-share data)
Net Revenue	$19,112	$29,362	$33,464	$53,390
Cost of Revenue	12,811	24,249	24,947	44,915
Gross Profit	6,301	5,113	8,517	8,475
Operating expenses:
Selling and marketing	5,529	7,121	9,978	12,721
Research and development	1,697	2,040	3,087	4,064
General and administrative	4,070	5,287	8,241	10,570
Goodwill and intangible asset impairment	—	31,152	—	31,152
Restructuring charges	(30)	—	268	225
Total operating expenses	11,266	45,600	21,574	58,732
Operating loss	(4,965)	(40,487)	(13,057)	(50,257)
Interest expense	1,835	1,686	3,675	3,465
Other non-operating expense (income), net	(214)	704	(265)	1,069
Loss before income tax expense	(6,586)	(42,877)	(16,467)	(54,791)
Income tax expense (benefit)	475	(304)	520	(207)
Net loss	$(7,061)	$(42,573)	$(16,987)	$(54,584)

Net loss per share:
Basic	$(0.14)	$(0.86)	$(0.34)	$(1.14)
Diluted	$(0.14)	$(0.86)	$(0.34)	$(1.14)
Weighted average number of shares:
Basic	49,346	49,230	49,299	47,934
Diluted	49,346	49,230	49,299	47,934

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands)
Net loss	$(7,061)	$(42,573)	$(16,987)	$(54,584)

Other comprehensive income (loss):
Foreign currency translation adjustment	118	(49)	158	(70)
Other comprehensive income (loss)	118	(49)	158	(70)
Comprehensive loss	$(6,943)	$(42,622)	$(16,829)	$(54,654)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,987)	$(54,584)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,213	2,471
Amortization of intangible assets	170	2,695
Amortization of debt financing costs	781	632
Stock-based compensation	817	2,205
Accrued interest on Series B redeemable preferred stock	702	651
Paid in kind interest	1,196	1,039
Deferred income taxes	(43)	(510)
Reversal of sales returns reserve	(2,438)	(5,689)
Provision for doubtful accounts	3	(27)
Provision for obsolete inventory	1,689	1,596
Loss on impairment of assets	—	31,152
Changes in operating assets and liabilities:
Accounts receivable	47,073	44,823
Inventories	(907)	(3,348)
Accounts payable	(601)	1,798
Prepaid expenses and other assets	(505)	(1,183)
Income taxes payable	329	81
Other liabilities	(6,845)	(5,565)
Net cash provided by operating activities	26,647	18,237
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(506)	(1,645)
Net cash used for investing activities	(506)	(1,645)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	51,909	82,701
Repayment of revolving credit facilities	(82,638)	(107,962)
Repayment of capital leases	(4)	(19)
Repayment of term loan	(427)	(2,407)
Proceeds from sale of common stock, net of issuance costs	—	5,968
Debt financing costs	—	(761)
Net cash used for financing activities	(31,160)	(22,480)
Effect of exchange rate changes on cash and cash equivalents	74	(64)
Net decrease in cash and cash equivalents	(4,945)	(5,952)
Cash and cash equivalents - beginning of period	6,183	7,114
Cash and cash equivalents - end of period	$1,238	$1,162

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$918	$992
Cash paid for income taxes	$—	$—

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands)
Balance at December 31, 2016	49,251	$49	$146,615	$(166,800)	$(560)	$(20,696)
Net loss	—	—	—	(16,987)	—	(16,987)
Other comprehensive loss	—	—	—	—	158	158
Stock-based compensation	135	—	817	—	—	817
Balance at June 30, 2017	49,386	$49	$147,432	$(183,787)	$(402)	$(36,708)

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB agreed to a one-year deferral of the effective date to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods, but will permit public business entities to adopt the standard as of the original effective date (annual reporting periods beginning after December 15, 2016). These updates permit the use of either the retrospective or cumulative effect transition method. We have not determined the transition method, but based on our initial assessment, we do not believe the standard will materially impact our recognition of revenue from our headset business.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce diversity in practice and cost and complexity when applying the guidance to a change to the terms or conditions of a share-based payment award. The amendments state that an entity will not have to account for the effects of a modification if: (i) the fair value of the modified award is the same immediately before and after the modification; (ii) the vesting conditions of the modified award are the same immediately before and after the modification; and (iii) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and debt instruments. As of June 30, 2017 and December 31, 2016, there were no outstanding financial assets and liabilities recorded at fair value on a recurring basis and the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$1,238	$1,238	$6,183	$6,183
Credit Facility	5,176	5,176	35,905	35,905
Term Loans	13,940	13,613	14,367	14,281
Subordinated Debt	20,600	20,272	19,403	18,569

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

Note 4. Allowance for Sales Returns
The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Balance, beginning of period	$3,033	$3,527	$4,591	$6,268
Reserve accrual	951	2,401	2,082	4,534
Recoveries and deductions, net	(1,831)	(5,349)	(4,520)	(10,223)
Balance, end of period	$2,153	$579	$2,153	$579

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

Note 5. Composition of Certain Financial Statement Items
Inventories
Inventories consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Raw materials	$1,732	$1,680
Finished goods	19,184	20,018
Total inventories	$20,916	$21,698
Property and Equipment, net
Property and equipment, net, consists of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Machinery and equipment	$1,332	$1,321
Software and software development	383	383
Furniture and fixtures	296	288
Tooling	1,964	1,581
Leasehold improvements	1,248	1,247
Demonstration units and convention booths	9,019	8,172
Total property and equipment, gross	14,242	12,992
Less: accumulated depreciation and amortization	(10,894)	(8,681)
Total property and equipment, net	$3,348	$4,311
Other Current Liabilities
Other current liabilities consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Accrued vendor expenses	$3,331	$4,735
Accrued royalty	1,537	3,370
Accrued employee expenses	1,526	2,791
Accrued expenses	4,061	5,518
Total other current liabilities	$10,455	$16,414

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Acquired Intangible Assets
Acquired identifiable intangible assets, and related accumulated amortization, as of June 30, 2017 and December 31, 2016 consist of:

	June 30, 2017
	Gross Carrying Value	Accumulated Amortization	Asset Impairment	Net Book Value
	(in thousands)
Customer relationships	$5,796	$3,955	$—	$1,841
Foreign Currency	(1,066)	(754)	—	(312)
Total Intangible Assets	$4,730	$3,201	$—	$1,529

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Asset Impairment	Net Book Value
	(in thousands)
Customer relationships	$5,796	$3,737	$—	$2,059
Non-compete agreements	177	177	—	—
In-process Research and Development	27,100	4,074	23,026	—
Developed technology	8,880	802	8,078	—
Trade names	170	92	78	—
Patent and trademarks	967	65	902	—
Foreign Currency	(1,294)	(853)	—	(441)
Total Intangible Assets	$41,796	$8,094	$32,084	$1,618
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

Amortization expense related to definite lived intangible assets of $0.1 million and $0.2 million was recognized for the three and six months ended June 30, 2017, respectively, and $1.5 million and $2.7 million for the three and six months ended June 30, 2016, respectively.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2017, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2017	$218
2018	366
2019	307
2020	258
2021	217
Thereafter	475
Total	$1,841
Note 7. Credit Facilities and Long-Term Debt

	June 30, 2017	December 31, 2016
	(in thousands)
Revolving credit facility, maturing March 2019	$5,176	$35,905

Term Loan Due 2018	3,205	3,632
Term Loan Due 2019	10,735	10,735
Less unamortized deferred financing fees	1,008	1,278
Total Term Loans	12,932	13,089

Subordinated notes - related party	20,600	19,403
Less unamortized debt discount	1,311	1,522
Total Subordinated notes	19,289	17,881
Total outstanding debt	37,397	66,875
Less: current portion of revolving line of credit	(5,176)	(35,905)
Less: current portion of term loans	(4,626)	(2,647)
Total noncurrent portion of long-term debt	$27,595	$28,323
Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $1.3 million and $2.7 million, respectively, for the three and six months ended June 30, 2017 and, $1.2 million and $2.6 million, respectively, for the three and six months ended June 30, 2016. This includes related party interest of $0.6 million and $1.2 million for the three and six months ended June 30, 2017, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2016, respectively, in connection with the subordinated notes.
Amortization of deferred financing costs was $0.4 million and $0.8 million or the three and six months ended June 30, 2017, respectively, $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively.
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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of June 30, 2017, interest rates for outstanding borrowings were 6.23% for base rate loans and 3.21% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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
As of June 30, 2017, the Company was in compliance with all financial covenants, as amended, and excess borrowing availability was approximately $3.9 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.
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

The Company and its subsidiaries are required to comply with various customary covenants including, (i) maintaining minimum EBITDA (as defined in the Term Loan Due 2019) in each trailing twelve month period beginning August 31, 2015, (ii) maintaining a Consolidated Leverage Ratio (as defined in the Term Loan Due 2019) to be measured on the last day of each month while the term loans are outstanding of no more than 5.75:1 beginning December 31, 2015 with periodic step-downs to 3.00:1 on January 31, 2018, (iii) not making capital expenditures in excess of $5 million in each of the years ending December 31, 2016, 2018 and 2019 and in excess of $5.5 million in the year ending December 31, 2017, (iv) restrictions on the Company’s and its subsidiaries ability to prepay its subordinated notes, pay dividends, incur debt, create or suffer liens and engage in certain fundamental transactions and (v) an obligation to provide certain financial and other information. The agreement permits certain equity holders of the Company to contribute funds to the Company to cure certain financial covenant defaults.

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
As of June 30, 2017, the Company was in compliance with all the amended financial covenants.

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following table presents our income tax expense (benefit) and effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Income tax expense (benefit)	$475	$(304)	$520	$(207)
Effective income tax rate	(7.2)%	0.7%	(3.2)%	0.4%

Income tax expense for the three and six months ended June 30, 2017 was $0.5 million at an effective tax rate of (7.2)% and $0.5 million at an effective tax rate of (3.2)%, respectively. Income tax benefit for the three and six months ended June 30, 2016 was $(0.3) million at an effective tax rate of 0.7% and $(0.2) million at an effective tax rate of 0.4%, respectively.

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

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statement of operations. As of June 30, 2017, the Company had uncertain tax positions of $2.2 million, inclusive of $0.7 million of interest and penalties.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2013 through 2015, and the state tax years open under the statute of limitations are 2012 through 2015.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9. Stock-Based Compensation
Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company's stock-based awards, was comprised as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$(1)	$125	$(86)	$246
Selling and marketing	20	(11)	56	10
Research and development	63	142	120	286
General and administrative	349	822	727	1,663
Total stock-based compensation	$431	$1,078	$817	$2,205

The following table presents the stock activity and the total number of shares available for grant as of June 30, 2017:

(in thousands)
Balance at December 31, 2016	2,261
Options granted	(694)
Restricted Stock granted	(167)
Forfeited/Expired shares added back	861
Balance at June 30, 2017	2,261
Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2016	6,381,447	1.90	7.37	20,033
Granted	693,865	0.93
Exercised	—	—
Forfeited	(817,195)	2.11
Outstanding at June 30, 2017	6,258,117	1.77	6.78	—
Vested and expected to vest at June 30, 2017	6,248,116	1.78	6.78	—
Exercisable at June 30, 2017	3,757,536	1.80	6.70	—
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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. There were no option exercises during the six months ended June 30, 2017.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are assumptions for the six months ended June 30, 2017.

Expected term (in years)	6.1
Risk-free interest rate	1.9% - 2.1%
Expected volatility	40.7% - 41.1%
Dividend rate	0%
Each of these inputs is subjective and generally requires significant judgment to determine.
The weighted average grant date fair value of options granted during the six months ended June 30, 2017 was $0.40. The total estimated fair value of employee options vested during the six months ended June 30, 2017 was $0.9 million. As of June 30, 2017, total unrecognized compensation cost related to non-vested stock options granted to employees was $2.3 million, which is expected to be recognized over a remaining weighted average vesting period of 2.8 years.
Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2016	135,705	1.84
Granted	166,665	0.90
Vested	(91,002)	2.06
Forfeited	(43,903)	1.16
Nonvested restricted stock at June 30, 2017	167,465	0.96
As of June 30, 2017, total unrecognized compensation cost related to the nonvested restricted stock awards granted to be recognized over a remaining weighted average vesting period of 0.8 years was minimal.

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Series B Redeemable Preferred Stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. The Series B Redeemable Preferred Stock is required to be redeemed on the earlier of September 28, 2030, or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $18.2 million and $17.5 million as of June 30, 2017 and December 31, 2014, respectively.
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

As of June 30, 2017 and December 31, 2016, 714,347 phantom units at a weighted-average exercise price of $0.93 had been granted and were outstanding. Because these phantom units are not exercisable or convertible into common shares, said amounts and exercise prices were not subject to the exchange ratio provided by the Merger agreement. As of June 30, 2017, compensation expense related to the Appreciation Plan units remained unrecognized because as of those dates a change in control, as defined in the plan, had not occurred and is not probable to occur. In July 2015, the Appreciation Plan was terminated as to new grants, but vested and unvested phantom units will continue.

Note 10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except per-share data)
Net Loss	$(7,061)	$(42,573)	$(16,987)	$(54,584)

Weighted average common shares outstanding — Basic	49,346	49,230	49,299	47,934
Plus incremental shares from assumed conversions:
Dilutive effect of stock options	—	—	—	—
Weighted average common shares outstanding — Diluted	49,346	49,230	49,299	47,934
Net loss per share:
Basic	$(0.14)	$(0.86)	$(0.34)	$(1.14)
Diluted	$(0.14)	$(0.86)	$(0.34)	$(1.14)

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Stock options	6,409	6,638	6,365	6,101
Warrants	3,059	3,068	3,063	3,074
Unvested restricted stock awards	137	137	121	105
Total	9,605	9,843	9,549	9,280

Note 11. Segment and Geographic Information

The following tables show our net revenues, operating income and total assets by our reporting segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Revenues	(in thousands)
Headset	$19,084	$29,142	$33,344	$52,889
HyperSound	28	220	120	501
Total	$19,112	$29,362	$33,464	$53,390

Operating Loss
Headset	$(4,542)	$(4,401)	$(11,598)	$(9,681)
HyperSound	(423)	(36,086)	(1,459)	(40,576)
Total	$(4,965)	$(40,487)	$(13,057)	$(50,257)
Interest Expense	$1,835	$1,686	$3,675	$3,465
Other non-operating expense (income), net	$(214)	$704	(265)	1,069
Loss before income tax expense	$(6,586)	$(42,877)	$(16,467)	$(54,791)

	June 30, 2017	December 31, 2016
Total Assets	(in thousands)
Headset	$43,596	$94,081
HyperSound (1)	29,106	31,233
Eliminations	(29,068)	(30,514)
Total	$43,634	$94,800

(1) At June 30, 2017, HyperSound assets excluding eliminations, totaled less than $0.1 million.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
North America	$12,996	$22,853	$24,051	$41,616
United Kingdom	2,124	3,129	3,978	5,931
Europe	2,769	2,376	3,937	3,849
International	1,223	1,004	1,498	1,994
Total net revenues	$19,112	$29,362	$33,464	$53,390

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

Dr. John Bonanno Complaint: On February 18, 2015, Dr. John Bonanno, a minority shareholder of VTBH, filed a complaint in Delaware Chancery Court alleging breach of contract against VTBH. According to the complaint, the Merger purportedly triggered a contractual obligation for VTBH to redeem Dr. Bonanno's stock. Dr. Bonanno requests a declaratory judgment stating that he is entitled to damages including a redemption of his stock for the redemption value of $15.1 million (equal to the original issue price of his stock plus accrued dividends) as well as other costs and expenses. On February 8, 2016, the Delaware Chancery Court granted VTBH's motion to dismiss for improper venue, and Dr. Bonnano's complaint was dismissed without prejudice. In January of 2017, Dr. Bonanno filed a complaint in New York state court alleging breach of contract against VTBH and seeking a declaratory judgment that he is entitled to damages and specific performance, including redemption of his stock. The Company answered the complaint on March 7, 2017.  At the order of the Court, the parties filed cross-motions for summary judgment on March 31, 2017, on the sole question of whether the Merger was a defined event in the purported contract entitling Dr. Bonnano to redemption of his shares. Those motions have been filed and briefing has been

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

concluded and the matter submitted.  A decision from the court is pending. VTBH maintains that the Merger did not trigger any obligation to redeem Mr. Bonanno's preferred stock.

Commercial Dispute: On June 20, 2016, Bigben Interactive S..A. (“BigBen”) filed a statement of claim before the Regional Court of Berlin, Germany against VTB, which statement of claim was formally serviced upon VTB on June 28, 2017.  The statement of claim alleges that VTB’s termination of a distribution agreement by and between BigBen and VTB breached the terms thereof and was invalid, and that BigBen is entitled to damages amounting to damages amounting to €5.0 million plus accrued interests thereon plus certain additional damages as a result of such invalid termination.  VTB’s statement of defense is due on September 22, 2017.  VTB maintains that its termination of the agreement was valid and that BigBen’s claims against it are without merit.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at June 30, 2017 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

Warranties

We warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in accrued liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Warranty, beginning of period	$589	$687	$639	$580
Warranty costs accrued	54	207	114	477
Settlements of warranty claims	(114)	(177)	(224)	(340)
Warranty, end of period	$529	$717	$529	$717
XO FOUR Stealth Product Recall: In August 2015, the Company received a limited number of reports from consumers and retailers that certain EAR FORCE® XO FOUR Stealth headsets appeared to have a white substance or spots on the ear pads. Upon receiving the reports, the Company promptly stopped shipping any units of the XO FOUR Stealth headsets and notified our retail customers to stop sales pending the results of the Company’s investigation. An outside laboratory engaged by the Company identified the substance as mold. In cooperation with the U.S. Consumer Product Safety Commission (“CPSC”), the Company is voluntarily recalling certain units of the headsets. As of June 30, 2017 and the date of this report, the Company has not received notice of any law suits against the Company in connection with the recall and is working with the contract manufacturer to collect reimbursement for certain related costs.
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
We believe this is a good indication that any potential future console changes are not expected to be nearly as disruptive as this past change as the new generation of platform uses fairly standard audio connectivity, which we believe is unlikely to change and many headsets now have the capability to be updated via software upgrades. Over the long term, we expect to benefit from the extension of the new-gen cycle, driven by the introductions of Xbox One S, PlayStation®VR, PlayStation®4

Pro, and Microsoft's upcoming Xbox One X, expected to be available in holiday of this year, which should result in stronger gaming engagement for the next several years.
The February 2017 Intelligence: Worldwide Console Forecast report by DFC Intelligence Forecasts (“DFC”) estimates that cumulative new generation consoles are expected to exceed $65 billion by 2020. While sales of the new-gen consoles have outperformed previous platforms, the overall console gaming market uncharacteristically slowed in the 2016 holiday season as consumer deferred purchases ahead of mid-cycle console refreshes and a limited line up of multi-player games. Despite this, sales tracking data from The NPD Group, Inc. indicated that console gaming headset sales in the U.S. were nearly $400 million, up slightly from the prior year, due to significant growth in the 2016 pre-holiday season.

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
HyperSound
HyperSound technology is a pioneering audio solution that provides an effective means of projecting sound in a highly directional manner, without use of large speaker arrays, to a specific location creating a precise audio zone. HyperSound directs a beam of audio to targeted listeners in a specific spot, delivering an immersive, 3D-like audio experience. Further, in June 2016, we unveiled HyperSound Glass, transparent directional speakers, and have started exploration of potential commercial licensing opportunities.
In the first half of 2017, we substantially completed the process of restructuring the HyperSound business in an effort to reduce costs and align spending with revenues, while continuing to pursue certain licensing opportunities for this technology.

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
Adjusted EBITDA (and a reconciliation to Net loss, the nearest GAAP financial measure) for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Net loss	$(7,061)	$(42,573)	$(16,987)	$(54,584)
Interest expense	1,835	1,686	3,675	3,465
Depreciation and amortization	1,530	2,677	2,383	5,166
Stock-based compensation	431	1,078	817	2,205
Income tax expense (benefit)	475	(304)	520	(207)
Restructuring charges	(30)	—	268	225
Business model transition charge	—	—	353	—
Impairment charges	—	31,152	—	31,152
Adjusted EBITDA	$(2,820)	$(6,284)	$(8,971)	$(12,578)
Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

Net loss for the three months ended June 30, 2017 was $7.1 million compared to a net loss of $42.6 million in the prior year period, including $6.6 million and $6.5 million of net loss attributable to the Headset segment, respectively.

For the three months ended June 30, 2017, Adjusted EBITDA on a consolidated basis was $(2.8) million, including investments of $0.2 million in the HyperSound business compared to $(6.3) million, including investments of $3.3 million in the HyperSound business during the three months ended June 30, 2016.

Adjusted EBITDA improved for the three months ended June 30, 2017 as compared to the prior year period primarily due to lower HyperSound business investment. Headset adjusted EBITDA totaled approximately $(2.6) million in the three months ended June 30, 2017 compared to $(3.0) million in the prior year period which excluded $1.0 million of allocated costs. The increase was primarily due to improved margins on lower returns activity, royalty payments, logistics expense and obsolescence costs as we reserved much of the remaining old-gen inventory in the prior year.
Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

Net loss for the six months ended June 30, 2017 was $17.0 million compared to a net loss of $54.6 million in the prior year period, including $15.5 million and $14.0 million of net loss attributable to the Headset segment, respectively.

For the six months ended June 30, 2017, Adjusted EBITDA on a consolidated basis was $(9.0) million, including investments of $0.8 million in the HyperSound business compared to $(12.6) million, including investments of $6.4 million in the HyperSound business during the six months ended June 30, 2016. Headset adjusted EBITDA totaled approximately $(8.2) million in the six months ended June 30, 2017 compared to $(6.2) million in the prior year period that excluded $2.0 million of allocated costs.

Adjusted EBITDA improved for the six months ended June 30, 2017 as compared to the prior year period, despite a challenging gaming consumer market, primarily due to lower HyperSound business investment requirements as a result of the transition to a license model and the success of certain cost management initiatives.
Results of Operations
The following table sets forth the Company’s statement of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Net Revenue	$19,112	$29,362	$33,464	$53,390
Cost of Revenue	12,811	24,249	24,947	44,915
Gross Profit	6,301	5,113	8,517	8,475
Operating expenses	11,266	45,600	21,574	58,732
Operating loss	(4,965)	(40,487)	(13,057)	(50,257)
Interest expense	1,835	1,686	3,675	3,465
Other non-operating expense (income), net	(214)	704	(265)	1,069
Loss before income tax expense	(6,586)	(42,877)	(16,467)	(54,791)
Income tax expense (benefit)	475	(304)	520	(207)
Net loss	$(7,061)	$(42,573)	$(16,987)	$(54,584)

Net Revenue and Gross Profit
Headset Segment

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Net Revenue	$19,084	$29,142	$33,344	$52,889
Gross Profit	6,359	7,143	9,137	11,877
Gross Margin	33.3%	24.5%	27.4%	22.5%
Cash Margin (1)	34.3%	25.5%	28.1%	23.6%
(1) Excludes non-cash charges of $0.2 million and $0.3 million, respectively, for the three months ended June 30, 2017 and 2016, and $0.2 million and $0.6 million, respectively, for the six months ended June 30, 2017 and 2016.

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

Net revenues for the three months ended June 30, 2017, which decreased $10.1 million, or 34.5%, as compared to three months ended June 30, 2016, were negatively impacted by the continued effect of higher inventory levels at retail following the slow 2016 holiday selling season and North American retailer business model initiatives to reduce on-hand inventory levels which we believe delayed certain first half sales to the second half of the year.

For the three months ended June 30, 2017, gross profit as a percentage of net revenue increased to 33.3% from 24.5% in the prior year. Headset margins were positively impacted by lower logistics expense and obsolescence costs as we reserved much of the remaining old-gen inventory in the prior year as well as certain credits due to lower than anticipated return activity and a non-recurring royalty adjustment ($0.5 million).

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

Net revenues for the six months ended June 30, 2017 decreased $19.5 million or 37.0%, as compared to six months ended June 30, 2016, due to lower industry-wide demand that as limited sales of marquee games disrupted holiday purchasing behavior and retailer business model initiatives to reduce on-hand inventory levels. Further, the market was negatively impacted by mid-cycle console releases and uncertainty surrounding the timing of upcoming new technology leading to higher promotional activity in response.

For the six months ended June 30, 2017, gross profit as a percentage of net revenue increased to 27.4% from 22.5% in the prior year. Headset margins were positively impacted by product mix to our higher margin Universal and PlayStation®4 compatible headsets and lower obsolescence reserves as we reserved much of the remaining old-gen inventory, partially offset by negative fixed costs leveraging on lower sales volumes.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Selling and marketing	$5,529	$7,121	$9,978	$12,721
Research and development	1,697	2,040	3,087	4,064
General and administrative	4,070	5,287	8,241	10,570
Asset impairment	—	31,152	—	31,152
Restructuring charges	(30)	—	268	225
Total operating expenses	$11,266	$45,600	$21,574	$58,732

By Segment:
Headset	$10,901	$11,543	$20,735	$21,557
HyperSound	$365	$34,057	$839	$37,175
Selling and Marketing
Selling and marketing expenses for the three months ended June 30, 2017 totaled $5.5 million, or 28.9% as a percentage of net revenues, compared to $7.1 million, or 24.3% as a percentage of net revenues, for the three months ended June 30, 2016. This decrease was attributable to sales force and marketing spend reductions related to the HyperSound business transition and higher media spend in the prior year period related to certain product launch campaigns.

Selling and marketing expenses for the six months ended June 30, 2017 totaled $10.0 million, or 29.8% as a percentage of net revenues, compared to $12.7 million, or 23.8% as a percentage of net revenues, for the six months ended June 30, 2016. This decrease was attributable to sales force and marketing spend reductions related to the HyperSound business transition and higher media spend in the prior year period related to certain product launch campaigns. Further, depreciation expense has decreased year-over-year as certain of our major retail customers have shifted away from independent in-store displays.
Research and Development
As a result of our product development realignment in connection with the HyperSound business transition, research and development expenses decreased for the three and six months ended June 30, 2017 versus the comparable prior year period.

General and Administrative
General and administrative expenses for the three months ended June 30, 2017 totaled $4.1 million, or 21.3% as a percentage of net revenues, compared to $5.3 million, or 18.0% as a percentage of net revenues, for the three months ended June 30, 2016. The decrease was primarily due to lower non-cash charges, legal and professional service fees and headcount reductions.
General and administrative expenses for the six months ended June 30, 2017 totaled $8.2 million, or 24.6% as a percentage of net revenues, compared to $10.6 million, or 19.8% as a percentage of net revenues, for the six months ended June 30, 2016. The decrease was primarily due to lower non-cash charges and employee expenses.
Restructuring Charges
Restructuring charges for the three and six months ended June 30, 2017 and June 30, 2016 related to our continued efforts to improve our operating efficiency in our Headset business, such as closing excess facilities and reducing redundancies, and reducing HyperSound business operating expenses.

Interest Expense
For the three and six months ended June 30, 2017, interest expense increased as compared to June 30, 2016 due to additional expense related to the Term Loan Due 2019 and the Subordinated Notes.
Income Taxes
Income tax expense for the three and six months ended June 30, 2017 was $0.5 million at an effective tax rate of (7.2)% and $0.5 million at an effective tax rate of (3.2)%, respectively. Income tax benefit for the three and six months ended June 30, 2016 was $(0.3) million at an effective tax rate of 0.7% and $(0.2) million at an effective tax rate of 0.4%, respectively. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

Liquidity and Capital Resources
Our primary sources of working capital are cash flow from operations and availability of capital under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows, and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Cash and cash equivalents at beginning of period	$6,183	$7,114
Net cash provided by operating activities	26,647	18,237
Net cash used for investing activities	(506)	(1,645)
Net cash used for financing activities	(31,160)	(22,480)
Effect of foreign exchange on cash	74	(64)
Cash and cash equivalents at end of period	$1,238	$1,162
Operating activities
Cash provided by operating activities for the six months ended June 30, 2017 was $26.6 million, an increase of $8.4 million as compared to cash used for operating activities of $18.2 million for the six months ended June 30, 2016. The increase is primarily the result of gross receipts, lower HyperSound business net cash burn and certain initiatives to better align cash expenditures with the seasonality of the gaming market.

Investing activities
Cash used for investing activities was $0.5 million during the six months ended June 30, 2017 compared to $1.6 million in the prior period on lower capital expenditures as domestic retailer customers continue to transition their advertising display models.
Financing activities
Net cash used for financing activities was $31.2 million during the six months ended June 30, 2017 compared to $22.5 million during the six months ended June 30, 2016. Financing activities during the six months ended June 30, 2017 included net payments on our revolving credit facility of $30.7 million. Financing activities during the six months ended June 30, 2016 included net payments on our revolving credit facility of $25.3 million and term loan repayments of $2.4 million with cash from operations and the issuance of common stock.
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

Foreign cash balances at June 30, 2017 and December 31, 2016 were $0.2 million and $0.2 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of June 30, 2017, interest rates for outstanding borrowings were 6.23% for base rate loans and approximately 3.21% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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
As of June 30, 2017, the Company was in compliance with all financial covenants, as amended, and excess borrowing availability was approximately $3.9 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.
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

The Company and its subsidiaries are required to comply with various customary covenants including, (i) maintaining minimum EBITDA (as defined in the Term Loan Due 2019) in each trailing twelve month period beginning August 31, 2015, (ii) maintaining a Consolidated Leverage Ratio (as defined in the Term Loan Due 2019) to be measured on the last day of each month while the term loans are outstanding of no more than 5.75:1 beginning December 31, 2015 with periodic step-downs to 3.00:1 on January 31, 2018, (iii) not making capital expenditures in excess of $5 million in each of the years ending December 31, 2016, 2018 and 2019 and in excess of $5.5 million in the year ending December 31, 2017, (iv) restrictions on the Company’s and its subsidiaries ability to prepay its subordinated notes, pay dividends, incur debt, create or suffer liens and engage in certain fundamental transactions and (v) an obligation to provide certain financial and other information. The agreement permits certain equity holders of the Company to contribute funds to the Company to cure certain financial covenant defaults.

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
As of June 30, 2017, the Company was in compliance with all the amended financial covenants.

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

Series B Redeemable Preferred Stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. We are required to redeem the Series B Redeemable Preferred Stock on the earlier to occur of September 28, 2030 or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $18.2 million and $17.5 million as of June 30, 2017 and December 31, 2016, respectively.
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

To date, the Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of June 30, 2017 and December 31, 2016, we did not have any derivative financial instruments.
Interest Rate Risk
The Company's total variable rate debt is comprised of $13.9 million presented as a Term Loan and $17.4 million of Subordinated Notes. A hypothetical 10% increase in borrowing rates at June 30, 2017 would not result in a material increase in interest expense on the existing principal balances.
Foreign Currency Exchange Risk
The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of June 30, 2017 and December 31, 2016, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. In making this assessment, we used the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, we concluded that, as of June 30, 2017, our internal control over financial reporting was effective.

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 30, 2017.

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

None.

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
In order for certain of our headsets to connect to the Xbox One advanced features and controls, a proprietary computer chip is required. As a result, with respect to our products designed for the Xbox One, we are currently reliant on Microsoft or their designated supplier to provide us with sufficient quantities of the chips. If we are unable to obtain sufficient quantities of these headset adapters or chips, sales of such Xbox One headsets and consequently our revenues would be adversely affected.
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
Substantially all of our HyperSound revenues to date have been derived from sales of a limited number of products to a limited number of customers. We cannot guarantee that we will have sufficient capital to continue development of our

HyperSound products and technology, or that we will be able to develop a larger customer base and introduce new products to generate additional revenues. Further, we cannot guarantee that we will be able to generate any future license revenues.
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
Further, technological and other developments may in the future accelerate the frequency of such console transitions resulting in such disruption occurring more frequently. For example, Sony and Microsoft have announced hardware upgrades to the current console generations with the PS®4 Pro and Xbox One X, respectively. In addition, competing technologies such as tablet-based gaming and virtual reality may result in further disruption to the overall console gaming market.
We are party to ongoing stockholder litigation, and in the future could be party to additional stockholder litigation, any of which could harm our business, financial condition and operating results.
We have had, and may continue to have, actions brought against us by stockholders in connection with the merger, past transactions, changes in our stock price or other matters. Any such claims, whether or not resolved in our favor, could divert our management and other resources from the operation of our business and otherwise result in unexpected and substantial expenses that would adversely and materially impact our business, financial condition and operating results. For example, and as further described in Item 3, “Legal Proceedings,” and Note 12, “Commitments and Contingencies,” we are involved in legal proceedings related to the merger of VTBH and Paris Acquisition Corp. involving certain of our stockholders, including the holder of VTBH’s Series B Redeemable Preferred Stock, (the “Series B Holder”), filing a complaint in New York state court alleging breach of contract against VTBH and seeking a declaratory judgment that he is entitled to damages and specific performance, including the redemption of his stock. The redemption value of VTBH’s Series B Redeemable Preferred Stock was $18.2 million as of June 30, 2017.
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
We carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 30, 2017.  However, because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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

Our HyperSound Clear 500P and the HyperSound Tinnitus Module are regulated by the FDA as medical devices pursuant to the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations.  HyperSound Clear 500P received 510(k) clearance permitting over - the - counter (“OTC”) commercial distribution for use as a group auditory trainer or group hearing aid and the HyperSound Tinnitus Module feature received 510(k) clearance for prescription use in the temporary relief of tinnitus symptoms.  In connection with the recent restructuring of the HyperSound business, we terminated sales of HyperSound Clear 500P products and in March 2017 we deactivated our FDA listing of these devices. We also did not renew our 2017 European Union certifications for HyperSound Clear 500P devices. Any future sales of regulated products would require new registrations and certifications.
We continue to be subject to FDA’s requirements for marketed medical devices with respect to those HyperSound Clear 500P products that have already been sold, such as the Quality System Regulation, or QSR (which imposes procedural, documentation and record keeping requirements regarding the manufacture of medical devices); the Medical Device Reporting regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur); and the Reports of Corrections and Removals regulation (which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may pose a risk to health). FDA enforces these requirements by inspection and market surveillance. If the FDA finds a violation, it can institute a wide range of enforcement actions, ranging from a public warning letter to more severe sanctions such as fines, penalties, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions or total shutdown of production, and criminal prosecution.
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
While we may consider implementation of customary options, including a reverse stock split, if our common stock does not trade at the required level that regains compliance, if our efforts are unsuccessful or we are otherwise unable to satisfy the Nasdaq criteria for maintaining our listing, our securities could be subject to delisting. As a consequence of any such delisting, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our securities. In the event of a delisting, we could face significant material adverse consequences including a limited availability of market quotations for our securities; a limited amount of news and analyst coverage for our company; and a decreased ability to issue additional securities or obtain additional financing in the future.

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

TURTLE BEACH CORPORATION

Date:	August 10, 2017	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)