Form 10-Q
period 2017-09-30
Turtle Beach Corp
filed 2017-11-02
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to SEction 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock, par value $0.001 per share, outstanding on October 31, 2017 was 49,386,006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Turtle Beach Corporation
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$473	$6,183
Accounts receivable, net	24,588	54,633
Inventories	45,869	21,698
Prepaid expenses and other current assets	4,956	4,121
Total Current Assets	75,886	86,635
Property and equipment, net	4,427	4,311
Intangible assets, net	1,484	1,618
Deferred income taxes	126	543
Other assets	1,146	1,693
Total Assets	$83,069	$94,800
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Revolving credit facilities	$24,793	$35,905
Term loan	4,814	2,647
Accounts payable	29,996	11,927
Other current liabilities	12,110	16,414
Total Current Liabilities	71,713	66,893
Term loan, long-term portion	7,238	10,442
Series B redeemable preferred stock	18,547	17,480
Subordinated notes - related party	20,051	17,881
Other liabilities	2,239	2,800
Total Liabilities	119,788	115,496
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock, $0.001 par value - 100,000,000 shares authorized; 49,386,006 and 49,251,336 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	49	49
Additional paid-in capital	147,802	146,615
Accumulated deficit	(184,279)	(166,800)
Accumulated other comprehensive loss	(291)	(560)
Total Stockholders' Equity (Deficit)	(36,719)	(20,696)
Total Liabilities and Stockholders' Equity (Deficit)	$83,069	$94,800

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands, except per-share data)
Net Revenue	$35,975	$38,384	$69,439	$91,774
Cost of Revenue	23,437	34,457	48,384	79,372
Gross Profit	12,538	3,927	21,055	12,402
Operating expenses:
Selling and marketing	5,586	7,016	15,564	19,737
Research and development	1,336	2,637	4,423	6,701
General and administrative	3,499	4,591	11,740	15,161
Goodwill and intangible asset impairment	—	32,084	—	63,236
Restructuring charges	241	339	509	564
Total operating expenses	10,662	46,667	32,236	105,399
Operating income (loss)	1,876	(42,740)	(11,181)	(92,997)
Interest expense	2,042	1,866	5,717	5,331
Other non-operating expense (income), net	(252)	326	(517)	1,395
Earnings (loss) before income tax	86	(44,932)	(16,381)	(99,723)
Income tax expense (benefit)	578	(133)	1,098	(340)
Net loss	$(492)	$(44,799)	$(17,479)	$(99,383)

Net loss per share:
Basic	$(0.01)	$(0.91)	$(0.35)	$(2.05)
Diluted	$(0.01)	$(0.91)	$(0.35)	$(2.05)
Weighted average number of shares:
Basic	49,386	49,230	49,328	48,371
Diluted	49,386	49,230	49,328	48,371

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)
Net loss	$(492)	$(44,799)	$(17,479)	$(99,383)

Other comprehensive income (loss):
Foreign currency translation adjustment	111	1	269	(69)
Other comprehensive income (loss)	111	1	269	(69)
Comprehensive loss	$(381)	$(44,798)	$(17,210)	$(99,452)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,479)	$(99,383)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,000	4,185
Amortization of intangible assets	259	4,028
Amortization of debt financing costs	1,181	957
Stock-based compensation	1,187	3,222
Accrued interest on Series B redeemable preferred stock	1,067	989
Paid in kind interest	1,844	1,585
Deferred income taxes	417	(485)
Reversal of sales returns reserve	(2,209)	(4,931)
Provision for doubtful accounts	49	105
Provision for obsolete inventory	1,914	9,628
Loss on impairment of assets	—	63,236
Changes in operating assets and liabilities:
Accounts receivable	32,205	33,564
Inventories	(26,085)	(28,975)
Accounts payable	17,537	20,796
Prepaid expenses and other assets	(733)	(1,465)
Income taxes payable	669	81
Other liabilities	(5,532)	(4,020)
Net cash provided by operating activities	9,291	3,117
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,584)	(2,260)
Net cash used for investing activities	(2,584)	(2,260)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	98,165	131,810
Repayment of revolving credit facilities	(109,277)	(137,964)
Repayment of capital leases	(4)	(31)
Repayment of term loan	(1,443)	(3,610)
Proceeds from sale of common stock, net of issuance costs	—	5,968
Debt financing costs	—	(805)
Net cash used for financing activities	(12,559)	(4,632)
Effect of exchange rate changes on cash and cash equivalents	142	(62)
Net decrease in cash and cash equivalents	(5,710)	(3,837)
Cash and cash equivalents - beginning of period	6,183	7,114
Cash and cash equivalents - end of period	$473	$3,277

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$1,364	$1,474
Cash paid for income taxes	$—	$—

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands)
Balance at December 31, 2016	49,251	$49	$146,615	$(166,800)	$(560)	$(20,696)
Net loss	—	—	—	(17,479)	—	(17,479)
Other comprehensive loss	—	—	—	—	269	269
Stock-based compensation	135	—	1,187	—	—	1,187
Balance at September 30, 2017	49,386	$49	$147,802	$(184,279)	$(291)	$(36,719)

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date of the standard by one year to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Based on our initial assessment, we do not believe the standard will materially impact our recognition of revenue from our headset business. The new standard will require certain price concessions and right of return arrangements to be recorded as part of the transaction price determination. The Company has identified, and is in the process of implementing, appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new standard. The Company will adopt the new standard on January 1, 2018 under the the modified retrospective method of adoption, reflecting the cumulative effect of initially applying the new standard to revenue recognition in the first quarter of 2018.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and debt instruments. As of September 30, 2017 and December 31, 2016, there were no outstanding financial assets and liabilities recorded at fair value on a recurring basis and the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$473	$473	$6,183	$6,183
Credit Facility	24,793	24,793	35,905	35,905
Term Loans	12,924	12,575	14,367	14,281
Subordinated Debt	21,247	21,403	19,403	18,569

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

Note 4. Allowance for Sales Returns
The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Balance, beginning of period	$2,153	$579	$4,591	$6,268
Reserve accrual	2,146	2,807	4,228	7,341
Recoveries and deductions, net	(1,917)	(2,049)	(6,437)	(12,272)
Balance, end of period	$2,382	$1,337	$2,382	$1,337

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

Note 5. Composition of Certain Financial Statement Items
Inventories
Inventories consist of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Raw materials	$1,842	$1,680
Finished goods	44,027	20,018
Total inventories	$45,869	$21,698
Property and Equipment, net
Property and equipment, net, consists of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Machinery and equipment	$1,359	$1,321
Software and software development	383	383
Furniture and fixtures	400	288
Tooling	2,043	1,581
Leasehold improvements	1,271	1,247
Demonstration units and convention booths	10,652	8,172
Total property and equipment, gross	16,108	12,992
Less: accumulated depreciation and amortization	(11,681)	(8,681)
Total property and equipment, net	$4,427	$4,311
Other Current Liabilities
Other current liabilities consist of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Accrued vendor expenses	$1,839	$4,735
Accrued royalty	2,485	3,370
Accrued employee expenses	1,580	2,791
Accrued expenses	6,206	5,518
Total other current liabilities	$12,110	$16,414

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

Acquired Intangible Assets
Acquired identifiable intangible assets, and related accumulated amortization, as of September 30, 2017 and December 31, 2016 consist of:

	September 30, 2017
	Gross Carrying Value	Accumulated Amortization	Asset Impairment	Net Book Value
	(in thousands)
Customer relationships	$5,796	$4,064	$—	$1,732
Foreign Currency	(933)	(685)	—	(248)
Total Intangible Assets	$4,863	$3,379	$—	$1,484

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Asset Impairment	Net Book Value
	(in thousands)
Customer relationships	$5,796	$3,737	$—	$2,059
Non-compete agreements	177	177	—	—
In-process Research and Development	27,100	4,074	23,026	—
Developed technology	8,880	802	8,078	—
Trade names	170	92	78	—
Patent and trademarks	967	65	902	—
Foreign Currency	(1,294)	(853)	—	(441)
Total Intangible Assets	$41,796	$8,094	$32,084	$1,618
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

Amortization expense related to definite lived intangible assets of $0.1 million and $0.3 million was recognized for the three and nine months ended September 30, 2017, respectively, and $1.4 million and $4.0 million for the three and nine months ended September 30, 2016, respectively.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2017, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2017	$109
2018	366
2019	307
2020	258
2021	217
Thereafter	475
Total	$1,732
Note 7. Credit Facilities and Long-Term Debt

	September 30, 2017	December 31, 2016
	(in thousands)
Revolving credit facility, maturing March 2019	$24,793	$35,905

Term Loan Due 2018	2,564	3,632
Term Loan Due 2019	10,360	10,735
Less unamortized deferred financing fees	872	1,278
Total Term Loans	12,052	13,089

Subordinated notes - related party	21,247	19,403
Less unamortized debt discount	1,196	1,522
Total Subordinated notes	20,051	17,881
Total outstanding debt	56,896	66,875
Less: current portion of revolving line of credit	(24,793)	(35,905)
Less: current portion of term loans	(4,814)	(2,647)
Total noncurrent portion of long-term debt	$27,289	$28,323
Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $1.5 million and $4.2 million, respectively, for the three and nine months ended September 30, 2017 and, $1.3 million and $3.9 million, respectively, for the three and nine months ended September 30, 2016. This includes related party interest of $0.6 million and $1.8 million for the three and nine months ended September 30, 2017, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2016, respectively, in connection with the subordinated notes.
Amortization of deferred financing costs was $0.4 million and $1.2 million or the three and nine months ended September 30, 2017, respectively, $0.3 million and $1.0 million for the three and nine months ended September 30, 2016, respectively.
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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of September 30, 2017, interest rates for outstanding borrowings were 6.24% for base rate loans and 3.21% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

If certain availability thresholds are not met, meaning that the Company does not have receivables and inventory which are eligible to borrow on under the Credit Facility in excess of amounts borrowed, the Credit Facility requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio. The fixed charge ratio is defined as the ratio, determined on a consolidated basis for the most recent four fiscal quarters, of (a) EBITDA minus capital expenditures, excluding those financed through other instruments, and cash taxes paid, and (b) Fixed Charges defined as the sum of cash interest expense plus scheduled principal payments. The current fixed charge coverage ratio of at least 1.15 to 1.00 on the last day of each month will become effective again after the Company has complied with such ratio for six consecutive months.
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
As of September 30, 2017, the Company was in compliance with all financial covenants, as amended, and excess borrowing availability was approximately $12.5 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.
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
As of September 30, 2017, the Company was in compliance with all the amended financial covenants.

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

The following table presents our income tax expense (benefit) and effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Income tax expense (benefit)	$578	$(133)	$1,098	$(340)
Effective income tax rate	672.1%	0.3%	(6.7)%	0.3%

Income tax expense for the three and nine months ended September 30, 2017 was $0.6 million at an effective tax rate of 672.1% and $1.1 million at an effective tax rate of (6.7)%, respectively. Income tax benefit for the three and nine months ended September 30, 2016 was $(0.1) million at an effective tax rate of 0.3% and $(0.3) million at an effective tax rate of 0.3%, respectively.

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

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statement of operations. As of September 30, 2017, the Company had uncertain tax positions of $2.2 million, inclusive of $0.7 million of interest and penalties.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2013 through 2015, and the state tax years open under the statute of limitations are 2012 through 2015. The Company was notified by the IRS of an examination covering our fiscal year end 2015 federal income tax return, which is currently in the discovery phase.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9. Stock-Based Compensation
Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company's stock-based awards, was comprised as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$20	$152	$(66)	$398
Selling and marketing	18	40	74	50
Research and development	68	138	188	424
General and administrative	264	687	991	2,350
Total stock-based compensation	$370	$1,017	$1,187	$3,222

The following table presents the stock activity and the total number of shares available for grant as of September 30, 2017:

(in thousands)
Balance at December 31, 2016	2,261
Options granted	(705)
Restricted Stock granted	(167)
Forfeited/Expired shares added back	1,098
Balance at September 30, 2017	2,487
Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2016	6,381,447	1.90	7.37	20,033
Granted	704,865	0.93
Exercised	—	—
Forfeited	(1,053,683)	2.22
Outstanding at September 30, 2017	6,032,629	1.73	6.75	2,543
Vested and expected to vest at September 30, 2017	6,022,628	1.74	6.75	2,543
Exercisable at September 30, 2017	3,886,414	1.76	6.68	2,100
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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. There were no option exercises during the nine months ended September 30, 2017.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are assumptions for the nine months ended September 30, 2017.

Expected term (in years)	6.1
Risk-free interest rate	1.9% - 2.1%
Expected volatility	40.1% - 41.1%
Dividend rate	0%
Each of these inputs is subjective and generally requires significant judgment to determine.
The weighted average grant date fair value of options granted during the nine months ended September 30, 2017 was $0.39. The total estimated fair value of employee options vested during the nine months ended September 30, 2017 was $1.2 million. As of September 30, 2017, total unrecognized compensation cost related to non-vested stock options granted to employees was $1.3 million, which is expected to be recognized over a remaining weighted average vesting period of 2.6 years.
Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2016	135,705	1.84
Granted	166,665	0.90
Vested	(91,002)	2.06
Forfeited	(43,903)	1.16
Nonvested restricted stock at September 30, 2017	167,465	0.96
As of September 30, 2017, total unrecognized compensation cost related to the nonvested restricted stock awards granted to be recognized over a remaining weighted average vesting period of 0.5 years was minimal.

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Series B Redeemable Preferred Stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. The Series B Redeemable Preferred Stock is required to be redeemed on the earlier of September 28, 2030, or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $18.5 million and $17.5 million as of September 30, 2017 and December 31, 2014, respectively.
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

As of September 30, 2017 and December 31, 2016, 714,347 phantom units at a weighted-average exercise price of $0.93 had been granted and were outstanding. Because these phantom units are not exercisable or convertible into common shares, said amounts and exercise prices were not subject to the exchange ratio provided by the Merger agreement. As of September 30, 2017, compensation expense related to the Appreciation Plan units remained unrecognized because as of those dates a change in control, as defined in the plan, had not occurred and is not probable to occur. In July 2015, the Appreciation Plan was terminated as to new grants, but vested and unvested phantom units will continue.

Note 10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except per-share data)
Net Loss	$(492)	$(44,799)	$(17,479)	$(99,383)

Weighted average common shares outstanding — Basic	49,386	49,230	49,328	48,371
Plus incremental shares from assumed conversions:
Dilutive effect of stock options	—	—	—	—
Weighted average common shares outstanding — Diluted	49,386	49,230	49,328	48,371
Net loss per share:
Basic	$(0.01)	$(0.91)	$(0.35)	$(2.05)
Diluted	$(0.01)	$(0.91)	$(0.35)	$(2.05)

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Stock options	6,133	6,758	6,287	6,321
Warrants	3,059	3,068	3,061	3,072
Unvested restricted stock awards	167	136	137	115
Total	9,359	9,962	9,485	9,508

Note 11. Segment and Geographic Information

The following tables show our net revenues, operating income and total assets by our reporting segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Revenues	(in thousands)
Headset	$35,947	$38,283	$69,291	$91,172
HyperSound	28	101	148	602
Total	$35,975	$38,384	$69,439	$91,774

Operating Income (Loss)
Headset	$1,819	$1,710	$(9,779)	$(7,971)
HyperSound	57	(44,450)	(1,402)	(85,026)
Total	$1,876	$(42,740)	$(11,181)	$(92,997)
Interest Expense	$2,042	$1,866	$5,717	$5,331
Other non-operating expense (income), net	$(252)	$326	(517)	1,395
Earnings (loss) before income tax	$86	$(44,932)	$(16,381)	$(99,723)

	September 30, 2017	December 31, 2016
Total Assets	(in thousands)
Headset	$83,029	$94,081
HyperSound (1)	27,918	31,233
Eliminations	(27,878)	(30,514)
Total	$83,069	$94,800

(1) At September 30, 2017, HyperSound assets excluding eliminations, totaled less than $0.1 million.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
North America	$23,320	$28,063	$47,371	$69,679
United Kingdom	5,204	3,142	9,182	9,073
Europe	5,947	5,477	9,884	9,326
International	1,504	1,702	3,002	3,696
Total net revenues	$35,975	$38,384	$69,439	$91,774

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

Shareholders Class Action: On August 5, 2013, VTBH and the Company (f/k/a Parametric) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company. Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a Merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company's Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada cases denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. That denial is currently under review by the Nevada Supreme Court, which held a hearing on the Company's petition for review on September 1, 2015. After the hearing, the Nevada Supreme Court requested supplemental briefing, which the parties completed on October 13, 2015. The Nevada Supreme Court also invited the Business Law Section of the Nevada State Bar to submit an amicus brief by December 3, 2015 and briefing was completed on that date. On September 14, 2017, a unanimous en banc panel of the Nevada Supreme Court granted defendants’ petition for writ of mandamus and ordered the trial court to dismiss the complaint, but did provide a limited basis upon which plaintiffs could seek to amend their complaint. The schedule for such amendment, if any, has not been set.

Dr. John Bonanno Complaint: On February 18, 2015, Dr. John Bonanno, a minority shareholder of VTBH, filed a complaint in Delaware Chancery Court alleging breach of contract against VTBH. According to the complaint, the Merger purportedly triggered a contractual obligation for VTBH to redeem Dr. Bonanno's stock. Dr. Bonanno requests a declaratory judgment stating that he is entitled to damages including a redemption of his stock for the redemption value of $15.1 million (equal to the original issue price of his stock plus accrued dividends) as well as other costs and expenses. On February 8, 2016, the Delaware Chancery Court granted VTBH's motion to dismiss for improper venue, and Dr. Bonnano's complaint was dismissed without prejudice. In January of 2017, Dr. Bonanno filed a complaint in New York state court alleging breach of contract against VTBH and seeking a declaratory judgment that he is entitled to damages and specific performance, including redemption of his stock. The Company answered the complaint on March 7, 2017.  At the order of the Court, the parties filed cross-motions for summary judgment on March 31, 2017, on the sole question of whether the Merger was a defined event in the

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

purported contract entitling Dr. Bonnano to redemption of his shares. The cross-motions for summary judgment were fully briefed and heard on July 6, 2017. On September 1, 2017, the Court denied Defendant’s motion for summary judgment and granted Plaintiff’s motion for partial summary judgment. On October 5, 2017, a status conference was held that set a pre-trial schedule such that all merits and expert discovery will conclude on May 3, 2018 and a trial readiness conference will be held on May 4, 2018. On October 11, 2017, Defendant filed a motion to reargue plaintiff’s motion for summary judgment in the trial court, specifically seeking clarification that Defendant’s affirmative defenses to liability remain available. On the same day, Defendant filed a notice of appeal of the Court’s decision on summary judgment in its entirety. The plaintiff’s ability to recover any damages is subject to certain limitations, including, but not limited to, legally available funds. VTBH maintains that the Merger did not trigger any obligation to redeem Mr. Bonanno's preferred stock.

Commercial Dispute: On July 20, 2016, Bigben Interactive S.A. (“BigBen”) filed a statement of claim before the Regional Court of Berlin, Germany against VTB, which statement of claim was formally serviced upon VTB on June 28, 2017.  The statement of claim alleges that VTB’s termination of a distribution agreement by and between BigBen and VTB breached the terms thereof and was invalid, and that BigBen is entitled to damages amounting to damages amounting to €5.0 million plus accrued interests thereon plus certain additional damages as a result of such invalid termination.  VTB filed its statement of defense with the court on September 21, 2017.  VTB maintains that its termination of the agreement was valid and that BigBen’s claims against it are without merit. VTB's statement of defense was submitted to the plaintiff and the court has granted the option to submit a further written statement in reply to the statement of defense.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at September 30, 2017 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

Warranties

We warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in accrued liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Warranty, beginning of period	$529	$717	$639	$580
Warranty costs accrued	59	195	173	672
Settlements of warranty claims	(109)	(162)	(333)	(502)
Warranty, end of period	$479	$750	$479	$750
XO FOUR Stealth Product Recall: In August 2015, the Company received a limited number of reports from consumers and retailers that certain EAR FORCE® XO FOUR Stealth headsets appeared to have a white substance or spots on the ear pads. Upon receiving the reports, the Company promptly stopped shipping any units of the XO FOUR Stealth headsets and notified our retail customers to stop sales pending the results of the Company’s investigation. An outside laboratory engaged by the Company identified the substance as mold. In cooperation with the U.S. Consumer Product Safety Commission (“CPSC”), the Company is voluntarily recalling certain units of the headsets. As of September 30, 2017 and the date of this report, the Company has not received notice of any law suits against the Company in connection with the recall and is working with the contract manufacturer to collect reimbursement for certain related costs.
On February 3, 2016, the Company notified CPSC promptly upon discovery that a vendor had mistakenly shipped certain recalled headsets to fill online orders. The Company has attempted to notify directly each of the affected purchasers to instruct them to participate in the recall. By letter dated August 23, 2017, CPSC staff notified the Company that the staff does not

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

intend to seek penalties against the Company at this time for the post-recall sale, offer for sale or distribution in commerce of recalled headsets.
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
We believe this is a good indication that any potential future console changes are not expected to be nearly as disruptive as this past change as the new generation of platform uses fairly standard audio connectivity, which we believe is unlikely to change and many headsets now have the capability to be updated via software upgrades. Over the long term, we expect to benefit from the extension of the new-gen cycle, driven by the recent introductions of Xbox One S, and PlayStation®VR, and the anticipated releases of PlayStation®4 Pro and Xbox One X, which is believed to result in stronger gaming engagement for the next several years.
While sales of the new-gen consoles have outperformed previous platforms, the overall console gaming market uncharacteristically slowed in the 2016 holiday season, leading to higher-than-normal channel inventory entering 2017, as consumer deferred purchases ahead of mid-cycle console refreshes and a limited line up of multi-player games. By mid-year channel inventory normalized, however, retailer business model initiatives to reduce channels inventory levels have shifted the anticipated timing of revenue. We believe these actions are not an indication of an overall industry decline, but will require the Company to maintain higher inventory levels to meet customer demands with shorter lead times.
The upcoming 2017 holiday outlook, according to recent data, is forecasted to outperform the previous year with multiple game releases expected to exceed $100 million in packaged consumer sales. Additionally, both the PlayStation®4 Pro and Xbox One X have backwards compatibility marking the first time that the console video game business has seen the introduction of two new console systems with complete backward and forward compatibility. And it is the first time that both Sony and Microsoft will have a two-tier product offering which may allow them to offer more competitive pricing on their lower tier models and attract new gamers into the market. We believe the anticipated increased consumer purchase activity, as compared to the prior year, will benefit the gaming console headset market recovery.

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
In the first half of 2017, we substantially completed the process of restructuring the HyperSound business in an effort to reduce costs and align spending with revenues, while continuing to pursue certain licensing opportunities for this technology. In October, the Company agreed to its initial license deal within the commercial audio field of use.

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
Adjusted EBITDA (and a reconciliation to Net loss, the nearest GAAP financial measure) for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Net loss	$(492)	$(44,799)	$(17,479)	$(99,383)
Interest expense	2,042	1,866	5,717	5,331
Depreciation and amortization	876	3,047	3,259	8,213
Stock-based compensation	370	1,017	1,187	3,222
Income tax expense (benefit)	578	(133)	1,098	(340)
Restructuring charges	241	339	509	564
Business model transition charge	(312)	7,079	41	7,079
Impairment charges	—	32,084	—	63,236
Adjusted EBITDA	$3,303	$500	$(5,668)	$(12,078)
Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

Net loss for the three months ended September 30, 2017 was $0.5 million compared to a net loss of $44.8 million in the prior year period, including $0.5 million and $0.3 million of net loss attributable to the Headset segment, respectively.

For the three months ended September 30, 2017, Adjusted EBITDA on a consolidated basis was $3.3 million, including investments of $0.2 million in the HyperSound business compared to $0.5 million, including investments of $2.9 million in the HyperSound business during the three months ended September 30, 2016.

Adjusted EBITDA improved for the three months ended September 30, 2017 as compared to the prior year period primarily due to lower HyperSound business investment. Headset adjusted EBITDA totaled approximately $3.5 million in the three months ended September 30, 2017 compared to $3.4 million in the prior year period which excluded $1.0 million of allocated costs. The increase was primarily due to improved margins driven by product and logistical costs savings, certain initiatives to reduce overhead costs and a foreign exchange benefit.

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

Net loss for the nine months ended September 30, 2017 was $17.5 million compared to a net loss of $99.4 million in the prior year period, including $16.1 million and $14.4 million of net loss attributable to the Headset segment, respectively.

For the nine months ended September 30, 2017, Adjusted EBITDA on a consolidated basis was $(5.7) million, including investments of $1.1 million in the HyperSound business compared to $(12.1) million, including investments of $9.3 million in the HyperSound business during the nine months ended September 30, 2016. Headset adjusted EBITDA totaled approximately $(4.6) million in the nine months ended September 30, 2017 compared to $(2.8) million in the prior year period that excluded $2.9 million of allocated costs.

Adjusted EBITDA improved for the nine months ended September 30, 2017 as compared to the prior year period, despite a challenging gaming consumer market, primarily due to lower HyperSound business investment requirements as a result of the transition to a license model, certain initiatives to reduce overhead costs and improved margins due to product and logistical costs savings.
Results of Operations
The following table sets forth the Company’s statement of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Net Revenue	$35,975	$38,384	$69,439	$91,774
Cost of Revenue	23,437	34,457	48,384	79,372
Gross Profit	12,538	3,927	21,055	12,402
Operating expenses	10,662	46,667	32,236	105,399
Operating loss	1,876	(42,740)	(11,181)	(92,997)
Interest expense	2,042	1,866	5,717	5,331
Other non-operating expense (income), net	(252)	326	(517)	1,395
Earnings (loss) before income tax	86	(44,932)	(16,381)	(99,723)
Income tax expense (benefit)	578	(133)	1,098	(340)
Net loss	$(492)	$(44,799)	$(17,479)	$(99,383)

Net Revenue and Gross Profit
Headset Segment

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Net Revenue	$35,947	$38,283	$69,291	$91,172
Gross Profit	12,328	12,766	21,465	24,643
Gross Margin	34.3%	33.3%	31.0%	27.0%
Cash Margin (1)	34.8%	34.0%	31.6%	27.9%
(1) Excludes non-cash charges of $0.2 million and $0.2 million, respectively, for the three months ended September 30, 2017 and 2016, and $0.4 million and $0.8 million, respectively, for the nine months ended September 30, 2017 and 2016.

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

Net revenues for the three months ended September 30, 2017 were $35.9 million, a $2.3 million decrease as compared to three months ended September 30, 2016. The slight decrease, due to a holiday order timing shift from certain North American retailers that pushed revenue to October, reflects recent industry data that we believe indicates a start of the gaming console headset market recovery ahead of a solid lineup of expected new game launches and the holiday season that will include the release of the Xbox One X console. Additionally, our international business increased 22.6% driven by market share growth in the United Kingdom and Europe.

For the three months ended September 30, 2017, gross profit as a percentage of net revenue increased to 34.3% from 33.3% in the prior year. Headset margins were positively impacted by product cost savings driven by our supply chain and logistics teams and product mix, partially offset by the loss of fixed cost leverage.

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

Net revenues for the nine months ended September 30, 2017 decreased $21.9 million or 24.0%, as compared to nine months ended September 30, 2016, due to the negative impact of 2016 holiday channel overhang, a result of lower industry-wide demand as limited sales of marquee games disrupted holiday purchasing behavior, and retailer business model initiatives to reduce on-hand inventory levels.

For the nine months ended September 30, 2017, gross profit as a percentage of net revenue increased to 31.0% from 27.0% in the prior year. Headset margins were positively impacted by favorable product mix and lower obsolescence reserves as we reserved much of the remaining old-gen inventory, partially offset by negative fixed costs leveraging on lower sales volumes.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Selling and marketing	$5,586	$7,016	$15,564	$19,737
Research and development	1,336	2,637	4,423	6,701
General and administrative	3,499	4,591	11,740	15,161
Asset impairment	—	32,084	—	63,236
Restructuring charges	241	339	509	564
Total operating expenses	$10,662	$46,667	$32,236	$105,399

By Segment:
Headset	$10,509	$11,056	$31,244	$32,613
HyperSound	$153	$35,611	$992	$72,786
Selling and Marketing
Selling and marketing expenses for the three months ended September 30, 2017 totaled $5.6 million, or 15.5% as a percentage of net revenues, compared to $7.0 million, or 18.3% as a percentage of net revenues, for the three months ended September 30, 2016. The decrease was attributable to the reduction of HyperSound business related sales force and marketing campaigns and, certain promotional activity that has been deferred to align with upcoming game releases.

Selling and marketing expenses for the nine months ended September 30, 2017 totaled $15.6 million, or 22.4% as a percentage of net revenues, compared to $19.7 million, or 21.5% as a percentage of net revenues, for the nine months ended September 30, 2016. This decrease was attributable to sales force and marketing spend reductions related to the HyperSound business transition and higher media spend in the prior year period related to certain product launch campaigns. Further, depreciation expense has decreased year-over-year as certain of our major retail customers have shifted away from independent in-store displays.
Research and Development
As a result of our product development realignment in connection with the HyperSound business transition, research and development expenses decreased for the three and nine months ended September 30, 2017 versus the comparable prior year period.

General and Administrative
General and administrative expenses for the three months ended September 30, 2017 totaled $3.5 million, or 9.7% as a percentage of net revenues, compared to $4.6 million, or 12.0% as a percentage of net revenues, for the three months ended September 30, 2016. The decrease was primarily due to lower non-cash charges, legal and professional service fees and headcount reductions.
General and administrative expenses for the nine months ended September 30, 2017 totaled $11.7 million, or 16.9% as a percentage of net revenues, compared to $15.2 million, or 16.5% as a percentage of net revenues, for the nine months ended September 30, 2016. The decrease was primarily due to lower non-cash charges and employee expenses.
Restructuring Charges
Restructuring charges for the three and nine months ended September 30, 2017 and September 30, 2016 related to our continued efforts to improve our operating efficiency in our Headset business, such as closing excess facilities and reducing redundancies, and reducing HyperSound business operating expenses.

Interest Expense
For the three and nine months ended September 30, 2017, interest expense increased as compared to September 30, 2016 due to higher borrowing costs, primarily related to the subordinated notes, additional amortization related to certain amendments to our Credit Facility and the Term Loan Due 2019.
Income Taxes
Income tax expense for the three and nine months ended September 30, 2017 was $0.6 million at an effective tax rate of 672.1% and $1.1 million at an effective tax rate of (6.7)%, respectively. Income tax benefit for the three and nine months ended September 30, 2016 was $(0.1) million at an effective tax rate of 0.3% and $(0.3) million at an effective tax rate of 0.3%, respectively. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

Liquidity and Capital Resources
Our primary sources of working capital are cash flow from operations and availability of capital under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows, and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Cash and cash equivalents at beginning of period	$6,183	$7,114
Net cash provided by operating activities	9,291	3,117
Net cash used for investing activities	(2,584)	(2,260)
Net cash used for financing activities	(12,559)	(4,632)
Effect of foreign exchange on cash	142	(62)
Cash and cash equivalents at end of period	$473	$3,277
Operating activities
Cash provided by operating activities for the nine months ended September 30, 2017 was $9.3 million, an increase of $6.2 million as compared to $3.1 million for the nine months ended September 30, 2016. The increase is primarily the result of lower HyperSound business net cash burn and certain initiatives to better align cash expenditures with the seasonality of the gaming market, partially offset by lower gross receipts due to reduced sales volumes.

Investing activities
Cash used for investing activities was $2.6 million during the nine months ended September 30, 2017 compared to $2.3 million in the prior period due to an investment to refresh advertising displays at certain major customers and equipment purchases related to our recent headset launches.
Financing activities
Net cash used for financing activities was $12.6 million during the nine months ended September 30, 2017 compared to $4.6 million during the nine months ended September 30, 2016. Financing activities during the nine months ended September 30, 2017 included net payments on our revolving credit facility of $11.1 million and term loan repayments of $1.4 million. Financing activities during the nine months ended September 30, 2016 included net payments on our revolving credit facility of $6.2 million and term loan repayments of $3.6 million with cash from operations and the issuance of common stock.
Management assessment of liquidity
Management believes that our current cash and cash equivalents, the amounts available under our revolving credit facility and cash flows derived from operations will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.
We believe the combination of our revolving credit facility, long-term debt and cash flow generated by our gaming headset business and reduced costs related to the HyperSound business will provide the necessary liquidity to fund our annual working capital needs.

Foreign cash balances at September 30, 2017 and December 31, 2016 were $0.1 million and $0.2 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of September 30, 2017, interest rates for outstanding borrowings were 6.24% for base rate loans and approximately 3.21% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

If certain availability thresholds are not met, meaning that the Company does not have receivables and inventory which are eligible to borrow on under the Credit Facility in excess of amounts borrowed, the Credit Facility requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio. The fixed charge ratio is defined as the ratio, determined on a consolidated basis for the most recent four fiscal quarters, of (a) EBITDA minus capital expenditures, excluding those financed through other instruments, and cash taxes paid, and (b) Fixed Charges defined as the sum of cash interest expense plus scheduled principal payments. The current fixed charge coverage ratio of at least 1.15 to 1.00 on the last day of each month will become effective again after the Company has complied with such ratio for six consecutive months.
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
As of September 30, 2017, the Company was in compliance with all financial covenants, as amended, and excess borrowing availability was approximately $12.5 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.
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
As of September 30, 2017, the Company was in compliance with all the amended financial covenants.

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

Series B Redeemable Preferred Stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. We are required to redeem the Series B Redeemable Preferred Stock on the earlier to occur of September 28, 2030 or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $18.5 million and $17.5 million as of September 30, 2017 and December 31, 2016, respectively.
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

To date, the Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of September 30, 2017 and December 31, 2016, we did not have any derivative financial instruments.
Interest Rate Risk
The Company's total variable rate debt is comprised of $12.9 million presented as a Term Loan and $17.9 million of Subordinated Notes. A hypothetical 10% increase in borrowing rates at September 30, 2017 would not result in a material increase in interest expense on the existing principal balances.
Foreign Currency Exchange Risk
The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of September 30, 2017 and December 31, 2016, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. In making this assessment, we used the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, we concluded that, as of September 30, 2017, our internal control over financial reporting was effective.

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of September 30, 2017.

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
Future transitions in console platforms may adversely affect, our headset business.
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
We have had, and may continue to have, actions brought against us by stockholders in connection with the merger, past transactions, changes in our stock price or other matters. Any such claims, whether or not resolved in our favor, could divert our management and other resources from the operation of our business and otherwise result in unexpected and substantial expenses that would adversely and materially impact our business, financial condition and operating results. For example, and as further described in Item 3, “Legal Proceedings,” and Note 12, “Commitments and Contingencies,” we are involved in legal proceedings related to the merger of VTBH and Paris Acquisition Corp. involving certain of our stockholders, including the holder of VTBH’s Series B Redeemable Preferred Stock, (the “Series B Holder”), filing a complaint in New York state court alleging breach of contract against VTBH and seeking a declaratory judgment that he is entitled to damages and specific performance, including the redemption of his stock. The redemption value of VTBH’s Series B Redeemable Preferred Stock was $18.5 million as of September 30, 2017.
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
We carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of September 30, 2017.  However, because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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
Under the Radiation Control for Health and Safety Act of 1968, and the associated regulations promulgated by the Food and Drug Administration (“FDA”), HyperSound products are regulated as electrical emitters of ultrasonic vibrations. Under the terms of such regulations, in August 2012 we provided, and in January 2016 further supplemented, an abbreviated report to the FDA describing the HyperSound commercial product. In September 2015 we provided an initial product report describing the HyperSound Clear® 500P product. The FDA may respond to these reports and request changes or safeguards to our HyperSound products, but it has not done so to date. We also are required to notify the FDA in writing should a product be found to have a defect relating to safety of use due to the emission of electronic product radiation. We do not believe our technology poses any human health risks. However, it is possible that we, or one of our customers, could be required to modify the technology, or a product incorporating the technology, to comply with requirements that may be imposed by the FDA.  Our HyperSound product advertising is regulated by the Federal Trade Commission (the “FTC”), which requires all advertising be truthful, not deceptive or unfair, and evidence based.
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
We could incur unanticipated expenses in connection with warranty or product liability claims relating to a recall of one or more of our products, which could require significant expenditures to defend. Additionally, we may be required to comply with governmental requirements to remedy the defect and/or notify consumers of the problem that could lead to unanticipated expense, and possible product liability litigation against a customer or us. As of December 31, 2016 and the date of this report, the Company has not received notice of any lawsuits against the Company in connection with any recall actions.
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
We operate in 44 countries, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws. We are subject, however, to the risk that our officers, directors, employees, agents and collaborators may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, the European Union Anti-Corruption Act and other similar laws, or that subjects us to trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties or curtailment of operations in certain jurisdictions, and might adversely affect our results of operations. In addition, actual or alleged violations could damage our reputation and ability to do business.
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
Certain Turtle Beach stockholders acting as a group beneficially own or control approximately 51% of our common stock. Accordingly, these stockholders, acting as a group pursuant to a stockholder agreement, have substantial influence over the outcome of our corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders also may exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may affect adversely the market value of our common stock due to investors’ perception that such conflicts of interest may exist or arise.
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
If the stockholder group ceases to own at least 50% of our outstanding common stock, we will no longer be eligible to be treated as a controlled company.  Pursuant to NASDAQ’s listing rules, upon ceasing to be a controlled company, we would be required to regain compliance with NASDAQ’s listing standards applicable to non-controlled companies, including (i) within 90 days, reconfiguring the Nominating and Governance Committee of our board of directors such that a majority of the members of the committee would be independent and (ii) within 12 months, (x) reconfiguring our board of directors such that a majority of the directors would be independent and (y) reconfiguring the Compensation and Nominating and Governance Committees of the board of directors such that all members of such committees would be independent.

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

TURTLE BEACH CORPORATION

Date:	November 2, 2017	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)