Form 10-K
period 2017-12-31
Turtle Beach Corp
filed 2018-03-07
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐    Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2017 was $15,636,261.
The number of shares of Common Stock, $0.001 par value, outstanding on February 28, 2018 was 49,386,006.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement or annual report on Form 10-K/A to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Report, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

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
•Our ability to maintain our listing on the Nasdaq Stock Exchange;
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

Item 1 - Business Overview
Turtle Beach Corporation, headquartered in San Diego, California is the global leader in gaming headsets and has been an innovator in premier audio technology for over 40 years. The Turtle Beach® brand is highly regarded among the over 700 million gamers in North America and Europe where the company has a dominant market share in gaming headsets for Xbox and PlayStation® consoles. In addition to its gaming headset business, the company acquired and developed an innovative and patent-protected sound technology that delivers immersive, directional audio called HyperSound® via a reverse merger with Parametric Technologies in January 2014.
Turtle Beach Corporation was incorporated in the state of Nevada in 2010 and the company’s stock is traded on the Nasdaq Global Market under the symbol HEAR.
VTB Holdings, Inc. (“VTBH”), the subsidiary of Turtle Beach and the parent holding company of Voyetra Turtle Beach, Inc. (“VTB”) and Turtle Beach Europe Limited (“TB Europe”), together the historical headset business, was incorporated in the state of Delaware in 2010 with operations principally located in Valhalla, New York. VTB was incorporated in the state of Delaware in 1975.
Headset Business
Turtle Beach launched its first gaming headset in 2005 and has grown to be the leading brand in console gaming headsets. The Company designs and markets premium audio peripherals for both Xbox and PlayStation® game consoles, as well as for PC, Mac® and mobile/tablet devices. Additionally, Turtle Beach is an officially-licensed partner of Microsoft, delivering innovative and groundbreaking first-to-market products for their latest family of consoles including the latest Xbox One X. Turtle Beach headsets are distributed internationally across North America, South America, Europe, the Middle East, Africa, Australia, and Asia, and are sold at thousands of storefronts, including major retailers such as Amazon, Argos, Best Buy, Game, GameStop, EB Games, Target, and Walmart.
The Company offers a variety of headsets, spanning multiple retail price points ranging from $20 to $300, with offerings compatible across all major gaming platforms. Our price tiers correspond to customer profiles, beginning with “Entry-Level” gamers and progressing through “Casual,” “Enthusiast,” “Core,” and professional gamers including eSports players and fans. Each successive price tier incorporates a higher level of finish, features and technology, progressing from passive mono to amplified stereo, surround sound, and programmable surround sound. Premium headsets have padded leather headbands, accent stitching, and noise-isolating memory foam ear cups. Other features found in select premium headset models include removable microphones, breakaway cables and “charge-and-play” batteries that allow gamers to continue playing even as they recharge their batteries. As gaming consoles have evolved from dedicated video game platforms to home entertainment hubs, and as mobile and tablet devices have become mainstay platforms for entertainment, we have continued to evolve our headsets to reflect how content is consumed.
Each Turtle Beach headset is designed for a “primary” platform, such as a specific console or for the personal computer platform, though many can be used with multiple platforms, and most are compatible with mobile/tablet devices via a standard 3.5mm jack and Bluetooth® connectivity. A primary platform designation paired with our unique, platform-specific packaging designs often result in our products being assorted in multiple sections in-store by retailers, increasing the prominence of the Turtle Beach brand and its products in physical retail locations and online catalogs.
In 2017, Turtle Beach was the leading console gaming headset manufacturer in North America with a 42.1% dollar share of the market, as noted by the December 2017 sales tracking data from The NPD Group, Inc (“NPD Group”), holding six of the top ten selling Xbox One models and four of the top ten selling PlayStation®4 models by revenue. Market share in the UK was 51.8% in 2017 as reported by GFK. The company has achieved these high global market shares by delivering high quality products that often include first-to-market innovations and robust features, in addition to superior sound and unmatched comfort - all key factors gamers look for when shopping for a gaming headset.

HyperSound Business
HyperSound technology is a pioneering audio solution that projects sound in a highly directional manner. HyperSound directs a beam of audio to targeted listeners in a specific spot, delivering an immersive, 3D-like audio experience as well as benefits for people with hearing loss. The Company has also developed and patented the capability to created directed audio from a transparent “speaker” using a set of layered materials on glass. The technology has applications in multiple verticals including retail displays where isolated audio is desired, personal or business audio where a directed beam of audio offers privacy benefits, and living room audio solutions for people with hearing loss.
Our business model for HyperSound has evolved into a licensing strategy, focusing on out licenses to companies in the retail aspect for more precise marketing. In October 2017, we signed a licensing contract with Waves Systems to incorporate

HyperSound technology for customer contact points such as retail point of sales, kiosks, digital signage, wayfinding, museum exhibits, meeting halls and more.

Industry Overview
Gaming Headset Market
Gaming headsets are part of a global, growing gaming market sized at over $100 billion. Global gaming now exceeds both global cinema and global music market sizes with over 2.1 billion active gamers worldwide. Gaming peripherals are a $2 billion business globally with over 75%, over $800 million, of that market in the Americas and Europe where the company’s business is focused. Gaming headsets are nearly half of that, at over $1 billion in global market size.
eSports is a global phenomena where professional gamers train, compete, win prize money and attract fans similar to other professional sports. There are over 140 million eSports enthusiasts globally and growing quickly. Gaming headsets are a must-have piece of equipment for competitive gaming.
Xbox and PlayStation® consoles are the dominant gaming platforms in North America and Europe. Many gamers play online where gaming headsets - which include a microphone and allow players to communicate with one another in real time - provide the ability to jump in and engage in the industry’s most popular games and franchises. Gaming headsets also create a more immersive and rich gaming experience. In addition to consoles, personal computers are a key platform for gaming and utilize similar style headsets with the requisite benefits. Gaming on mobile/tablet devices represents about a third of the global gaming market and headsets can be used for mobile gaming, but Xbox, PlayStation®, and PC gaming are by far the largest drivers of gaming headset use. Nintendo Switch™ has emerged as a popular gaming platform, although much less of a driver of gaming headset sales.
Historically, Microsoft and Sony go through cycles where their respective console platform is changed and/or updated to a significant new version. In holiday 2013, Microsoft launched Xbox One to replace Xbox 360, while Sony launched Playstation®4 to replace Playstation®3. Those console transitions created a major disruption for gaming headsets and other accessories because the fundamental connectivity to the new platforms changed. From 2013 to 2015, that disruption negatively impacted the gaming accessory market as the old generation headset business rapidly declined and new headsets had to be developed for the new consoles. In 2016 and 2017, respectively, both Microsoft and Sony launched “Pro” versions of their latest console platforms which didn’t create any disruption for the gaming headset business and the Company believes this is a good indication that any potential future console changes will not be as disruptive.
In addition to console sales, the Xbox, PlayStation®, and PC gaming markets are driven by major games which encourage players to buy equipment and accessories. On Xbox and PlayStation®, tentpole games like Call of Duty®, Destiny, Battlefront, Grand Theft Auto and more recently Fortnite and PlayerUnknown's Battlegrounds are examples of major franchises that feature online multiplayer modes, which drive gaming headset sales. Many of these established franchises launch new titles annually leading into the holidays, which furthers the popularity of gaming headsets as gift items. As a result, the gaming headset business is highly seasonal, often with 45%-55% of the business occurring in the fourth quarter. The gaming headset business can also expand or contract based on the success of these major game launches.
During 2017, PlayerUnkown’s Battlegrounds introduced a new style of multiplayer game known as “Battle Royal,” where players compete in a large, but shrinking maps until there is a single winner left. Players can play on teams, and audio cues are very helpful to surviving, making headsets a key accessory for this type of game. Epic Games introduced Fortnite which includes a similar format in late 2017, but with a more kid-friendly feel. Both games have soared in popularity over the past months with large and continually growing audiences of both players and spectators via content sharing platforms like Twitch, YouTube, Xbox’s Mixer, and PlayStation® Now.
Gaming headsets are sold through major retailers such as Argos, Best Buy, GameStop, Target and Walmart as well as online retailers such as Amazon and NewEgg. Brick and mortar retailers often have “kiosks” which enable shoppers to “try before they buy,” offering consumers the opportunity to experience each headset’s specific fit, feel and overall audio quality.
Over the past few years, retail channel inventory levels have varied significantly. At the end of 2016, channel inventories were much higher than normal in North America and Europe due to weaker than expected performance of the major holiday game releases. This impacted revenues for the Company in the first half of 2017 given lower than normal retail replenishment. Additionally, retailers steadily reduced their run-rate inventory levels as part of increasing their competitiveness with online retailers. And in late 2017 many retailers were extremely conservative in their ordering which resulted in sporadic stock-outs at least for Turtle Beach given robust holiday demand. Coming into 2018, demand for gaming headsets has been very strong in North America and Europe resulting in the retailers needing to rapidly replenish. Currently, retail inventory levels are at a low but sustainable level and the Company expects sales in the near term to more closely reflect sell through.

Business Strategy
We intend to further build upon Turtle Beach's brand awareness, superior audio technology and high-quality products to grow the core console business as well as enter the personal computer casual gaming business to increase sales and profitability.

•
Continue to Advance Our Brand. We believe that our brand's image among consumers is a competitive advantage and that our success is attributable to our emphasis on delivering the highest quality, most innovative headsets.

To maintain our competitive position in our markets, we are focused on the following:

•
continuing to deliver innovative, high quality gaming headsets that incorporate advanced audio and wireless technology; while delivering a superior game and chat audio experience and unmatched comfort.

•
maintaining our strategic relationships and furthering investment in social media and eSports partnerships, which we believe provide our brand a larger presence with consumers and create opportunities for retailers to carry our products;

•	leveraging high-quality technical support/customer service to exceed consumer expectations and develop brand loyalty.

•
Expand Our Product Lines.  We continue to invest in the resources necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies. In 2017, we launched an industry-first Xbox One headset that wirelessly connects directly to the console.

•
Grow Revenue in New Channels. We intend to increase our sales by continuing to develop internally, or through potential acquisitions, products that we offer to our customers with an enhanced focus on growth in the personal computer gaming sector. In order to meet emerging consumer habits, we will continue to invest in and remodel our website to drive direct sales expansion.

Product Development
We continue to innovate, make improvements to our technology and develop new products, and anticipate that we will continue to devote substantial resources to research and development in the near future. Our product management team takes a disciplined approach to product design that balances iteration, incremental improvement and innovation to achieve a blend of differentiated technology designed to attract customers, maintain product design continuity and exceed expectations as to quality, reliability and profitability. For the year ended December 31, 2017, we invested $5.6 million in the continued expansion of our new generation headset portfolio including the launch of the Recon Chat, and the Stealth 600 and Stealth 700 series. For the years ended December 31, 2016 and 2015, we expended $8.3 million and $11.6 million, respectively, reflective of certain HyperSound investments.

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
In anticipation of new product development and incremental growth, we made additional investments with a focus on making advancements to our planning systems. In connection with our initiative to improve our operating efficiency and reduce costs, we have continued efforts to focus on company-wide overhead reduction activities including right-sizing our supply chain, consolidation of warehouses with our global logistics partnership with Keuhne & Nagel and transitioned our European warehouse to a third-party logistics provider.
We believe we have solid relationships with our suppliers and that, subject to the discussion in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” we will continue to have a sufficient supply of quality products on satisfactory terms.

Retail Distribution
Our headsets are sold in over 40 countries, by retailers such as Amazon, Best Buy, Game, GameStop, EB Games, Target, and Walmart. We often have a broader assortment and more shelf space than competitors at video game and electronics retailers such as GameStop and Best Buy, which we believe reinforces the brand’s authenticity with gaming enthusiasts, and our presence in mass channel retailers such as Walmart and Target enables the brand to reach a wider audience of casual gamers. Our established presence on Amazon.com and other online retail sites, and positive consumer product ratings on those sites, increases the search visibility of our products and helps to influence both online and in-store sales.
Turtle Beach Europe serves as a primary sales office for the European market, and has strengthened our international operations with support for sales, marketing, customer service and distribution.
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

Customers

The following tables show net revenues by product type:

	December 31,
	2017	2016	2015
Net Revenues	(in thousands)
Headset	$148,828	$173,323	$161,835
HyperSound	307	655	912
Total	$149,135	$173,978	$162,747
The Headset business customer base is comprised primarily of large retailers and distributors, both domestic and international. In 2017, net sales to our major market channels consisted of $89.7 million to North American retail customers, $41.4 million to European customers, $9.8 million to North American distributors and $7.9 million to other customers.
Our three largest individual customers accounted for approximately 43% of our gross sales in 2017, 49% of our gross sales in 2016 and 47% of our gross sales in 2015. During 2017, our three largest customers, Best Buy, Walmart and Game Stop, each accounted for between 13% to 16% of our consolidated net sales.

Geographic Information
In addition to the traditional markets of the United States and United Kingdom, we have pursued growth in countries such as Germany and France and believe that additional long-term growth opportunities exist in Asia Pacific and Latin America.
During 2016, we began to improve our international structure by taking retailers across Europe direct, leveraging off our new warehousing facility and simplifying our distribution model to provide less risk and lower infrastructure costs. In 2017, the Company gained market share in most of our major European markets, particularly in the United Kingdom.

The following table presents total net revenues, and percentage of total, based on where customers are physically located for each of the three years ended December 31, 2017:

	2017		2016		2015
	(in thousands)
North America	$103,159	69.2%	$130,371	74.9%	$117,526	72.2%
United Kingdom	21,113	14.2%	21,778	12.5%	20,881	12.8%
Europe	20,277	13.6%	15,729	9.0%	17,329	10.6%
Other	4,586	3.0%	6,100	3.6%	7,011	4.4%
Total revenues	$149,135		$173,978		$162,747

Long-lived assets are largely held in the United States, refer to Note 12, “Geographic Information” in the Notes to the Consolidated Financial Statements.

Seasonality
Our gaming headset business is seasonal with a significant portion of sales and profits typically occurring around the holiday period. Historically, more than 45% of headset business revenues are generated during the period from September through December as new headsets are introduced and consumers engage in holiday shopping. In addition, launches of major new online multiplayer games and specific retailer purchasing behavior can drive significant revenue shifts between months and quarters in a given year.

Employees
As of December 31, 2017, Turtle Beach had 135 employees, of which 116 were full-time salaried employees. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

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
In addition to cash flow generated from operations, we finance our operations with a revolving credit facility (the “Credit Facility”) provided by Bank of America, as Agent, Sole Lead Arranger and Sole Bookrunner and our term loan (the “Term Loan Due 2019”) provided by Crystal Financial LLC (“Crystal”), as Agent, Sole Lead Arranger and Sole Bookrunner. If we are unable to comply with the financial and other covenants contained in the Credit Facility or the Term Loan Due 2019 (collectively, the “Loan Documents”) and are unable to obtain a waiver under the applicable Loan Documents, Bank of America or Crystal, as applicable, may declare the outstanding borrowings under the applicable Loan Documents immediately due and payable. Such an event would have an immediate and material adverse impact on our business, results of operations and financial condition. We would be required to obtain additional financing from other sources, and we cannot predict whether or on what terms, if any, additional financing might be available. If we are required to seek additional financing and are unable to obtain it, we may have to change our business and capital expenditure plans, which may have a materially adverse effect on our business, financial condition and results of operations. In addition, the debt under the Loan Documents could make it more difficult to obtain other debt financing in the future, which could put us at a competitive disadvantage to competitors with less debt.
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
In order for certain of our headsets to connect to the Xbox One advanced features and controls, a proprietary computer chip or wireless module is required. As a result, with respect to our products designed for the Xbox One, we are currently reliant on Microsoft or their designated supplier to provide us with sufficient quantities. If we are unable to obtain sufficient quantities of these headset adapters or chips, sales of such Xbox One headsets and consequently our revenues would be adversely affected.
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

Further, new and emerging technologies and alternate platforms for gaming, such as mobile devices and virtual reality devices, could make the consoles for which our headsets are designed less attractive or, in time, obsolete, which could require us to transition our business model such as develop products for other gaming platforms.
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
During 2017, our three largest individual customers accounted for approximately 43% of our gross sales in the aggregate. The loss of, or financial difficulties experienced by, any of these or any of our other significant customers, including as a result of the bankruptcy of a customer, could have a material adverse effect on our business, results of operations, financial condition and liquidity. We do not have long-term agreements with these or other significant customers and our agreements with these customers do not require them to purchase any specific amount of products. All of our customers generally purchase from us on a purchase order basis. As a result, agreements with respect to pricing, returns, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each customer. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. In addition, the uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based in part on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. In addition, financial difficulties experienced by a significant customer could increase our exposure to uncollectible receivables and the risk that losses from uncollected receivables exceed the reserves we have set aside in anticipation of this risk.
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
We believe that our ability to extend the recognition and favorable perception of our Turtle Beach brand is critical to implement our headset growth strategy, which includes further establishing our position in existing gaming headsets, developing a strong position in new console headsets, expanding beyond existing console, PC and mobile applications to new technology applications, accelerating our international growth and expanding complementary product categories. To extend the reach of our Turtle Beach brand, we believe we must devote significant time and resources to headset product design, marketing and promotions. These expenditures, however, may not result in a sufficient increase in net sales to cover such costs.
Future transitions in console platforms may adversely affect our headset business.
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
We have had, and may continue to have, actions brought against us by stockholders in connection with the merger, past transactions, changes in our stock price or other matters. Any such claims, whether or not resolved in our favor, could divert our management and other resources from the operation of our business and otherwise result in unexpected and substantial expenses that would adversely and materially impact our business, financial condition and operating results. For example, and as further described in Item 3, “Legal Proceedings,” and Note 13, “Commitments and Contingencies,” we are involved in legal proceedings related to the merger of VTBH and Paris Acquisition Corp. involving certain of our stockholders, including the holder of VTBH’s Series B Redeemable Preferred Stock, (the “Series B Holder”), filing a complaint in New York state court alleging breach of contract against VTBH and seeking a declaratory judgment that he is entitled to damages and specific performance, including the redemption of his stock. The redemption value of VTBH’s Series B Redeemable Preferred Stock was $18.9 million as of December 31, 2017.

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
We face business, political, operational, financial and economic risks inherent in international business, many of which are beyond our control, including:

•
trade restrictions, higher tariffs, currency fluctuations or the imposition of additional regulations relating to import or export of our products, especially in China, where all of our Turtle Beach products are manufactured, which could force us to seek alternate manufacturing sources or increase our costs;

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
Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act requires, among other things, that we evaluate our systems and processes and test our internal controls over financial reporting to allow management and our independent registered public accounting firm, as applicable, to report on the effectiveness of our internal control over financial reporting. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline and we could be subject to sanctions, investigations by the Nasdaq Stock Market, LLC (“NASDAQ”), the SEC or other regulatory authorities, or shareholder litigation.
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
We carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of December 31, 2017.  However, because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The affirmative vote in the United Kingdom to withdraw from the European Union may adversely affect our business.
On June 23, 2016, the United Kingdom ("UK") held a referendum in which voters approved a potential exit from the European Union ("EU"), commonly referred to as "Brexit." As a result of the referendum, the UK is expected to exit the EU in March 2019. The Brexit vote, and the UK's expected exit from the EU, may result in regulatory uncertainty throughout the region and could adversely affect business activity, political stability and economic conditions in the UK, the Eurozone, the EU and elsewhere. Any of these developments could have a material adverse effect on business activity in the UK, the Eurozone, or the EU.
The uncertainty concerning terms of the exit could also have a negative impact on the growth of the UK and/or EU economies and cause greater volatility in the pound sterling, euro and/or other currencies.
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
Our success also depends in part on our ability to obtain and enforce intellectual property protection of our technology, particularly our patents. There is no guarantee any patent be granted on any patent application that we have filed or may file. Claims allowed from existing or pending patents may not be of sufficient scope or strength to protect the economic value of our technologies. Further, any patent that we may obtain will expire, and it is possible that it may be challenged, invalidated or circumvented.
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
We could incur unanticipated expenses in connection with warranty or product liability claims relating to a recall of one or more of our products, which could require significant expenditures to defend. Additionally, we may be required to comply with governmental requirements to remedy the defect and/or notify consumers of the problem that could lead to unanticipated expense, and possible product liability litigation against a customer or us. As of December 31, 2017 and the date of this Report, the Company has not received notice of any lawsuits against the Company in connection with any recall actions.
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
The current administration has called for substantial change to fiscal and tax policies, which include comprehensive tax reform and may include changes to the implementation of the Dodd-Frank Act and related or similar regulations. The “Tax Cuts and Jobs Act,”enacted in December 2017, reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. We cannot predict whether in total we benefit from, or are negatively affected by, the changes.

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
The HyperSound Clear 500P and the HyperSound Tinnitus Module were regulated by the FDA as medical devices pursuant to the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations.  HyperSound Clear 500P received 510(k) clearance permitting over-the-counter (“OTC”) commercial distribution for use as a group auditory trainer or group hearing aid and the HyperSound Tinnitus Module feature received 510(k) clearance for prescription use in the temporary relief of tinnitus symptoms.  In connection with the recent restructuring of the HyperSound business, we terminated sales of HyperSound Clear 500P products, and in March 2017 we deactivated our FDA listing of these devices. We also did not renew our 2017 European Union certifications for HyperSound Clear 500P devices. Any future sales of regulated products would require new registrations and certifications.
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
Although our shares are currently listed on Nasdaq, we may not be able to meet the continued listing requirements of Nasdaq, which require, among other things, a minimum bid price of $1.00 per share for common shares listed on the exchange and minimum levels of stockholders' equity and the market value of our common stock outstanding. As previously disclosed, on May 9, 2017, we received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”) because the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until November 6, 2017, to regain compliance with the Bid Price Rule. Also as previously disclosed, on November 9, 2017, the Company made a request to the Nasdaq hearing panel to provide the Company an additional 180 calendar days to regain compliance with the Bid Price Rule, which stayed the potential delisting of the Company’s common stock under Nasdaq Listing Rule 5815(a)(1) pending the hearing panel’s decision. On January 17, 2018, the hearing panel approved the Company’s request for an additional 180 calendar days, or until May 7, 2018, to regain compliance with the Bid Price Rule.
In addition, on January 16, 2018, the Company received a written notice from the Nasdaq Listing Qualifications Department indicating that the Company is not in compliance with Nasdaq Listing Rule 5450(b)(2)(C) (the “Market Value Rule”) because the market value of publicly held shares of its common stock was less than $15 million for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has 180 calendar days, or until July 16, 2018, to regain compliance with the Market Value Rule. To regain compliance, the market value of publicly held shares of the Company’s common stock must meet or exceed $15 million for a minimum of 10 consecutive business days.
While we are actively considering implementation of customary resolutions, including a reverse stock split, if we are unable to regain compliance with the Bid Price Rule and/or the Market Value Rule, if our efforts are unsuccessful or we are otherwise unable to satisfy the Nasdaq criteria for maintaining our listing, our securities could be subject to delisting. As a consequence of any such delisting, our stockholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of, our securities. In the event of a delisting, we could face significant material adverse consequences including limited liquidity for our securities, a limited amount of news and analyst coverage for our Company and a decreased ability to issue additional securities or obtain additional financing in the future.
Ownership of our common stock is highly concentrated, and we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.
Certain Turtle Beach stockholders acting as a group beneficially own or control approximately 51% of our common stock. Accordingly, these stockholders, acting as a group pursuant to a stockholder agreement, have substantial influence over the outcome of our corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders also may exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the market value of our common stock due to investors’ perception that such conflicts of interest may exist or arise.
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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

The table below describes our principal facilities as of December 31, 2017.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease
San Diego	CA	Corporate Headquarters	13,450	2021
Valhalla	NY	Administration	11,800	2019
Basingstoke	U.K.	Administration	3,650	2027
San Jose	CA	Research & Development	3,500	2018

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
On August 5, 2013, VTBH and the Company (f/k/a Parametric) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company. Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a Merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company's Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada cases denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. That denial was appealed to the Nevada Supreme Court. On September 14, 2017, a unanimous en banc panel of the Nevada Supreme Court granted defendants’ petition for writ of mandamus and ordered the trial court to dismiss the complaint, but did provide a limited basis upon which plaintiffs could seek to amend their complaint. Plaintiffs filed an amended complaint on December 1, 2017, and motions to dismiss were filed on January 2, 2018. The court will hear those motions on March 12, 2018. The Company believes that Plaintiffs’ claims are without merit.
On February 18, 2015, Dr. John Bonanno, a minority shareholder of Series B Preferred Stock of VTBH, filed a complaint in Delaware Chancery Court alleging breach of contract against VTBH. According to the complaint, the Merger purportedly triggered a contractual obligation for VTBH to redeem Dr. Bonanno's preferred stock. Dr. Bonanno requests a declaratory judgment stating that he is entitled to damages including a redemption of his stock for the redemption value of $15.1 million (equal to the original issue price of his stock plus accrued dividends) as well as other costs and expenses. On February 8, 2016, the Delaware Chancery Court granted VTBH's motion to dismiss for improper venue, and Dr. Bonnano's complaint was dismissed without prejudice. In January of 2017, Dr. Bonanno filed a complaint in New York state court alleging breach of contract against VTBH and seeking a declaratory judgment that he is entitled to damages and specific performance, including redemption of his stock. VTBH answered the complaint on March 7, 2017. At the order of the Court, the parties filed cross-motions for summary judgment on March 31, 2017, on the sole question of whether the Merger was a defined event in the purported contract entitling Dr. Bonnano to redemption of his shares. The cross-motions for summary judgment were fully briefed and heard on July 6, 2017. On September 1, 2017, the Court denied Defendant’s motion for summary judgment and granted Plaintiff’s motion for partial summary judgment. On October 5, 2017, a status conference was held that set a pre-trial schedule such that all merits and expert discovery will conclude on May 3, 2018 and a trial readiness conference will be held on May 4, 2018. On October 11, 2017, VTBH filed a motion to reargue plaintiff’s motion for summary judgment in the trial court, specifically seeking clarification that Defendant’s affirmative defenses to liability remain available, which was granted. On the same day, VTBH filed a notice of appeal of the Court’s decision on summary judgment in its entirety. The plaintiff’s ability to recover any damages is subject to certain limitations, including, but not limited to, legally available funds. VTBH maintains that the Merger did not trigger any obligation to redeem Mr. Bonanno's preferred stock.
On July 20, 2016, Bigben Interactive S.A. (“BigBen”) filed a statement of claim before the Regional Court of Berlin, Germany against VTB, which statement of claim was formally served upon VTB on June 28, 2017. The statement of claim alleges that VTB’s termination of a distribution agreement by and between BigBen and VTB breached the terms thereof and was invalid, and that BigBen is entitled to damages amounting to €5.0 million plus accrued interests thereon plus certain additional damages as a result of such invalid termination. VTB filed its statement of defense with the court on September 21, 2017. VTB maintains that its termination of the agreement was valid and that BigBen’s claims against it are without merit. VTB's statement of defense was submitted to the plaintiff and the court has granted the option to submit a further written statement in reply to the statement of defense.
The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2017 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. An unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item  5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's stock is traded on the NASDAQ Global Market under the symbol “HEAR.” The following table sets forth the high and low sale prices per share of our common stock on the NASDAQ for the period indicated:

	Market Price
	High	Low
Fiscal Year 2017
First Quarter	$1.74	$0.87
Second Quarter	0.96	0.65
Third Quarter	0.99	0.56
Fourth Quarter	0.86	0.42

	High	Low
Fiscal Year 2016
First Quarter	$2.07	$0.91
Second Quarter	1.42	0.83
Third Quarter	1.55	0.91
Fourth Quarter	2.00	1.21
The closing price of our common stock on February 28, 2018 was $0.45 per share. The number of holders of record of common stock at February 28, 2018 was 947.

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

The following graph shows a comparison from January 15, 2014, the date following the Merger (as defined in Item 6) through December 31, 2017 of the cumulative total return assuming a $100 investment in our common stock, the S&P 500 Index and the S&P 500 Consumer Durables Index. In accordance with the rules of the Securities and Exchange Commission, the returns are indexed to a value of $100 at December 31, 2013 and assume that all dividends, if any, were reinvested. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

COMPARISON OF 4 YEAR CUMULATIVE TOTAL RETURN*

Among Turtle Beach Corporation, the S&P 500 Index, and S&P 500 Consumer Durables Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/15/14
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
Turtle Beach Corporation
S&P 500
S&P 500 Consumer Durables Index

*$100 invested on 1/15/14 in stock or 12/31/13 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

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

Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

In February 2016, concurrent with the completion of the Offering, SG VTB Holdings, LLC, the Company's largest shareholder, purchased 1,700,000 shares of our common stock for $1.00 per share in a private placement, resulting in total gross proceeds of approximately $1.7 million. The sale of these shares was not registered under the Securities Act of 1933, as amended, in reliance on the exemptions set forth under Section 4(2) thereof and Rule 506 of Regulation D thereunder.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item  12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this annual report for disclosure relating to our equity compensation plans. Such information will be included in our Proxy Statement or an amendment to this Form 10-K, which is incorporated herein by reference.

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

The following table sets forth selected consolidated financial data for each of the five years ended December 31, 2017. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in this Report.

	Year Ended December 31,
	2017	2016 (3)	2015 (2)	2014 (1)	2013
	(in thousands, except per share data)
Net Revenue	$149,135	$173,978	$162,747	$186,176	$178,470
Cost of Revenue	98,132	131,368	122,056	135,509	128,141
Gross Profit	51,003	42,610	40,691	50,667	50,329
Gross Margin	34.2%	24.5%	25.0%	27.2%	28.2%
Operating income (loss)	4,798	(77,701)	(74,399)	(13,825)	1,589
Operating Margin	3.2%	(44.7)%	(45.7)%	(7.4)%	0.9%
Net income (loss)	$(3,248)	$(87,182)	$(82,907)	$(15,486)	$(6,163)

Net earnings (loss) per share:
Basic	$(0.07)	$(1.79)	$(1.96)	$(0.39)	$(0.49)
Diluted	$(0.07)	$(1.79)	$(1.96)	$(0.39)	$(0.49)
Weighted average number of shares:
Basic	49,343	48,592	42,269	39,665	12,700
Diluted	49,343	48,592	42,269	39,665	12,700

Balance Sheet Data
Cash and cash equivalents	5,247	6,183	7,114	7,908	6,509
Total Assets	94,251	94,800	172,460	249,968	127,307
Total Debt	70,265	66,875	64,806	44,555	64,587
Series B Redeemable Preferred Stock	18,921	17,480	16,145	14,916	13,713
Series A Convertible Preferred Stock	—	—	—	—	24,345

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
.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2017.

Turtle Beach Corporation (herein referred to as the “Company,” “we,” “us,” or “our”), headquartered in San Diego, California and incorporated in the state of Nevada in 2010, is a premier audio technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets operating under two reportable segments, Turtle Beach® (“Headset”) and HyperSound®.

•
Turtle Beach is a worldwide leading provider of feature-rich gaming headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers, mobile and tablet devices.

•
HyperSound technology is an innovative patent-protected sound technology that delivers immersive, directional audio with applications in digital signage and kiosks, consumer electronics and hearing healthcare.

Business Trends
Gaming Headset Market
Based on sales tracking data from The NPD Group, Inc (“NPD Group”), the gaming headset market in our largest market, North America, declined just over 4% in in 2017 vs. 2016 driven by a weaker overall console gaming market for the first nine months of the year followed by an increase of nearly 3% in the fourth quarter with almost 6% in both November and December reflecting strong launches of several major games. The company gained share in North America to 42.1% from 41.9% in 2016.
In the United Kingdom, our second largest market, the gaming headset market increased by 1.9% in 2017 driven by a strong Q4 which grew by 3.6%. Behind the strength of our new launches, Turtle Beach outpaced the market in the holiday season and, for the full year grew by 12.5% over the prior year. The company gained share in the UK to 51.7% from 46.9% in 2016.
Major retailers of gaming headsets entered 2017 with a higher than normal level of inventory due to a weaker 2016 holiday in the gaming market than expected. This resulted in lower sales in the first half of the year as the usual level of replenishment orders were not needed until the higher channel inventories were reduced. In addition, many major retailers reduced their run-rate inventory levels as part of their efforts to improve their overall business operations. Several retailers further reduced their run-rate inventories during holiday causing sporadic stock-outs of certain of our products. These retailers restocked aggressively early in 2018.
Seasonality
Our gaming headset business is seasonal with a significant portion of sales and profits typically occurring around the holiday period. Historically, more than 45% of headset business revenues are generated during the period from September through December as new headsets are introduced and consumers engage in holiday shopping.
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
Our business model for HyperSound has evolved into a licensing strategy, focusing on out licenses to companies in the retail space for more precise marketing. In October 2017, we signed a licensing contract with Waves Systems to incorporate HyperSound technology for customer contact points such as retail point of sales, kiosks, digital signage, wayfinding, museum exhibits, meeting halls and more.

Results of Operations
Management Overview
Due to higher-than-normal channel inventory entering the year and sustained overly cautious ordering by several large retailers, some of which were sporadically out-of-stock, net revenues decreased $24.8 million, or 14.3%, to $149.1 million. Despite this challenging environment, Turtle Beach grew its leading revenue share to 42.2% for 2017, based on recent NPD Group North American data, holding the majority stake for leading headsets.
Our Recon series, which is the leading model for both Playstation® and Xbox increased to 45.2% market share. This growth is partially attributable to the Recon Camo, which has gained popularity and momentum from the Call of Duty return to World War II theme, compounded with the steady sales of our Recon 50X and Recon 50P models. While our new additions, the Stealth 600 and Stealth 700, finished as the top model by market share for their respective tiers.
Additionally, Turtle Beach Europe, which relocated its warehouse and storage locations to streamline logistics, improving both delivery time and costs, delivered a successful year with revenues in the Europe and the United Kingdom up to $41.4 million, or an increase of 10.4% over the prior year.
For 2017, our reported net loss decreased to $3.2 million, or diluted net loss per share of $0.07, and cash from operating activities increased to $3.4 million, which we believe reflects the underlying profit potential as the leading console gaming headset brand and provider with the removal of HyperSound marketing and development costs, which declined to $1.0 million from $10.4 million in 2016.
Forward looking, we see opportunities to refine and improve on our high quality headsets to accelerate growth in the global personal computer gaming headset market and will continue to evaluate opportunities to expanding our headset portfolio to that market. Additionally, we intend to continue to develop our eSports presence and lay the groundwork for future growth opportunities internationally and in new categories such as mobile gaming and virtual reality. Our long-term objective is to leverage these additional growth opportunities to drive double-digit revenue growth given our expectation that the console gaming headset market will grow in the low to mid-single digits over the coming years.
Key Performance Indicators and Non-GAAP Measures

Management routinely reviews key performance indicators including revenue, operating income and margins, and earnings per share, among others. In addition, we believe certain other measures provide useful information to management and investors about us and our financial condition and results of operations for the following reasons: (i) it is one of the measures used by our board of directors and management team to evaluate our operating performance; (ii) it is one of the measures used by our management team to make day-to-day operating decisions; (iii) the adjustments made are often viewed as either non-recurring or not reflective of ongoing financial performance or have no cash impact on operations; and (iv) it is used by securities analysts, investors and other interested parties as a common operating performance measure to compare results across companies in our industry by adjusting for potential differences caused by variations in capital structures (affecting relative interest expense), and the age and book value of facilities and equipment (affecting relative depreciation and amortization expense). These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and, given the limitations of these metrics as analytical tools, should not be considered a substitute for gross profit, gross margins, net income (loss) or other consolidated income statement data as determined in accordance with GAAP. We consider the following non-GAAP measure, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•
Adjusted EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation (non-cash) and, certain special items that we believe are not representative of core operations.

•	Cash Margins is defined as gross margin excluding depreciation, amortization and stock-based compensation.

Adjusted EBITDA
Adjusted EBITDA (and a reconciliation to Net loss, the nearest GAAP financial measure) for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
Net loss	$(3,248)	$(87,182)	$(82,907)
Interest expense	7,916	7,447	5,099
Depreciation and amortization	4,422	9,194	7,916
Stock-based compensation	1,430	3,960	5,897
Income tax expense (benefit)	593	(387)	2,393
Impairment charge	—	63,236	49,822
Business transaction costs	—	—	—
Restructuring charges	533	664	399
HyperSound business transition charge	(79)	7,079	—
Adjusted EBITDA	$11,567	$4,011	$(11,381)
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

Net loss for the year ended December 31, 2017 was $3.2 million compared to a net loss of $87.2 million in the prior year period, including $1.9 million and $0.9 million of net loss attributable to the Headset segment, for the year ended December 31, 2017 and the prior year, respectively.

For the year ended December 31, 2017, Adjusted EBITDA on a consolidated basis was $11.6 million, including investments of $1.0 million in the HyperSound business, compared to Adjusted EBITDA on a consolidated basis of $4.0 million, including investments of $10.4 million in the HyperSound business from the year ended December 31, 2016.

Headset Adjusted EBITDA totaled approximately $12.6 million in the year ended December 31, 2017 compared to $14.4 million in the prior year that excluded $2.9 million of allocated costs, primarily due to improved margins driven by product and logistical costs savings, certain initiatives to reduce overhead costs, a reduction in marketing spend and a foreign exchange benefit.

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

Financial Results
The following table sets forth the Company’s statements of operations for the periods presented:

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
Net Revenue	$149,135	$173,978	$162,747
Cost of Revenue	98,132	131,368	122,056
Gross Profit	51,003	42,610	40,691
Gross Margin	34.2%	24.5%	25.0%

Operating expenses	46,205	120,311	115,090
Operating income (loss)	4,798	(77,701)	(74,399)
Interest expense	7,916	7,447	5,099
Other non-operating (income) expense, net	(463)	2,421	1,016
Loss before income tax expense (benefit)	(2,655)	(87,569)	(80,514)
Income tax expense (benefit)	593	(387)	2,393
Net loss	$(3,248)	$(87,182)	$(82,907)
Net Revenue and Gross Profit
Headset Segment

The following table summarizes net revenue and gross profit for the periods presented:

	December 31,
	2017	2016	2015
	(in thousands)
Net Revenue	$148,828	$173,323	$161,835
Gross Profit	51,217	55,221	42,832
Gross Margin	34.4%	31.9%	26.5%
Cash Margin (1)	34.8%	32.5%	27.5%
(1) Excludes non-cash charges of $0.6 million, $1.1 million and $1.7 million, respectively.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

Net revenues for year ended December 31, 2017 decreased $24.8 million, or 14.3%, as a result of the negative impact of 2016 holiday channel overhang that depressed sales in the first half of the year and business model initiatives to reduce on-hand inventory levels that caused under-ordering by several North American retailers, some of which were sporadically out-of-stock, during the 2017 holiday.
For the year ended December 31, 2017, gross profit as a percentage of net revenue increased to 34.4% from 31.9% in the prior year. In 2017, with no further old-gen inventory overhang, margins were positively impacted by product and logistical costs savings, lower obsolescence reserves and a shift to non-royalty models, partially offset by negative fixed costs leveraging on lower sales volumes.
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
Operating Expenses

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
Selling and marketing	$24,385	$28,572	$31,829
Research and development	5,587	8,259	11,556
General and administrative	15,700	19,580	21,484
Business transaction costs	—	—	—
Goodwill and other intangible asset impairment	—	63,236	49,822
Restructuring charges	533	664	399
Total operating expenses	$46,205	$120,311	$115,090

By Segment:
Headset	$45,093	$46,588	$51,530
HyperSound	$1,112	$73,723	$63,560
Selling and Marketing
Selling and marketing expense for the year ended December 31, 2017 totaled $24.4 million, or 16.4% as a percentage of net revenues, compared to $28.6 million, or 16.4% as a percentage of net revenues, for the prior year. This decrease was attributable to the reduction of HyperSound business related sales force and marketing campaigns, and lower Headset marketing spend as compared to the prior year that included additional support for certain new product introductions.
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
Research and Development
Our Headset business continued to invest in patent protections and new product innovations, such as the industry-first direct to Xbox connectivity in the recent Stealth 700, however, as a result of our product development realignment in connection with the HyperSound business transition ($3.0 million), research and development expenses decreased for the year ended December 31, 2017 versus the comparable prior year period.

For the year ended December 31, 2016, despite the continued development initiatives such as the Stealth 350VR headset, Stream Mic and HyperSound Glass, research and development expenses decreased versus the prior year on cost reductions following the launch of the HyperSound Clear 500P product ($3.0 million).

General and Administrative
General and administrative expenses for the year ended December 31, 2017 decreased $3.9 million to $15.7 million compared to $19.6 million for the year ended December 31, 2016. The year over year decrease was primarily due to a reduction in HyperSound related expenses ($2.6 million), headcount reductions in the Headset business ($0.8 million) and lower non-cash stock compensation charges.

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

Goodwill and Other Intangibles Impairment
As a result of interim and annual impairment tests, for the years ended December 31, 2016 and 2015, respectively, we recorded a $63.2 million and $49.8 million goodwill impairment charge, respectively, in connection with the decline in implied fair value of the HyperSound reporting unit. There were no such charges in 2017.

Restructuring Charges
In connection with continued efforts to improve our operating efficiency, we completed certain operating expense cost reduction activities, such as the closure of certain production operations at one of our contract manufacturing operations in China in 2015, consolidated certain operational functions in 2016 and most recently, restructured our HyperSound business.

Interest Expense
Interest expense increased $0.5 million for the year ended December 31, 2017 due to additional compound interest related to the Subordinated Notes and Series B Redeemable Preferred Stock, and non-cash amortization of related debt issuance costs.
Interest expense increased $2.3 million for the year ended December 31, 2016 primarily due to $1.6 million of additional interest related to the Term Loan Due 2019 and the Subordinated Notes, and non-cash amortization of related debt issuance costs.
Income Taxes
Income tax benefit for the year ended December 31, 2017 was $0.6 million at an effective tax rate of (22.3)% compared to income tax expense of $0.4 million for the year ended December 31, 2016 at an effective tax rate of 0.4%. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

The “Tax Cuts and Jobs Act,” enacted in December 2017, reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Consequently, we have re-measured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% and recorded a decrease in its net deferred tax assets of $10.5 million with a corresponding decrease to its valuation allowance to account for this rate reduction. The Act also requires a deemed repatriation of foreign earnings and profits, determined as of either November 2, 2017 or December 31, 2017, whichever amount is greater. As such, the Company reported a deemed repatriation of foreign earnings totaling $0.5 million as of December 31, 2017 related to its European subsidiary.

Income tax benefit for the year ended December 31, 2016 was $0.4 million at an effective tax rate of 0.4% compared to income tax expense of $2.4 million for the year ended December 31, 2015 at an effective tax rate of (3.0)%. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

Other Non-Operating (Income) Expenses

Other non-operating income totaled $0.5 million as a result of the U.S. dollar weakening compared to other non-operating expense for the year ended December 31, 2016 to $2.4 million due to negative effect of the Brexit vote on exchange rates as it relates to our United Kingdom operations.

Liquidity and Capital Resources
Our primary sources of working capital are cash flow from operations and availability of capital under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows, and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	2017	2016	2015
	(in thousands)
Cash and cash equivalents at beginning of period	$6,183	$7,114	$7,908
Net cash provided by (used for) operating activities	3,418	(1,830)	(15,133)
Net cash used for investing activities	(4,411)	(3,229)	(6,693)
Net cash provided by (used for) financing activities	(162)	4,213	21,134
Effect of foreign exchange on cash	219	(85)	(102)
Cash and cash equivalents at end of period	$5,247	$6,183	$7,114
Operating activities
Cash provided by operating activities for the year ended December 31, 2017 was $3.4 million, an increase of $5.2 million as compared to cash used for operating activities of $1.8 million for the year ended December 31, 2016. The year-over-year increase is primarily the result of lower HyperSound investment, Company-wide reduction in force and deferred marketing spend, partially offset by lower gross receipts and inventory turnover due to reduced sales volumes.

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

Investing activities
Cash used for investing activities was $4.4 million during the year ended December 31, 2017 compared to $3.2 million in 2016, as the Company refreshed its advertising displays in certain major retailers.
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
Financing activities
Net cash provided by financing activities was $0.2 million during the year ended December 31, 2017 compared to $4.2 million and $21.1 million during the years ended December 31, 2016 and 2015, respectively. Financing activities in 2017 included net borrowings on our revolving credit facilities of $2.6 million, term loan repayments of $2.6 million of term loan repayments and $0.1 million in debt issuance costs related to recent debt amendments.
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

Foreign cash balances at December 31, 2017 and December 31, 2016 were $0.1 million and $0.2 million, respectively.

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
The Company and its subsidiaries are required to comply with various customary covenants including, (i) maintaining minimum EBITDA in each trailing twelve month period, (ii) maintaining a Consolidated Leverage Ratio to be measured on the last day of each month, (iii) maintaining certain cash flow levels, in the aggregate and with respect to its HyperSound segment, during each rolling four week period beginning with the period ended October 31, 2016 through December 31, 2018, (iv) limitation on capital expenditures in excess of $5 million in each of the years ending December 31, 2018 and 2019 and (v) in the event the Company’s availability is less than certain specified amounts, obtaining additional funding from the issuance of a subordinated promissory note provided by SG VTB (the “Promissory Note”).
The maximum credit availability for loans and letters of credit under the Credit Facility is governed by a borrowing base determined by the application of specified percentages to certain eligible assets, primarily eligible trade accounts receivable and inventories, and is subject to discretionary reserves and revaluation adjustments.
Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of December 31, 2017, interest rates for outstanding borrowings were 5.75% for base rate loans and 3.74% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.
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
As of December 31, 2017, the Company was in compliance with all the amended financial covenants, and excess borrowing availability was approximately $9.7 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.
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

As of December 31, 2017, the outstanding principal balance was $1.9 million.

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

The Company and its subsidiaries are required to comply with various customary covenants including, (i) maintaining minimum EBITDA (as defined in the Term Loan Due 2019) in each trailing twelve month period, (ii) maintaining a Consolidated Leverage Ratio (as defined in the Term Loan Due 2019) to be measured on the last day of each month, (iii) maintaining certain cash flow levels, in the aggregate and with respect to its HyperSound segment, during each rolling four week period beginning with the period ended October 31, 2016 through December 31, 2018, (iv) limitation on capital expenditures in excess of $5 million in each of the years ending December 31, 2018 and 2019, (v) in the event the Company’s availability is less than certain specified amounts, obtaining additional funding from the issuance of a subordinated promissory note provided by SG VTB (the “Promissory Note”), and (vi) restrictions on the Company’s and its subsidiaries ability to prepay its subordinated notes, pay dividends, incur debt, create or suffer liens and engage in certain fundamental transactions. The agreement permits certain equity holders of the Company to contribute funds to the Company to cure certain financial covenant defaults.

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

As of December 31, 2017, the Company was in compliance with the amended financial covenants, and the outstanding principal balance was $9.8 million.
Subordination Agreement
On November 16, 2015, as a condition precedent to our lenders permitting certain subordinated notes, we entered into a subordination agreement with and between certain parties that our obligations under any such notes would be subordinated in right of payment in full of all the Company's obligations under the Credit Facility and Term Loan Due 2019.

Subordinated Notes - Related Party
Concurrently with the completion of the Term Loan Due 2019, the Company amended and restated each of its outstanding subordinated notes (the “Amended Notes”). The $18.5 million obligation of the Company under the Amended Notes is subordinate and junior to the prior payment of amounts due under the Credit Facility and Term Loan Due 2019. In addition, the stated maturity date of the Amended Notes was extended to September 29, 2019, subject to acceleration in certain circumstances, such as a change of control in the Company. The Amended Notes bear interest at a rate per annum equal to LIBOR plus 10.5% and shall be paid-in-kind by adding the amount to the principal amount due. Further, as consideration for the concessions in the Amended Notes, the Company issued warrants to purchase 1.7 million shares of the Company’s common stock at an exercise price of $2.54 per share.

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

March 2018 Amendment
On March 5, 2018, we amended and restated its existing Credit Facility, Term Loan Due 2019 and subordinated notes. The amended agreements, among other things, (i) reduce the applicable margin on borrowings, (ii) modify existing financial covenants under the credit facility and term loan with financial maintenance covenants including a customary consolidated leverage ratio, fixed charge coverage ratio and certain limitations on capital expenditures and disbursements and (iii) provide for the ability to borrow additional terms loans in the future to be used for general working capital purposes (including, the ability to use the delayed draw term loans to pay down the principal amount of the subordinated notes, subject to the satisfaction of certain conditions described therein.

The Credit Facility, which extended a line of credit of up to $60 million to March 5, 2023, reduced the applicable margin to 0.50% to 1.25% for base rate loans and 1.50% to 2.25% for LIBOR loans. The Term Loan Due 2019 provides for an aggregate term loan facility of $12.5 million and extends the maturity date to March 2023, including a delayed draw commitment, and bears interest at a rate per annum equal to the 90-day LIBOR rate plus 6.75%. The subordinated notes will bear in-kind interest at a rate of (i) LIBOR plus 9.1% per annum for the first twenty-four months (or six months (or such date dated provided that the amount of such note is reduced by a specified amount by the six month anniversary of the restatement effective date) with respect to the November Note) and (ii) LIBOR plus 10.5% per annum (or 15.0% with respect to the November Note if the prepayment described above does not occur) thereafter until September 2024.

Series B Redeemable Preferred Stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. We are required to redeem the Series B Redeemable Preferred Stock on the earlier to occur of September 28, 2030 or the occurrence of a liquidation event (as defined in VTBH's Certificate of Incorporation) at its original issue price of

$12.425371 per share plus any accrued but unpaid dividends. The redemption value was $18.9 million and $17.5 million as of December 31, 2017 and December 31, 2016, respectively.
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
Off-Balance Sheet Arrangements
Off balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity for which we have an obligation to the entity that is not recorded in the consolidated financial statements. As of December 31, 2017, there are no significant off-balance sheet arrangements.
Contractual Obligations
Our principal commitments primarily consist of obligations for minimum payment commitments to leases for office space, redeemable preferred stock, term loans and the revolving credit facility. As of December 31, 2017, the future non-cancelable minimum payments under these commitments were as follows:

(in thousands)	Payments Due by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Contractual Obligations: (1)
Operating lease obligations (2)	$2,663	$984	$1,294	$385	—
Series B Redeemable Preferred Stock (3)	52,256	—	—	—	52,256
Long term debt (4)	72,098	42,639	29,459	—	—
Interest payments on long-term debt (5)	12,010	1,038	10,972	—	—
Total	$139,027	$44,661	$41,725	$385	$52,256

(1) Contractual obligations exclude tax liabilities of $1.5 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
(2) Operating lease agreements represent obligations to make payments under non-cancelable lease agreements for its facilities.
(3) In September 2010, VTBH issued shares of its Series B Redeemable Preferred Stock. If the Series B Redeemable Preferred Stock is still outstanding as of October 2030 or if the Company experiences a liquidation event as defined in VTBH's Certification of Incorporation, the Company will be required to redeem the shares for an aggregate of $52.3 million, which is comprised of the aggregate purchase price of $12.4 million plus cumulative preferred dividends of 8.0% per annum, or $39.5 million in the aggregate. See Note 13, “Commitments and Contingencies”, for further information.
(4) On March 31, 2014, the Company entered into the Credit Facility that expires March 31, 2019. However, due to certain terms of the facility, the indebtedness is required to be classified as a current liability. Long term debt includes scheduled principal payments only. See Note 7, “Credit Facilities and Long-Term Debt” for further information.
(5) These amounts reflect estimated interest payments under our outstanding long-term debt agreements based on the applicable rates in effect as of December 31, 2017, except for interest payments under our Credit Facility because the amount that will be borrowed in future years is uncertain.

Item 7A - Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily a result of fluctuations in interest rates, foreign currency exchange rates and inflation.

To date, the Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of December 31, 2017, we do not have any derivative financial instruments.
Interest Rate Risk
The Company's total variable rate debt is comprised of $38.5 million outstanding under the Credit Facility, $11.7 million presented as term loans and $18.5 million of Subordinated Notes. A hypothetical 10% increase in borrowing rates at December 31, 2017 would have resulted in a $0.4 million annual increase in interest expense on the existing principal balance.
Foreign Currency Exchange Risk
The Company has exchange rate exposure, primarily, with respect to the British Pound. As of December 31, 2017, 2016 and 2015, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Turtle Beach Corporation
San Diego, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Turtle Beach Corporation (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. In situations in which management is required to report on the company’s internal control over financial reporting but such report is not required to be audited, and we have not been engaged to perform an audit of management’s assessment of the effectiveness of internal control over financial reporting, include the following three sentences. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2014.

New York, New York
March 6, 2018

Turtle Beach Corporation
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$5,247	$6,183
Accounts receivable, less allowances of $13,155 and $12,783 in 2017 and 2016, respectively	50,534	54,633
Inventories	27,518	21,698
Prepaid expenses and other current assets	3,467	4,121
Total Current Assets	86,766	86,635
Property and equipment, net	4,677	4,311
Intangible assets, net	1,404	1,618
Deferred income taxes	362	543
Other assets	1,042	1,693
Total Assets	$94,251	$94,800
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Revolving credit facilities	$38,467	$35,905
Term loans	4,173	2,647
Accounts payable	13,459	11,927
Other current liabilities	11,451	16,414
Total Current Liabilities	67,550	66,893
Term loans, long-term portion	6,789	10,442
Series B redeemable preferred stock	18,921	17,480
Subordinated notes - related party	20,836	17,881
Other liabilities	2,312	2,800
Total Liabilities	116,408	115,496
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock, $0.001 par value - 100,000,000 shares authorized; 49,386,006 and 49,251,336 shares issued and outstanding as of December 31, 2017 and 2016, respectively	49	49
Additional paid-in capital	148,045	146,615
Accumulated deficit	(170,048)	(166,800)
Accumulated other comprehensive loss	(203)	(560)
Total Stockholders' Equity (Deficit)	(22,157)	(20,696)
Total Liabilities and Stockholders' Equity (Deficit)	$94,251	$94,800

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation
Consolidated Statements of Operations

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands, except share and per share data)
Net Revenue	$149,135	$173,978	$162,747
Cost of Revenue	98,132	131,368	122,056
Gross Profit	51,003	42,610	40,691
Operating expenses:
Selling and marketing	24,385	28,572	31,829
Research and development	5,587	8,259	11,556
General and administrative	15,700	19,580	21,484
Goodwill and other intangible asset impairment	—	63,236	49,822
Restructuring charges	533	664	399
Total operating expenses	46,205	120,311	115,090
Operating income (loss)	4,798	(77,701)	(74,399)
Interest expense	7,916	7,447	5,099
Other non-operating (income) expense, net	(463)	2,421	1,016
Loss before income tax expense (benefit)	(2,655)	(87,569)	(80,514)
Income tax expense (benefit)	593	(387)	2,393
Net loss	$(3,248)	$(87,182)	$(82,907)

Net loss per share :
Basic	$(0.07)	$(1.79)	$(1.96)
Diluted	$(0.07)	$(1.79)	$(1.96)
Weighted average number of shares:
Basic	49,343	48,592	42,269
Diluted	49,343	48,592	42,269

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Net loss	$(3,248)	$(87,182)	$(82,907)

Other comprehensive income (loss):
Foreign currency translation adjustment	357	(94)	(237)
Other comprehensive income (loss)	357	(94)	(237)
Comprehensive loss	$(2,891)	$(87,276)	$(83,144)

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net loss	$(3,248)	$(87,182)	$(82,907)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,074	5,066	5,901
Amortization of intangible assets	348	4,128	2,015
Amortization of deferred financing costs	1,593	1,342	360
Stock-based compensation	1,430	3,960	5,897
Accrued interest on Series B redeemable preferred stock	1,441	1,335	1,230
Paid in kind interest	2,508	2,156	947
Deferred income taxes	181	(547)	5,414
Provision for (Reversal of) sales returns reserve	942	(1,677)	2,113
Provision for doubtful accounts	48	144	2
Provision for obsolete inventory	1,676	11,414	1,107
Loss on disposal of property and equipment	9	15	76
Loss on impairment of HyperSound assets	—	63,236	49,822
Changes in operating assets and liabilities:
Accounts receivable	3,109	4,092	1,752
Inventories	(7,496)	(6,966)	11,147
Accounts payable	1,494	(5,057)	(17,287)
Prepaid expenses and other assets	755	245	(712)
Income taxes payable	89	395	(1,700)
Other liabilities	(5,535)	2,071	(310)
Net cash provided by (used for) operating activities	3,418	(1,830)	(15,133)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,411)	(3,229)	(6,693)
Net cash used for investing activities	(4,411)	(3,229)	(6,693)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	172,694	208,920	217,644
Repayment of revolving credit facilities	(170,132)	(205,468)	(222,054)
Repayment of capital leases	(4)	(41)	(40)
Borrowings on term loan	—	—	15,110
Repayment of term loan	(2,647)	(4,011)	(4,423)
Proceeds from sale of common stock, net of issuance costs	—	5,968	—
Proceeds from exercise of stock options	—	—	731
Debt financing costs	(73)	(1,155)	(2,134)
Proceeds from issuance of subordinated notes	—	—	16,300
Net cash provided by (used for) financing activities	(162)	4,213	21,134
Effect of exchange rate changes on cash and cash equivalents	219	(85)	(102)
Net decrease in cash and cash equivalents	(936)	(931)	(794)
Cash and cash equivalents - beginning of period	6,183	7,114	7,908
Cash and cash equivalents - end of period	$5,247	$6,183	$7,114

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$1,975	$2,053	$1,731
Cash paid for income taxes	$—	$—	$16
Accrual for purchases of property and equipment	$183	$145	$841
Issuance of warrants	$—	$—	$1,983

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation
Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance at December 31, 2014	42,028	$42	$128,084	$3,289	$(229)	$131,186
Net loss	—	—	—	(82,907)	—	(82,907)
Other comprehensive loss	—	—	—	—	(237)	(237)
Stock options exercised	502	1	729	—	—	730
Issuance of warrants	—	—	1,983	—	—	1,983
Stock-based compensation	—	—	5,897	—	—	5,897
Balance at December 31, 2015	42,530	43	136,693	(79,618)	(466)	56,652
Net loss	—	—	—	(87,182)	—	(87,182)
Other comprehensive loss	—	—	—	—	(94)	(94)
Sale of common stock, net of issuance costs	6,700	6	5,962	—	—	5,968
Stock-based compensation	22	—	3,960	—	—	3,960
Balance at December 31, 2016	49,252	49	146,615	(166,800)	(560)	(20,696)
Net loss	—	—	—	(3,248)	—	(3,248)
Other comprehensive income	—	—	—	—	357	357
Stock-based compensation	134	—	1,430		—	1,430
Balance at December 31, 2017	49,386	$49	$148,045	$(170,048)	$(203)	$(22,157)

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies
Organization
Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in San Diego, California and incorporated in the state of Nevada in 2010, is a premier audio technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach® and HyperSound® brands. Turtle Beach is a worldwide leading provider of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers, tablets and mobile devices. HyperSound technology is an innovative patent-protected sound technology that delivers immersive, directional audio with applications in digital signage and consumer electronics.
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

Marketing Costs
Costs associated with the production of advertising, such as print and other costs, as well as costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first appears in public. Advertising costs were approximately $4.2 million, $6.2 million and $5.3 million for the years ended December 31, 2017, 2016 and 2015.

The Company also incurs co-operative advertising costs that represent reimbursements to customers for shared marketing expenses for sale of its products. These reimbursements are recorded as reductions of net revenue based on a percentage of sales for all period presented. Co-operative advertising reimbursements were approximately $3.1 million, $4.0 million and $3.6 million for the years ended December 31, 2017, 2016 and 2015.

Deferred Financing Costs
Deferred financing costs represent costs incurred in conjunction with our debt financing activities and are capitalized and amortized over the life of the related financing arrangements.  If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired and are recorded in the statement of operations under the caption “Other non-operating (income) expense, net.”

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
In connection with its merger in 2014, the Company performed a valuation of the acquired goodwill and intangible assets and recorded $81.0 million of goodwill and $36.4 million of intangible assets based on the fair values of the assets acquired and liabilities assumed. During 2016 and 2015, as a result of the Company's impairment assessments, the Company recorded a $63.2 million goodwill and other intangibles impairment charge and a $49.8 million goodwill impairment charge, respectively, which resulted in no remaining carrying value as of December 31, 2016. The goodwill and other intangibles impairment was attributed to sustained slower than anticipated sales volumes in the HyperSound business and certain plans to reduce operating costs to align with current revenues that negatively impacted revenue growth and margin assumptions based on estimates of future operations.

Income Taxes
The Company accounts for income taxes in accordance with the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases, based on enacted tax laws and statutory tax rates applicable to the periods in which the Company expects the temporary differences to reverse. The Company had elected to record a “deferred charge” for basis differences relating to intra-entity profits as recognition as a deferred tax asset is prohibited.

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

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at December 31, 2017 and 2016.

Foreign Currency Translation
Balance Sheet accounts of the Company’s Europe subsidiary operations are translated at the exchange rate in effect at the end of each period. Statement of Operations accounts are translated using the weighted average of the prevailing exchange rates during each period. Gains or losses resulting from foreign currency transactions are included in the Company’s Consolidated Statements of Operations under the caption “Other non-operating (income) expense, net” whereas, translation adjustments are reflected in the Consolidated Statements of Comprehensive Income (Loss) under the caption “Foreign currency translation adjustment.”

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

Accounts receivable are unsecured and represent amounts due based on contractual obligations of customers. Our three largest individual customers accounted for approximately 43% of our gross sales in the aggregate for the year ended December 31, 2017, or individually 16%, 14% and 13%, compared to 16%, 17% and 17% in 2016 and 14%, 15% and 18% in 2015. In

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

addition, two customers accounted for 25% and 29% of accounts receivable as of December 31, 2017 and 30% and 27% for December 31, 2016.

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

Foreign cash balances at December 31, 2017 and 2016 were $0.1 million and $0.2 million, respectively.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date of the standard by one year to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The new standard will require certain price concessions and right of return arrangements to be recorded as part of the transaction price determination. The Company has identified, and is in the process of implementing, appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new standard. The Company will adopt the new standard on January 1, 2018 under the the modified retrospective method of adoption, reflecting the cumulative effect of initially applying the new standard to revenue recognition in the first quarter of 2018. Based on the information we have evaluated to date, we do not believe the standard will materially impact our recognition of revenue from our headset business. That said the Company estimates the adjustment will result in a reduction to the opening balance of retained earnings of approximately $0.5 million.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and debt instruments. As of December 31, 2017 and 2016, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted, and there were no outstanding financial assets and liabilities recorded at fair value on a recurring basis.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$5,247	$5,247	$6,183	$6,183
Credit Facility	$38,467	$38,467	$35,905	$35,905
Term Loans	$11,721	$11,329	$14,367	$14,281
Subordinated Debt	$21,911	$22,442	$19,403	$18,569

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

Note 4. Allowance for Sales Returns
The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
Balance, beginning of period	$4,591	$6,268	$4,155
Reserve accrual	10,457	12,819	17,108
Recoveries and deductions, net	(9,515)	(14,496)	(14,995)
Balance, end of period	$5,533	$4,591	$6,268

Note 5. Composition of Certain Financial Statement Items
Inventories
Inventories consist of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Raw materials	$837	$1,680
Finished goods	26,681	20,018
Total inventories	$27,518	$21,698

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Property and Equipment, net
Property and equipment, net consists of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Machinery and equipment	$1,396	$1,321
Software and software development	383	383
Furniture and fixtures	525	288
Tooling	1,968	1,581
Leasehold improvements	1,318	1,247
Demonstration units and convention booths	11,719	8,172
Total property and equipment, gross	17,309	12,992
Less: accumulated depreciation and amortization	(12,632)	(8,681)
Total property and equipment, net	$4,677	$4,311
Depreciation and amortization expense on property and equipment, for the years ended December 31, 2017, 2016 and 2015 was $4.1 million, $5.1 million and $5.9 million, respectively.
Other Current Liabilities
Other current liabilities consist of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Accrued vendor expenses	$652	$4,735
Accrued royalty	2,848	3,370
Accrued employee expenses	2,510	2,791
Accrued expenses	5,441	5,518
Total other current liabilities	$11,451	$16,414

Note 6. Goodwill and Other Intangible Assets
Changes in the carrying values of goodwill are as follows:

(in thousands)
Balance as of January 1, 2016	$31,152

Impairment Charge (HyperSound)	31,152
Balance as of December 31, 2016	$—

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Acquired Intangible Assets
Acquired identifiable intangible assets, and related accumulated amortization, as of December 31, 2017 and December 31, 2016 consist of:

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Asset Impairment	Net Book Value
	(in thousands)
Customer relationships	$5,796	$4,173	—	1,623
Foreign Currency	(899)	(680)	—	(219)
Total Intangible Assets	$4,897	$3,493	$—	$1,404

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Asset Impairment	Net Book Value
	(in thousands)
Customer relationships	$5,796	$3,737	—	2,059
Non-compete agreements	177	177	—	—
In-process Research and Development	27,100	4,074	23,026	—
Developed technology	8,880	802	8,078	—
Trade names	170	92	78	—
Patent and trademarks	967	65	902	—
Foreign Currency	(1,294)	(853)	—	(441)
Total Intangible Assets	$41,796	$8,094	$32,084	$1,618
In October 2012, VTB acquired Lygo International Limited, subsequently renamed TB Europe. The acquired intangible assets relating to customer relationships and non-compete agreements are being amortized over an estimated useful life of thirteen years with the amortization being included within sales and marketing expense.

In January 2014, the merger between VTBH and Turtle Beach (f/k/a Parametric Sound Corporation) was completed. The acquired intangible assets relating to developed technology, customer relationships and trade name were subject to amortization. During 2016, the Company completed an impairment analysis under an income approach that reflected recent events in connection with the strategic options exploration, including the transition to a licensing business model. Based on additional information such as sustained slower than anticipated sales volumes in the HyperSound business and certain plans to reduce operating costs to align with current revenues, the Company materially revised certain revenue growth and margin assumptions based on estimates of future operations. As a result, in conjunction with the completion of the second step of the Company's goodwill impairment analysis, we recorded a $32.1 million impairment charge related to the developed technology, in-process research and development and trade names, which is included as a component of goodwill and intangible asset impairment.

Amortization expense related to definite lived intangible assets of $0.3 million, $4.1 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

As of December 31, 2017, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2018	$366
2019	307
2020	258
2021	217
2022	182
Thereafter	293
Total	$1,623
Note 7. Credit Facilities and Long-Term Debt

	December 31, 2017	December 31, 2016
	(in thousands)
Revolving credit facility, maturing March 2019	$38,467	$35,905

Term Loan Due 2018	1,923	3,632
Term Loan Due 2019	9,798	10,735
Less unamortized deferred financing fees	759	1,278
Total Term Loans	10,962	13,089

Subordinated notes - related party	21,911	19,403
Less unamortized debt discount	1,075	1,522
Total Subordinated notes	20,836	17,881
Total outstanding debt	70,265	66,875
Less: current portion of revolving line of credit	(38,467)	(35,905)
Less: current portion of term loans	(4,173)	(2,647)
Total noncurrent portion of long-term debt	$27,625	$28,323
Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $5.8 million, $5.5 million and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Amortization of deferred financing costs was $1.6 million, $1.3 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. In connection with the Term Loan Due 2019 and Amended Notes, the Company incurred $5.3 million of financing costs, including $2.0 million related to the fair value of the warrants issued recorded as debt discount, which has been deferred and will be recognized over the term of the respective agreements.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Maturities as of December 31, 2017 for each of the next five years are as follows:

(in thousands)
2018	$4,173
2019	29,459
Thereafter	—
Total	$33,632
Revolving Credit Facility
On March 31, 2014, Turtle Beach and certain of its subsidiaries entered into a new asset-based revolving credit agreement, most recently amended October 31, 2016 (“Credit Facility,”) with Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner, which replaced the then existing loan and security agreement. The Credit Facility, which expires on March 31, 2019, provides for a line of credit of up to $60 million inclusive of a sub-facility limit of $10 million for TB Europe, a wholly owned subsidiary of Turtle Beach. The Credit Facility may be used for working capital, the issuance of bank guarantees, letters of credit and other corporate purposes.
The Company and its subsidiaries are required to comply with various customary covenants under the terms of the Credit Facility including, (i) maintaining minimum EBITDA in each trailing twelve month period, (ii) maintaining a Consolidated Leverage Ratio to be measured on the last day of each month, (iii) maintaining certain cash flow levels, in the aggregate and with respect to its HyperSound segment, during each rolling four week period beginning with the period ended October 31, 2016 through December 31, 2018, (iv) limitation on capital expenditures in excess of $5 million in each of the years ending December 31, 2018 and 2019 and (v) in the event the Company’s availability is less than certain specified amounts, obtaining additional funding from the issuance of a subordinated promissory note provided by SG VTB (the “Promissory Note”).
The maximum credit availability for loans and letters of credit under the Credit Facility is governed by a borrowing base determined by the application of specified percentages to certain eligible assets, primarily eligible trade accounts receivable and inventories, and is subject to discretionary reserves and revaluation adjustments.
Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 1.00% to 1.50% for U.S. base rate loans and between 2.00% to 2.50% for U.S. LIBOR loans and U.K. loans. As of December 31, 2017, interest rates for outstanding borrowings were 5.75% for base rate loans and 3.74% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.
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
As of December 31, 2017, the Company was in compliance with all the amended financial covenants, and excess borrowing availability was approximately $9.7 million, net of the outstanding Term Loan Due 2018 (as defined below) that is considered to be an additional outstanding amount under the Credit Facility.

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

The Company and its subsidiaries are required to comply with various customary covenants including, (i) maintaining minimum EBITDA (as defined in the Term Loan Due 2019) in each trailing twelve month period, (ii) maintaining a Consolidated Leverage Ratio (as defined in the Term Loan Due 2019) to be measured on the last day of each month, (iii) maintaining certain cash flow levels, in the aggregate and with respect to its HyperSound segment, during each rolling four week period beginning with the period ended October 31, 2016 through December 31, 2018, (iv) limitation on capital expenditures in excess of $5 million in each of the years ending December 31, 2018 and 2019, (v) in the event the Company’s availability is less than certain specified amounts, obtaining additional funding from the issuance of a subordinated promissory note provided by SG VTB (the “Promissory Note”), and (vi) restrictions on the Company’s and its subsidiaries ability to prepay its subordinated notes, pay dividends, incur debt, create or suffer liens and engage in certain fundamental transactions. The agreement permits certain equity holders of the Company to contribute funds to the Company to cure certain financial covenant defaults.

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

On November 2, 2015, the Company entered into an amendment to the Term Loan Due 2019 to, among other things, provide that upon receipt all the proceeds from the future issuance of subordinated notes will immediately be used to prepay outstanding principal in an amount equal to $2.5 million.

As of December 31, 2017, the Company was in compliance with all the amended financial covenants, and the outstanding principal balance was $9.8 million.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

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

Concurrently with the completion of the Term Loan Due 2019, the Company amended and restated each of its outstanding subordinated notes (the “Amended Notes”). The obligations of the Company under the Amended Notes is subordinate and junior to the prior payment of amounts due under the Credit Facility and Term Loan Due 2019. In addition, the stated maturity date of the Amended Notes was extended to September 29, 2019, subject to acceleration in certain circumstances, such as a change of control in the Company. The Amended Notes bear interest at a rate per annum equal to LIBOR plus 10.5% and shall be paid-in-kind by adding the amount to the principal amount due. Further, as consideration for the concessions in the Amended Notes, the Company issued warrants to purchase 1.7 million shares of the Company’s common stock at an exercise price of $2.54 per share.

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

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

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

March 2018 Amendment
On March 5, 2018, the Company amended and restated its existing Credit Facility, Term Loan Due 2019 and subordinated notes. The amended agreements, among other things, (i) reduce the applicable margin on borrowings, (ii) modify existing financial covenants under the credit facility and term loan with financial maintenance covenants including a customary consolidated leverage ratio, fixed charge coverage ratio and certain limitations on capital expenditures and disbursements and (iii) provide for the ability to borrow additional terms loans in the future to be used for general working capital purposes (including, the ability to use the delayed draw term loans to pay down the principal amount of the subordinated notes, subject to the satisfaction of certain conditions described therein.

The Credit Facility, which extended a line of credit of up to $60 million to March 5, 2023, reduced the applicable margin to 0.50% to 1.25% for base rate loans and 1.50% to 2.25% for LIBOR loans. The Term Loan Due 2019 provides for an aggregate term loan facility of $12.5 million and extends the maturity date to March 2023, including a delayed draw commitment, and bears interest at a rate per annum equal to the 90-day LIBOR rate plus 6.75%. The subordinated notes will bear in-kind interest at a rate of (i) LIBOR plus 9.1% per annum for the first twenty-four months (or six months (or such date dated provided that the amount of such note is reduced by a specified amount by the six month anniversary of the restatement effective date) with respect to the November Note) and (ii) LIBOR plus 10.5% per annum (or 15.0% with respect to the November Note if the prepayment described above does not occur) thereafter until September 2024.

Note 8. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
Federal:
Current	$227	$11	$(3,218)
Deferred	—	—	5,153
Total Federal	227	11	1,935
State and Local:
Current	185	149	197
Deferred	—	—	663
Total State and Local	185	149	860
Foreign
Current	—	—	—
Deferred	181	(547)	(402)
Total Foreign	181	(547)	(402)
Total	$593	$(387)	$2,393

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

The reconciliation between the provision (benefit) for income taxes and the expected provision (benefit) for income taxes at the U.S. federal statutory rate of 35% is as follows:

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
U.S. Operations	$(3,722)	$(88,084)	$(78,643)
Foreign Operations	1,067	515	(1,871)
Income (loss) before income taxes	(2,655)	(87,569)	(80,514)
Federal statutory rate	35%	35%	35%
Provision for income taxes at federal statutory rate	(929)	(30,649)	(28,180)
State taxes, net of federal benefit	157	113	805
Foreign tax rate differential	(92)	(522)	253
Change in valuation allowance	(10,043)	18,969	8,528
Impairment charge	—	10,903	17,438
Change in Tax Rate	10,526	—	—
Stock compensation	424	230	3,384
Interest on Series B Preferred Stock	504	467	430
Subpart F Income	502	—	—
Excess Tax Benefit Recognized	(782)	—	—
Prior year adjustment	241	14	518
Change in unrecognized tax benefits	(27)	(26)	(1,024)
Other	112	114	241
Provision (benefit) for income taxes	$593	$(387)	$2,393

The income tax provision (benefit) reflects the current and deferred tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns. The “Tax Cuts and Jobs Act,” enacted in December 2017, reduces the US federal corporate tax rate from 35% to 21% effective January 1, 2018. Consequently, we have re-measured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company recorded a decrease in its net deferred tax assets of $10.5 million with a corresponding decrease to its valuation allowance to account for this rate reduction. The Act also requires a deemed repatriation of foreign earnings and profits, determined as of either November 2, 2017 or December 31, 2017, whichever amount is greater. As such, the Company reported a deemed repatriation of foreign earnings totaling $0.5 million as of December 31, 2017 related to its European subsidiary. The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside the United States and the current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

The tax effects of significant items comprising the Company’s deferred tax assets/(liabilities) are as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Allowance for doubtful accounts	$16	$52
Inventories	1,028	3,407
Employee benefits	2,347	3,754
Net operating loss	14,766	19,246
Unrecognized tax benefits	676	649
Depreciation and amortization	(54)	357
Intangible assets	—	209
Other	1,085	1,222
	19,864	28,896
Valuation allowance	(19,502)	(28,353)
Net deferred tax assets (liabilities)	$362	$543
At December 31, 2017, the Company has $57.4 million of net operating loss carryforwards and $30.6 million of state net operating loss carryforwards, which will begin to expire in 2029. An ownership change occurred on January 15, 2014, and
$12.7 million of federal net operating losses included in the above are pre-change losses subject to Section 382 of the Internal Revenue Code of 1986, as amended. The Company believes, based on the estimated Section 382 limitation and the net operating loss carryforward period, that the pre ownership change net operating losses can be fully utilized in future years if there is sufficient taxable income in such carryforward period.

The realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. During 2015, as a result of cumulative losses in recent years primarily due to incremental costs associated with the console transition, acquisition costs and initial investments in the HyperSound business, the Company concluded that a full valuation allowance is required on its net domestic deferred tax assets. However, the Company believes there is sufficient evidence to support the utilization of the Company’s international net deferred tax assets totaling $0.4 million and, therefore, no valuation allowance has been set-up against these assets.

In 2017, due to changes in the reporting of stock compensation, the Company’s previously unrecognized excess tax benefit related to the exercise of nonqualified stock options totaling $2.2 million was recognized in deferred tax assets. This increase to deferred tax assets was fully offset by the Company’s valuation allowance.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Gross unrecognized tax benefit, beginning of period	$1,468	$1,468
Additions based on tax positions related to the current year	—	—
Decreases based on tax positions in a prior period	—	—
Gross unrecognized tax benefit, end of period	$1,468	$1,468
The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establish tax reserves for uncertain tax positions that do not meet this threshold. To the extent these unrecognized tax benefits are ultimately recognized, approximately $1.5 million will impact the Company’s effective tax rate in a future period. Interest and penalties associated with income tax matters are included in the provision for income taxes. As of December 31, 2017, the Company had uncertain tax positions of $2.3 million, inclusive of $0.8 million of interest and penalties.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. Below is a summary of the filing jurisdictions and open tax years:

Open Years
U.S. Federal	2014 - 2016
California	2013 - 2016
New Jersey	2013 - 2016
New York	2014 - 2016
Pennsylvania	2014 - 2015
Texas	2013 - 2016
United Kingdom	2014 - 2016
Note 9. Preferred Stock

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

For the years ended December 31, 2017, 2016, and 2015, the Company recognized $1.4 million, $1.3 million and $1.2 million, respectively, of interest expense on the Preferred Stock. The redemption value was $18.9 million and $17.5 million as of December 31, 2017 and 2016, respectively. The Company has recorded the Preferred Stock as a non-current liability due to its mandatory redemption provisions for all periods presented.

There were no dividends declared during the years ended December 31, 2017, 2016 and 2015.

As of December 31, 2017, 2016, and 2015, 1,000,000 shares of Series B Redeemable Preferred Stock are authorized, issued and outstanding.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Note 10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders:

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands, expect per-share data)
Net loss	$(3,248)	$(87,182)	$(82,907)

Weighted average common shares outstanding — Basic	49,343	48,592	42,269
Plus incremental shares from assumed conversions:
Dilutive effect of stock options, warrants, unvested awards	—	—	—
Weighted average common shares outstanding — Diluted	49,343	48,592	42,269

Net loss per share :
Basic	$(0.07)	$(1.79)	$(1.96)
Diluted	$(0.07)	$(1.79)	$(1.96)

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

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
Stock options	6,356	6,411	6,260
Warrants	3,061	3,071	954
Unvested restricted stock awards	144	120	54
Total	9,561	9,602	7,268

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

The following table presents the stock activity and the total number of shares available for grant as of December 31, 2017:

(in thousands)
Balance at December 31, 2016	2,261
Options granted	(1,751)
Restricted Stock granted	(167)
Forfeited/Expired shares added back	1,206
Balance at December 31, 2017	1,549
Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company's stock-based awards, was comprised as follows:

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
Cost of revenue	$(66)	$557	$889
Selling and marketing	100	90	320
Research and development	232	561	784
General and administrative	1,164	2,752	3,904
Total stock-based compensation	$1,430	$3,960	$5,897

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

None of the Company's stock options were exercised for the year ended December 31, 2017 and 2016. The associated tax benefit recognized in the Consolidated Statements of Operations for the fiscal years ended December 31, 2015 was approximately $2.1 million. In 2017, due to changes in the reporting of stock compensation, the Company’s previously unrecognized excess tax benefit related to the exercise of nonqualified stock options totaling $2.2 million was recognized in deferred tax assets.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2016	6,381,447	$1.9	7.37	$20,033
Granted	1,750,674	0.68
Exercised	—	—
Forfeited	(1,171,794)	2.17
Outstanding at December 31, 2017	6,960,327	$1.55	6.64	$6
Vested and expected to vest at December 31, 2017	6,734,078	$1.59	6.58	$4
Exercisable at December 31, 2017	4,081,307	$1.95	5.30	$—
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. There was no aggregate intrinsic value of options exercised for the year ended December 31, 2017.
As of December 31, 2017, total unrecognized compensation cost related to non-vested stock options granted to employees was $1.3 million, which is expected to be recognized over a remaining weighted average vesting period of 2.9 years.
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

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
Expected term (in years)	6.1	6.1	6.1
Risk-free interest rate	1.9% - 2.3%	1.1% - 2.3%	1.5% - 1.9%
Expected volatility	38.7%- 41.1%	40.7% - 42.2%	40.8% - 47.1%
Dividend rate	0%	0%	0%
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
The weighted average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $0.29, $0.48 and $0.88, respectively. The total estimated fair value of employee options vested during the years ended December 31, 2017, 2016 and 2015 was $1.3 million, $2.4 million and $3.0 million, respectively.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2016	135,705	$1.84
Granted	166,665	0.90
Vested	(91,002)	2.06
Forfeited	(43,903)	1.16
Nonvested restricted stock at December 31, 2017	167,465	0.96
As of December 31, 2017 total unrecognized compensation cost related to the nonvested restricted stock awards granted was $0.2 million, which is expected to be recognized over a remaining weighted average vesting period of 0.3 years.

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

As of December 31, 2017 and 2016, 714,347 phantom units at a weighted-average exercise price of $0.93 have been granted and are outstanding. Because these phantom units are not exercisable or convertible into common shares, said amounts and exercise prices were not subject to the exchange ratio provided by the Merger agreement. As of December 31, 2017, compensation expense related to the Appreciation Plan units remained unrecognized because a change in control, as defined in the plan, had not occurred and is not anticipated by the Company. In July 2015, the Appreciation Plan was terminated as to new grants, but vested and unvested phantom units will continue.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Note 12. Segment and Geographic Information

The following tables show net revenues, operating income and total assets by reporting segments:

	December 31,
	2017	2016	2015
Net Revenues	(in thousands)
Headset	$148,828	$173,323	$161,835
HyperSound	307	655	912
Total	$149,135	$173,978	$162,747

Operating Income (Loss)
Headset	$6,124	$8,633	$(8,698)
HyperSound	(1,326)	(86,334)	(65,701)
Total	$4,798	$(77,701)	$(74,399)
Interest Expense	$7,916	$7,447	$5,099
Other non-operating expense, net	$(463)	$2,421	$1,016
Loss before income tax expense (benefit)	$(2,655)	$(87,569)	$(80,514)

	December 31, 2017	December 31, 2016
Total Assets	(in thousands)
Headset	$94,114	$94,081
HyperSound (1)	26,787	31,233
Eliminations	(26,650)	(30,514)
Total	$94,251	$94,800
(1) At December 31, 2017, HyperSound assets excluding eliminations totaled $0.1 million.

The following table represents total net revenue based on where customers are physically located:

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
North America	$103,159	$130,371	$117,526
United Kingdom	21,113	21,778	20,881
Europe	20,277	15,729	17,329
Other	4,586	6,100	7,011
Total net revenue	$149,135	$173,978	$162,747

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

The following table represents property and equipment based on physical location:

	Year Ended
	December 31,
	2017	2016
	(in thousands)
United States	$4,504	$3,986
International	173	325
Total	$4,677	$4,311

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

Shareholders Class Action: On August 5, 2013, VTBH and the Company (f/k/a Parametric) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company. Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a Merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company's Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a Merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company's Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which by agreement was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada cases denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. That denial was appealed to the Nevada Supreme Court. On September 14, 2017, a unanimous en banc panel of the Nevada Supreme Court granted defendants’ petition for writ of mandamus and ordered the trial court to dismiss the complaint, but did provide a limited basis upon which plaintiffs could seek to amend their complaint. Plaintiffs filed an amended complaint on December 1, 2017, and motions to dismiss were filed on January 2, 2018. The court will hear those motions on March 12, 2018. The Company believes that the plaintiffs’ claims against it are without merit.

Dr. John Bonanno Complaint: On February 18, 2015, Dr. John Bonanno, a minority shareholder of Series B Preferred Stock of VTBH, filed a complaint in Delaware Chancery Court alleging breach of contract against VTBH. According to the complaint, the Merger purportedly triggered a contractual obligation for VTBH to redeem Dr. Bonanno's preferred stock. Dr. Bonanno requests a declaratory judgment stating that he is entitled damages including a redemption of his stock for the redemption value of $15.1 million (equal to the original issue price of his stock plus accrued dividends) as well as other costs and expenses. On February 8, 2016, the Delaware Chancery Court granted VTBH's motion to dismiss for improper venue, and Dr. Bonnano's complaint was dismissed without prejudice. In January of 2017, Dr. Bonanno filed a complaint in New York state court alleging breach of contract against VTBH and seeking a declaratory judgment that he is entitled to damages and specific performance, including redemption of his stock. VTBH answered the complaint on March 7, 2017. At the order of the Court, the parties filed cross-motions for summary judgment on March 31, 2017, on the sole question of whether the Merger was a defined event in the purported contract entitling Dr. Bonnano to redemption of his shares. The cross-motions for summary judgment were fully briefed and heard on July 6, 2017. On September 1, 2017, the Court denied Defendant’s motion for

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

summary judgment and granted Plaintiff’s motion for partial summary judgment. On October 5, 2017, a status conference was held that set a pre-trial schedule such that all merits and expert discovery will conclude on May 3, 2018 and a trial readiness conference will be held on May 4, 2018. On October 11, 2017, VTBH filed a motion to reargue plaintiff’s motion defenses to liability remain available, which was granted. On the same day, Defendant filed a notice of appeal of the Court’s decision on summary judgment in its entirety. The plaintiff’s ability to recover any damages is subject to certain limitations, including, but not limited to, legally available funds. VTBH maintains that the Merger did not trigger any obligation to redeem Mr. Bonanno's preferred stock.

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

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2017 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

Operating Leases

The Company leases office and warehouse spaces under operating leases that provide for future minimum rental lease payments under non-cancelable operating leases as of December 31, 2017, are as follows:

(in thousands)
2018	$984
2019	789
2020	505
2021	281
2022	104
Total	$2,663
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

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
Warranty, beginning of period	$639	$580	$493
Warranty costs accrued	310	702	693
Settlements of warranty claims	(477)	(643)	(606)
Warranty, end of period	$472	$639	$580
XO FOUR Stealth Product Recall: In August 2015, the Company received a limited number of reports from consumers and retailers that certain EAR FORCE® XO FOUR Stealth headsets appeared to have a white substance or spots on the ear pads. Upon receiving the reports, the Company promptly stopped shipping any units of the XO FOUR Stealth headsets and notified our retail customers to stop sales pending the results of the Company’s investigation. An outside laboratory engaged by the Company identified the substance as mold. In cooperation with the U.S. Consumer Product Safety Commission (“CPSC”), the Company is voluntarily recalling certain units of the headsets. As of December 31, 2017 and the date of this report, the Company has not received notice of any law suits against the Company in connection with the recall and is working with the contract manufacturer to collect reimbursement for certain related costs.
On February 3, 2016, the Company notified CPSC promptly upon discovery that a vendor had mistakenly shipped certain recalled headsets to fill online orders. The Company has attempted to notify directly each of the affected purchasers to instruct them to participate in the recall. By letter dated August 23, 2017, CPSC staff notified the Company that the staff does not intend to seek penalties against the Company at this time for the post-recall sale, offer for sale or distribution in commerce of recalled headsets.
Note 14. Selected Quarterly Financial Data - Unaudited

Fiscal 2017	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net Revenue	$14,352	$19,112	$35,975	$79,696
Gross Margin	2,216	6,301	12,538	29,948
Net Income (Loss)	(9,926)	(7,061)	(492)	14,231
Earnings (Loss) Per Share
Basic	$(0.20)	$(0.14)	$(0.01)	$0.29
Diluted	$(0.20)	$(0.14)	$(0.01)	$0.29

Fiscal 2016	Quarter
	First	Second (1)	Third (1)	Fourth
	(in thousands, except per share data)
Net Revenue	$24,028	$29,362	$38,384	$82,204
Gross Margin	3,362	5,113	3,927	30,208
Net Income (Loss)	(12,011)	(42,573)	(44,799)	12,201
Earnings (Loss) Per Share
Basic	$(0.26)	$(0.86)	$(0.91)	$0.25
Diluted	$(0.26)	$(0.86)	$(0.91)	$0.25

(1) Includes goodwill and other intangible impairment charges related to the HyperSound business of $32.1 million and $31.2 million for the three months ended June 30, 2016 and September 30, 2016, respectively.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, we concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

At the conclusion of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures.
Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule
13a-15(e) of the Exchange Act, were effective as of December 31, 2017.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, we concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

As of March 31, 2017, management had determined that the material weakness identified has been remediated.

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

Item  9B - Other Information

None

PART III

Item  10 - Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2017 in connection with our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) or an amendment to this Report filed within the same time period (the “Amendment”), in either case, set forth under the captions “Election of Directors,” “Management Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item  11 - Executive Compensation

The information required by this Item is incorporated herein by reference to the information in our 2018 Proxy Statement or the Amendment set forth under captions “Corporate Governance,” “Executive Compensation and Related Information” and “Report of the Compensation and Management Development Committee.”

Item  12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information in our 2018 Proxy Statement or the Amendment set forth under the captions “Executive Compensation and Related Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item  13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information in our 2018 Proxy Statement or the Amendment set forth under the captions “Corporate Governance” and “Executive Compensation and Related Information.”

Item  14 - Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information in our 2018 Proxy Statement or the Amendment set forth under the captions “Audit and Non-Audit Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	List of documents filed as part of this Annual Report:

1.	The following Consolidated Financial Statements of the Company are filed as part of this Annual Report:
Reports of Independent Registered Public Accounting Firms;
Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2017, 2016 and 2015;
Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2017, 2016 and 2015;
Consolidated Balance Sheets as of December 31, 2017 and 2016;
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 2017, 2016 and 2015;
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2017, 2016 and 2015; and
Notes to the Consolidated Financial Statements.

2.	The following financial schedule and related report for the years 2017, 2016 and 2015 is submitted herewith:

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable, not required or the information has been otherwise supplied in the financial statements or notes thereto.

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

TURTLE BEACH CORPORATION

Date:	March 6, 2018	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 6, 2018	/s/ JUERGEN STARK
Juergen Stark, Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	March 6, 2018	/S/ JOHN T. HANSON
John T. Hanson, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Date:	March 6, 2018	/S/ RONALD DOORNINK
Ronald Doornink, Non-Executive Chairman of the Board and Director

Date:	March 6, 2018	/S/ GREGORY BALLARD
Gregory Ballard, Director

Date:	March 6, 2018	/S/ KENNETH A. FOX
Kenneth A.Fox, Director

Date:	March 6, 2018	/S/ WILLIAM E. KEITEL
William E. Keitel, Director

Date:	March 6, 2018	/S/ ANDREW WOLFE
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

10.9**
Amendment No. 9, dated April 25, 2016, to Loan, Security and Guarantee Agreement, dated as of March 31, 2014, among Parametric Sound Corporation and Voyetra Turtle Beach, Inc. as US Borrowers and UK Guarantors, Turtle Beach Europe Limited as UK Borrower, PSC Licensing Corp. and VTB Holdings, Inc. as a US Guarantor and a UK Guarantor, and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner.

10.10
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

10.11
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

10.12**
Amendment No. 12, dated May 12, 2017, to Loan, Security and Guarantee Agreement, dated as of March 31, 2014, among Parametric Sound Corporation and Voyetra Turtle Beach, Inc. as US Borrowers and UK Guarantors, Turtle Beach Europe Limited as UK Borrower, PSC Licensing Corp. and VTB Holdings, Inc. as a US Guarantor and a UK Guarantor, and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner.

10.13**
Amendment No. 13, dated November 28, 2017, to Loan, Security and Guarantee Agreement, dated as of March 31, 2014, among Parametric Sound Corporation and Voyetra Turtle Beach, Inc. as US Borrowers and UK Guarantors, Turtle Beach Europe Limited as UK Borrower, PSC Licensing Corp. and VTB Holdings, Inc. as a US Guarantor and a UK Guarantor, and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner.

10.14
Letter, dated June 17, 2015, from Bank of America N.A to the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2015).

10.15
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

10.17
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

10.18
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

10.19
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

10.20
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

10.21**
Amendment No. 6, dated May 12, 2017, to Term Loan, Guaranty and Security Agreement, dated July 22, 2015, by and among the Company, Voyetra Turtle Beach, Inc. Turtle Beach Europe Limited, VTB Holdings, Inc., Crystal Financial LLC, as agent sole lead arranger and sole bookrunner and the other parties thereto.

10.22**
Amendment No. 7, dated November 28, 2017, to Term Loan, Guaranty and Security Agreement, dated July 22, 2015, by and among the Company, Voyetra Turtle Beach, Inc. Turtle Beach Europe Limited, VTB Holdings, Inc., Crystal Financial LLC, as agent sole lead arranger and sole bookrunner and the other parties thereto.

10.23
Amended and Restated Subordinated Promissory Note, dated July 22, 2015, originally dated April 23, 2015, by and between Turtle Beach Corporation and SG VTB Holdings, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015).

10.24
Amended and Restated Subordinated Promissory Note, dated July 22, 2015, originally dated May 13, 2015, by and between Turtle Beach Corporation and SG VTB Holdings, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015).

10.25
Amended and Restated Subordinated Promissory Note, dated July 22, 2015, originally dated June 17, 2015, by and between Turtle Beach Corporation and SG VTB Holdings, LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015).

10.26
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

10.27
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

10.29
Third Lien Continuing Guaranty, dated as of November 16, 2015, by and among the Company, Voyetra Turtle Beach, Inc. and VTB Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015).

10.30
Amendment No.1, dated as of October 31, 2016, to Third Lien Continuing Guaranty, dated as of November 16, 2015, by and among the Company, Voyetra Turtle Beach, Inc. and VTB Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2016).

10.31
Third Lien Security Agreement, dated as of November 16, 2015, by and among the Company, Voyetra Turtle Beach, Inc. and VTB Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015).

10.32
Amendment No. 1, dated October 31, 2016, to Third Lien Security Agreement, dated as of November 16, 2015, by and among the Company, Voyetra Turtle Beach, Inc. and VTB Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2016).

10.33
Subordination Agreement, dated as of November 16, 2015, by and among Bank of America, N.A., Crystal Financial LLC, SG VTB Holdings, LLC, the Company, Voyetra Turtle Beach, Inc., Turtle Beach Europe Limited, and VTB Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015).

10.34†
Turtle Beach Corporation 2013 Stock-Based Incentive Compensation Plan, as amended (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q originally filed with the SEC on August 6, 2015).

10.35†
Turtle Beach Corporation Annual Incentive Bonus Plan (Incorporated by reference to Annex F to the Company’s Definitive Proxy Statement on Schedule 14A originally filed with the SEC on December 3, 2013).

10.36†
Master Services Agreement, dated October 6, 2015, between the Company and Hon Hai Precision Industry Co. Ltd. (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

10.37†
VTB Holdings, Inc. 2011 Phantom Equity Appreciation Plan (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May12, 2014).

10.38†
Offer Letter, dated as of August 13, 2012, between Voyetra Turtle Beach, Inc. and Juergen Stark (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May12, 2014).

10.39†
Stock Option Agreement, dated as of May 29, 2015, by and between the Company and Juergen Stark. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

10.40†
Offer Letter, dated as of September 16, 2013, by and between Voyetra Turtle Beach, Inc. and John Hanson (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May12, 2014).

10.41†
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

10.43†
Severance Agreement, dated as of August 2, 2012, by and between Voyetra Turtle Beach, Inc. and Carmine J. Bonnano (Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May12, 2014).

10.44†
Severance Agreement, dated as of August 2, 2012, by and between Voyetra Turtle Beach, Inc. and Frederick J. Romano (Incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May12, 2014).

10.45†
Offer Letter, dated as of October 21, 2013, by and between Voyetra Turtle Beach, Inc. and Frederick J. Romano (Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May12, 2014).

10.46†	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.47†
Form of Turtle Beach Corporation Non-Employee Director Restricted Stock Award (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.48†
Form of Turtle Beach Corporation Non-Employee Director Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.43 to the Company's Annual REport on form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

10.49†
Form of Turtle Beach Corporation Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

10.50†
Form of Turtle Beach Corporation Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.51†	Turtle Beach Corporation Retention Plan. (Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2017).

21**	Subsidiaries of the Company.

23.1**	Consent of BDO USA, LLP.

31.1**	Certification of Juergen Stark, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of John T. Hanson, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

**	Filed herewith.
***	Furnished herewith.
†	Management contract or compensatory plan.
^	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

Turtle Beach Corporation
Schedule II - Valuation and Qualifying Accounts
Years ended December 31, 2017, 2016 and 2015

Description	Balance - Begin	Additions	Deductions / Other	Balance - End
Year Ended December 31, 2017:	(in thousands)
Allowance for sales returns	$4,591	$10,457	$(9,515)	$5,533
Allowance for cash discounts	8,056	17,967	(18,464)	7,559
Allowance for doubtful accounts	136	49	(122)	63
				$13,155
Year Ended December 31, 2016:
Allowance for sales returns	$6,268	$12,819	$(14,496)	$4,591
Allowance for cash discounts	7,459	16,678	(16,081)	8,056
Allowance for doubtful accounts	102	144	(110)	136
				$12,783
Year Ended December 31, 2015:
Allowance for sales returns	$4,155	$17,108	$(14,995)	$6,268
Allowance for cash discounts	5,451	17,904	(15,896)	7,459
Allowance for doubtful accounts	200	157	(255)	102
				$13,829