Form 10-Q
period 2018-03-31
Turtle Beach Corp
filed 2018-05-09
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock, par value $0.001 per share, outstanding on April 30, 2018 was 13,683,997.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Turtle Beach Corporation
Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$4,335	$5,247
Accounts receivable, net	21,751	50,534
Inventories	15,816	27,518
Prepaid expenses and other current assets	3,536	3,467
Total Current Assets	45,438	86,766
Property and equipment, net	3,979	4,677
Intangible assets, net	1,363	1,404
Deferred income taxes	382	362
Other assets	1,144	1,042
Total Assets	$52,306	$94,251
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Revolving credit facility	$2,642	$38,467
Term loans	—	4,173
Accounts payable	9,758	13,459
Other current liabilities	8,656	11,451
Total Current Liabilities	21,056	67,550
Term loans, long-term portion, net of unamortized debt issuance costs of $801 and $759	8,434	6,789
Series B redeemable preferred stock	19,297	18,921
Subordinated notes - related party, net of unamortized discount of $946 and $1,075	21,630	20,836
Other liabilities	2,311	2,312
Total Liabilities	72,728	116,408
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock, $0.001 par value - 25,000,000 shares authorized; 12,347,001 and 12,346,502 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	12	12
Additional paid-in capital	148,305	148,082
Accumulated deficit	(168,691)	(170,048)
Accumulated other comprehensive loss	(48)	(203)
Total Stockholders' Equity (Deficit)	(20,422)	(22,157)
Total Liabilities and Stockholders' Equity (Deficit)	$52,306	$94,251

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands, except per-share data)
Net Revenue	$40,886	$14,352
Cost of Revenue	25,857	12,136
Gross Profit	15,029	2,216
Operating expenses:
Selling and marketing	5,929	4,449
Research and development	1,329	1,390
General and administrative	3,985	4,171
Restructuring charges	—	298
Total operating expenses	11,243	10,308
Operating income (loss)	3,786	(8,092)
Interest expense	2,005	1,840
Other non-operating expense (income), net	(245)	(51)
Income (loss) before income tax	2,026	(9,881)
Income tax expense	64	45
Net income (loss)	$1,962	$(9,926)

Net income (loss) per share:
Basic	$0.16	$(0.81)
Diluted	$0.16	$(0.81)
Weighted average number of shares:
Basic	12,347	12,313
Diluted	12,369	12,313

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Net income (loss)	$1,962	$(9,926)

Other comprehensive income (loss):
Foreign currency translation adjustment	155	40
Other comprehensive income (loss)	155	40
Comprehensive income (loss)	$2,117	$(9,886)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,962	$(9,926)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	948	769
Amortization of intangible assets	79	84
Amortization of debt financing costs	394	388
Stock-based compensation	223	386
Accrued interest on Series B redeemable preferred stock	376	347
Paid-in-kind interest	665	582
Deferred income taxes	(21)	(145)
Reversal of sales returns reserve	(1,273)	(1,558)
Provision for doubtful accounts	131	64
Provision for obsolete inventory	582	869
Changes in operating assets and liabilities:
Accounts receivable	29,320	51,611
Inventories	11,120	(1,456)
Accounts payable	(3,597)	(3,728)
Prepaid expenses and other assets	(68)	365
Income taxes payable	—	193
Other liabilities	(2,796)	(5,398)
Net cash provided by operating activities	38,045	33,447
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(354)	(148)
Net cash used for investing activities	(354)	(148)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	37,571	30,659
Repayment of revolving credit facilities	(73,396)	(66,564)
Repayment of capital leases	—	(4)
Repayment of term loan	(2,485)	—
Debt financing costs	(175)	—
Net cash used for financing activities	(38,485)	(35,909)
Effect of exchange rate changes on cash and cash equivalents	(118)	40
Net decrease in cash and cash equivalents	(912)	(2,570)
Cash and cash equivalents - beginning of period	5,247	6,183
Cash and cash equivalents - end of period	$4,335	$3,613

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$482	$513
Cash paid for income taxes	$—	$—

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands)
Balance at December 31, 2017	12,347	$12	$148,082	$(170,048)	$(203)	$(22,157)
Cumulative effect of the adoption of ASC 606	—	—	—	(605)	—	(605)
Net income	—	—	—	1,962	—	1,962
Other comprehensive income	—	—	—	—	155	155
Stock-based compensation	—	—	223	—	—	223
Balance at March 31, 2018	12,347	$12	$148,305	$(168,691)	$(48)	$(20,422)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Background and Basis of Presentation
Organization
Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in San Diego, California, is the global leader in gaming headsets and has been an innovator in premier audio technology for over 40 years. The Turtle Beach® brand is highly regarded among the over 700 million gamers in North America and Europe where the company has a leading market share in gaming headsets for Xbox and PlayStation® consoles. In addition to its gaming headset business, the company acquired and developed an innovative and patent-protected sound technology that delivers immersive, directional audio called HyperSound®.

Turtle Beach was incorporated in the state of Nevada in 2010 and the company’s stock is traded on the Nasdaq Global Market under the symbol HEAR.

VTB Holdings, Inc. (“VTBH”), a wholly-owned subsidiary of Turtle Beach and the parent holding company of Voyetra Turtle Beach, Inc. (“VTB”) and Turtle Beach Europe Limited (“TB Europe”), together the headset business, was incorporated in the state of Delaware in 2010 with operations principally located in Valhalla, New York. VTB was incorporated in the state of Delaware in 1975.

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

The December 31, 2017 Condensed Consolidated Balance Sheet has been derived from the Company's most recent audited financial statements included in its Annual Report on Form 10-K.

Reverse Split

On April 6, 2018, the Company effected a one-for-four reverse stock split of its common stock pursuant to which every four shares of common stock outstanding immediately prior to the reverse split were combined into one share of common stock. As a result of the reverse split, all outstanding share amounts and computations using such amounts in the Company’s financial statements and notes thereto have been retroactively adjusted to reflect the reverse stock split.

These financial statements should be read in conjunction with the annual financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 6, 2018 (“Annual Report”) that contains information useful to understanding the Company's businesses and financial statement presentations.

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

Our significant accounting policies are included in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2017. As described further in “Recent Accounting Pronouncements” below, on January 1, 2018, we adopted Accounting

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Turtle Beach's transition to the new revenue standard did not result in a material adjustment to opening retained earnings and the Company expects the adoption of the new standard to have an immaterial impact to its results of operations on an ongoing basis.

Revenue Recognition and Sales Return Reserve

Net revenue consists primarily of revenue from the sale of gaming headsets and accessories to wholesalers, retailers and to a lesser extent, on-line customers. These headsets function on a standalone basis (in connection with a readily available gaming console, personal computer or stereo) and are not sold with additional services or rights to future goods or services. Revenue is recorded for a contract through the following steps: (i) identifying the contract with the customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations; and (v) recognizing revenue when or as each performance obligation is satisfied.

Each contract at inception is evaluated to determine whether the contract should be accounted for as having one or more performance obligations. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs at a point in time when the transfer of risk and title to the product transfers to the customer. Our standard terms of delivery are included in our contracts of sale, order confirmation documents, and invoices. The Company excludes sales taxes collected from customers from “Net Revenue” in its Consolidated Statements of Operations.

Certain customers may receive cash-based incentives (including: cash discounts, quantity rebates, price concessions), which are accounted for as variable consideration. Provisions for sales returns are recognized in the period the sale is recorded, based upon our prior experience and current trends. These revenue reductions are established by the Company based upon management’s best estimates at the time of sale following the historical trend, adjusted to reflect known changes in the factors that impact such reserves and allowances, and the terms of agreements with customers. We do not expect to have significant changes in our estimates for variable considerations.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In 2018, the Company adopted ASU 2014-09 using the modified retrospective approach, and recorded a net decrease to beginning retained earnings of $0.6 million reflecting the cumulative impact of adopting ASC 606. The impact to beginning retained earnings was due to certain price concessions and right of return arrangements recorded as part of the transaction price determination. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce diversity in practice and cost and complexity when applying the guidance to a change to the terms or conditions of a share-based payment award. The amendments in this update state that an entity will not have to account for the effects of a modification if: (i) the fair value of the modified award is the same immediately before and after the modification; (ii) the vesting conditions of the modified award are the same immediately before and after the modification; and (iii) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. The Company adopted these amendments in the first quarter of 2018, which did not have a material impact upon our financial condition or results of operations.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and debt instruments. As of March 31, 2018 and December 31, 2017, there were no outstanding financial assets and liabilities recorded at fair value on a recurring basis and the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$4,335	$4,335	$5,247	$5,247
Revolving Credit Facility	2,642	2,642	38,467	38,467
Term Loans	9,235	9,945	11,721	11,329
Subordinated Notes	22,576	25,040	21,911	22,442

Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying value of the revolving credit facility equals fair value as the stated interest rate approximates market rates currently available to the Company, which are considered Level 2 inputs. The fair values of our term loans and subordinated notes are based upon an estimated market value calculation that factors principal, time to maturity, interest rate and current cost of debt, which is considered a Level 3 input.

Note 4. Allowance for Sales Returns
The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Balance, beginning of period	$5,533	$4,591
Reserve accrual	3,257	1,131
Recoveries and deductions, net	(4,530)	(2,689)
Balance, end of period	$4,260	$3,033

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

Note 5. Composition of Certain Financial Statement Items
Inventories
Inventories consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Raw materials	$937	$837
Finished goods	14,879	26,681
Total inventories	$15,816	$27,518
Property and Equipment, net
Property and equipment, net, consists of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Machinery and equipment	$1,402	$1,396
Software and software development	383	383
Furniture and fixtures	532	525
Tooling	1,968	1,968
Leasehold improvements	1,330	1,318
Demonstration units and convention booths	11,944	11,719
Total property and equipment, gross	17,559	17,309
Less: accumulated depreciation and amortization	(13,580)	(12,632)
Total property and equipment, net	$3,979	$4,677
Other Current Liabilities
Other current liabilities consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Accrued vendor expenses	$447	$652
Accrued royalties	2,080	2,848
Accrued employee expenses	1,813	2,510
Accrued expenses	4,316	5,441
Total other current liabilities	$8,656	$11,451

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6. Goodwill and Other Intangible Assets
Acquired Intangible Assets
Acquired identifiable intangible assets, and related accumulated amortization, as of March 31, 2018 and December 31, 2017 consist of:

	March 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$4,265	$1,531
Foreign Currency	(721)	(553)	(168)
Total Intangible Assets	$5,075	$3,712	$1,363

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$4,173	$1,623
Foreign Currency	(899)	(680)	(219)
Total Intangible Assets	$4,897	$3,493	$1,404
In connection with the October 2012 acquisition of TB Europe, the acquired intangible asset related to customer relationships is being amortized over an estimated useful life of thirteen years with the amortization being included within sales and marketing expense.

Amortization expense related to definite lived intangible assets of $0.1 million and $0.1 million was recognized for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2018	$274
2019	307
2020	258
2021	217
2022	182
Thereafter	293
Total	$1,531

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7. Revolving Credit Facility and Long-Term Debt

	March 31, 2018	December 31, 2017
	(in thousands)
Revolving credit facility, maturing March 2023	$2,642	$38,467

Term Loan Due 2018	—	1,923
Term Loan Due 2019	—	9,798
Term Loan Due 2023	9,235	—
Less unamortized deferred financing fees	801	759
Total Term Loans	8,434	10,962

Subordinated notes - related party	22,576	21,911
Less unamortized debt discount	946	1,075
Total Subordinated notes	21,630	20,836
Total outstanding debt	32,706	70,265
Less: current portion of revolving credit facility	(2,642)	(38,467)
Less: current portion of term loans	—	(4,173)
Total noncurrent portion of long-term debt	$30,064	$27,625
Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $1.5 million and,$1.3 million for the three months ended March 31, 2018 and 2017, respectively. This includes related party interest of $0.7 million for the three months ended March 31, 2018, and $0.6 million for the three months ended March 31, 2017, in connection with the subordinated notes.
Amortization of deferred financing costs was $0.4 million for the three months ended March 31, 2018, and $0.4 million for the three months ended March 31, 2017. In connection with the Company's debt modification, the Company incurred $0.4 million of financing costs that have been deferred and will be recognized over the term of the respective agreements.
Revolving Credit Facility
On March 5, 2018, Turtle Beach and certain of its subsidiaries entered into an amended and restated loan, guaranty and security agreement (“Credit Facility”) with Bank of America, N.A. (“Bank of America”), as Agent, Sole Lead Arranger and Sole Bookrunner, which replaced the then existing asset-based revolving loan agreement. The Credit Facility, which expires on March 5, 2023, provides for a line of credit of up to $60 million inclusive of a sub-facility limit of $12 million for TB Europe, a wholly-owned subsidiary of Turtle Beach. The Credit Facility may be used for working capital, the issuance of bank guarantees, letters of credit and other corporate purposes.
The maximum credit availability for loans and letters of credit under the Credit Facility is governed by a borrowing base determined by the application of specified percentages to certain eligible assets, primarily eligible trade accounts receivable and inventories, and is subject to discretionary reserves and revaluation adjustments.

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for U.S. base rate loans and between 1.50% to 2.25% for U.S. LIBOR loans and U.K. loans. As of March 31, 2018, interest rates for outstanding borrowings were 5.75% for base rate loans and 3.74% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

The Company is subject to monthly financial covenant testing for so long as revolving commitments or obligations are outstanding. The Credit Facility requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

of at least 1.10 to 1.00 on the last day of each month, a consolidated leverage ratio of greater than 3.00 to 1.00, as well as a limit to Capital Expenditures and HyperSound Division Net Operating Disbursement (as defined in the Credit Facility).

The Credit Facility also contains affirmative and negative covenants that, subject to certain exceptions, limit our ability to take certain actions, including the Company's ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and transactions with affiliates and encumber and dispose of assets. Obligations under the Credit Facility are secured by a security interest and lien upon substantially all of the Company's assets.
As of March 31, 2018, the Company was in compliance with all financial covenants, as amended, and excess borrowing availability was approximately $19.6 million.
Term Loans
Term Loan Due 2018

On December 29, 2014, the Company amended the Credit Facility with Bank of America to enter in to an additional loan (the “Term Loan Due 2018”) for the repayment of $7.7 million of then existing subordinated debt and accrued interest. The Term Loan Due 2018 resulted in modified financial covenants while it was outstanding, at an interest rate of LIBOR for the applicable interest period plus 5% and subject to equal monthly installments beginning on April 1, 2015 and ending on October 1, 2018, reflecting a six month waiver. On March 5, 2018, the Company repaid the remaining $1.3 million principal balance.

Term Loan Due 2019

On July 22, 2015, the Company and its subsidiaries, entered into a term loan, guaranty and security agreement (the “Term Loan Due 2019”) with Crystal Financial LLC, as agent, sole lead arranger and sole bookrunner, Crystal Financial SPV LLC and the other persons party thereto (“Crystal”), which provided for an aggregate term loan commitment of $15 million with an interest rate per annum equal to the 90-day LIBOR rate plus 10.25%. Under the terms of the Term Loan Due 2019, the Company was required to make payments of interest in arrears on the first day of each month beginning August 1, 2015 and repay the principal in monthly payments that began January 1, 2016, inclusive of a nine month waiver, with a final payment on June 28, 2019, the maturity date.

Term Loan Due 2023

On March 5, 2018, the Company and its subsidiaries, entered into an amended, extended and restated term loan, guaranty and security agreement (the “Term Loan Due 2023”) with Crystal, as agent, sole lead arranger and sole bookrunner and the Lenders from time to time party thereto, which replaced the then existing Term Loan Due 2019 and provides for a maximum aggregate term loan of $12.5 million, at an interest rate per annum equal to the 90-day LIBOR rate plus 6.75%. As of March 31, 2018, $9.2 million was outstanding with the additional $3.3 million borrowed on May 2, 2018. Under the terms of the Term Loan Due 2023, the Company is required to make payments of interest in arrears on the first day of each month and will repay the principal in monthly payments beginning April 1, 2019 with a final payment on March 5, 2023, the maturity date.

The Term Loan Due 2023 is secured by a security interest in substantially all of the Company and each of its subsidiaries' working capital assets and is subject to the first-priority lien of Bank of America, as agent, under the Credit Facility, other than with respect to equipment, fixtures, real property interests, intellectual property, intercompany property, intercompany indebtedness, equity interest in their subsidiaries, and certain other assets specified in an inter-creditor agreement between Bank of America and Crystal.

The Company and its subsidiaries are required to comply with various customary covenants including, (i) maintaining a fixed charge coverage ratio of at least 1.10 to 1.00, (ii) maintaining a Consolidated Leverage Ratio (as defined in the Term Loan Due 2023) to be measured on the last day of each month while the term loans are outstanding of no more than 3.00:1, (iii) not making capital expenditures in excess of the amount stated therein in any year until December 31, 2023, (iv) restrictions on the Company’s and its subsidiaries ability to prepay its subordinated notes, pay dividends, incur debt, create or suffer liens and engage in certain fundamental transactions and (v) an obligation to provide certain financial and other information.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Term Loan Due 2023 contains customary representations, mandatory prepayment events and events of default, including defaults triggered by the failure to make payments when due, breaches of covenants and representations, material impairment in the perfection of Crystal’s security interest in the collateral and events related to bankruptcy and insolvency of the Company and its subsidiaries. Upon an event of default, Crystal may declare all outstanding obligations immediately due and payable (along with a prepayment fee), a default rate of an additional 2.0% may be applied to amounts outstanding and may take other actions including collecting or taking such other action with respect to the collateral pledged in connection with the term loan.

As of March 31, 2018, the Company was in compliance with all the financial covenants.

Subordination Agreement
On November 16, 2015, as a condition precedent to the Company's lenders permitting the Company to enter into certain subordinated notes, the Company entered into a subordination agreement with and between Bank of America and Crystal, pursuant to which the parties agreed that the Company's obligations under any such notes would be subordinate in right of payment to the payment in full of all the Company’s obligations under the Credit Facility and Term Loan Due 2023.
Subordinated Notes - Related Party
During 2015, the Company issued a $5.0 million subordinated note (the “April Note”), subordinated notes (the “May Notes”) with an aggregate principal amount of $3.8 million and a subordinated note (the “June Note”) with an aggregate principal amount of $9.0 million to SG VTB Holdings, LLC, the Company’s largest stockholder (“SG VTB”), and a trust affiliated with Ronald Doornink, the Chairman of the Company's board of directors (the “Board”). The notes were issued with an interest rate of (i) 10% per annum for the first year and (ii) 20% per annum for all periods thereafter, with interest accruing and being added to the principal amount of the note quarterly.
On July 22, 2015, the Company amended and restated each of its outstanding subordinated notes (the “Amended Notes”). The obligations of the Company under the Amended Notes are subordinate and junior to the prior payment of amounts due under the then existing credit facility and term loans. In addition, the stated maturity date of the Amended Notes was extended to September 29, 2019, subject to acceleration in certain circumstances, such as a change of control in the Company. The Amended Notes were issued with an interest rate per annum equal to LIBOR plus 10.5% and were paid-in-kind by adding the amount to the principal amount due. Further, as consideration for the concessions in the Amended Notes, the Company issued warrants to purchase 0.4 million of the Company’s common stock at an exercise price of $10.16 per share.

On November 16, 2015, the Company issued a $2.5 million subordinated note (the “November Note”) to SG VTB, the proceeds of which, as set forth in the amendment to the Term Loan Due 2019, were applied against the outstanding balance of the Term Loan Due 2019. The November Note was issued with an interest rate of 15% per annum until its maturity date, which was September 29, 2019, and was subordinated to all senior debt of the Company.

In consideration of the credit extended under the November Note, VTB and VTBH entered into a Third Lien Continuing Guaranty, (as amended, the “Third Lien Guaranty”), under which they guarantee and promise to pay to SG VTB, any and all obligations of the Company under the November Note. To secure the Company's obligations under the November Note and the Third Lien Guaranty, the Company entered into a Third Lien Security Agreement, dated as of November 16, 2015, pursuant to which Stripes was granted a security interest upon all property of the VTB and VTBH until the payment in full of the Subordinated Note or the release of the guarantee or collateral, as applicable. Concurrent with entering into the November Note and Third Lien Guaranty, the Company also issued a warrant to purchase 0.3 million shares of the Company’s common stock at an exercise price of $8.00 per share.

On March 5, 2018, the Company amended and restated the Amended Notes with an aggregate principal amount of $18.9 million and the November Note with an aggregate principal amount of $3.5 million. The amended subordinated notes bear in-kind interest at a rate of (i) LIBOR plus 9.1% per annum until March 5, 2020 (or, solely with respect to the November Note, until September 5, 2018) or until its maturity date, which is June 5, 2023, provided that its principal amount is reduced by a specified amount by the six month anniversary of the restatement effective date and (ii) LIBOR plus 10.5% per annum (or, solely with respect to the November Note, 15.0% if the prepayment described above does not occur) until its maturity date. On
May 4, 2018, the Company repaid $3.3 million of the November Note with funds from the Term Loan Due 2023.

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

The following table presents our income tax expense (benefit) and effective income tax rate:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Income tax expense	$64	$45
Effective income tax rate	3.2%	(0.5)%

Income tax expense for the three months ended March 31, 2018 was $64,000 at an effective tax rate of 3.2% and, $45,000 at an effective tax rate of (0.5)%, for the three months ended March 31, 2017. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

The Company is subject to income taxes domestically and in various foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining its provision for income taxes.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statement of operations. As of March 31, 2018, the Company had uncertain tax positions of $2.3 million, inclusive of $0.8 million of interest and penalties.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2013 through 2016, and the state tax years open under the statute of limitations are 2012 through 2016. The Company was notified by the IRS of an examination covering our fiscal year end 2015 federal income tax return, which is currently in the discovery phase.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9. Stock-Based Compensation
Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company's stock-based awards, was comprised as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Cost of revenue	$18	$(85)
Selling and marketing	25	36
Research and development	30	57
General and administrative	150	378
Total stock-based compensation	$223	$386

The following table presents the stock activity and the total number of shares available for grant as of March 31, 2018:

(in thousands)
Balance at December 31, 2017	387
Options granted	(53)
Restricted Stock granted	—
Forfeited/Expired shares added back	92
Balance at March 31, 2018	426
Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2017	1,740,082	$6.20	6.64	$6
Granted	52,850	1.80
Exercised	—	—
Forfeited	(92,326)	8.20
Outstanding at March 31, 2018	1,700,606	$5.95	6.85	$114,614
Vested and expected to vest at March 31, 2018	1,651,269	$6.12	6.78	$106,578
Exercisable at March 31, 2018	1,012,928	$7.56	5.50	$—
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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. There were no option exercises during the three months ended March 31, 2018.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are the assumptions for options granted during the three months ended March 31, 2018.

Expected term (in years)	6.1
Risk-free interest rate	2.3% - 2.7%
Expected volatility	38.6% - 38.8%
Dividend rate	0%
Each of these inputs is subjective and generally requires significant judgment to determine.
The weighted average grant date fair value of options granted during the three months ended March 31, 2018 was $0.76. The total estimated fair value of employee options vested during the three months ended March 31, 2018 was $0.2 million. As of March 31, 2018, total unrecognized compensation cost related to non-vested stock options granted to employees was $2.0 million, which is expected to be recognized over a remaining weighted average vesting period of 2.8 years.
Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2017	41,867	3.84
Granted	—	—
Vested	(200)	63.72
Nonvested restricted stock at March 31, 2018	41,667	3.56
As of March 31, 2018, total unrecognized compensation cost related to the nonvested restricted stock awards, which will be recognized over a remaining weighted average vesting period of 1.1 years was minimal.

Stock Warrants
In connection with and as consideration for the concessions in the Amended Notes, the Company issued to SG VTB and a trust affiliated with Ronald Doornink, the Chairman of the Board, warrants to purchase an aggregate 0.4 million shares of the Company’s common stock at an exercise price of $10.16 per share. The warrants are exercisable for a period of five years beginning on the date of issuance, July 22, 2015. The exercise price and the number of shares of Common Stock purchasable are subject to adjustment and do not carry any voting rights or other rights as a stockholder of the Company prior to exercise.

In connection with the November Note, the Company issued warrants to purchase 0.3 million shares of the Company’s common stock at an exercise price of $8.00 per share to SG VTB. The exercise price and the number of shares are subject to standard anti-dilution adjustments and do not carry any voting rights as a stockholder of the Company prior to exercise. The warrants are exercisable for a period of ten years beginning on the date of issuance and do not entitle the holder to any voting rights or other rights as a stockholder of the Company prior to exercise.

The warrants entitle the holder to purchase a stated amount of shares of common stock at a fixed exercise price that are not puttable (either the warrant or the shares) to the Company or redeemable for cash, and as such are classified within equity. The shares issuable upon exercise of the warrants are also subject to the “demand” and “piggyback” registration rights set forth in the in the Company’s Stockholder Agreement, dated August 5, 2013, as amended July 10, 2014.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands, except per-share data)
Net income (loss)	$1,962	$(9,926)

Weighted average common shares outstanding — Basic	12,347	12,313
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	3	—
Dilutive effect of stock options	19	—
Weighted average common shares outstanding — Diluted	12,369	12,313
Net income (loss) per share:
Basic	$0.16	$(0.81)
Diluted	$0.16	$(0.81)

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

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Stock options	1,678	1,578
Warrants	765	767
Unvested restricted stock awards	14	27
Total	2,457	2,372

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11. Segment and Geographic Information

The following tables show our net revenues, operating income and total assets by our reporting segments:

	Three Months Ended
	March 31,
	2018	2017
Net Revenues	(in thousands)
Headset	$40,868	$14,260
HyperSound	18	92
Total	$40,886	$14,352

Operating Income (Loss)
Headset	$3,797	$(7,056)
HyperSound	(11)	(1,036)
Total	$3,786	$(8,092)
Interest Expense	$2,005	$1,840
Other non-operating expense (income), net	(245)	(51)
Income (loss) before income tax	$2,026	$(9,881)

	March 31, 2018	December 31, 2017
Total Assets	(in thousands)
Headset	$52,278	$94,114
HyperSound (1)	26,756	26,787
Eliminations	(26,728)	(26,650)
Total	$52,306	$94,251

(1) At March 31, 2018, HyperSound assets excluding eliminations, totaled less than $0.1 million.

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
North America	$32,984	$11,055
United Kingdom	4,029	1,854
Europe	3,247	1,168
Other	626	275
Total net revenues	$40,886	$14,352

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

Shareholders Class Action: On August 5, 2013, VTBH and the Company (f/k/a Parametric) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company. Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a Merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company's Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada cases denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. On September 14, 2017, a unanimous en banc panel of Nevada Supreme granted defendants’ petition for writ of mandamus and ordered the trial court to dismiss the complaint but provided a limited basis upon which plaintiffs could seek to amend their complaint. Plaintiffs amended their complaint on December 1, 2017 to assert the same claims in a derivative capacity on behalf of the Company, as a well as in a direct capacity, against VTBH, Stripes Group, LLC, SG VTB Holdings, LLC, and the former members of the Company’s Board of Directors. All defendants moved to dismiss this amended complaint on January 2, 2018, and those motions were denied on March 13, 2018. Defendants petitioned the Nevada Supreme Court to reverse this ruling on April 18, 2018.

Commercial Dispute: On July 20, 2016, Bigben Interactive S.A. (“BigBen”) filed a statement of claim before the Regional Court of Berlin, Germany against VTB, which statement of claim was formally serviced upon VTB on June 28, 2017.  The statement of claim alleges that VTB’s termination of a distribution agreement by and between BigBen and VTB breached the terms thereof and was invalid, and that BigBen is entitled to damages amounting to €5.0 million plus accrued interests thereon plus certain additional damages as a result of such invalid termination.  VTB filed its statement of defense with the court on September 21, 2017.  VTB maintains that its termination of the agreement was valid and that BigBen’s claims against it are without merit. VTB's statement of defense was submitted to the plaintiff. BigBen submitted additional written pleadings on January 4, 2018 and on April 19, 2018. VTB submitted further written pleadings on March 20, 2018 and March 29, 2018. VTB argues inter alia that the courts of Berlin do not have jurisdiction. On April 23rd, 2018, an oral hearing was held at the Regional Court of Berlin that focused exclusively on the question of jurisdiction. VTB and BigBen are currently waiting for the court to render an interim judgment on the question whether it accepts jurisdiction or not.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at March 31, 2018 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Warranties

We warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in accrued liabilities:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Warranty, beginning of period	$472	$639
Warranty costs accrued	234	60
Settlements of warranty claims	(172)	(110)
Warranty, end of period	$534	$589
Note 13. Series B Preferred Stock Exchange Transactions and Settlement

In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. The Series B Redeemable Preferred Stock was required to be redeemed on the earlier of September 28, 2030, or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends.
On February 18, 2015, Dr. John Bonanno (“Dr. Bonanno”), the original holder of the Series B Redeemable Preferred Stock of VTB Holdings, Inc. (the “Series B Preferred Stock”) filed a complaint in Delaware Chancery Court alleging breach of contract. According to the complaint, the Merger purportedly triggered a contractual obligation for VTBH to redeem Dr. Bonanno's stock. Dr. Bonanno requests a declaratory judgment stating that he is entitled to damages including a redemption of his stock for the redemption value of $15.1 million (equal to the original issue price of his stock plus accrued dividends) as well as other costs and expenses.

On April 23, 2018, the Company facilitated and entered into a series of transactions pursuant to which the Series B Preferred Stock was acquired from Dr. Bonanno by non-affiliate investors and subsequently retired. As part of the transactions, the Company entered into (i) an Exchange Agreement (the “Exchange Agreement”) with the non-affiliate investors of the Series B Preferred Stock pursuant to which the Company agreed to exchange the Series B Preferred Stock for an aggregate of 1,307,143 newly issued shares of the Company’s common stock and pre-funded warrants exercisable for an aggregate of 550,000 shares of the Company's common stock.and (ii) a Settlement Agreement (the “Settlement Agreement”) with Dr. Bonanno

Pursuant to the Settlement Agreement, Dr. Bonanno agreed to discontinue certain previously disclosed claims and actions against the Company related to the Series B Preferred Stock, as well as to provide a release of the Company with respect to all such claims and any other claims related to Dr. Bonanno’s ownership or disposition of the Series B Preferred Stock. In connection with and as consideration thereof, the Company agreed to pay Dr. Bonanno a cash sum of $1.0 million to settle non-redemption claims in connection with the matter, and to pay an additional $1.25 million if a change of control transaction meeting certain specified requirements is consummated within three years of the date of the Settlement Agreement.

Accordingly, on April 26, 2018, all exchanged shares of Series B Preferred Stock were retired, and no shares of Series B Preferred stock remain outstanding. The redemption value of the Series B Preferred Stock was $19.3 million and $18.9 million as of March 31, 2018 and December 31, 2017, respectively.

The Company assessed the relative fair values of the Series B Preferred Stock retired in the Exchange Agreement and the litigation settlement in the Settlement Agreement to determine the amount of the total transaction consideration transferred that was allocable to each component.  The Company determined the fair value of the Series B Preferred Stock to be greater than the total consideration transferred.  In addition, the Company was not able to reliably estimate the fair value of the litigation settlement. Based on these fair value assessments, the Company utilized the residual approach and first allocated proceeds to the Series B Preferred Stock, which resulted in  no amount of the consideration being allocated to the litigation settlement.  Accordingly, the entire transaction will be accounted for in the second quarter of 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 7, 2018 (the "Annual Report.")
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

Business Overview
Turtle Beach Corporation (herein referred to as the “Company,” “we,” “us,” or “our”), headquartered in San Diego, California, and incorporated in the state of Nevada in 2010, is a premier audio technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets operating under two reportable segments, Turtle Beach® (“Headset“) and HyperSound®.

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

eSports is a global phenomenon where professional gamers train, compete, win prize money and attract fans similar to other professional sports. There are over 140 million eSports enthusiasts globally and growing quickly. Gaming headsets are a must-have piece of equipment for competitive gaming.

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

Historically, Microsoft and Sony go through cycles where their respective console platform is changed and/or updated to a significant new version. In holiday 2013, Microsoft launched Xbox One to replace Xbox 360, while Sony launched Playstation®4 to replace Playstation®3. Those console transitions created a major disruption for gaming headsets and other accessories because the fundamental connectivity to the new platforms changed. From 2013 to 2015, that disruption negatively impacted the gaming accessory market as the old generation headset business rapidly declined and new headsets had to be developed for the new consoles. In 2016 and 2017, respectively, both Microsoft and Sony launched “Pro” versions of their latest console platforms which didn’t create any disruption for the gaming headset business and the Company believes this is a positive indication that any potential future console changes will not be as disruptive.

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

During 2017, PlayerUnkown’s Battlegrounds introduced a new style of multiplayer game known as “Battle Royal,” where players compete in a large, but shrinking map until there is a single winner left. Players can play on teams, and audio cues are very helpful to surviving, making headsets a key accessory for this type of game. Epic Games introduced Fortnite which includes a similar format in late 2017, but with a more kid-friendly feel. Both games have soared in popularity over the past months with large and growing audiences of both players and spectators via content sharing platforms like Twitch, YouTube, Xbox’s Mixer, and PlayStation® Now.

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

Key Performance Indicators and Non-GAAP Measures

Management routinely reviews key performance indicators including revenue, operating income and margins, and earnings per share, among others. In addition, we believe certain other measures provide useful information to management and investors about us and our financial condition and results of operations for the following reasons: (i) they are measures used by our board of directors and management team to evaluate our operating performance; (ii) they are measures used by our management team to make day-to-day operating decisions; (iii) the adjustments made are often viewed as either non-recurring or not reflective of ongoing financial performance or have no cash impact on operations; and (iv) they are used by securities analysts, investors and other interested parties as a common operating performance measure to compare results across companies in our industry by adjusting for potential differences caused by variations in capital structures (affecting relative interest expense), and the age and book value of facilities and equipment (affecting relative depreciation and amortization expense). These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and, given the limitations of these metrics as analytical tools, should not be considered a substitute for gross profit, gross margins, net income (loss) or other consolidated income statement data as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•
Adjusted EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation (non-cash) and certain special items that we believe are not representative of core operations.

•	Cash Margin is defined as gross margin excluding depreciation and amortization, and stock-based compensation.
Adjusted EBITDA (and a reconciliation to Net income (loss), the nearest GAAP financial measure) for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net income (loss)	$1,962	$(9,926)
Interest expense	2,005	1,840
Depreciation and amortization	1,027	853
Stock-based compensation	223	386
Income tax expense	64	45
Restructuring charges	—	298
Business model transition charge	—	353
Adjusted EBITDA	$5,281	$(6,151)
Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Net income for the three months ended March 31, 2018 was $2.0 million compared to a net loss of $9.9 million in the prior year period, including $2.0 million of net income and $8.9 million of net loss attributable to the Headset business, respectively.

For the three months ended March 31, 2018, Adjusted EBITDA on a consolidated basis was $5.3 million compared to $(6.2) million, including investments of $0.6 million in the HyperSound business during the three months ended March 31, 2017. Net income and adjusted EBITDA increased on higher revenues and fixed cost leveraging margin improvement as a result of strong consumer demand related to new “battle royale” style game launches Fortnite and PlayerUnknown’s Battlegrounds.

Results of Operations
The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net Revenue	$40,886	$14,352
Cost of Revenue	25,857	12,136
Gross Profit	15,029	2,216
Operating expenses	11,243	10,308
Operating income (loss)	3,786	(8,092)
Interest expense	2,005	1,840
Other non-operating expense (income), net	(245)	(51)
Income (loss) before income tax	2,026	(9,881)
Income tax expense	64	45
Net income (loss)	$1,962	$(9,926)

Net Revenue and Gross Profit
The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net Revenue	$40,886	$14,352
Gross Profit	$15,029	$2,216
Gross Margin	36.8%	15.4%
Cash Margin (1)	37.1%	15.7%
(1) Excludes non-cash charges

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Net revenues for the three months ended March 31, 2018 were $40.9 million, a $26.5 million increase and nearly triple net revenues of $14.4 million in the comparable prior year period. This increase was driven by higher volumes across all channels as the blockbuster releases of Fortnite and PlayerUnknown’s Battlegrounds helped fuel strong consumer demand and introduced new gamers into the gaming headset market where the Company was well-positioned to grow market share in our core markets.

For the three months ended March 31, 2018, gross profit as a percentage of net revenue increased to 36.8% from 15.4% in the comparable prior year period. Headset margins were positively impacted by higher volume driving fixed-cost leveraging and a less promotional environment as compared to the prior year period in which channel inventories were much higher than normal following weaker than expected 2016 performance of the major holiday game releases.

Operating Expenses

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Selling and marketing	$5,929	$4,449
Research and development	1,329	1,390
General and administrative	3,985	4,171
Restructuring charges	—	298
Total operating expenses	$11,243	$10,308

By Segment:
Headset	$11,243	$9,834
HyperSound	$—	$474
Selling and Marketing
Selling and marketing expenses for the three months ended March 31, 2018 totaled $5.9 million, or 14.5% as a percentage of net revenues, compared to $4.4 million, or 31.0% as a percentage of net revenues, for the three months ended March 31, 2017. This increase was primarily due to variable sales-based compensation, higher volume-based web costs and certain in-store promotional material and direct media spend.

Research and Development
Research and development was slightly decreased year-over-year as we continue to invest in the resources that we believe are necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies.

General and Administrative
General and administrative expenses for the three months ended March 31, 2018 totaled $4.0 million compared to $4.2 million for the three months ended March 31, 2017. In addition to certain royalty settlements in the comparable prior-year period, the reduction was attributable to lower non-cash stock compensation charges and a reduction in professional service charges, partially offset by certain other fees related to debt refinance activities and higher legal costs.
Restructuring Charges
For the three months ended March 31, 2017, we had restructuring related charges totaling $0.3 million as a result of continued efforts to improve operating efficiency and the transition of the HyperSound business. There were no restructuring charges for the three months ended March 31, 2018, with the positive impact of recent initiatives being reflected in the operating results.

Interest Expense
For the three months ended March 31, 2018, interest expense increased as compared to March 31, 2017 due to higher borrowing costs, primarily related to the compounding effect of the subordinated notes and Series B Preferred Stock.
Income Taxes
Income tax expense for the three months ended March 31, 2018 was $0.1 million at an effective tax rate of 3.2% and, $45,000 at an effective tax rate of (0.5)%, for the three months ended March 31, 2017. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

Liquidity and Capital Resources
Our primary sources of working capital are cash flow from operations and availability of capital under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows, and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Cash and cash equivalents at beginning of period	$5,247	$6,183
Net cash provided by operating activities	38,045	33,447
Net cash used for investing activities	(354)	(148)
Net cash used for financing activities	(38,485)	(35,909)
Effect of foreign exchange on cash	(118)	40
Cash and cash equivalents at end of period	$4,335	$3,613
Operating activities
Cash provided by operating activities for the three months ended March 31, 2018 was $38.0 million, an increase of $4.6 million as compared to $33.4 million for the three months ended March 31, 2017. The increase is primarily the result of higher gross receipts and improved days sales outstanding combined with a reduction in inventory levels.

Investing activities
Cash used for investing activities was $0.4 million during the three months ended March 31, 2018 compared to $0.1 million in the prior period due to an investment to redesign our website to better integrate sales processing.
Financing activities
Net cash used for financing activities was $38.5 million during the three months ended March 31, 2018 compared to $35.9 million during the three months ended March 31, 2017. Financing activities during the three months ended March 31, 2018 included net payments on our revolving credit facility of $35.8 million and term loan repayments of $2.5 million. Financing activities during the three months ended March 31, 2017 included net payments on our revolving credit facility of $35.9 million.
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
We believe the combination of our revolving credit facility, long-term debt and cash flow generated by our gaming headset business will provide the necessary liquidity to fund our annual working capital needs.

Foreign cash balances at March 31, 2018 and December 31, 2017 were $1.2 million and $0.1 million, respectively.

Revolving Credit Facility
On March 5, 2018, Turtle Beach and certain of its subsidiaries entered into an amended and restated loan, guaranty and security agreement (“Credit Facility”) with Bank of America, N.A. (“Bank of America”), as Agent, Sole Lead Arranger and Sole Bookrunner, which replaced the then existing asset-based revolving loan agreement. The Credit Facility, which expires on March 5, 2023, provides for a line of credit of up to $60 million inclusive of a sub-facility limit of $12 million for TB Europe, a wholly-owned subsidiary of Turtle Beach. The Credit Facility may be used for working capital, the issuance of bank guarantees, letters of credit and other corporate purposes.
The maximum credit availability for loans and letters of credit under the Credit Facility is governed by a borrowing base determined by the application of specified percentages to certain eligible assets, primarily eligible trade accounts receivable and inventories, and is subject to discretionary reserves and revaluation adjustments.

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for U.S. base rate loans and between 1.50% to 2.25% for U.S. LIBOR loans and U.K. loans. As of March 31, 2018, interest rates for outstanding borrowings were 5.75% for base rate loans and 3.74% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

The Company is subject to monthly financial covenant testing for so long as revolving commitments or obligations are outstanding. The Credit Facility requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 on the last day of each month, a consolidated leverage ratio of greater than 3.00 to 1.00, as well as a limit to Capital Expenditures and HyperSound Division Net Operating Disbursement (as defined in the Credit Facility).

The Credit Facility also contains affirmative and negative covenants that, subject to certain exceptions, limit our ability to take certain actions, including the Company's ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and transactions with affiliates and encumber and dispose of assets. Obligations under the Credit Facility are secured by a security interest and lien upon substantially all of the Company's assets.
As of March 31, 2018, the Company was in compliance with all financial covenants, as amended, and excess borrowing availability was approximately $19.6 million.

Term Loan Due 2018

On December 29, 2014, the Company amended the Credit Facility with Bank of America to enter in to an additional loan (the “Term Loan Due 2018”) for the repayment of $7.7 million of then existing subordinated debt and accrued interest. The Term Loan Due 2018 resulted in modified financial covenants while it was outstanding, at an interest rate of LIBOR for the applicable interest period plus 5% and subject to equal monthly installments beginning on April 1, 2015 and ending on October 1, 2018, reflecting a six month waiver. On March 5, 2018, the Company repaid the remaining $1.3 million principal balance.

Term Loan Due 2019

On July 22, 2015, the Company and its subsidiaries, entered into a term loan, guaranty and security agreement (the “Term Loan Due 2019”) with Crystal Financial LLC, as agent, sole lead arranger and sole bookrunner, Crystal Financial SPV LLC and the other persons party thereto (“Crystal”), which provided for an aggregate term loan commitment of $15 million with an interest rate per annum equal to the 90-day LIBOR rate plus 10.25%. Under the terms of the Term Loan Due 2019, the Company was required to make payments of interest in arrears on the first day of each month beginning August 1, 2015 and repay the principal in monthly payments that began January 1, 2016, inclusive of a nine month waiver, with a final payment on June 28, 2019, the maturity date.

Term Loan Due 2023

On March 5, 2018, the Company and its subsidiaries, entered into an amended, extended and restated term loan, guaranty and security agreement (the “Term Loan Due 2023”) with Crystal, as agent, sole lead arranger and sole bookrunner and the Lenders from time to time party thereto, which replaced the then existing Term Loan Due 2019 and provides for a maximum aggregate term loan of $12.5 million, at an interest rate per annum equal to the 90-day LIBOR rate plus 6.75%. As of March 31, 2018, $9.2 million was outstanding with the additional $3.3 million borrowed on May 2, 2018. Under the terms of the Term Loan Due 2023, the Company is required to make payments of interest in arrears on the first day of each month and will repay the principal in monthly payments beginning April 1, 2019 with a final payment on March 5, 2023, the maturity date.

The Term Loan Due 2023 is secured by a security interest in substantially all of the Company and each of its subsidiaries' working capital assets and is subject to the first-priority lien of Bank of America, as agent, under the Credit Facility, other than with respect to equipment, fixtures, real property interests, intellectual property, intercompany property, intercompany indebtedness, equity interest in their subsidiaries, and certain other assets specified in an inter-creditor agreement between Bank of America and Crystal.

The Company and its subsidiaries are required to comply with various customary covenants including, (i) maintaining a fixed charge coverage ratio of at least 1.10 to 1.00, (ii) maintaining a Consolidated Leverage Ratio (as defined in the Term Loan Due 2023) to be measured on the last day of each month while the term loans are outstanding of no more than 3.00:1, (iii) not making capital expenditures in excess of the amount stated therein in any year until December 31, 2023, (iv) restrictions on the Company’s and its subsidiaries ability to prepay its subordinated notes, pay dividends, incur debt, create or suffer liens and engage in certain fundamental transactions and (v) an obligation to provide certain financial and other information.

The Term Loan Due 2023 contains customary representations, mandatory prepayment events and events of default, including defaults triggered by the failure to make payments when due, breaches of covenants and representations, material impairment in the perfection of Crystal’s security interest in the collateral and events related to bankruptcy and insolvency of the Company and its subsidiaries. Upon an event of default, Crystal may declare all outstanding obligations immediately due and payable (along with a prepayment fee), a default rate of an additional 2.0% may be applied to amounts outstanding and may take other actions including collecting or taking such other action with respect to the collateral pledged in connection with the term loan.

As of March 31, 2018, the Company was in compliance with all the financial covenants.

Subordinated Notes - Related Party
During 2015, the Company issued a $5.0 million subordinated note (the “April Note”), subordinated notes (the “May Notes”) with an aggregate principal amount of $3.8 million and a subordinated note (the “June Note”) with an aggregate principal amount of $9.0 million to SG VTB Holdings, LLC, the Company’s largest stockholder (“SG VTB”), and a trust affiliated with

Ronald Doornink, the Chairman of the Company's board of directors (the “Board”). The notes were issued with an interest rate of (i) 10% per annum for the first year and (ii) 20% per annum for all periods thereafter, with interest accruing and being added to the principal amount of the note quarterly.
On June 22, 2015, the Company amended and restated each of its outstanding subordinated notes (the “Amended Notes”). The obligations of the Company under the Amended Notes are subordinate and junior to the prior payment of amounts due under the then existing credit facility and term loans. In addition, the stated maturity date of the Amended Notes was extended to September 29, 2019, subject to acceleration in certain circumstances, such as a change of control in the Company. The Amended Notes were issued with an interest rate per annum equal to LIBOR plus 10.5% and were paid-in-kind by adding the amount to the principal amount due. Further, as consideration for the concessions in the Amended Notes, the Company issued warrants to purchase 0.4 million of the Company’s common stock at an exercise price of $10.16 per share.

On November 16, 2015, the Company issued a $2.5 million subordinated note (the “November Note”) to SG VTB, the proceeds of which, as set forth in the amendment to the Term Loan Due 2019, were applied against the outstanding balance of the Term Loan Due 2019. The November Note was issued with an interest rate of 15% per annum until its maturity date, which was September 29, 2019, and was subordinated to all senior debt of the Company.

In consideration of the credit extended under the November Note, VTB and VTBH entered into a Third Lien Continuing Guaranty, (as amended, the “Third Lien Guaranty”), under which they guarantee and promise to pay to SG VTB, any and all obligations of the Company under the November Note. To secure the Company's obligations under the November Note and the Third Lien Guaranty, the Company entered into a Third Lien Security Agreement, dated as of November 16, 2015, pursuant to which Stripes was granted a security interest upon all property of the VTB and VTBH until the payment in full of the Subordinated Note or the release of the guarantee or collateral, as applicable. Concurrent with entering into the November Note and Third Lien Guaranty, the Company also issued a warrant to purchase 0.3 million shares of the Company’s common stock at an exercise price of $8.00 per share.

On March 5, 2018, the Company amended and restated the Amended Notes with an aggregate principal amount of $18.9 million and the November Note with an aggregate principal amount of $3.5 million. The amended subordinated notes bear in-kind interest at a rate of (i) LIBOR plus 9.1% per annum until March 5, 2020 (or, solely with respect to the November Note, until September 5, 2018) or until its maturity date, which is June 5, 2023, provided that its principal amount is reduced by a specified amount by the six month anniversary of the restatement effective date and (ii) LIBOR plus 10.5% per annum (or, solely with respect to the November Note, 15.0% if the prepayment described above does not occur) until its maturity date.

Series B Redeemable Preferred Stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. We are required to redeem the Series B Redeemable Preferred Stock on the earlier to occur of September 28, 2030 or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. The redemption value was $19.3 million and $18.9 million as of March 31, 2018 and December 31, 2017, respectively.
On April 23, 2018, the Company entered into a series of transactions pursuant to which the Series B Preferred Stock was retired in exchange for a combination of 1,307,143 shares of common stock and wholly-funded warrants exercisable for 550,000 shares of common stock. Refer to Note 13. “Exchange Transactions and Settlement” for further details.
Stock Warrants
In connection with and as consideration for the concessions in the Amended Notes, the Company issued to SG VTB and a trust affiliated with Ronald Doornink, the Chairman of the Board, warrants to purchase 0.4 million shares of the Company’s common stock at an exercise price of $10.16 per share. The warrants are exercisable for a period of five years beginning on the date of issuance, July 22, 2015. The exercise price and the number of shares of Common Stock purchasable are subject to adjustment and do not carry any voting rights or other rights as a stockholder of the Company prior to exercise.

In connection with the November Note, the Company issued warrants to purchase 0.3 million shares of the Company’s common stock at an exercise price of $8.00 per share to SG VTB. The exercise price and the number of shares are subject to standard anti-dilution adjustments and do not carry any voting rights as a stockholder of the Company prior to exercise. The warrants are exercisable for a period of ten years beginning on the date of issuance and does not entitle the holder to any voting rights or other rights as a stockholder of the Company prior to exercise. The shares issuable upon exercise of the warrants are also subject to the “demand” and “piggyback” registration rights set forth in the in the Company’s Stockholder Agreement, dated August 5, 2013, as amended July 10, 2014.

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
Except for the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as described herein, there have been no material changes to the critical accounting policies and estimates from the information provided in Note 1 to our consolidated financial statements in our Annual Report.

See Note 2, “Summary of Significant Accounting Policies,” to the condensed consolidated financial statements contained hereinfor a complete discussion of recent accounting pronouncements. We are currently evaluating the impact of certain recently issued guidance on our financial condition and results of operations in future periods.

Item 3 - Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact a company's financial position due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates and inflation.

To date, the Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of March 31, 2018 and December 31, 2017, we did not have any derivative financial instruments.
Interest Rate Risk
The Company's total variable rate debt was comprised of $9.2 million presented as a Term Loan and $22.6 million of Subordinated Notes. A hypothetical 10% increase in borrowing rates would not result in a material increase in interest expense on the existing principal balances.
Foreign Currency Exchange Risk
The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of March 31, 2018 and December 31, 2017, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

Inflation Risk
The Company is exposed to market risk due to the possibility of inflation, such as increases in the cost of its products. Although the Company does not believe that inflation has had a material impact on its financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on the Company’s ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenue if the selling prices of products do not increase proportionately with these increased costs.

Item  4 - Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

We assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. In making this assessment, we used the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, we concluded that, as of March 31, 2018, our internal control over financial reporting was effective.

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2018.

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
In addition to cash flow generated from operations, we finance our operations with a revolving credit facility (the “Credit Facility”) provided by Bank of America, as Agent, Sole Lead Arranger and Sole Bookrunner and our term loan (the “Term Loan”) provided by Crystal Financial LLC (“Crystal”), as Agent, Sole Lead Arranger and Sole Bookrunner. If we are unable to comply with the financial and other covenants contained in the Credit Facility or the Term Loan (collectively, the “Loan Documents”) and are unable to obtain a waiver under the applicable Loan Documents, Bank of America or Crystal, as applicable, may declare the outstanding borrowings under the applicable Loan Documents immediately due and payable. Such an event would have an immediate and material adverse impact on our business, results of operations and financial condition.

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
The Loan Documents contain financial and other covenants that we are obligated to maintain. If we violate any of these covenants, we will be in default under the applicable Loan Documents. These covenants include restrictions that prohibit or otherwise limit our ability to pay dividends, incur additional indebtedness, acquire assets or engage in certain other types of transactions. If a default occurs and is not timely cured or waived, Bank of America or Crystal, as applicable, could seek remedies against us, including termination or suspension of obligations to make loans and issue letters of credit and acceleration of amounts due under the applicable Loan Documents. No assurance can be given that we will be able to maintain compliance with these covenants in the future. The Credit Facility is asset based and can only be drawn down in an amount to which eligible collateral exists and can be negatively impacted by extended collection of accounts receivable, unexpectedly high product returns and slow moving inventory, among other factors. As of the date of this Report, we were in compliance with our covenants under the Loan Documents.
The Credit Facility and Term Loans provide our lenders with a first-priority lien against substantially all of our working capital assets, including trade accounts receivable, inventories, and intellectual property and contains certain restrictions on our ability to take certain actions.
The Credit Facility and Term Loan contain certain financial covenants and other restrictions that limit our ability, among other things, to incur certain additional indebtedness; pay dividends and repurchase stock; make certain investments and other payments; enter into certain mergers or consolidations; engage in sale and leaseback transactions and transactions with affiliates; and encumber and dispose of assets.
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
We have had, and may continue to have, actions brought against us by stockholders in connection with the merger, past transactions, changes in our stock price or other matters. Any such claims, whether or not resolved in our favor, could divert our management and other resources from the operation of our business and otherwise result in unexpected and substantial expenses that would adversely and materially impact our business, financial condition and operating results. For example, and as further described in Item 3, “Legal Proceedings,” and Note 12, “Commitments and Contingencies,” we are involved in legal proceedings related to the merger of VTBH and Paris Acquisition Corp. involving certain of our stockholders.
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
Risks Related to Ownership of our Common Stock
Our principal stockholders and management exert significant control over matters subject to stockholder approval.
As of April 30, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 40.2% of our outstanding voting stock. As a result, these stockholders will be able to exert significant control over the outcome of matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents, or the approval of any merger, sale of assets or other major corporate transaction. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Item  5 - Other Information

None.

Item 6. Exhibits

10.1
Amended and Restated Loan, Guaranty and Security Agreement, dated as of March 5, 2018,  by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., Turtle Beach Europe Limited, VTB Holdings, Inc., the financial institutions party thereto and Bank of America, N.A., as administrative agent, collateral agent and security trustee for the lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2018).

10.2
Amended and Restated Term Loan, Guaranty and Security Agreement, dated as of March 5, 2018,  by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., Turtle Beach Europe Limited, VTB Holdings, Inc., Crystal Financial SPV LLC, Crystal Financial LLC, the other financial institutions party thereto and Crystal Financial LLC as administrative agent, collateral agent and security trustee for the lenders (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2018).

10.3
Second Amended and Restated Subordinated Promissory Note, dated as of March 5, 2018, issued by Turtle Beach Corporation in favor of SG VTB Holdings, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2018)

10.4
Second Amended and Restated Subordinated Promissory Note, dated as of March 5, 2018, issued by Turtle Beach Corporation in favor of Doornink Revocable Living Trust (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2018).

10.5
Second Amended and Restated Subordinated Promissory Note, dated as of March 5, 2018, issued by Turtle Beach Corporation in favor of SG VTB Holdings, LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2018)

10.6
Second Amended and Restated Subordinated Promissory Note, dated as of March 5, 2018, issued by Turtle Beach Corporation in favor of SG VTB Holdings, LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2018)

10.7
Amended and Restated Subordinated Promissory Note, dated as of March 5, 2018, issued by Turtle Beach Corporation in favor of SG VTB Holdings, LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2018)

10.8
Omnibus Amendment and Reaffirmation Agreement, dated as of March  5, 2018, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., Turtle Beach Europe Limited, VTB Holdings, Inc., SG VTB Holdings, LLC, Crystal Financial LLC and Bank of America, N.A. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2018)

31.1
Certification of Juergen Stark, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

TURTLE BEACH CORPORATION

Date:	May 9, 2018	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)