Form 10-Q
period 2018-06-30
Turtle Beach Corp
filed 2018-08-06
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock, par value $0.001 per share, outstanding on July 31, 2018 was 13,796,031.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Turtle Beach Corporation
Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$9,108	$5,247
Accounts receivable, net	34,582	50,534
Inventories	28,043	27,518
Prepaid expenses and other current assets	5,190	3,467
Total Current Assets	76,923	86,766
Property and equipment, net	2,839	4,677
Intangible assets, net	1,196	1,404
Deferred income taxes	127	362
Other assets	1,095	1,042
Total Assets	$82,180	$94,251
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Revolving credit facility	$—	$38,467
Term loans	375	4,173
Accounts payable	29,976	13,459
Other current liabilities	14,061	11,451
Total Current Liabilities	44,412	67,550
Term loans, long-term portion, net of unamortized debt issuance costs of $734 and $759	11,391	6,789
Series B redeemable preferred stock	—	18,921
Subordinated notes - related party, net of unamortized discount of $811 and $1,075	19,092	20,836
Other liabilities	2,311	2,312
Total Liabilities	77,206	116,408
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock, $0.001 par value - 25,000,000 shares authorized; 13,794,251 and 12,349,449 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	14	12
Additional paid-in capital	167,668	148,082
Accumulated deficit	(162,390)	(170,048)
Accumulated other comprehensive loss	(318)	(203)
Total Stockholders' Equity (Deficit)	4,974	(22,157)
Total Liabilities and Stockholders' Equity (Deficit)	$82,180	$94,251

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands, except per-share data)
Net revenue	$60,805	$19,112	$101,691	$33,464
Cost of revenue	40,528	12,811	66,385	24,947
Gross profit	20,277	6,301	35,306	8,517
Operating expenses:
Selling and marketing	6,818	5,529	12,747	9,978
Research and development	1,327	1,697	2,656	3,087
General and administrative	3,863	4,070	7,848	8,241
Restructuring charges	—	(30)	—	268
Total operating expenses	12,008	11,266	23,251	21,574
Operating income (loss)	8,269	(4,965)	12,055	(13,057)
Interest expense	1,258	1,835	3,263	3,675
Other non-operating expense (income), net	410	(214)	165	(265)
Income (loss) before income tax	6,601	(6,586)	8,627	(16,467)
Income tax expense	300	475	364	520
Net income (loss)	$6,301	$(7,061)	$8,263	$(16,987)

Net income (loss) per share:
Basic	$0.47	$(0.57)	$0.64	$(1.38)
Diluted	$0.40	$(0.57)	$0.56	$(1.38)
Weighted average number of shares:
Basic	13,401	12,337	12,877	12,325
Diluted	15,644	12,337	14,816	12,325

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)
Net income (loss)	$6,301	$(7,061)	$8,263	$(16,987)

Other comprehensive income (loss):
Foreign currency translation adjustment	(270)	118	(115)	158
Other comprehensive income (loss)	(270)	118	(115)	158
Comprehensive income (loss)	$6,031	$(6,943)	$8,148	$(16,829)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,263	$(16,987)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,204	2,213
Amortization of intangible assets	156	170
Amortization of debt financing costs	642	781
Stock-based compensation	822	817
Accrued interest on Series B redeemable preferred stock	501	702
Paid-in-kind interest	1,256	1,196
Deferred income taxes	235	(43)
Reversal of sales returns reserve	(489)	(2,438)
Provision for doubtful accounts	144	3
Provision for obsolete inventory	1,766	1,689
Loss on disposal of property and equipment	93	—
Changes in operating assets and liabilities:
Accounts receivable	15,692	47,073
Inventories	(2,291)	(907)
Accounts payable	16,461	(601)
Prepaid expenses and other assets	(1,723)	(505)
Income taxes payable	293	329
Other liabilities	2,316	(6,845)
Net cash provided by operating activities	46,341	26,647
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(402)	(506)
Net cash used for investing activities	(402)	(506)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	81,991	51,909
Repayment of revolving credit facilities	(120,458)	(82,638)
Repayment of capital leases	—	(4)
Proceeds from term loan	3,265	—
Repayment of term loan	(2,485)	(427)
Repayment of subordinated notes - related party	(3,265)	—
Settlement of Series B Preferred Stock	(1,390)	—
Proceeds from exercise of stock options	734	—
Debt financing costs	(405)	—
Net cash used for financing activities	(42,013)	(31,160)
Effect of exchange rate changes on cash and cash equivalents	(65)	74
Net decrease in cash and cash equivalents	3,861	(4,945)
Cash and cash equivalents - beginning of period	5,247	6,183
Cash and cash equivalents - end of period	$9,108	$1,238

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$763	$918
Cash paid for income taxes	$—	$—
Exchange of Series B Preferred Stock	$18,032	$—

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands)
Balance at December 31, 2017	12,349	$12	$148,082	$(170,048)	$(203)	$(22,157)
Cumulative effect of the adoption of ASC 606	—	—	—	(605)	—	(605)
Issuance of common stock in exchange for Series B preferred stock, net of issuance costs	1,307	1	18,031			18,032
Issuance of restricted stock	28	—	—			—
Net income	—	—	—	8,263	—	8,263
Other comprehensive income	—	—	—	—	(115)	(115)
Stock options exercised	110	1	733	—	—	734
Stock-based compensation		—	822	—	—	822
Balance at June 30, 2018	13,794	$14	$167,668	$(162,390)	$(318)	$4,974

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

The December 31, 2017 Condensed Consolidated Balance Sheet has been derived from the Company's most recent audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 6, 2018 (“Annual Report”).

These financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Annual Report that contains information useful to understanding the Company's businesses and financial statement presentations.

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

The Company's significant accounting policies are included in Note 1 of the Annual Report on Form 10-K for the year ended December 31, 2017. As described further in “Recent Accounting Pronouncements” below, on January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Turtle Beach's

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

transition to the new revenue standard did not result in a material adjustment to opening retained earnings and the Company expects the adoption of the new standard to have an immaterial impact to its results of operations on an ongoing basis.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In 2018, the Company adopted ASU 2014-09 using the modified retrospective approach, and recorded a net decrease to beginning retained earnings of $0.6 million reflecting the cumulative impact of adoption. The impact to beginning retained earnings was due to certain price concessions and right of return arrangements recorded as part of the transaction price determination. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, Revenue from Contracts with Customers while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition.

In February 2016, the FASB issued ASU No. 2016-02, Leases, that introduces the recognition of a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term, and a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis for all leases (with the exception of short-term leases). The guidance will be effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company has not yet selected a transition method or determined the effect on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce diversity in practice and cost and complexity when applying the guidance to a change to the terms or conditions of a share-based payment award. This update provides that an entity will not have to account for the effects of a modification if: (i) the fair value of the modified award is the same immediately before and after the modification; (ii) the vesting conditions of the modified award are the same immediately before and after the modification; and (iii) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. The Company adopted these amendments in the first quarter of 2018, which did not have a material impact upon our financial condition or results of operations.
In June 2018, the FASB issued ASU 2018-07, Improvements to Non-employee Share-Based Payment Accounting that expands the scope of Topic 718, Compensation—Stock Compensation, to include share-based payments issued to non-employees for

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

goods or services and substantially aligned the accounting for share-based payments to non-employees and employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on the financial statements and related disclosures.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and debt instruments. As of June 30, 2018 and December 31, 2017, there were no outstanding financial assets and liabilities recorded at fair value on a recurring basis and the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$9,108	$9,108	$5,247	$5,247
Revolving credit facility	—	—	38,467	38,467
Term loans	12,500	13,020	11,721	11,329
Subordinated notes	19,903	22,394	21,911	22,442

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4. Allowance for Sales Returns
The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$4,260	$3,033	$5,533	$4,591
Reserve accrual	5,184	951	8,441	2,082
Recoveries and deductions, net	(4,400)	(1,831)	(8,930)	(4,520)
Balance, end of period	$5,044	$2,153	$5,044	$2,153
Note 5. Composition of Certain Financial Statement Items
Inventories
Inventories consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Raw materials	$1,581	$837
Finished goods	26,462	26,681
Total inventories	$28,043	$27,518
Property and Equipment, net
Property and equipment, net, consists of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Machinery and equipment	$1,506	$1,396
Software and software development	300	383
Furniture and fixtures	530	525
Tooling	1,997	1,968
Leasehold improvements	1,327	1,318
Demonstration units and convention booths	9,308	11,719
Total property and equipment, gross	14,968	17,309
Less: accumulated depreciation and amortization	(12,129)	(12,632)
Total property and equipment, net	$2,839	$4,677

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

Other Current Liabilities
Other current liabilities consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Accrued vendor expenses	$242	$652
Accrued royalties	4,361	2,848
Accrued employee expenses	2,302	2,510
Accrued freight	2,242	130
Accrued expenses	4,914	5,311
Total other current liabilities	$14,061	$11,451
Note 6. Goodwill and Other Intangible Assets
Acquired Intangible Assets
Acquired identifiable intangible assets, and related accumulated amortization, as of June 30, 2018 and December 31, 2017 consist of:

	June 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$4,356	$1,440
Foreign currency	(997)	(753)	(244)
Total Intangible Assets	$4,799	$3,603	$1,196

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$4,173	$1,623
Foreign currency	(899)	(680)	(219)
Total Intangible Assets	$4,897	$3,493	$1,404
In connection with the October 2012 acquisition of TB Europe, the acquired intangible asset related to customer relationships is being amortized over an estimated useful life of thirteen years with the amortization being included within sales and marketing expense.

Amortization expense related to definite lived intangible assets of $0.1 million and $0.2 million was recognized for the three and six months ended June 30, 2018, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2018, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2018	$183
2019	307
2020	258
2021	217
2022	182
Thereafter	293
Total	$1,440
Note 7. Revolving Credit Facility and Long-Term Debt

	June 30, 2018	December 31, 2017
	(in thousands)
Revolving credit facility, maturing March 2023	$—	$38,467

Term Loan Due 2018	—	1,923
Term Loan Due 2019	—	9,798
Term Loan Due 2023	12,500	—
Less: unamortized deferred financing fees	734	759
Total Term Loans	11,766	10,962

Subordinated notes - related party	19,903	21,911
Less: unamortized debt discount	811	1,075
Total Subordinated notes	19,092	20,836
Total outstanding debt	30,858	70,265
Less: current portion of revolving credit facility	—	(38,467)
Less: current portion of term loans	(375)	(4,173)
Total noncurrent portion of long-term debt	$30,483	$27,625
Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $1.0 million and $2.5 million for the three and six months ended June 30, 2018, respectively, and $1.3 million and $2.7 million for three and six months ended June 30, 2017, respectively. This includes related party interest of $0.7 million and $1.3 million for the three and six months ended June 30, 2018, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2017, respectively, incurred in connection with the subordinated notes.
Amortization of deferred financing costs was $0.2 million and $0.6 million for the three and six months ended June 30, 2018, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2017, respectively. In connection with the Company's amendment and restatement of its Credit Facility (as noted below), the Company incurred $0.4 million of financing costs that have been deferred and will be recognized over the term of the respective agreements.
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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for U.S. base rate loans and between 1.50% to 2.25% for U.S. LIBOR loans and U.K. loans. As of June 30, 2018, interest rates for outstanding borrowings were 5.50% for base rate loans and 3.74% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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
As of June 30, 2018, the Company was in compliance with all financial covenants, as amended, and excess borrowing availability was approximately $30.5 million.
Term Loans
Term Loan Due 2018

On December 29, 2014, the Company amended the Credit Facility with Bank of America to enter in to an additional loan (the “Term Loan Due 2018”) for the repayment of $7.7 million of then existing subordinated debt and accrued interest. The Term Loan Due 2018 resulted in modified financial covenants while it was outstanding, had an interest rate of LIBOR plus 5% and was subject to equal monthly installments beginning on April 1, 2015 and ending on October 1, 2018, reflecting a six month waiver. On March 5, 2018, the Company repaid the remaining $1.3 million principal balance.

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

Term Loan Due 2023

On March 5, 2018, the Company and its subsidiaries, entered into an amended, extended and restated term loan, guaranty and security agreement (the “Term Loan Due 2023”) with Crystal, as agent, sole lead arranger and sole bookrunner and the Lenders from time to time party thereto, which replaced the then existing Term Loan Due 2019 and provides for a maximum aggregate term loan of $12.5 million, at an interest rate per annum equal to the 90-day LIBOR rate plus 6.75%. As of June 30, 2018, $12.5 million was outstanding with the additional $3.3 million borrowed on May 2, 2018. Under the terms of the Term Loan Due 2023, the Company is required to make payments of interest in arrears on the first day of each month and will repay the principal in monthly payments beginning April 1, 2019, with a final payment on March 5, 2023, the maturity date.

The Term Loan Due 2023 is secured by a security interest in substantially all of the Company and each of its subsidiaries' working capital assets and is subject to the first-priority lien of Bank of America, as agent, under the Credit Facility, other than

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The Term Loan Due 2023 contains customary representations, mandatory prepayment events and events of default, including defaults triggered by the failure to make payments when due, breaches of covenants and representations, material impairment in the perfection of Crystal’s security interest in the collateral and events related to bankruptcy and insolvency of the Company and its subsidiaries. Upon an event of default, Crystal may declare all outstanding obligations immediately due and payable (along with a prepayment fee), impose a default rate of an additional 2.0% to amounts outstanding and may take other actions including collecting or taking such other action with respect to the collateral pledged in connection with the term loan.

As of June 30, 2018, the Company was in compliance with all the financial covenants.

Subordination Agreement
On November 16, 2015, as a condition precedent to the Company's lenders permitting the Company to enter into certain subordinated notes, the Company entered into a subordination agreement with and between Bank of America and Crystal, pursuant to which the parties agreed that the Company's obligations under any such notes would be subordinate in right of payment to the payment in full of all the Company’s obligations under the Credit Facility, the then existing Term Loan Due 2019 and the current Term Loan Due 2023.
Subordinated Notes - Related Party
During 2015, the Company issued a $5.0 million subordinated note (the “April Note”), subordinated notes (the “May Notes”) with an aggregate principal amount of $3.8 million and a subordinated note (the “June Note”) with an aggregate principal amount of $9.0 million to SG VTB Holdings, LLC, the Company’s largest stockholder (“SG VTB”), and a trust affiliated with Ronald Doornink, the Chairman of the Company's board of directors (the “Board”). The subordinated notes were issued with an interest rate of (i) 10% per annum for the first year and (ii) 20% per annum for all periods thereafter, with interest accruing and being added to the principal amount of the note quarterly.
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

In consideration of the credit extended under the November Note, VTB and VTBH entered into a Third Lien Continuing Guaranty, (as amended, the “Third Lien Guaranty”), under which they guarantee and promise to pay to SG VTB, any and all obligations of the Company under the November Note. To secure the Company's obligations under the November Note and the Third Lien Guaranty, the Company entered into a Third Lien Security Agreement, dated as of November 16, 2015, pursuant to which Stripes was granted a security interest upon all property of the VTB and VTBH until the payment in full of the Amended Notes and November Note or the release of the guarantee or collateral, as applicable. Concurrent with entering into the

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

November Note and Third Lien Guaranty, the Company also issued a warrant to purchase 0.3 million shares of the Company’s common stock at an exercise price of $8.00 per share.

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

On May 4, 2018, the Company satisfied the repayment provision with a $3.3 million repayment of the November Note with funds from the Term Loan Due 2023. Further, on August 3, 2018, the Company paid down an additional $5.0 million with funds from operations.

SG VTB is an affiliate of Stripes Group LLC (“Stripes”), a private equity firm focused on internet, software, healthcare IT and branded consumer products businesses. Kenneth A. Fox, one of our directors, is the managing general partner of Stripes and the sole manager of SG VTB, and Ronald Doornink, our Chairman of the Board, is an operating partner of Stripes.

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

The following table presents our income tax expense (benefit) and effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Income tax expense	$300	$475	$364	$520
Effective income tax rate	4.5%	(7.2)%	4.2%	(3.2)%

Income tax expense for the three and six months ended June 30, 2018 was $0.3 million at an effective tax rate of 4.5% and, $0.4 million at an effective tax rate of 4.2%, respectively. Income tax expense for the three and six months ended June 30, 2017 was $0.5 million at an effective tax rate of (7.2)% and $0.5 million at an effective tax rate of (3.2)%, respectively. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

The Company is subject to income taxes domestically and in various foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining its provision for income taxes.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statement of operations. As of June 30, 2018, the Company had uncertain tax positions of $2.3 million, inclusive of $0.8 million of interest and penalties.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2013 through 2016, and the state tax years open under the statute of limitations are 2012 through 2016. The Company's federal income tax return for year ended December 31, 2015 is currently under IRS examination.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9. Stock-Based Compensation
Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company's stock-based awards, was comprised as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$313	$(1)	$331	$(86)
Selling and marketing	30	20	55	56
Research and development	33	63	63	120
General and administrative	223	349	373	727
Total stock-based compensation	$599	$431	$822	$817

The following table presents the stock activity and the total number of shares available for grant as of June 30, 2018:

(in thousands)
Balance at December 31, 2017	387
Plan Amendment	1,500
Options granted	(445)
Restricted Stock granted	(198)
Forfeited/Expired shares added back	142
Balance at June 30, 2018	1,386
Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2017	1,740,103	$6.20	6.64	$6
Granted	445,195	3.55
Exercised	(109,681)	6.69
Forfeited	(142,297)	7.83
Outstanding at June 30, 2018	1,933,320	$5.44	7.40	$28,762,929
Vested and expected to vest at June 30, 2018	1,875,294	$5.56	7.34	$27,788,808
Exercisable at June 30, 2018	949,598	$7.42	5.69	$12,348,636
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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

reviews this assumption periodically and will adjust it if it is not representative of future forfeiture data and trends within employee types (executive vs. non-executive).
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $1.1 million for the six months ended June 30, 2018.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are the assumptions for options granted during the six months ended June 30, 2018.

Expected term (in years)	6.1
Risk-free interest rate	2.3% - 3.0%
Expected volatility	38.2% - 39.5%
Dividend rate	0%
Each of these inputs is subjective and generally requires significant judgment to determine.
The weighted average grant date fair value of options granted during the six months ended June 30, 2018 was $1.49. The total estimated fair value of employee options vested during the six months ended June 30, 2018 was $0.4 million. As of June 30, 2018, total unrecognized compensation cost related to non-vested stock options granted to employees was $1.4 million, which is expected to be recognized over a remaining weighted average vesting period of 3.0 years.
Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2017	41,867	3.84
Granted	198,247	17.60
Vested	(27,978)	4.02
Nonvested restricted stock at June 30, 2018	212,136	16.68
As of June 30, 2018, total unrecognized compensation cost related to the nonvested restricted stock awards, which will be recognized over a remaining weighted average vesting period of 3.0 years was minimal.

Stock Warrants
In connection with and as consideration for the concessions in the Amended Notes, the Company issued to SG VTB and a trust affiliated with Ronald Doornink, the Chairman of the Board, warrants to purchase an aggregate 0.4 million shares of the Company’s common stock at an exercise price of $10.16 per share. The warrants are exercisable for a period of five years beginning on the date of issuance, July 22, 2015. The exercise price and the number of purchasable shares of common stock are subject to adjustment and do not carry any voting rights or other rights as a stockholder of the Company prior to exercise.

In connection with the November Note, the Company issued warrants to purchase 0.3 million shares of the Company’s common stock at an exercise price of $8.00 per share to SG VTB. The exercise price and the number of purchasable shares of common stock are subject to standard anti-dilution adjustments and do not carry any voting rights as a stockholder of the Company prior to exercise. The warrants are exercisable for a period of ten years beginning on the date of issuance and do not entitle the holder to any voting rights or other rights as a stockholder of the Company prior to exercise.

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except per-share data)
Net income (loss)	$6,301	$(7,061)	$8,263	$(16,987)

Weighted average common shares outstanding — Basic	13,401	12,337	12,877	12,325
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	57	—	49	—
Dilutive effect of stock options	1,369	—	1,271	—
Dilutive effect of warrants	817	—	619	—
Weighted average common shares outstanding — Diluted	15,644	12,337	14,816	12,325
Net income (loss) per share:
Basic	$0.47	$(0.57)	$0.64	$(1.38)
Diluted	$0.40	$(0.57)	$0.56	$(1.38)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Stock options	19	1,602	19	1,591
Warrants	—	765	—	766
Unvested restricted stock awards	1	34	1	30
Total	20	2,401	20	2,387

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11. Segment and Geographic Information

The following tables show our net revenues, operating income and total assets by our reporting segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Revenues	(in thousands)
Headset	$60,805	$19,084	$101,673	$33,344
HyperSound	—	28	18	120
Total	$60,805	$19,112	$101,691	$33,464

Operating Income (Loss)
Headset	$8,369	$(4,542)	$12,166	$(11,598)
HyperSound	(100)	(423)	(111)	(1,459)
Total	8,269	(4,965)	12,055	(13,057)
Interest Expense	1,258	1,835	3,263	3,675
Other non-operating expense (income), net	410	(214)	165	(265)
Income (loss) before income tax	$6,601	$(6,586)	$8,627	$(16,467)

	June 30, 2018	December 31, 2017
Total Assets	(in thousands)
Headset	$82,194	$94,114
HyperSound (1)	36,402	26,787
Eliminations	(36,416)	(26,650)
Total	$82,180	$94,251

(1) At June 30, 2018, HyperSound assets excluding eliminations, totaled less than $0.1 million.

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
North America	$45,967	$12,996	$78,951	$24,051
United Kingdom	7,628	2,124	11,657	3,978
Europe	5,858	2,769	9,105	3,937
Other	1,352	1,223	1,978	1,498
Total net revenues	$60,805	$19,112	$101,691	$33,464

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

Shareholders Class Action: On August 5, 2013, VTBH and the Company (f/k/a Parametric) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company. Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a Merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company's Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada cases denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. On September 14, 2017, a unanimous en banc panel of the Nevada Supreme Court granted defendants’ petition for writ of mandamus and ordered the trial court to dismiss the complaint but provided a limited basis upon which plaintiffs could seek to amend their complaint. Plaintiffs amended their complaint on December 1, 2017 to assert the same claims in a derivative capacity on behalf of the Company, as a well as in a direct capacity, against VTBH, Stripes Group, LLC, SG VTB Holdings, LLC, and the former members of the Company’s Board of Directors. All defendants moved to dismiss this amended complaint on January 2, 2018, and those motions were denied on March 13, 2018. Defendants petitioned the Nevada Supreme Court to reverse this ruling on April 18, 2018. On June 15, 2018, the Nevada Supreme Court denied defendants’ writ petition without prejudice. The district court subsequently entered a pretrial schedule and set trial for November 2019.

Commercial Dispute: On July 20, 2016, Bigben Interactive S.A. (“BigBen”) filed a statement of claim before the Regional Court of Berlin, Germany against VTB, which statement of claim was formally serviced upon VTB on June 28, 2017.  The statement of claim alleges that VTB’s termination of a distribution agreement by and between BigBen and VTB breached the terms thereof and was invalid, and that BigBen is entitled to damages amounting to €5.0 million plus accrued interests thereon plus certain additional damages as a result of such invalid termination.  VTB filed its statement of defense with the court on September 21, 2017.  VTB maintains that its termination of the agreement was valid and that BigBen’s claims against it are without merit. VTB's statement of defense was submitted to the plaintiff. BigBen submitted additional written pleadings on January 4, 2018 and on April 19, 2018. VTB submitted further written pleadings on March 20, 2018 and March 29, 2018. VTB argues inter alia that the courts of Berlin do not have jurisdiction. On April 23, 2018, an oral hearing was held at the Regional Court of Berlin that focused exclusively on the question of jurisdiction. Following such oral hearing, the court rendered an interim judgment by which it accepted jurisdiction. The parties are currently awaiting the court's decision on the further process in the litigation.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at June 30, 2018 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Warranties

We warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in accrued liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Warranty, beginning of period	$534	$589	$472	$639
Warranty costs accrued	210	54	444	114
Settlements of warranty claims	(162)	(113)	(334)	(223)
Warranty, end of period	$582	$530	$582	$530
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
On February 18, 2015, Dr. John Bonanno (“Dr. Bonanno”), the original holder of the Series B Redeemable Preferred Stock of VTB Holdings, Inc. (the “Series B Preferred Stock”) filed a complaint in Delaware Chancery Court alleging breach of contract. According to the complaint, the Merger purportedly triggered a contractual obligation for VTBH to redeem Dr. Bonanno's stock. Dr. Bonanno requested a declaratory judgment stating that he was entitled to damages, including a redemption of his stock valued at $15.1 million (equal to the original issue price of his stock plus accrued dividends) as well as other costs and expenses.

On April 23, 2018, the Company facilitated and entered into a series of transactions pursuant to which the Series B Preferred Stock was acquired from Dr. Bonanno by non-affiliate investors and subsequently retired. As part of the transactions, the Company entered into (i) an Exchange Agreement (the “Exchange Agreement”) with such non-affiliate investors pursuant to which the Company agreed to exchange the Series B Preferred Stock for an aggregate of 1,307,143 newly issued shares of the Company’s common stock and pre-funded warrants exercisable for an aggregate of 550,000 shares of the Company's common stock and (ii) a Settlement Agreement (the “Settlement Agreement”) with Dr. Bonanno

Pursuant to the Settlement Agreement, Dr. Bonanno agreed to discontinue certain previously disclosed claims and actions against the Company related to the Series B Preferred Stock, as well as to provide a release of the Company with respect to all such claims and any other claims related to Dr. Bonanno’s ownership or disposition of the Series B Preferred Stock. In connection with and as consideration thereof, the Company agreed to pay Dr. Bonanno a cash sum of $1.0 million to settle non-redemption claims in connection with the matter, and to pay an additional $1.25 million if a change of control transaction meeting certain specified requirements is consummated within three years of the date of the Settlement Agreement.

Accordingly, on April 26, 2018, all exchanged shares of Series B Preferred Stock were retired, and no shares of Series B Preferred stock remain outstanding. The redemption value of the Series B Preferred Stock was $19.4 million as of the transaction date, and $18.9 million as of December 31, 2017.

The Company assessed the relative fair values of the Series B Preferred Stock retired pursuant to the Exchange Agreement and the litigation settlement in the Settlement Agreement to determine the amount of the total transaction consideration transferred that was allocable to each component.  The Company determined the fair value of the Series B Preferred Stock to be greater than the total consideration transferred.  In addition, the Company was not able to reliably estimate the fair value of the litigation settlement. Based on these fair value assessments, the Company utilized the residual approach and first allocated proceeds to the Series B Preferred Stock, which resulted in no amount of the consideration being allocated to the litigation settlement.  Accordingly, the entire transaction was accounted for as an equity transaction with the difference between the carrying value of the Series B Preferred Stock and the fair value of the consideration transferred included in stockholders' equity.

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

In addition to console sales, the Xbox, PlayStation®, and PC gaming markets are driven by major games that encourage players to buy equipment and accessories. On Xbox and PlayStation®, tentpole games like Call of Duty®, Destiny, Battlefront, Grand Theft Auto and more recently Fortnite and PlayerUnknown's Battlegrounds are examples of major franchises that feature online multiplayer modes, which drive gaming headset sales. Many of these established franchises launch new titles annually leading into the holidays, which furthers the popularity of gaming headsets as gift items. As a result, the gaming headset business is highly seasonal, often with 45%-55% of the business occurring in the fourth quarter. The gaming headset business can also expand or contract based on the success of these major game launches.

During 2017, PlayerUnkown’s Battlegrounds introduced a new style of multiplayer game known as “battle royale,” where players compete in a large, but shrinking map until a single winner remains. Players can play on teams, and audio cues are very helpful to surviving, making headsets a key accessory for this type of game. Epic Games introduced Fortnite which includes a similar format in late 2017, but with a more kid-friendly feel. Both games have soared in popularity over the past several months with large and growing audiences of both players and spectators via content sharing platforms like Twitch, YouTube, Xbox’s Mixer, and PlayStation® Now.

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

Adjusted EBITDA (and a reconciliation to Net income (loss), the nearest GAAP financial measure) for the three and six months ended June 30, 2018 and 2017, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$6,301	$(7,061)	$8,263	$(16,987)
Interest expense	1,258	1,835	3,263	3,675
Depreciation and amortization	1,333	1,530	2,360	2,383
Stock-based compensation	599	431	822	817
Income tax expense	300	475	364	520
Restructuring charges	—	(30)	—	268
Business model transition charge	—	—	—	353
Adjusted EBITDA	$9,791	$(2,820)	$15,072	$(8,971)
Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Net income for the three months ended June 30, 2018 was $6.3 million compared to a net loss of $7.1 million in the prior year period, including $6.4 million of net income and $6.6 million of net loss attributable to the Headset business, respectively.

For the three months ended June 30, 2018, Adjusted EBITDA on a consolidated basis was $9.8 million compared to $(2.8) million, including investments of $0.2 million in the HyperSound business during the three months ended June 30, 2017. Net income and Adjusted EBITDA increased on higher revenues and fixed cost leveraging margin improvement as a result of strong consumer demand driven by the continued popularity of the “battle royale” style games Fortnite and PlayerUnknown’s Battlegrounds.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Net income for the six months ended June 30, 2018 was $8.3 million compared to a net loss of $17.0 million in the prior year period, including $8.4 million of net income and $15.5 million of net loss attributable to the Headset business, respectively.

For the six months ended June 30, 2018, Adjusted EBITDA on a consolidated basis was $15.1 million compared to $(9.0) million, including investments of $0.8 million in the HyperSound business, during the six months ended June 30, 2017. Net income and Adjusted EBITDA increased on higher revenues and fixed cost leveraging margin improvement as a result of strong consumer demand related to new “battle royale” style game launches Fortnite and PlayerUnknown’s Battlegrounds.

Results of Operations
The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Net revenue	$60,805	$19,112	$101,691	$33,464
Cost of revenue	40,528	12,811	66,385	24,947
Gross profit	20,277	6,301	35,306	8,517
Operating expenses	12,008	11,266	23,251	21,574
Operating income (loss)	8,269	(4,965)	12,055	(13,057)
Interest expense	1,258	1,835	3,263	3,675
Other non-operating expense (income), net	410	(214)	165	(265)
Income (loss) before income tax	6,601	(6,586)	8,627	(16,467)
Income tax expense	300	475	364	520
Net income (loss)	$6,301	$(7,061)	$8,263	$(16,987)

Net Revenue and Gross Profit
The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Net Revenue	$60,805	$19,112	$101,691	$33,464
Gross Profit	$20,277	$6,301	$35,306	$8,517
Gross Margin	33.3%	33.0%	34.7%	25.5%
Cash Margin (1)	34.0%	34.0%	35.3%	26.1%
(1) Excludes non-cash charges

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Net revenues for the three months ended June 30, 2018 were $60.8 million, a $41.7 million increase and more than triple the net revenues of $19.1 million in the comparable prior year period as blockbuster “battle royale” style games continued to drive significant gains in sales of gaming headsets from new gamers and upgrade purchases from existing players. Higher volumes across all channels were driven by demand for the Ear Force Recon 50 Series, Stealth 600 Series and Recon Chat headsets.

For the three months ended June 30, 2018, gross profit as a percentage of net revenue increased to 33.3% from 33.0% in the comparable prior year period. Headset margins were positively impacted by higher volume driving fixed-cost leveraging, and lower obsolescence reserves resulting from higher than normal first half sales volumes. These improvements were partially offset by incremental air freight ($2.8 million) as consumer demand depleted inventory levels.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Net revenues for the six months ended June 30, 2018 were $101.7 million, a $68.2 million increase and more than triple the net revenues of $33.5 million in the comparable prior year period. This increase was driven by higher volumes across all channels as the blockbuster releases of Fortnite and PlayerUnknown’s Battlegrounds helped fuel strong consumer demand and introduced new gamers into the gaming headset market where the Company was well-positioned to grow market share in our core markets.

For the six months ended June 30, 2018, gross profit as a percentage of net revenue increased to 34.7% from 25.5% in the comparable prior year period. Headset margins were positively impacted by higher volume driving fixed-cost leveraging and a less promotional environment as compared to the prior year period in which channel inventories were much higher than normal following weaker than expected 2016 performance of the major holiday game releases.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Selling and marketing	$6,818	$5,529	$12,747	$9,978
Research and development	1,327	1,697	2,656	3,087
General and administrative	3,863	4,070	7,848	8,241
Restructuring charges	—	(30)	—	268
Total operating expenses	$12,008	$11,266	$23,251	$21,574

By Segment:
Headset	$12,008	$10,901	$23,251	$20,735
HyperSound	$—	$365	$—	$839
Selling and Marketing
Selling and marketing expenses for the three months ended June 30, 2018 totaled $6.8 million, or 11.2% as a percentage of net revenues, compared to $5.5 million, or 28.9% as a percentage of net revenues, for the three months ended June 30, 2017. This increase was primarily due to variable sales-based commissions and compensation, expansion of our eSports presence and certain website related costs.

Selling and marketing expenses for the six months ended June 30, 2018 totaled $12.7 million, or 12.5% as a percentage of net revenues, compared to $10.0 million , or 29.8% as a percentage of net revenues, for the six months ended June 30, 2017. This increase was primarily due to variable sales-based commissions and compensation, higher volume-based web costs and increased marketing spend related to our website, eSports presence, in-store promotional material and direct media buys.

Research and Development
Research and development decreased slightly year-over-year on lower non-cash expenses as we continue to invest in the resources that we believe are necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies.

General and Administrative
General and administrative expenses for the three months ended June 30, 2018 totaled $3.9 million compared to $4.1 million for the three months ended June 30, 2017 as lower non-cash stock compensation charges and a reduction in professional service charges were partially offset by higher variable compensation costs.
General and administrative expenses for the six months ended June 30, 2018 totaled $7.8 million compared to $8.2 million for the six months ended June 30, 2017. In addition to certain royalty settlements in the comparable prior-year period, the reduction was attributable to lower non-cash stock compensation charges and a reduction in professional service charges, partially offset by certain other fees related to debt refinance activities and higher legal costs.

Interest Expense
For the three and six months ended June 30, 2018, interest expense decreased as compared to June 30, 2017 due to lower borrowing costs on our Term Loan Due 2023 and exchange of the Series B Preferred Stock.
Income Taxes
Income tax expense for the three and six months ended June 30, 2018 was $0.3 million at an effective tax rate of 4.5% and, $0.4 million at an effective tax rate of 4.2%, respectively. Income tax expense for the three and six months ended June 30, 2017 was $0.5 million at an effective tax rate of (7.2)% and $0.5 million at an effective tax rate of (3.2)%, respectively. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

Liquidity and Capital Resources
Our primary sources of working capital are cash flow from operations and availability of capital under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows, and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Cash and cash equivalents at beginning of period	$5,247	$6,183
Net cash provided by operating activities	46,341	26,647
Net cash used for investing activities	(402)	(506)
Net cash used for financing activities	(42,013)	(31,160)
Effect of foreign exchange on cash	(65)	74
Cash and cash equivalents at end of period	$9,108	$1,238
Operating activities
Cash provided by operating activities for the six months ended June 30, 2018 was $46.3 million, an increase of $19.7 million as compared to $26.6 million for the six months ended June 30, 2017. The increase is primarily the result of higher gross receipts from the significant increase in revenue and improved days sales outstanding partially offset by higher inventory levels and freight costs.

Investing activities
Cash used for investing activities was $0.4 million for the six months ended June 30, 2018 compared to $0.5 million in the prior period primarily due to certain advertising display and manufacturing investments.
Financing activities
Net cash used for financing activities was $42.0 million during the six months ended June 30, 2018 compared to $31.2 million during the six months ended June 30, 2017. Financing activities during the six months ended June 30, 2018 included net repayments on our revolving credit facility of $38.5 million and term loan repayments of $2.5 million. Financing activities during the six months ended June 30, 2017 included net repayments on our revolving credit facility of $30.7 million.
Management assessment of liquidity
Management believes that our current cash and cash equivalents, the amounts available under our revolving credit facility and cash flows derived from operations will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.
Foreign cash balances at June 30, 2018 and December 31, 2017 were $2.9 million and $0.1 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for U.S. base rate loans and between 1.50% to 2.25% for U.S. LIBOR loans and U.K. loans. As of June 30, 2018, interest rates for outstanding borrowings were 5.50% for base rate loans and 3.74% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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
As of June 30, 2018, the Company was in compliance with all financial covenants, as amended, and excess borrowing availability was approximately $30.5 million.
Term Loan Due 2018

On December 29, 2014, the Company amended the Credit Facility with Bank of America to enter in to an additional loan (the “Term Loan Due 2018”) for the repayment of $7.7 million of then existing subordinated debt and accrued interest. The Term Loan Due 2018 resulted in modified financial covenants while it was outstanding, had an interest rate of LIBOR plus 5% and was subject to equal monthly installments beginning on April 1, 2015 and ending on October 1, 2018, reflecting a six month waiver. On March 5, 2018, the Company repaid the remaining $1.3 million principal balance.

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

Term Loan Due 2023

On March 5, 2018, the Company and its subsidiaries, entered into an amended, extended and restated term loan, guaranty and security agreement (the “Term Loan Due 2023”) with Crystal, as agent, sole lead arranger and sole bookrunner and the Lenders from time to time party thereto, which replaced the then existing Term Loan Due 2019 and provides for a maximum aggregate term loan of $12.5 million, at an interest rate per annum equal to the 90-day LIBOR rate plus 6.75%. As of June 30, 2018, $12.5 million was outstanding with the additional $3.3 million borrowed on May 2, 2018. Under the terms of the Term Loan Due 2023, the Company is required to make payments of interest in arrears on the first day of each month and will repay the principal in monthly payments beginning April 1, 2019, with a final payment on March 5, 2023, the maturity date.

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

The Term Loan Due 2023 contains customary representations, mandatory prepayment events and events of default, including defaults triggered by the failure to make payments when due, breaches of covenants and representations, material impairment in the perfection of Crystal’s security interest in the collateral and events related to bankruptcy and insolvency of the Company and its subsidiaries. Upon an event of default, Crystal may declare all outstanding obligations immediately due and payable (along with a prepayment fee), impose a default rate of an additional 2.0% to amounts outstanding and may take other actions including collecting or taking such other action with respect to the collateral pledged in connection with the term loan.

As of June 30, 2018, the Company was in compliance with all the financial covenants.

Subordinated Notes - Related Party
During 2015, the Company issued a $5.0 million subordinated note (the “April Note”), subordinated notes (the “May Notes”) with an aggregate principal amount of $3.8 million and a subordinated note (the “June Note”) with an aggregate principal amount of $9.0 million to SG VTB Holdings, LLC, the Company’s largest stockholder (“SG VTB”), and a trust affiliated with Ronald Doornink, the Chairman of the Company's board of directors (the “Board”). The subordinated notes were issued with an interest rate of (i) 10% per annum for the first year and (ii) 20% per annum for all periods thereafter, with interest accruing and being added to the principal amount of the note quarterly.
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

In consideration of the credit extended under the November Note, VTB and VTBH entered into a Third Lien Continuing Guaranty, (as amended, the “Third Lien Guaranty”), under which they guarantee and promise to pay to SG VTB, any and all obligations of the Company under the November Note. To secure the Company's obligations under the November Note and the Third Lien Guaranty, the Company entered into a Third Lien Security Agreement, dated as of November 16, 2015, pursuant to which Stripes was granted a security interest upon all property of the VTB and VTBH until the payment in full of the Amended Notes and November Note or the release of the guarantee or collateral, as applicable. Concurrent with entering into the November Note and Third Lien Guaranty, the Company also issued a warrant to purchase 0.3 million shares of the Company’s common stock at an exercise price of $8.00 per share.

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

On May 4, 2018, the Company satisfied the repayment provision with a $3.3 million repayment of the November Note with funds from the Term Loan Due 2023. Further, on August 3, 2018, the Company paid down an additional $5.0 million with funds from operations.

Series B Redeemable Preferred Stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock with a fair value of $12.4 million. The Series B Redeemable Preferred Stock was required to be redeemed on the earlier of September 28, 2030, or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. On April 23, 2018, the Company entered into a series of transactions pursuant to which the Series B Preferred Stock was retired in exchange for a combination of 1,307,143 shares of common stock and wholly-funded warrants exercisable for 550,000 shares of the Company's common stock. The redemption value of the Series B Preferred Stock was $19.4 million as of the transaction date, and $18.9 million as of December 31, 2017. Refer to Note 13. “Series B Preferred Stock Exchange Transactions and Settlement” for further details.
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

See Note 2, “Summary of Significant Accounting Policies,” to the condensed consolidated financial statements contained herein for a complete discussion of recent accounting pronouncements. We are currently evaluating the impact of certain recently issued guidance on our financial condition and results of operations in future periods.

Item 3 - Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact a company's financial position due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates and inflation.

In the past, the Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of June 30, 2018 and December 31, 2017, we did not have any derivative financial instruments.
Interest Rate Risk
The Company's total variable rate debt was consisted of a $12.5 million Term Loan and $19.9 million of Subordinated Notes. A hypothetical 10% increase in borrowing rates would not result in a material increase in interest expense on the existing principal balances.
Foreign Currency Exchange Risk
The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of June 30, 2018 and December 31, 2017, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. In making this assessment, we used the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the

Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, we concluded that, as of June 30, 2018, our internal control over financial reporting was effective.

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 30, 2018.

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

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

Please refer to Note 12, “Commitments and Contingencies” in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q, which is incorporated into this item by reference.

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
As of June 30, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 33.0% of our outstanding voting stock. As a result, these stockholders will be able to exert significant control over the outcome of matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents, or the approval of any merger, sale of assets or other major corporate transaction. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Item  5 - Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Turtle Beach Corporation, as amended.

4.1	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2018).

4.2
Registration Rights Agreement, dated April 23, 2018, by and among Turtle Beach Corporation and the investors named therein (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2018).

10.1
Exchange Agreement, dated April 23, 2018, by and among Turtle Beach Corporation and the investors named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2018).

10.2	Turtle Beach Corporation 2013 Stock-Based Incentive Plan, as amended.

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

TURTLE BEACH CORPORATION

Date:	August 6, 2018	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)