Form 10-Q
period 2018-09-30
Turtle Beach Corp
filed 2018-11-06
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                            Accelerated filer ☐
Non-accelerated filer ☐                             Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on October 31, 2018 was 14,239,589.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Turtle Beach Corporation
Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$6,178	$5,247
Accounts receivable, net	28,995	50,534
Inventories	73,348	27,518
Prepaid expenses and other current assets	5,194	3,467
Total Current Assets	113,715	86,766
Property and equipment, net	4,019	4,677
Intangible assets, net	1,091	1,404
Other assets	698	1,404
Total Assets	$119,523	$94,251
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Revolving credit facility	$3,523	$38,467
Term loans	750	4,173
Accounts payable	49,014	13,459
Other current liabilities	14,631	11,451
Total Current Liabilities	67,918	67,550
Term loans, long-term portion, net of unamortized debt issuance costs of $667 and $759	11,083	6,789
Series B redeemable preferred stock	—	18,921
Subordinated notes - related party, net of unamortized discount of $609 and $1,075	14,784	20,836
Other liabilities	2,313	2,312
Total Liabilities	96,098	116,408
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value - 25,000,000 shares authorized; 14,229,736 and 12,349,449 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	14	12
Additional paid-in capital	171,477	148,082
Accumulated deficit	(147,667)	(170,048)
Accumulated other comprehensive loss	(399)	(203)
Total Stockholders’ Equity (Deficit)	23,425	(22,157)
Total Liabilities and Stockholders’ Equity (Deficit)	$119,523	$94,251

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands, except per-share data)
Net revenue	$74,427	$35,975	$176,118	$69,439
Cost of revenue	43,925	23,437	110,310	48,384
Gross profit	30,502	12,538	65,808	21,055
Operating expenses:
Selling and marketing	8,517	5,586	21,264	15,564
Research and development	1,400	1,336	4,056	4,423
General and administrative	4,063	3,499	11,911	11,740
Restructuring charges	—	241	—	509
Total operating expenses	13,980	10,662	37,231	32,236
Operating income (loss)	16,522	1,876	28,577	(11,181)
Interest expense	1,093	2,042	4,356	5,717
Other non-operating expense (income), net	308	(252)	473	(517)
Income (loss) before income tax	15,121	86	23,748	(16,381)
Income tax expense	398	578	762	1,098
Net income (loss)	$14,723	$(492)	$22,986	$(17,479)

Net income (loss) per share:
Basic	$1.05	$(0.04)	$1.73	$(1.42)
Diluted	$0.91	$(0.04)	$1.56	$(1.42)
Weighted average number of shares:
Basic	14,019	12,347	13,263	12,332
Diluted	16,229	12,347	14,757	12,332

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)
Net income (loss)	$14,723	$(492)	$22,986	$(17,479)

Other comprehensive income (loss):
Foreign currency translation adjustment	(81)	111	(196)	269
Other comprehensive income (loss)	(81)	111	(196)	269
Comprehensive income (loss)	$14,642	$(381)	$22,790	$(17,210)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22,986	$(17,479)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,944	3,000
Amortization of intangible assets	230	259
Amortization of debt financing costs	956	1,181
Stock-based compensation	1,409	1,187
Accrued interest on Series B redeemable preferred stock	501	1,067
Paid-in-kind interest	1,747	1,844
Deferred income taxes	714	417
Provision for (reversal of) sales returns reserve	1,097	(2,209)
Provision for doubtful accounts	373	49
Provision for obsolete inventory	2,273	1,914
Loss on disposal of property and equipment	93	—
Changes in operating assets and liabilities:
Accounts receivable	19,463	32,205
Inventories	(48,103)	(26,085)
Accounts payable	35,223	17,537
Prepaid expenses and other assets	(1,727)	(733)
Income taxes payable	431	669
Other liabilities	2,748	(5,532)
Net cash provided by operating activities	43,358	9,291
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,046)	(2,584)
Net cash used for investing activities	(2,046)	(2,584)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	205,810	98,165
Repayment of revolving credit facilities	(240,753)	(109,277)
Repayment of capital leases	—	(4)
Proceeds from term loan	3,265	—
Repayment of term loan	(2,485)	(1,443)
Repayment of subordinated notes - related party	(8,265)	—
Settlement of Series B redeemable preferred stock	(1,390)	—
Proceeds from exercise of stock options and warrants	4,097	—
Repurchase of common stock to satisfy employee tax withholding obligations	(141)	—
Debt financing costs	(405)	—
Net cash used for financing activities	(40,267)	(12,559)
Effect of exchange rate changes on cash and cash equivalents	(114)	142
Net increase (decrease) in cash and cash equivalents	931	(5,710)
Cash and cash equivalents - beginning of period	5,247	6,183
Cash and cash equivalents - end of period	$6,178	$473

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$1,062	$1,364
Cash paid for income taxes	$—	$—
Exchange of Series B redeemable preferred stock	$18,032	$—

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands)
Balance at December 31, 2017	12,349	$12	$148,082	$(170,048)	$(203)	$(22,157)
Cumulative effect of the adoption of ASC 606	—	—	—	(605)	—	(605)
Net income	—	—	—	22,986	—	22,986
Other comprehensive income	—	—	—	—	(196)	(196)
Issuance of common stock in exchange for Series B redeemable preferred stock, net of issuance costs	1,307	1	18,031	—	—	18,032
Issuance of restricted stock	44	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	(6)	—	(141)	—	—	(141)
Issuance of common stock upon exercise of warrant	77	—	778	—	—	778
Stock options exercised	459	1	3,318	—	—	3,319
Stock-based compensation		—	1,409	—	—	1,409
Balance at September 30, 2018	14,230	$14	$171,477	$(147,667)	$(399)	$23,425

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Background and Basis of Presentation
Organization
Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in San Diego, California, is the market share leader in gaming headsets and has been an innovator in premier audio technology for over 40 years. The Turtle Beach® brand is a highly regarded provider of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers, tablets and mobile devices. In addition to its gaming headset business, the Company acquired and developed an innovative and patent-protected sound technology that delivers immersive, directional audio called HyperSound®.

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

The December 31, 2017 Condensed Consolidated Balance Sheet has been derived from the Company’s most recent audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 7, 2018 (“Annual Report”).

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

The Company’s significant accounting policies are included in Note 1 of the Annual Report. As described further in “Recent Accounting Pronouncements” below, on January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

2014-09, Revenue from Contracts with Customers. Turtle Beach’s transition to the new revenue standard did not result in a material adjustment to opening retained earnings and the Company expects the adoption of the new standard to have an immaterial impact to its results of operations on an ongoing basis.

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

Certain customers may receive cash-based incentives (including cash discounts, quantity rebates, and price concessions), which are accounted for as variable consideration. Provisions for sales returns are recognized in the period the sale is recorded based upon our prior experience and current trends. These revenue reductions are established by the Company based upon management’s best estimates at the time of sale following the historical trend, adjusted to reflect known changes in the factors that impact such reserves and allowances, and the terms of agreements with customers. We do not expect to have significant changes in our estimates for variable considerations.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In 2018, the Company adopted ASU 2014-09 using the modified retrospective approach, and recorded a net decrease to beginning retained earnings of $0.6 million reflecting the cumulative impact of adoption. The impact to beginning retained earnings was due to certain price concessions and right of return arrangements recorded as part of the transaction price determination. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, Revenue from Contracts with Customers, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition.

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

In June 2018, the FASB issued ASU 2018-07, Improvements to Non-employee Share-Based Payment Accounting, that expands the scope of Topic 718, Compensation—Stock Compensation, to include share-based payments issued to non-employees for goods or services and substantially aligned the accounting for share-based payments to non-employees and employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on the financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, that removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. Certain disclosures in the new guidance will need to be applied on a retrospective basis and others on a prospective basis.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and debt instruments. As of September 30, 2018 and December 31, 2017, there were no outstanding financial assets and liabilities recorded at fair value on a recurring basis and the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$6,178	$6,178	$5,247	$5,247
Revolving credit facility	3,523	3,523	38,467	38,467
Term loans	12,500	12,087	11,721	11,329
Subordinated notes	15,393	17,178	21,911	22,442

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4. Allowance for Sales Returns
The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$5,044	$2,153	$5,533	$4,591
Reserve accrual	5,607	2,146	14,048	4,228
Recoveries and deductions, net	(4,021)	(1,917)	(12,951)	(6,437)
Balance, end of period	$6,630	$2,382	$6,630	$2,382
Note 5. Composition of Certain Financial Statement Items
Inventories
Inventories consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Raw materials	$1,836	$837
Finished goods	71,512	26,681
Total inventories	$73,348	$27,518
Property and Equipment, net
Property and equipment, net, consists of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Machinery and equipment	$1,568	$1,396
Software and software development	306	383
Furniture and fixtures	568	525
Tooling	3,626	1,968
Leasehold improvements	1,326	1,318
Demonstration units and convention booths	9,494	11,719
Total property and equipment, gross	16,888	17,309
Less: accumulated depreciation and amortization	(12,869)	(12,632)
Total property and equipment, net	$4,019	$4,677

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

Other Current Liabilities
Other current liabilities consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Accrued vendor expenses	$242	$652
Accrued royalties	3,814	2,848
Accrued employee expenses	3,055	2,510
Accrued freight	1,423	130
Accrued customer fees	965	738
Accrued expenses	5,132	4,573
Total other current liabilities	$14,631	$11,451
Note 6. Goodwill and Other Intangible Assets
Acquired Intangible Assets
Acquired identifiable intangible assets, and related accumulated amortization, as of September 30, 2018 and December 31, 2017 consist of:

	September 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$4,448	$1,348
Foreign currency	(1,058)	(801)	(257)
Total Intangible Assets	$4,738	$3,647	$1,091

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$4,173	$1,623
Foreign currency	(899)	(680)	(219)
Total Intangible Assets	$4,897	$3,493	$1,404
In connection with the October 2012 acquisition of TB Europe, the acquired intangible asset related to customer relationships is being amortized over an estimated useful life of thirteen years with the amortization being included within sales and marketing expense.

Amortization expense related to definite lived intangible assets of $0.1 million and $0.2 million was recognized for the three and nine months ended September 30, 2018, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2018, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2018	$91
2019	307
2020	258
2021	217
2022	182
Thereafter	293
Total	$1,348
Note 7. Revolving Credit Facility and Long-Term Debt

	September 30, 2018	December 31, 2017
	(in thousands)
Revolving credit facility, maturing March 2023	$3,523	$38,467

Term Loan Due 2018	—	1,923
Term Loan Due 2019	—	9,798
Term Loan Due 2023	12,500	—
Less: unamortized deferred financing fees	667	759
Total Term Loans	11,833	10,962

Subordinated notes - related party	15,393	21,911
Less: unamortized debt discount	609	1,075
Total Subordinated notes	14,784	20,836
Total outstanding debt	30,140	70,265
Less: current portion of revolving credit facility	(3,523)	(38,467)
Less: current portion of term loans	(750)	(4,173)
Total noncurrent portion of long-term debt	$25,867	$27,625
Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $1.0 million and $3.4 million for the three and nine months ended September 30, 2018, respectively, and $1.5 million and $4.2 million for three and nine months ended September 30, 2017, respectively. This includes related party interest of $0.5 million and $1.7 million for the three and nine months ended September 30, 2018, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2017, respectively, incurred in connection with the subordinated notes.
Amortization of deferred financing costs was $0.3 million and $1.0 million for the three and nine months ended September 30, 2018, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2017, respectively. In connection with the Company’s amendment and restatement of its Credit Facility (as noted below), the Company incurred $0.4 million of financing costs that have been deferred, added to the remaining unamortized financing costs and will be recognized over the term of the respective agreement.
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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for U.S. base rate loans and between 1.50% to 2.25% for U.S. LIBOR loans and U.K. loans. As of September 30, 2018, interest rates for outstanding borrowings were 5.75% for base rate loans and 3.88% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

The Company is subject to monthly financial covenant testing for so long as revolving commitments or obligations are outstanding. The Credit Facility requires the Company and its restricted subsidiaries to maintain on the last day of each month a fixed charge coverage ratio of at least 1.10 to 1.00, a consolidated leverage ratio of greater than 3.00 to 1.00, as well as a limit to Capital Expenditures and HyperSound Division Net Operating Disbursement (as defined in the Credit Facility).

The Credit Facility also contains affirmative and negative covenants that, subject to certain exceptions, limit our ability to take certain actions, including the Company’s ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and transactions with affiliates and encumber and dispose of assets. Obligations under the Credit Facility are secured by a security interest and lien upon substantially all of the Company’s assets.
As of September 30, 2018, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $55.8 million.
Term Loans
Term Loan Due 2018

On December 29, 2014, the Company amended the Credit Facility with Bank of America to enter into an additional loan (the “Term Loan Due 2018”) for the repayment of $7.7 million of then existing subordinated debt and accrued interest. The Term Loan Due 2018 resulted in modified financial covenants while it was outstanding, had an interest rate of LIBOR plus 5% and was subject to equal monthly installments beginning on April 1, 2015 and ending on October 1, 2018, reflecting a six-month waiver. On March 5, 2018, the Company repaid the remaining $1.3 million principal balance.

Term Loan Due 2019

On July 22, 2015, the Company and its subsidiaries, entered into a term loan, guaranty and security agreement (the “Term Loan Due 2019”) with Crystal Financial LLC, as agent, sole lead arranger and sole bookrunner, Crystal Financial SPV LLC and the other persons party thereto (“Crystal”), which provided for an aggregate term loan commitment of $15 million with an interest rate per annum equal to the 90-day LIBOR rate plus 10.25%. Under the terms of the Term Loan Due 2019, the Company made payments of interest in arrears on the first day of each month beginning August 1, 2015, and repaid the principal in monthly payments that began January 1, 2016, inclusive of a nine month waiver, with a final payment on June 28, 2019, the maturity date. On March 5, 2018, the Company entered into an amended, extended and restated term loan with Crystal that replaced the Term Note Due 2019.

Term Loan Due 2023

On March 5, 2018, the Company and its subsidiaries, entered into an amended, extended and restated term loan, guaranty and security agreement (the “Term Loan Due 2023”) with Crystal, as agent, sole lead arranger and sole bookrunner and the Lenders from time to time party thereto, which replaced the then existing Term Loan Due 2019 and provides for a maximum aggregate term loan of $12.5 million, at an interest rate per annum equal to the 90-day LIBOR rate plus 6.75%. As of September 30, 2018, $12.5 million was outstanding with the additional $3.3 million borrowed on May 2, 2018. Under the terms of the Term Loan Due 2023, the Company is required to make payments of interest in arrears on the first day of each month and will repay the principal in monthly payments beginning April 1, 2019, with a final payment on March 5, 2023, the maturity date.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Term Loan Due 2023 is secured by a security interest in substantially all of the Company and each of its subsidiaries’ working capital assets and is subject to the first-priority lien of Bank of America, as agent, under the Credit Facility, other than with respect to equipment, fixtures, real property interests, intellectual property, intercompany property, intercompany indebtedness, equity interest in their subsidiaries, and certain other assets specified in an inter-creditor agreement between Bank of America and Crystal.

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

As of September 30, 2018, the Company was in compliance with all the financial covenants of the Term Loan Due 2023.

Subordination Agreement
On November 16, 2015, as a condition precedent to the Company’s lenders permitting the Company to enter into the November Note, discussed below, the Company entered into a subordination agreement with and among Bank of America and Crystal, pursuant to which the parties agreed that the Company’s obligations under any subordinated notes would be subordinate in right of payment to the payment in full of all the Company’s obligations under the Credit Facility, the then existing Term Loan Due 2019 and the current Term Loan Due 2023. This November 2015 subordination agreement replaces the 2014 subordination agreement entered as part of its initial credit facility with Bank of America.
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

On November 16, 2015, the Company issued a $2.5 million subordinated note (the “November Note”) to SG VTB, the proceeds of which, as set forth in the amendment to the Term Loan Due 2019, were applied against the outstanding balance of the Term Loan Due 2019. The November Note was issued with an interest rate of 15% per annum until its maturity date, which was September 29, 2019, and was subordinate to all senior debt of the Company.

In consideration of the credit extended under the November Note, VTB and VTBH entered into a Third Lien Continuing Guaranty, (as amended, the “Third Lien Guaranty”), under which they guarantee and promise to pay to SG VTB, any and all obligations of the Company under the November Note. To secure the Company’s obligations under the November Note and the Third Lien Guaranty, the Company entered into a Third Lien Security Agreement, dated as of November 16, 2015, pursuant to

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

which Stripes was granted a security interest upon all property of the VTB and VTBH until the payment in full of the Amended Notes and November Note or the release of the guarantee or collateral, as applicable. Concurrent with entering into the November Note and Third Lien Guaranty, the Company also issued a warrant to purchase 0.3 million shares of the Company’s common stock at an exercise price of $8.00 per share.

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

On May 4, 2018, the Company satisfied the repayment provision of the November Note with a $3.3 million repayment with funds from the Term Loan Due 2023. Further, the Company paid down an additional $5.0 million on August 3, 2018, and $5.0 million on October 12, 2018, with funds from operations to reduce the outstanding balance to $10.4 million.

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

Internal Revenue Code (the “Code”) Section 382 (“Section 382”) potentially limits the utilization of certain tax deductions and other tax attributes, including net operating losses, following an ownership change as defined in the Code. If the Company becomes subject to Section 382, net operating losses generated prior to the date of the ownership change may be used to offset taxable income through the date of change without limitation and the utilization of any remaining net operating losses would potentially be limited prospectively from such date. Based on recent trading activity in its common stock, the Company has been assessing the potential impact of Section 382 and believes that an ownership change as defined in the Code may have occurred subsequent to September 30, 2018, which could potentially limit the utilization of certain tax deductions and other tax attributes, including net operating losses. The Company is assessing the impact of any potential limitation.

The following table presents our income tax expense (benefit) and effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Income tax expense	$398	$578	$762	$1,098
Effective income tax rate	2.6%	672.1%	3.2%	(6.7)%

Income tax expense for the three and nine months ended September 30, 2018 was $0.4 million at an effective tax rate of 2.6% and $0.8 million at an effective tax rate of 3.2%, respectively. Income tax expense for the three and nine months ended September 30, 2017 was $0.6 million at an effective tax rate of 672.1% and $1.1 million at an effective tax rate of (6.7)%, respectively. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company is subject to income taxes domestically and in various foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statement of operations. As of September 30, 2018, the Company had uncertain tax positions of $2.3 million, inclusive of $0.8 million of interest and penalties.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2013 through 2016, and the state tax years open under the statute of limitations are 2012 through 2016. The U.S. Internal Revenue Service (“IRS”) has completed its examination of the Company's 2015 federal tax return, and all matters arising from such examinations have been resolved.

Note 9. Stock-Based Compensation
Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was comprised as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$69	$20	$400	$(66)
Selling and marketing	47	18	102	74
Research and development	26	68	89	188
General and administrative	445	264	818	991
Total stock-based compensation	$587	$370	$1,409	$1,187

The following table presents the stock activity and the total number of shares available for grant as of September 30, 2018:

(in thousands)
Balance at December 31, 2017	387
Additional shares authorized	1,500
Options granted	(534)
Restricted stock granted	(280)
Forfeited/Expired shares added back	150
Balance at September 30, 2018	1,223

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2017	1,740,103	$6.20	6.64	$6
Granted	534,245	7.53
Exercised	(458,784)	7.23
Forfeited	(150,494)	7.64
Outstanding at September 30, 2018	1,665,070	$6.21	7.58	$23,505,738
Vested and expected to vest at September 30, 2018	1,600,740	$6.14	7.51	$22,749,634
Exercisable at September 30, 2018	646,358	$7.34	5.33	$8,248,872
Stock options are time-based and the majority are exercisable within 10 years of the date of grant, but only to the extent they have vested. The options generally vest as specified in the option agreements subject to acceleration in certain circumstances. In the event participants in the plan cease to be employed or engaged by the Company, then all of the options would be forfeited if they are not exercised within 90 days. Forfeitures on option grants are estimated at 10% for non-executives and 0% for executives based on evaluation of historical and expected future turnover. Stock-based compensation expense was recorded net of estimated forfeitures, such that expense was recorded only for those stock-based awards expected to vest. The Company reviews this assumption periodically and will adjust it if it is not representative of future forfeiture data and trends within employee types (executive vs. non-executive).
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $8.6 million for the nine months ended September 30, 2018.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are the assumptions for options granted during the nine months ended September 30, 2018.

Expected term (in years)	6.1
Risk-free interest rate	2.3% - 3.0%
Expected volatility	37.9%- 39.5%
Dividend rate	0%
Each of these inputs is subjective and generally requires significant judgment to determine.
The weighted average grant date fair value of options granted during the nine months ended September 30, 2018 was $3.14. The total estimated fair value of employee options vested during the nine months ended September 30, 2018 was $0.6 million. As of September 30, 2018, total unrecognized compensation cost related to non-vested stock options granted to employees was $2.6 million, which is expected to be recognized over a remaining weighted average vesting period of 2.9 years.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2017	41,867	3.89
Granted	280,247	20.13
Vested	(43,964)	9.17
Nonvested restricted stock at September 30, 2018	278,150	19.42
As of September 30, 2018, total unrecognized compensation cost related to the nonvested restricted stock awards, which will be recognized over a remaining weighted average vesting period of 2.9 years was minimal.

Stock Warrants
In connection with and as consideration for the concessions in the Amended Notes, the Company issued to SG VTB and a trust affiliated with Ronald Doornink, the Chairman of the Board, warrants to purchase an aggregate 0.4 million shares of the Company’s common stock at an exercise price of $10.16 per share. The warrants are exercisable for a period of five years beginning on the date of issuance, July 22, 2015. The exercise price and the number of purchasable shares of common stock are subject to standard anti-dilution adjustments and do not carry any voting rights as a stockholder of the Company prior to exercise. During the nine months ended September 30, 2018, warrants to purchase an aggregate 0.1 million shares were exercised.

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

The warrants issued in connection with the Amended Notes and the November Note entitle the holder to purchase a stated amount of shares of common stock at a fixed exercise price that are not puttable (either the warrant or the shares) to the Company or redeemable for cash, and as such are classified within equity. The shares issuable upon exercise of the warrants are also subject to the “demand” and “piggyback” registration rights set forth in the in the Company’s Stockholder Agreement, dated August 5, 2013, as amended July 10, 2014.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per-share data)
Net income (loss)	$14,723	$(492)	$22,986	$(17,479)

Weighted average common shares outstanding — Basic	14,019	12,347	13,263	12,332
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	52	—	43	—
Dilutive effect of stock options	1,209	—	862	—
Dilutive effect of warrants	949	—	589	—
Weighted average common shares outstanding — Diluted	16,229	12,347	14,757	12,332
Net income (loss) per share:
Basic	$1.05	$(0.04)	$1.73	$(1.42)
Diluted	$0.91	$(0.04)	$1.56	$(1.42)

Incremental shares from stock options and restricted stock awards are computed using the treasury stock method. The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock, reduced by the repurchase of shares with the proceeds from the assumed exercises and unrecognized compensation expense for outstanding awards.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Stock options	69	1,533	35	1,572
Warrants	—	765	—	765
Unvested restricted stock awards	185	42	71	34
Total	254	2,340	106	2,371

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11. Segment and Geographic Information

The following tables show our net revenues, operating income and total assets by our reporting segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Revenues	(in thousands)
Headset	$74,406	$35,947	$176,079	$69,291
HyperSound	21	28	39	148
Total	$74,427	$35,975	$176,118	$69,439

Operating Income (Loss)
Headset	$16,512	$1,819	$28,678	$(9,779)
HyperSound	10	57	(101)	(1,402)
Total	16,522	1,876	28,577	(11,181)
Interest Expense	1,093	2,042	4,356	5,717
Other non-operating expense (income), net	308	(252)	473	(517)
Income (loss) before income tax	$15,121	$86	$23,748	$(16,381)

	September 30, 2018	December 31, 2017
Total Assets	(in thousands)
Headset	$119,525	$94,114
HyperSound (1)	40,225	26,787
Eliminations	(40,227)	(26,650)
Total	$119,523	$94,251

(1) At September 30, 2018, HyperSound assets excluding eliminations, totaled less than $0.1 million.

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
North America	$52,702	$23,320	$131,653	$47,371
United Kingdom	9,462	5,204	21,119	9,182
Europe	8,916	5,947	18,021	9,884
Other	3,347	1,504	5,325	3,002
Total net revenues	$74,427	$35,975	$176,118	$69,439

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

Shareholders Class Action: On August 5, 2013, VTBH and the Company (f/k/a Parametric) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company (the “Merger”). Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company's Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada cases denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. On September 14, 2017, a unanimous en banc panel of the Nevada Supreme Court granted defendants’ petition for writ of mandamus and ordered the trial court to dismiss the complaint but provided a limited basis upon which plaintiffs could seek to amend their complaint. Plaintiffs amended their complaint on December 1, 2017 to assert the same claims in a derivative capacity on behalf of the Company, as a well as in a direct capacity, against VTBH, Stripes Group, LLC, SG VTB Holdings, LLC, and the former members of the Company’s Board of Directors. All defendants moved to dismiss this amended complaint on January 2, 2018, and those motions were denied on March 13, 2018. Defendants petitioned the Nevada Supreme Court to reverse this ruling on April 18, 2018. On June 15, 2018, the Nevada Supreme Court denied defendants’ writ petition without prejudice. The district court subsequently entered a pretrial schedule and set trial for November 2019.

Commercial Dispute: On July 20, 2016, Bigben Interactive S.A. (“BigBen”) filed a statement of claim before the Regional Court of Berlin, Germany against VTB, which statement of claim was formally serviced upon VTB on June 28, 2017.  The statement of claim alleges that VTB’s termination of a distribution agreement by and between BigBen and VTB breached the terms thereof and was invalid, and that BigBen is entitled to damages amounting to €5.0 million plus accrued interest thereon plus certain additional damages as a result of such invalid termination.  VTB filed its statement of defense with the court on September 21, 2017.  VTB maintains that its termination of the agreement was valid and that BigBen’s claims against it are without merit. VTB's statement of defense was submitted to the plaintiff. BigBen submitted additional written pleadings on January 4, 2018 and on April 19, 2018. VTB submitted further written pleadings on March 20, 2018 and March 29, 2018. VTB argues inter alia that the courts of Berlin do not have jurisdiction. On April 23, 2018, an oral hearing was held at the Regional Court of Berlin that focused exclusively on the question of jurisdiction. Following such oral hearing, the court rendered an interim judgment by which it accepted jurisdiction. On October 29, 2018, another oral hearing was held at the Regional Court of Berlin at which the merits of the case were discussed but no definitive position was taken by the court. The court has asked the parties to file further written submissions with a decision anticipated in early 2019.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at September 30, 2018 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Warranties

We warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranty reserve, which are included in accrued liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Warranty, beginning of period	$582	$530	$472	$639
Warranty costs accrued	242	59	686	173
Settlements of warranty claims	(175)	(109)	(509)	(332)
Warranty, end of period	$649	$480	$649	$480
Note 13. Series B Redeemable Preferred Stock Exchange Transactions and Settlement

In September 2010, VTBH issued 1,000,000 shares of its Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) with a fair value of $12.4 million. The Series B Preferred Stock was required to be redeemed on the earlier of September 28, 2030, or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends.
On February 18, 2015, Dr. John Bonanno (“Dr. Bonanno”), the original holder of the Series B Preferred Stock filed a complaint in Delaware Chancery Court alleging breach of contract. According to the complaint, the Merger purportedly triggered a contractual obligation for VTBH to redeem Dr. Bonanno’s stock. Dr. Bonanno requested a declaratory judgment stating that he was entitled to damages, including a redemption of his stock valued at $15.1 million (equal to the original issue price of his stock plus accrued dividends) as well as other costs and expenses.

On April 23, 2018, the Company facilitated and entered into a series of transactions pursuant to which the Series B Preferred Stock was acquired from Dr. Bonanno by non-affiliate investors and subsequently retired. As part of the transactions, the Company entered into (i) an Exchange Agreement (the “Exchange Agreement”) with such non-affiliate investors pursuant to which the Company agreed to exchange the Series B Preferred Stock for an aggregate of 1,307,143 newly issued shares of the Company’s common stock and wholly-funded warrants exercisable for an aggregate of 550,000 shares of the Company’s common stock and (ii) a Settlement Agreement (the “Settlement Agreement”) with Dr. Bonanno.

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

The Company assessed the relative fair values of the Series B Preferred Stock retired pursuant to the Exchange Agreement and Settlement Agreement to determine the amount of the total transaction consideration transferred that was allocable to each component.  The Company determined the fair value of the Series B Preferred Stock to be greater than the total consideration transferred.  In addition, the Company was not able to reliably estimate the fair value of the litigation settlement. Based on these fair value assessments, the Company utilized the residual approach and first allocated proceeds to the Series B Preferred Stock, which resulted in no amount of the consideration being allocated to the litigation settlement.  Accordingly, the entire transaction was accounted for as an equity transaction with the difference between the carrying value of the Series B Preferred Stock and the fair value of the consideration transferred included in stockholders’ equity.

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
This Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. Caution should be taken not to place undue reliance on any such forward-looking statements because they involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements. Forward-looking statements are based on the beliefs, as well as assumptions made by, and information currently available to, the Company's management and are made only as of the date hereof. The Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties, including those described elsewhere in this Quarterly Report on Form 10-Q that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections.

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

Business Trends
Gaming Headset Market

Gaming headsets are part of a global, growing gaming market sized at over $100 billion. Global gaming now exceeds both global cinema and global music market sizes with over 2.1 billion active gamers worldwide. Gaming peripherals are a $2 billion business globally with over 75%, more than $800 million, of that market in the Americas and Europe where the Company’s business is focused. Gaming headsets are nearly half of that, at over $1 billion in global market size.

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

Historically, Microsoft and Sony go through cycles where their respective console platform is changed and/or updated to a significant new version. In holiday 2013, Microsoft launched Xbox One to replace Xbox 360, while Sony launched Playstation®4 to replace Playstation®3. Those console transitions created a major disruption for gaming headsets and other accessories because the fundamental connectivity to the new platforms changed. From 2013 to 2015, that disruption negatively impacted the gaming accessory market as the old generation headset business rapidly declined and new headsets had to be developed for the new consoles. In 2016 and 2017, respectively, both Microsoft and Sony launched “Pro” versions of their latest console platforms which didn’t create similar disruption for the gaming headset business, and the Company believes this is a positive indication that any potential future console changes will not be as disruptive.

In addition to console sales, the Xbox, PlayStation®, and PC gaming markets are driven by major games that encourage players to buy equipment and accessories. On Xbox and PlayStation®, tentpole games like Call of Duty®, Destiny, Battlefront, Grand Theft Auto and more recently Fortnite and PlayerUnknown's Battlegrounds are examples of major franchises that feature online multiplayer modes, which management believes drive gaming headset sales. Many of these established franchises launch new titles annually leading into the holidays, which furthers the popularity of gaming headsets as gift items. As a result, the gaming headset business is highly seasonal, often with 45%-55% of the business occurring in the fourth quarter. The gaming headset business can also expand or contract based on the success of these major game launches.

During 2017, PlayerUnkown’s Battlegrounds introduced a new style of multiplayer game known as “battle royale,” where players compete in a large, but shrinking map until a single winner remains. Players can play on teams, and audio cues are very helpful to surviving, making headsets a key accessory for this type of game. Epic Games introduced Fortnite, which includes a similar format, in late 2017, but with a more kid-friendly feel. Both games have soared in popularity over the past several months with large and growing audiences of both players and spectators via content sharing platforms like Twitch, YouTube, Xbox’s Mixer, and PlayStation® Now.

Our gaming headsets are sold through major retailers such as Argos, Best Buy, GameStop, Target and Walmart as well as online retailers such as Amazon and NewEgg. Brick and mortar retailers often have “kiosks” which enable shoppers to “try before they buy,” offering consumers the opportunity to experience each headset’s specific fit, feel and overall audio quality.

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

Adjusted EBITDA (and a reconciliation to Net income (loss), the nearest GAAP financial measure) for the three and nine months ended September 30, 2018 and 2017, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$14,723	$(492)	$22,986	$(17,479)
Interest expense	1,093	2,042	4,356	5,717
Depreciation and amortization	814	876	3,174	3,259
Stock-based compensation	587	370	1,409	1,187
Income tax expense	398	578	762	1,098
Restructuring charges	—	241	—	509
Business model transition charge	—	(312)	—	41
Adjusted EBITDA	$17,615	$3,303	$32,687	$(5,668)
Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

Net income for the three months ended September 30, 2018 was $14.7 million compared to a net loss of $0.5 million in the prior year period, all of which was attributable to the Headset business.

For the three months ended September 30, 2018, Adjusted EBITDA on a consolidated basis was $17.6 million compared to $3.3 million in the prior year period, including investments of $0.2 million in the HyperSound business during the three months ended September 30, 2017. Net income and Adjusted EBITDA increased on higher revenues and fixed cost leveraging margin improvement as a result of strong consumer demand driven by the continued popularity of the “battle royale” style games Fortnite and PlayerUnknown’s Battlegrounds.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

Net income for the nine months ended September 30, 2018 was $23.0 million compared to a net loss of $17.5 million in the prior year period, including $23.1 million of net income and $16.1 million of net loss attributable to the Headset business, respectively.

For the nine months ended September 30, 2018, Adjusted EBITDA on a consolidated basis was $32.7 million compared to $(5.7) million in the prior year period, including investments of $1.1 million in the HyperSound business, during the nine months ended September 30, 2017. Net income and Adjusted EBITDA increased on higher revenues and fixed cost leveraging margin improvement as a result of strong consumer demand related to new “battle royale” style game launches Fortnite and PlayerUnknown’s Battlegrounds.

Results of Operations
The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Net revenue	$74,427	$35,975	$176,118	$69,439
Cost of revenue	43,925	23,437	110,310	48,384
Gross profit	30,502	12,538	65,808	21,055
Operating expenses	13,980	10,662	37,231	32,236
Operating income (loss)	16,522	1,876	28,577	(11,181)
Interest expense	1,093	2,042	4,356	5,717
Other non-operating expense (income), net	308	(252)	473	(517)
Income (loss) before income tax	15,121	86	23,748	(16,381)
Income tax expense	398	578	762	1,098
Net income (loss)	$14,723	$(492)	$22,986	$(17,479)

Net Revenue and Gross Profit
The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Net Revenue	$74,427	$35,975	$176,118	$69,439
Gross Profit	$30,502	$12,538	$65,808	$21,055
Gross Margin	41.0%	34.9%	37.4%	30.3%
Cash Margin (1)	41.3%	35.4%	37.8%	30.9%
(1) Excludes non-cash charges

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

The strong increase in demand for gaming headsets that occurred with the rise of the “battle royale” style games has continued as net revenues for the three months ended September 30, 2018 were $74.4 million, a $38.5 million increase and more than double the net revenues of $36.0 million in the comparable prior year period. The market has expanded further across all channels and Turtle Beach products continued to be the top-selling console headsets, including the industry leading Recon 50X and Stealth 600.

For the three months ended September 30, 2018, gross profit as a percentage of net revenue increased to 41.0% from 34.9% in the comparable prior year period. Headset margins were positively impacted by product and customer mix combined with higher volume driven fixed-cost leveraging.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

Net revenues for the nine months ended September 30, 2018 were $176.1 million, a $106.7 million increase and more than double the net revenues of $69.4 million in the comparable prior year period. Management believes this increase was driven by higher volumes across all channels as the releases of Fortnite and PlayerUnknown’s Battlegrounds generated sales of gaming headsets in the $100 and below price point, which includes our Ear Force Recon 50 Series, Stealth 600 Series and Recon Chat headsets, from new gamers and upgrade purchases from existing players.

For the nine months ended September 30, 2018, gross profit as a percentage of net revenue increased to 37.4% from 30.3% in the comparable prior year period. Headset margins were positively impacted by higher volume which drove fixed-cost leveraging and a less promotional environment as compared to the prior year period in which channel inventories were much higher than normal following weaker than expected 2016 performance of the major holiday game releases. These improvements were partially offset by incremental air freight ($3.1 million) incurred to keep pace with increased consumer demand.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Selling and marketing	$8,517	$5,586	$21,264	$15,564
Research and development	1,400	1,336	4,056	4,423
General and administrative	4,063	3,499	11,911	11,740
Restructuring charges	—	241	—	509
Total operating expenses	$13,980	$10,662	$37,231	$32,236

By Segment:
Headset	$13,980	$10,509	$37,231	$31,244
HyperSound	$—	$153	$—	$992
Selling and Marketing
Selling and marketing expenses for the three months ended September 30, 2018 totaled $8.5 million, or 11.4% as a percentage of net revenues, compared to $5.6 million, or 15.5% as a percentage of net revenues, for the three months ended September 30, 2017. This increase was primarily due to variable sales-based commissions, higher volume-based web costs and certain marketing spend related to new product video production and direct media buys.

Selling and marketing expenses for the nine months ended September 30, 2018 totaled $21.3 million, or 12.1% as a percentage of net revenues, compared to $15.6 million, or 22.4% as a percentage of net revenues, for the nine months ended September 30, 2017. This increase was primarily due to variable sales-based commissions and compensation, higher volume-based web costs and increased marketing and consumer spend related to the expansion of our eSports presence, new product video production, in-store promotional material and direct media buys.

Research and Development
Research and development remained consistent year over year as we continue to invest in the resources that we believe are necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies. Increases in legal research and patent related expenses with the development of new products was offset by decreases in depreciation and other administrative costs.

General and Administrative
General and administrative expenses for the three months ended September 30, 2018 totaled $4.1 million compared to $3.5 million for the three months ended September 30, 2017 as higher variable compensation costs and stock compensation expenses were partially offset by lower consulting fees.
General and administrative expenses for the nine months ended September 30, 2018 totaled $11.9 million compared to $11.7 million for the nine months ended September 30, 2017 as higher variable compensation costs and certain legal expenses and settlement costs were partially offset by lower professional service fees, and stock compensation expenses.

Interest Expense
For the three and nine months ended September 30, 2018, interest expense decreased as compared to September 30, 2017 due to lower borrowing costs on our Term Loan Due 2023 and on exchange of the Series B redeemable preferred stock.
Income Taxes
Income tax expense for the three and nine months ended September 30, 2018 was $0.4 million at an effective tax rate of 2.6% and $0.8 million at an effective tax rate of 3.2%, respectively. Income tax expense for the three and nine months ended September 30, 2017 was $0.6 million at an effective tax rate of 672.1% and $1.1 million at an effective tax rate of (6.7)%, respectively. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

Liquidity and Capital Resources
Our primary sources of working capital are cash flow from operations and availability of capital under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows, and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Cash and cash equivalents at beginning of period	$5,247	$6,183
Net cash provided by operating activities	43,358	9,291
Net cash used for investing activities	(2,046)	(2,584)
Net cash used for financing activities	(40,267)	(12,559)
Effect of foreign exchange on cash	(114)	142
Cash and cash equivalents at end of period	$6,178	$473
Operating activities
Cash provided by operating activities for the nine months ended September 30, 2018 was $43.4 million, an increase of $34.1 million as compared to $9.3 million for the nine months ended September 30, 2017. The increase is primarily the result of higher gross receipts from the significant increase in revenue and improved days sales outstanding partially, offset by higher inventory levels and freight costs.

Investing activities
Cash used for investing activities was $2.0 million for the nine months ended September 30, 2018 compared to $2.6 million in the prior period primarily due to certain advertising display and manufacturing investments.
Financing activities
Net cash used for financing activities was $40.3 million during the nine months ended September 30, 2018 compared to $12.6 million during the nine months ended September 30, 2017. Financing activities during the nine months ended September 30, 2018 included net repayments on our revolving credit facility of $34.9 million, repayment of certain subordinated notes of $8.3 million and exchange of the Series B redeemable preferred stock of $1.4 million. Financing activities during the nine months ended September 30, 2017 included net repayments on our revolving credit facility of $11.1 million and term loan payments of $1.4 million.

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
Foreign cash balances at September 30, 2018 and December 31, 2017 were $1.7 million and $0.1 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for U.S. base rate loans and between 1.50% to 2.25% for U.S. LIBOR loans and U.K. loans. As of September 30, 2018, interest rates for outstanding borrowings were 5.75% for base rate loans and 3.88% for LIBOR rate loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees.

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

The Credit Facility also contains affirmative and negative covenants that, subject to certain exceptions, limit our ability to take certain actions, including the Company's ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and transactions with affiliates and encumber and dispose of assets. Obligations under the Credit Facility are secured by a security interest and lien upon substantially all of the Company’s assets.
As of September 30, 2018, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $55.8 million.
Term Loan Due 2023

On March 5, 2018, the Company and its subsidiaries, entered into an amended, extended and restated term loan, guaranty and security agreement (the “Term Loan Due 2023”) with Crystal, as agent, sole lead arranger and sole bookrunner and the Lenders from time to time party thereto, which replaced the then existing Term Loan Due 2019 and provides for a maximum aggregate term loan of $12.5 million, at an interest rate per annum equal to the 90-day LIBOR rate plus 6.75%. As of September 30, 2018, $12.5 million was outstanding with the additional $3.3 million borrowed on May 2, 2018. Under the terms of the Term Loan Due 2023, the Company is required to make payments of interest in arrears on the first day of each month and will repay the principal in monthly payments beginning April 1, 2019, with a final payment on March 5, 2023, the maturity date.

The Term Loan Due 2023 is secured by a security interest in substantially all of the Company and each of its subsidiaries’ working capital assets and is subject to the first-priority lien of Bank of America, as agent, under the Credit Facility, other than with respect to equipment, fixtures, real property interests, intellectual property, intercompany property, intercompany indebtedness, equity interest in their subsidiaries, and certain other assets specified in an inter-creditor agreement between Bank of America and Crystal.

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

As of September 30, 2018, the Company was in compliance with all the financial covenants of the Term Loan Due 2023.

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

On November 16, 2015, the Company issued a $2.5 million subordinated note (the “November Note”) to SG VTB, the proceeds of which, as set forth in the amendment to the Term Loan Due 2019, were applied against the outstanding balance of the Term Loan Due 2019. The November Note was issued with an interest rate of 15% per annum until its maturity date, which was September 29, 2019, and was subordinate to all senior debt of the Company.

In consideration of the credit extended under the November Note, VTB and VTBH entered into a Third Lien Continuing Guaranty, (as amended, the “Third Lien Guaranty”), under which they guarantee and promise to pay to SG VTB, any and all obligations of the Company under the November Note. To secure the Company’s obligations under the November Note and the Third Lien Guaranty, the Company entered into a Third Lien Security Agreement, dated as of November 16, 2015, pursuant to which Stripes was granted a security interest upon all property of the VTB and VTBH until the payment in full of the Amended Notes and November Note or the release of the guarantee or collateral, as applicable. Concurrent with entering into the November Note and Third Lien Guaranty, the Company also issued a warrant to purchase 0.3 million shares of the Company’s common stock at an exercise price of $8.00 per share.

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

On May 4, 2018, the Company satisfied the repayment provision of the November Note with a $3.3 million repayment with funds from the Term Loan Due 2023. Further, the Company paid down an additional $5.0 million on August 3, 2018, and $5.0 million on October 12, 2018, with funds from operations to reduce the outstanding balance to $10.4 million.

Series B Redeemable Preferred Stock
In September 2010, VTBH issued 1,000,000 shares of its Series B redeemable preferred stock with a fair value of $12.4 million. The Series B redeemable preferred stock was required to be redeemed on the earlier of September 28, 2030, or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. On April 23, 2018, the Company entered into a series of transactions pursuant to which the Series B Preferred Stock was retired in exchange for a combination of 1,307,143 shares of common stock and wholly-funded warrants exercisable for 550,000 shares of the Company’s common stock. The redemption value of the Series B redeemable preferred stock was $19.4 million as of the transaction date, and $18.9 million as of December 31, 2017. Refer to Note 13, “Series B Preferred Stock Exchange Transactions and Settlement” for further details.
Stock Warrants
In connection with and as consideration for the concessions in the Amended Notes, the Company issued to SG VTB and a trust affiliated with Ronald Doornink, the Chairman of the Board, warrants to purchase an aggregate 0.4 million shares of the Company’s common stock at an exercise price of $10.16 per share. The warrants are exercisable for a period of five years beginning on the date of issuance, July 22, 2015. During the three months ended September 30, 2018, the Company received $0.8 million in connection with the exercise of 0.1 million warrants. The exercise price and the number of purchasable shares of common stock are subject to standard anti-dilution adjustments and do not carry any voting rights as a stockholder of the Company prior to exercise.

In connection with the November Note, the Company issued warrants to purchase 0.3 million shares of the Company’s common stock at an exercise price of $8.00 per share to SG VTB. The exercise price and the number of shares are subject to standard anti-dilution adjustments and do not carry any voting rights as a stockholder of the Company prior to exercise. The warrants are exercisable for a period of ten years beginning on the date of issuance, November 16, 2015. The exercise price and the number of purchasable shares of common stock are subject to standard anti-dilution adjustments and do not carry any voting rights as a stockholder of the Company prior to exercise.

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
Except for the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as described in Note 2 of the unaudited condensed consolidated financial statements, there have been no material changes to the critical accounting policies and estimates from the information provided in Note 1 to our consolidated financial statements in our Annual Report.

See Note 2, “Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements contained herein for a complete discussion of recent accounting pronouncements. We are currently evaluating the impact of certain recently issued guidance on our financial condition and results of operations in future periods.

Item 3 - Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact a company's financial position due to adverse changes in financial market prices and rates. The Company’s market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates and inflation.

In the past, the Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of September 30, 2018 and December 31, 2017, we did not have any derivative financial instruments.
Interest Rate Risk
The Company’s total variable rate debt was consisted of a $12.5 million Term Loan and $15.4 million of Subordinated Notes. A hypothetical 10% increase in borrowing rates would not result in a material increase in interest expense on the existing principal balances.
Foreign Currency Exchange Risk
The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of September 30, 2018 and December 31, 2017, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. In making this assessment, we used the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, we concluded that, as of September 30, 2018, our internal control over financial reporting was effective.

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of September 30, 2018.

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
Risks Related to Our Operations
We depend upon the success and availability of third-party gaming platforms and release of certain game titles to drive sales of our headset products.
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
During 2018, “battle royale” genre, such as Fortnite and PlayerUnknown’s Battlegrounds, have increased demand for our headset products and driven revenue to more than double prior year results. If console and personal computer game titles that are enhanced by the use of gaming headsets decline in number, popularity, or are delayed, our revenue and profits may decrease substantially and our business may be adversely affected.
In addition, in order for certain of our headsets to connect to the Xbox One advanced features and controls, a proprietary computer chip or wireless module is required. As a result, with respect to our products designed for the Xbox One, we are currently reliant on Microsoft or their designated supplier to provide us with sufficient quantities. If we are unable to obtain sufficient quantities of these headset adapters or chips, sales of such Xbox One headsets and consequently our revenues would be adversely affected.
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

Our business could be adversely affected by actions on trade by domestic and foreign governments.
The U.S. government has altered its approach to international trade policy and in some cases renegotiated, or terminated, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, including the North American Free Trade Agreement (“NAFTA”). In addition, the U.S. government has initiated or is considering imposing tariffs on certain foreign goods, including consumer goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs, NAFTA or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses. The majority of our production occurs in foreign jurisdictions, including China, and while our products are currently not subject to tariffs they may become subject in the future which may have an adverse effect on our results.
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
Further, technological and other developments may in the future accelerate the frequency of such console transitions resulting in such disruption occurring more frequently. For example, Sony and Microsoft have announced hardware upgrades to the current console generations with the Playstation Pro and Xbox One X, respectively. In addition, competing technologies such as tablet-based gaming and virtual reality may result in further disruption to the overall console gaming market.
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
The HyperSound Clear 500P and the HyperSound Tinnitus Module were regulated by the FDA as medical devices pursuant to the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations.  HyperSound Clear 500P received 510(k) clearance permitting over-the-counter (“OTC”) commercial distribution for use as a group auditory trainer or group hearing aid and the HyperSound Tinnitus Module feature received 510(k) clearance for prescription use in the temporary relief of tinnitus symptoms.  In connection with the recent restructuring of the HyperSound business, we terminated sales of HyperSound Clear 500P products, and in 2017 we deactivated our FDA listing of these devices. We also did not renew our 2017 European Union certifications for HyperSound Clear 500P devices. Any future sales of regulated products would require new registrations and certifications.
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
Risks Related to Ownership of our Common Stock

The market price of our common stock may fluctuate significantly.

We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including but not limited to:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategy;

•	the success of third-party gaming platforms and certain game titles to drive sales;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	our ability to execute transformation, restructuring and realignment actions;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations and,

•	general economic conditions and other external factors.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

Item 2- Unregistered Sale of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
July 1 - 31, 2018	2,067	$23.58	—	—
August 1 - 31, 2018	2,067	$25.22	—	—
September 1 - 30, 2018	2,068	$18.90	—	—
Total	6,202	$22.57	—	—

For the third quarter of 2018, we repurchased approximately $0.1 million of common shares related to employee transactions. These amounts represent common shares repurchased from employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, which is then remitted on behalf of the employee.

Item  5 - Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Turtle Beach Corporation, as amended (Incorporated by reference to Exhibit 3.1 to Company's 10-Q filed August 6, 2018).

3.2	Bylaw, as amended, of Turtle Beach Corporation (Incorporated by reference to Exhibit 3.2 to Company's 10-Q filed August, 11, 2014).

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

TURTLE BEACH CORPORATION

Date:	November 6, 2018	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)