Form 10-K
period 2018-12-31
Turtle Beach Corp
filed 2019-03-18
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐    Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2018 was $197,383,969.
The number of shares of Common Stock, $0.001 par value, outstanding on February 28, 2019 was 14,276,475.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement or annual report on Form 10-K/A to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

PART I

Statement Regarding Forward-Looking Disclosures

This Annual Report on Form 10-K (this “Report”) includes, and incorporates by reference, certain forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential,” “continue,” and similar expressions. These forward-looking statements reflect the current expectations of Turtle Beach Corporation concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including without limitation those discussed in the sections of this Report entitled “Business Overview,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are only predictions, and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Report, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	Our dependence on the success and availability of third-party platforms and software to drive sales;

•	Transitions in video gaming console platforms and the potential impact on our business;
•Our ability to adapt to new technologies and introduce new products on a timely basis;

•	The impact of competitive products, technologies and pricing;
•Continued relationships with our largest customers;
•The impact of seasonality on our business;
•Global business, political, operational, financial and economic conditions;
•Our ability to forecast demand for our products;
•Manufacturing capacity constraints and difficulties;
•The scope of protection we are able to establish and maintain for intellectual property rights covering our technology;
•The availability of capital under our revolving credit facility;
•Estimates of our future revenues, expenses, capital requirements, and our needs for additional financing;
•Cybersecurity and other information technology risks;
•Our success at managing the risks involved in the foregoing items;
•Our financial performance; and
•Other factors discussed under Item 1A - Risk Factors, or elsewhere in this Report.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we undertake no obligation to publicly update or revise any forward-looking statements after we file this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise. Investors, potential investors, and other readers are urged to consider the above mentioned factors carefully in evaluating the forward‑looking statements and are cautioned not to place undue reliance on such forward‑looking statements. Although we believe that the expectations, reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance.

Unless the context indicates otherwise, all references in this Report to “we,” “our,” “us,” “the Company,” and “Turtle Beach” refer to Turtle Beach Corporation and its wholly-owned subsidiaries.

Item 1 - Business Overview

Turtle Beach Corporation is a leading gaming accessory brand offering a broad selection of cutting-edge, award-winning gaming headsets for Xbox, PlayStation®, and Nintendo consoles, as well as for PC, Mac®, and mobile/tablet devices. For more than 40 years, Turtle Beach has been a pioneer and key innovator in audio technology and is one of the most recognized names in gaming in North America and Europe.

Turtle Beach, headquartered in San Diego, California, was incorporated in the state of Nevada in 2010 and the Company’s stock is traded on the Nasdaq Global Market under the symbol HEAR.

VTB Holdings, Inc. (“VTBH”), a wholly-owned subsidiary of Turtle Beach and the owner of Voyetra Turtle Beach, Inc. (“VTB”) and Turtle Beach Europe Limited (“TB Europe”), was incorporated in the state of Delaware in 2010. VTB was incorporated in the state of Delaware in 1975 with operations principally located in Valhalla, New York.

Headset Business
Turtle Beach launched its first gaming headset in 2005 and has become the leading brand in gaming headsets. The Company designs and markets a large assortment of audio peripherals for Xbox, PlayStation®, and Nintendo consoles, as well as for PC, Mac®, and mobile/tablet devices. Turtle Beach is also a licensed partner of Microsoft, delivering innovative and groundbreaking first-to-market products for their consoles. Turtle Beach headsets are distributed internationally in North America, South America, Europe, the Middle East, Africa, Australia, and Asia. The headsets are sold at thousands of storefronts, including major retailers such as Amazon, Argos, Best Buy, GAME, GameStop, EB Games, Target and Walmart.

Turtle Beach delivers a wide variety of headsets spanning multiple price points ranging from $20 to $250, with many headsets compatible across all major gaming platforms. We believe these price tiers correspond to customer profiles, beginning with entry-level gamers and progressing through casual, enthusiast, core, and professional eSports gamers. Each successive price tier incorporates higher level features, comfort, and finish. For example, premium headset models typically include features like large 50mm speakers, leather-wrapped headbands and ear cushions, memory foam, powerful amplified surround sound, active noise-cancellation, and Bluetooth® connectivity. Additional features include audio presets like Bass Boost and Turtle Beach’s exclusive Superhuman Hearing™ sound setting (which may give players a competitive advantage), removable or flip-to-mute microphones, Turtle Beach’s proprietary ProSpecs™ glasses-friendly design, and rechargeable long-lasting batteries.

As gaming consoles have evolved from dedicated video game platforms to home entertainment hubs, and as mobile and tablet devices have become popular entertainment platforms, Turtle Beach has continued to evolve its product lineup to reflect how content is consumed. While each Turtle Beach headset is designed for a primary platform, such as a specific console or PC, nearly all can be used with multiple platforms, and most are compatible with mobile/tablet devices through a standard 3.5mm jack or Bluetooth® connectivity. This primary platform designation, paired with readily-identifiable platform-specific packaging designs, often results in Turtle Beach products being displayed in multiple in-store sections by retailers, increasing the prominence of the Turtle Beach brand and its products in physical retail locations and online.

In 2018, Turtle Beach was the leading console gaming headset manufacturer in North America with a 46.1% dollar share of the market, as noted in the January-December 2018 retail tracking service from The NPD Group, holding five of the top 10 selling Xbox One models and five of the top 10 selling PlayStation®4 models by revenue. Turtle Beach’s console market share in the UK was 49.8% in 2018 as reported by GfK Global. We believe the Company has achieved these high global market shares by delivering high-quality products that often include first-to-market innovations and robust features, in addition to superior sound and unmatched comfort - key factors that consumers look for when shopping for a gaming headset.

HyperSound Business
In January 2014, Turtle Beach acquired Parametric Technologies through a reverse merger. As a result of the merger, Turtle Beach acquired HyperSound - an innovative and patented technology that delivers directional audio to a specific location. HyperSound technology has applications in multiple sectors, including commercial, consumer, and hearing healthcare. Turtle Beach currently licenses HyperSound technology in the retail industry to be incorporated in customer contact points such as retail point of sales, kiosks, digital signage, wayfinding, museum exhibits, meeting halls, and more.

Industry Overview
Gaming Headset Market

Gaming headsets are part of a growing global gaming market sized at over $150 billion. The global gaming audience now exceeds global cinema and music markets with over 2.4 billion active gamers worldwide. Gaming peripherals, such as headsets, are a $3.8 billion business globally with over 75% of that market in the Americas and Europe where the Company’s business is focused. Gaming headsets represent more than a $2.7 billion global market, or more than 70% of the total peripherals market.

Competitive eSports is a global phenomenon where professional gamers train, compete, win prize money, partner with major brands, and attract/gain fans - similar to traditional professional sports. There are over 140 million eSports enthusiasts globally and the market is growing quickly. We believe a quality gaming headset is a must-have piece of equipment for eSports participants.

Many gamers play online where a gaming headset (which typically includes a microphone and allows players to communicate in real-time) provides a more immersive experience in the industry’s most popular games and franchises.

Xbox and PlayStation® consoles are still the dominant gaming platforms in North America and Europe, however, Nintendo’s Switch console continues to perform well two years into its lifecycle. In addition to consoles, personal computers are a popular gaming platform where players utilize a similar style headset. Gaming on mobile/tablet devices represents about a third of the global gaming market, and while headsets can be used for mobile gaming, console and PC gaming are by far the largest drivers of gaming headset use.

Historically, Microsoft and Sony have gone through cycles where their respective console platform is changed significantly or updated to a new version. Microsoft and Sony launched Pro versions of their existing console platforms in 2016 and 2017, respectively, that did not result in the same levels of disruption as previous cycles in the gaming headset business. Turtle Beach believes this is a good indication that any potential future console changes will not be as disruptive. As of early 2019, industry analysts anticipate that the next generation of Xbox will be released in 2020 or 2021, while Sony’s PlayStation®5 is rumored to arrive as early as holiday 2019. The Nintendo Switch™ is completing its second year in the market with more than 25 million units sold through the end of December 2018, during which there has been an expanding library of games and an increased number of multiplayer chat-enabled games.

In addition to console sales, we believe Xbox, PlayStation®, Nintendo, and PC gaming markets are driven by major game launches and franchises that encourage players to buy equipment and accessories. On Xbox and PlayStation®, flagship games like Call of Duty®, Destiny, Star Wars: Battlefront, Battlefield, Grand Theft Auto, and the recently popular “battle royale” games like Fortnite, Apex Legends and PlayerUnknown’s Battlegrounds, are examples of major franchises that prominently feature online multiplayer modes that encourage communication which tend to drive increased gaming headset sales. Many of these established franchises launch new titles annually leading into the holidays and as a result, the gaming headset business tends to be highly seasonal, often with 45%-55% of sales occurring in the fourth quarter.

In 2017, PlayerUnkown’s Battlegrounds popularized a style of multiplayer game known as battle royale, in which players compete on large but shrinking maps until there is a single winner left. Players are able to play in teams and audio cues and communication can be very helpful, making headsets a key accessory for this type of game.

Toward the end of 2017, Epic Games introduced Fortnite which includes a similar format and soared in popularity resulting in large and growing audiences of both players and spectators through content sharing platforms like Twitch, YouTube, Xbox's Mixer and PlayStation® Now.

Gaming headsets are sold at major retailers such as Amazon, Best Buy, GameStop, Target and Walmart. Brick and mortar retailers often have kiosks that allow shoppers to try the headsets and experience each headset’s specific fit, feel, and overall audio quality.

Business Strategy
We intend to further build upon Turtle Beach’s brand awareness, superior audio technology and high-quality products to grow the core console business, as well as continue to advance our personal computer casual gaming business to increase sales and profitability. The Company's strategy focuses on the following:

•
Continue to Advance Our Brand. We believe that our brand’s image among consumers is a competitive advantage, and that our success is attributable to our emphasis on delivering the highest quality, most innovative headsets.

To maintain our competitive position in our markets we are focused on the following:

•
continuing to deliver innovative, high quality gaming headsets that incorporate advanced audio and wireless technology, while delivering a superior game and chat audio experience and unmatched comfort;

•
maintaining our strategic relationships, and continuing investments in eSports partnerships, which we believe provide our brand a larger presence with consumers and create opportunities for retailers to carry our products;

•	leveraging high-quality technical support/customer service to exceed consumer expectations and develop brand loyalty.

•
Expand Our Product Lines.  We continue to invest in the resources necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies. In 2018, we expanded the gaming headset portfolio with the launch of the Atlas line of PC gaming headsets: the Atlas Elite, Atlas One and Atlas Three.

•
Grow Revenue in New Markets. We intend to increase our sales by continuing to develop internally, or through potential joint venture, partnership or acquisition, products that we offer to our customers with an enhanced focus on growth in the personal computer gaming sector.

Intellectual Property
We operate in an industry where innovation, investment in new ideas, and protection of resulting intellectual property rights are critical to success. We have a substantial base of intellectual property assets to protect our current and future product development, such as key innovations in gaming headsets as well as all of the core technology areas behind HyperSound, and intend to vigorously enforce such rights.
As a third-party gaming headset company, certain technology used in the new generation of consoles requires a license to enable products to connect to that platform. While Playstation®4 does not require any license to produce headsets that can connect, certain connections on the Xbox One require the purchase of proprietary chips to integrate into the locked chat audio. The Company currently has the necessary licenses, or can obtain the necessary licenses to produce compatible products.

Supply Chain and Operations
We have a global network of suppliers that manufacture products to meet our quality standards and cost objectives sought by our customers. We have worked closely with component, manufacturing and global logistic partners to build a supply chain that we consider predictable, scalable and consistent to provide high-quality, reliable products and leading cost management practices. The use of outsourced manufacturing facilities is designed to take advantage of specific expertise and allow for flexibility and scalability to respond to both seasonality and changing demands for our products.
In anticipation of new product development and incremental growth, we made additional investments with a focus on making advancements to our planning systems. In connection with our initiative to improve our operating efficiency and reduce costs, we have continued efforts to focus on company-wide overhead reduction activities including right-sizing our supply chain and the consolidation of certain warehouses with our global logistics partners.
We believe we have solid relationships with our suppliers and that, subject to the discussion in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” we will continue to have a sufficient supply of quality products on satisfactory terms.

Retail Distribution
Our headsets are sold in over 40 countries by retailers such as Amazon, Argos, Best Buy, GAME, GameStop, EB Games, Target and Walmart. We often have a broader assortment and more shelf space than competitors at video game and electronics retailers such as GameStop and Best Buy, which we believe reinforces the brand’s authenticity with gaming enthusiasts, and our presence in mass channel retailers such as Walmart and Target enables the brand to reach a wider audience of casual gamers. Our established presence on Amazon and other online retail sites, and positive consumer product ratings on those sites, increases the search visibility of our products and helps to influence both online and in-store sales.
TB Europe serves as a primary sales office for the European market, and has strengthened our international operations with support for sales, marketing, customer service and distribution.

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

Customers

The following tables show net revenues by product type:

	December 31,
	2018	2017	2016
Net Revenues	(in thousands)
Headset	$287,378	$148,828	$173,323
HyperSound	59	307	655
Total	$287,437	$149,135	$173,978
Our business customer base is comprised primarily of large retailers and distributors, both domestic and international. In 2018, net sales to our major market channels consisted of $183.9 million to North American retail customers, $64.8 million to European customers, $25.3 million to North American distributors and $13.4 million to other customers.
Our three largest individual customers accounted for approximately 44% of our gross sales in 2018, 43% of our gross sales in 2017, and 49% of our gross sales in 2016. During 2018, our four largest customers - Walmart, Game Stop, Best Buy and Target - each accounted for between 11% to 19% of our consolidated net sales.

Seasonality
Our gaming headset business is seasonal with a significant portion of sales and profits typically occurring around the holiday period. Historically, more than 45% of headset business revenues are generated during the period from September through December as new headsets are introduced and consumers engage in holiday shopping. In addition, launches of major new online multiplayer games, and specific retailer purchasing behavior, can drive significant revenue shifts between months and quarters in a given year.

Employees
As of December 31, 2018, Turtle Beach had 154 employees, of which 136 were full-time salaried employees. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Available Information
We make available free of charge on or through our website, http://corp.turtlebeach.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and all amendments to those filings as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information contained on our website is not incorporated by reference unless specifically stated therein.
In addition, the SEC maintains a website that contains reports, proxy statements, and other information about issuers, such as Turtle Beach, who file electronically within the SEC. The address of the website is www.sec.gov.

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
The performance of our headset business is affected by the continued success of third-party gaming platforms, such as Microsoft’s Xbox consoles and Sony's PlayStation® consoles, as well as video games developed by such manufacturers and other third-party publishers. Our business could suffer if any of these parties fail to continue to drive the success of these platforms, develop new or enhanced videogame platforms, develop popular game and entertainment titles for current or future generation platforms or produce and timely release sufficient quantities of such consoles. For example, DFC Intelligence forecasts’ estimates of future cumulative new generation console has declined since the debut of the new-gen consoles in 2013, which, if such estimates are accurate, may negatively impact our future headset sales or otherwise negatively impact our business. Further, if a platform is withdrawn from the market or fails to sell, we may be forced to liquidate inventories relating to that platform or accept returns resulting in significant losses.
The battle royale genre, such as Fortnite, Apex Legends and PlayerUnknown’s Battlegrounds, has increased demand for our headset products and driven significant revenue growth over prior year results. If console and personal computer game titles that are enhanced by the use of gaming headsets decline in number, popularity, or are delayed, our revenue and profits may decrease substantially and our business may be adversely affected.
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
In addition, if console manufacturers implement new technologies which would cause our headsets to become incompatible with that hardware manufacturer’s console, there could be unanticipated delays in the release of our products as well as increases to projected development, manufacturing, marketing or distribution costs, any of which could harm our business and financial results.
Further, new and emerging technologies and alternate platforms for gaming, such as mobile devices and virtual reality devices, could make the consoles for which our headsets are designed less attractive or, in time, obsolete, which could require us to transition our business model to developing products for other gaming platforms.

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
There are numerous steps required to develop a product from conception to commercial introduction and to ensure timely shipment to retail customers, including designing, sourcing and testing the electronic components, receiving approval of hardware and other third-party licensors, factory availability and manufacturing and designing the graphics and packaging. Any difficulties or delays in the product development process will likely result in delays in the contemplated product’s introduction schedule. It is common in new product introductions or product updates to encounter technical and other difficulties affecting manufacturing efficiency and, at times, the ability to manufacture the product at all. Although these difficulties can be corrected or improved over time with continued manufacturing experience and engineering efforts, if one or more aspects necessary for the introduction of products are not completed as scheduled, or if technical difficulties take longer than anticipated to overcome, the product introductions will be delayed, or in some cases may be terminated. No assurances can be given that our products will be introduced in a timely fashion, and if new products are delayed, our sales and revenue growth may be limited or impaired.
Our business could be adversely affected by actions on trade by domestic and foreign governments.
The U.S. government has altered its approach to international trade policy and, in some cases, renegotiated or terminated certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, including the United States-Mexico-Canada Agreement (“USMCA”). In addition, the U.S. government has initiated or is considering imposing tariffs on certain foreign goods, including consumer goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the U.S. government or foreign governments will or will not do with respect to tariffs, USMCA or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses. The majority of our production occurs in foreign jurisdictions, including China, and while our products are currently not subject to tariffs, they may become subject in the future, which may have an adverse effect on our results.
The decision by British voters to exit the European Union may negatively impact our operations.
The U.K. is currently negotiating the terms of its exit from the European Union (“Brexit”), scheduled for March 29, 2019. In November 2018, the U.K. and the European Union agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure, including commitments on citizen rights after Brexit, a financial settlement from the U.K., and a transition period from March 29, 2019 through December 31, 2020, to allow time for a future trade deal to be agreed. On January 15, 2019, the draft Withdrawal Agreement was rejected by the U.K. Parliament creating significant uncertainty about the terms (and timing) under which the U.K. will leave the European Union.
If the U.K. leaves the European Union with no agreement (“hard Brexit”), it will likely have an adverse impact on labor and trade in addition to creating further short-term uncertainty and currency volatility. In the absence of a future trade deal, the U.K.’s trade with the European Union and the rest of the world would be subject to tariffs and duties set by the World Trade Organization. Additionally, the movement of goods between the U.K. and the remaining member states of the European Union will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure.

These changes to the trading relationship between the U.K and European Union would likely result in increased cost of goods imported into and exported from the U.K. and may decrease the profitability of our U.K. and other operations. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations. A weaker British pound versus the U.S. dollar also causes local currency results of our U.K. operations to be translated into fewer U.S. dollars during a reporting period. With a range of outcomes still possible, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations.
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
During 2018, our three largest individual customers accounted for approximately 44% of our gross sales in the aggregate. The loss of, or financial difficulties experienced by, these or any of our other significant customers, including as a result of the bankruptcy of a customer, could have a material adverse effect on our business, results of operations, financial condition and liquidity. We do not have long-term agreements with these or other significant customers and our agreements with these customers do not require them to purchase any specific amount of products. All of our customers generally purchase from us on a purchase order basis. As a result, agreements with respect to pricing, returns, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each customer. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. In addition, the uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based, in part, on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. In addition, financial difficulties experienced by a significant customer could increase our exposure to uncollectible receivables and the risk that losses from uncollected receivables exceed the reserves we have set aside in anticipation of this risk.
The manufacture, supply and shipment of our products are dependent upon a limited number of third parties, and our success is dependent upon the ability of these parties to manufacture, supply and ship sufficient quantities of their product components to us in a timely fashion, as well as the continued viability and financial stability of these third-parties.
Because we rely on a limited number of manufacturers and suppliers for our products, we may be materially and adversely affected by the failure of any of those manufacturers and suppliers to perform as expected or supply us with sufficient quantities of their product components to ensure consumer availability of our own products. Our suppliers’ ability to supply products to us is also subject to a number of risks, including the availability of raw materials or components, their financial instability, the destruction of their facilities, or work stoppages. Any shortage of raw materials or components, or an inability to control costs associated with manufacturing, could increase our costs or impair our ability to ship orders in a timely and cost-efficient manner. As a result, we could experience cancellations of orders, refusal to accept deliveries or a reduction in our prices and margins, any of which could harm our financial performance and results of operations.
Moreover, there can be no assurance that such manufacturers and suppliers will not refuse to supply us at prices we deem acceptable, independently market their own competing products in the future, or otherwise discontinue their relationships with us. Our failure to maintain these existing manufacturing and supplier relationships, or to establish new relationships on similar terms in the future, could have a material adverse effect on our business, results of operations, financial condition and liquidity.
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
Our net sales and operating income fluctuate on a seasonal basis; decreases in sales or margins during peak seasons could have a disproportionate effect on our overall financial condition and results of operations.
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
Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to attract, retain and motivate qualified personnel. In addition, competition for skilled and non-skilled employees among companies like ours is intense, and the loss of skilled or non-skilled employees or an inability to attract, retain and motivate additional skilled and non-skilled employees required for the operation and expansion of our business, could hinder our ability to conduct research activities successfully, develop new products, attract customers and meet customer shipments.
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
When new console platforms are announced or introduced into the market, consumers have historically reduced their purchases of game console peripherals and accessories, including headsets, for old generation console platforms in anticipation of new platforms becoming available. During these console transition periods, sales of gaming console headsets related to old generation consoles slow or decline until new platforms are introduced and achieve wide consumer acceptance, which we cannot guarantee. This decrease or decline may not be offset by increased sales of products for the new console platforms. Over time, as the old generation platform user base declines, products for the old platforms are typically discontinued, which can result in lower margins, excess inventory, excess parts, or similar costs related to end of life of a product model. In addition, as a third party gaming headset company, we are reliant on working with the console manufacturers for our headsets to be compatible with any new console platforms, which if not done on a timely basis may adversely affect sales. Sony and Microsoft may make changes to their platforms that impact how headset connect or work with the new consoles, which could create a disruption to consumer buying behavior and product life-cycles.

As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions, and decreasing prices may put downward pressure on prices for products for such platforms. During platform transitions, we may simultaneously incur costs both in continuing to develop and market new products for prior-generation video game platforms, which may not sell at premium prices, and also in developing products for current-generation platforms, which will not generate immediate or near-term revenue. As a result, our operating results during platform transitions are more volatile and difficult to predict than during other times.
Further, technological and other developments may in the future accelerate the frequency of such console transitions, resulting in such disruption occurring more frequently. In addition, competing technologies such as tablet-based gaming and virtual reality may result in further disruption to the overall console gaming market.
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
The reliability and capacity of our information systems are critical. Despite preventative efforts, our systems are vulnerable to damage or interruption from, among other things, natural disasters, technical malfunctions, inadequate systems capacity, human error, power outages, computer viruses and security breaches. Any disruptions affecting our information systems could have a material adverse impact on our business. In addition, any failure to maintain adequate system security controls to protect our computer assets and sensitive data, including associate and client data, from unauthorized access, disclosure or use could damage our reputation with our associates and our clients, exposing us to financial liability, legal proceedings (such as class action lawsuits), and regulatory action. While we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. As a result, we may not be able to immediately detect any security breaches, which may increase the losses that we would suffer. Finally, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends, in part, on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans.
Our reliance on information systems and other technology also gives rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. The occurrence of any of these events could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, or damage our reputation, which could adversely affect our business. In addition, as security threats continue to evolve, we may need to invest additional resources to protect the security of our systems.
Our results of operations and financial condition may be adversely affected by global business, political, operational, financial and economic conditions.
We face business, political, operational, financial and economic risks inherent in international business, many of which are beyond our control, including:

•
trade restrictions, higher tariffs, currency fluctuations or the imposition of additional regulations relating to import or export of our products, especially in China, where many of our Turtle Beach products are manufactured, which could force us to seek alternate manufacturing sources or increase our costs;

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
Any of these factors could reduce our net sales, decrease our gross margins, increase our expenses or reduce our profitability. Should we establish our own operations in international territories where we currently use a distributor, we will become subject to greater risks associated with operating outside of the United States.
The electronics industry in general has historically been characterized by a high degree of volatility and is subject to substantial and unpredictable variations resulting from changing business cycles. Our operating results will be subject to fluctuations based on general economic conditions, in particular conditions that impact discretionary consumer spending. The audio products sector of the electronics industry has and may continue to experience a slowdown in sales, which adversely impacts our ability to generate revenues and impacts the results of our future operations. A lack of available credit in financial markets may adversely affect the ability of our commercial customers to finance purchases and operations and could result in an absence of orders or spending for our products as well as create supplier disruptions. We are unable to predict the likely duration and severity of any adverse economic conditions or disruptions in financial markets and the effects they will have on our business and its financial condition.
Further, Turtle Beach products are manufactured in China for export to the United States and worldwide. As a result of opposition to policies of the Chinese government and China’s growing trade surpluses with the United States, there has been, and in the future may be, opposition to the extension of normal trade relations (“NTR”) status for China. The loss of NTR status for China, changes in current tariff structures, or adoption in the United States of other trade policies adverse to China could increase our manufacturing expenses and make it more difficult for us to manufacture our products in China.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud, which could have an adverse effect on our business and financial condition.
Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act requires, among other things, that we evaluate our systems and processes and test our internal controls over financial reporting to allow management and our independent registered public accounting firm, as applicable, to report on the effectiveness of our internal control over financial reporting. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline and we could be subject to sanctions, investigations by the Nasdaq Stock Market, LLC, the SEC or other regulatory authorities, or shareholder litigation.
In 2018, our management identified control deficiencies in our internal control over financial reporting that constituted a material weakness in our internal control over financial reporting.  As such, our controls over financial reporting were not designed or operating effectively, and as a result there were adjustments required in connection with preparing our consolidated financial statements for the quarterly periods ended June 30, 2018, and September 30, 2018, resulting in the Company having to restate its filings on Forms 10-Q for such periods.
While we took steps to remediate the material weakness by implementing additional reviews and processes, the revised controls need to be operating effectively for a reasonable period of time in order for the material weakness to be considered fully remediated. There can be no assurance that these measures will significantly improve or remediate the material weakness even with the passage of time. There is also no assurance that we have identified all of our material weaknesses or that we will not in the future have additional material weaknesses. There is no assurance that this material weakness will be fully remediated or, that in the future, additional material weaknesses will not exist or otherwise be discovered. If our efforts to remediate the material weakness are not successful, or if other material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), restatements of our consolidated financial statements, a decline in our stock price or suspension or delisting of our common stock from the Nasdaq Global Market.
Risks Related to Our Intellectual Property and Other Legal and Regulatory Matters
Our competitive position may be adversely effected if our products are found to infringe on the intellectual property rights of others.
Other companies and our competitors may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products. Although we do not believe that our products infringe the proprietary rights of any third parties, there can be no assurance that infringement or other legal claims will not be asserted against us, or that we will not be found to infringe the intellectual property rights of others. The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, resulting in significant and often protracted and expensive litigation. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results could be adversely affected. Any litigation or claims, whether or not valid, could result in substantial costs or a diversion of our resources. An adverse result from intellectual property litigation could force us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and/or

•	redesign products or services that incorporate the disputed technology.
If we are forced to take any of the foregoing actions, we could face substantial costs and shipment delays, and our business could be seriously harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may be inadequate to insure us for all liability that may be imposed.
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
We rely on various intellectual property rights, including patents, trademarks, trade secrets and trade dress to protect our Turtle Beach brand name, reputation, product appearance, technology and our proprietary rights in our HyperSound technology. Although we have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with selected parties with whom we conduct business to limit access to and disclosure of our proprietary information, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of that intellectual property or deter independent third-party development of similar technologies. Monitoring the unauthorized use of proprietary technology and trademarks is costly, and any dispute or other litigation, regardless of outcome, may be costly and time consuming and may divert the attention of management and key personnel from our business operations. The steps taken by us may not prevent unauthorized use of proprietary technology or trademarks. Many features of our products are not protected by patents; we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could adversely affect our financial results.
We are susceptible to counterfeiting of our products, which may harm our reputation for producing high-quality products while forcing us to incur expenses in enforcing our intellectual property rights. Such claims and lawsuits can be expensive to resolve, require substantial management time and resources, and may not provide a satisfactory or timely result, any of which may harm our results of operations. As some of our products are sold internationally, we are also dependent on the laws of a range of countries to protect and enforce our intellectual property rights. These laws may not protect intellectual property rights to the same extent or in the same manner as the laws of the United States.
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
Our success also depends in part on our ability to obtain and enforce intellectual property protection of our technology,

particularly our patents. There is no guarantee any patent will be granted on any patent application that we have filed or may file. Claims allowed from existing or pending patents may not be of sufficient scope or strength to protect the economic value of our technologies. Further, any patent that we may obtain will expire, and it is possible that it may be challenged, invalidated or circumvented.
In the future, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors. These claims could result in costly litigation and divert the efforts of our technical and management personnel. As a result, our operating results could suffer and our financial condition could be harmed.

We are dependent upon third-party intellectual property to manufacture some of our products.
The performance of certain technology used in new generation consoles, such as integrated voice and chat audio from the Xbox One, is improved by a licensed component to ensure compatibility with our products.
While we currently believe that we have the necessary licenses, or can obtain the necessary licenses in order to produce compatible products, there is no guarantee that our licenses will be renewed or granted in the first instance. Moreover, if these first parties enter into license agreements with companies other than us for their “closed systems,” or if we are unable to obtain sufficient quantities of these headset adapters or chips, we would be placed at a competitive disadvantage.
In order for certain of our headsets to connect to the Xbox One's advanced features and controls, a proprietary computer chip or wireless module is required. As a result, with respect to our products designed for the Xbox One, we are currently reliant on Microsoft or their designated supplier to provide us with sufficient quantities. If we are unable to obtain sufficient quantities of these headset adapters or chips, sales of such Xbox One headsets and consequently our revenues would be adversely affected.
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
Changes in laws or regulations, or the manner of their interpretation or enforcement, could adversely impact our financial performance and restrict our ability to operate our business or execute our strategies.
New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, may create uncertainty for public companies, increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This could include, among other things, compliance and enforcement costs under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).
We continually evaluate and monitor developments with respect to new and proposed laws, regulations, standards and rules, and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. Any such new or changed laws, regulations, standards or rules may be subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.
Our HyperSound technology is subject to government regulation, which could lead to unanticipated expenses and/or enforcement action against us.
Under the Radiation Control for Health and Safety Act of 1968, and the associated regulations promulgated by the Food and Drug Administration (“FDA”), HyperSound products are regulated as electrical emitters of ultrasonic vibrations. Under the terms of such regulations, in August 2012 we provided, and in January 2016 further supplemented, an abbreviated report to the FDA describing the HyperSound commercial product. In September 2015, we provided an initial product report describing the HyperSound Clear® 500P product. The FDA may respond to these reports and request changes or safeguards to our HyperSound products. We also are required to notify the FDA should a product be found to have a defect relating to safety of use due to the emission of electronic product radiation. We do not believe our technology poses any human health risks. However, modifications to the technology may be required.  Our HyperSound product advertising is regulated by the Federal Trade Commission (the “FTC”), which requires all advertising be truthful, not deceptive or unfair, and evidence based.
The HyperSound Clear 500P and the HyperSound Tinnitus Module were regulated by the FDA as medical devices pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations. HyperSound Clear 500P received 510(k) clearance permitting over-the-counter (“OTC”) commercial distribution for use as a group auditory trainer or group hearing aid and the HyperSound Tinnitus Module feature received 510(k) clearance for prescription use in the temporary relief of tinnitus symptoms.
Although we have discontinued sales of our HyperSound Clear 500P and the HyperSound Tinnitus Module, we continue to be subject to FDA’s requirements for marketed medical devices with respect to those HyperSound Clear 500P products that have already been sold, such as the Quality System Regulation, or QSR (which imposes procedural, documentation and record keeping requirements regarding the manufacture of medical devices); the Medical Device Reporting regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur); and the Reports of Corrections and Removals regulation (which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may pose a risk to health). FDA enforces these requirements by inspection and market surveillance. If the FDA finds a violation, it can institute a wide range of enforcement actions, ranging from a public warning letter to more severe sanctions such as fines, penalties, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, total shutdown of production, and criminal prosecution.
We are subject to various environmental laws and regulations that could impose substantial costs on us and may adversely affect our business, operating results and financial condition.
Our operations and some of our products are regulated under various federal, state, local and international environmental laws. In addition, regulatory bodies in many of the jurisdictions in which we operate propose, enact and amend environmental laws and regulations on a regular basis. If we were to violate or become liable under the environmental laws, we could be required to incur additional costs to comply with such regulations and may incur fines and civil or criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs. Liability under environmental laws may be joint and several and without regard to comparative fault. The ultimate costs under environmental laws and the timing of these costs are difficult to predict. Although we cannot predict the ultimate impact of any new environmental laws and regulations, such laws may result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products, any of which could have a material adverse effect on our business. Additionally, to the extent that our competitors choose not to abide by these environmental laws and regulations, we may be at a cost disadvantage, thereby hindering our ability to effectively compete in the marketplace.

Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation could result in fines, criminal penalties and an adverse effect on our business.
Our products are sold in over 40 countries, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws. We are subject, however, to the risk that our officers, directors, employees, agents and collaborators may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, the European Union Anti-Corruption Act and other similar laws, or that subjects us to trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties or curtailment of operations in certain jurisdictions, and might adversely affect our results of operations. In addition, actual or alleged violations could damage our reputation and ability to do business.
Risks Related to Liquidity
We depend upon the availability of capital under our revolving credit facility to finance our operations. Any additional financing that we may need may not be available on favorable terms, or at all.

In addition to cash flow generated from operations, we finance our operations with a credit facility (the “Credit Facility”) provided by Bank of America, as Agent, Sole Lead Arranger and Sole Bookrunner. If we are unable to comply with the financial and other covenants contained in the Credit Facility, and are unable to obtain a waiver under the Credit Facility, Bank of America may declare the outstanding borrowings under the Credit Facility immediately due and payable. Such an event would have an immediate and material adverse impact on our business, results of operations, and financial condition. We would be required to obtain additional financing from other sources, and we cannot predict whether or on what terms, if any, additional financing might be available. If we are required to seek additional financing and are unable to obtain it, we may have to change our business and capital expenditure plans, which may have a materially adverse effect on our business, financial condition and results of operations. In addition, the debt under the Credit Facility could make it more difficult to obtain other debt financing in the future, which could put us at a competitive disadvantage to competitors with less debt.
The Credit Facility contains financial and other covenants that we are obligated to maintain. The Credit Facility contain certain financial covenants and other restrictions that limit our ability, among other things, to incur certain additional indebtedness; pay dividends and repurchase stock; make certain investments and other payments; enter into certain mergers or consolidations; engage in sale and leaseback transactions and transactions with affiliates; and encumber and dispose of assets.
If we violate any of these covenants, we will be in default under the Credit Facility. If a default occurs and is not timely cured or waived, Bank of America could seek remedies against us, including termination or suspension of obligations to make loans and issue letters of credit, and acceleration of amounts due under the applicable Credit Facility. No assurance can be given that we will be able to maintain compliance with these covenants in the future. The Credit Facility is asset based and can only be drawn down in an amount to which eligible collateral exists, and can be negatively impacted by extended collection of accounts receivable, unexpectedly high product returns and slow moving inventory, among other factors. In addition, we have granted the lender a first-priority lien against substantially all of our assets, including trade accounts receivable and inventories. Failure to comply with the operating restrictions or financial covenants could result in a default which could cause the lender to accelerate the timing of payments and exercise their lien on substantially all of our assets.

If suppliers, customers, landlords, employees or other stakeholders lose confidence in our business, it may be more difficult for us to operate and may materially adversely affect our business, results of operations and financial condition.
If suppliers, customers, landlords, employees or other stakeholders have doubts regarding our ability to continue as a going concern, this could materially adversely affect our ability to operate. Concerns about our financial condition may cause our suppliers and other counterparties to tighten credit terms or cease doing business with us altogether, which would have a material adverse effect on our business and results of operations.
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

Stock markets, in general, have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

The table below describes our principal facilities as of December 31, 2018.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Expiration Date of Lease
San Diego	CA	Corporate Headquarters	13,450	2021
Valhalla	NY	Administration	11,800	2019
Basingstoke	U.K.	Administration	3,650	2027
San Jose	CA	Research & Development	3,500	2022

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
Shareholders Class Action: On August 5, 2013, VTBH and the Company (f/k/a Parametric Sound Corporation) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company (the “Merger”). Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company’s Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the
Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December
26, 2013, the court in the Nevada case denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the
Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June
20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. On September
14, 2017, a unanimous en banc panel of the Nevada Supreme Court granted defendants’ petition for writ of mandamus and ordered the trial court to dismiss the complaint but provided a limited basis upon which plaintiffs could seek to amend their complaint. Plaintiffs amended their complaint on December 1, 2017 to assert the same claims in a derivative capacity on behalf of the Company, as a well as in a direct capacity, against VTBH, Stripes Group, LLC, SG VTB Holdings, LLC, and the former members of the Company’s Board of Directors. All defendants moved to dismiss this amended complaint on January 2, 2018, and those motions were denied on March 13, 2018. Defendants petitioned the Nevada Supreme Court to reverse this ruling on
April 18, 2018. On June 15, 2018, the Nevada Supreme Court denied defendants’ writ petition without prejudice. The district court subsequently entered a pretrial schedule and set trial for November 2019. On January 18, 2019, the district court certified a class of shareholders of the Company as of January 15, 2014.

Commercial Dispute: On July 20, 2016, Bigben Interactive S.A. (“BigBen”) filed a statement of claim before the Regional
Court of Berlin, Germany against VTB, which statement of claim was formally serviced upon VTB on June 28, 2017. The statement of claim alleges that VTB’s termination of a distribution agreement by and between BigBen and VTB breached the terms thereof and was invalid, and that BigBen is entitled to damages amounting to €5.0 million plus accrued interest thereon and certain additional damages as a result of such invalid termination. VTB filed its statement of defense with the court on
September 21, 2017. On January 7, 2019, the Regional Court of Berlin issued its judgment on this dispute, dismissing BigBen's claim in its entirety. On February 7, 2019, BigBen filed an appeal against the judgment with the Higher Regional Court of Berlin. BigBen is required to file a submission in support of its appeal by March 22, 2019.
The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2018 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item  5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s stock is traded on the Nasdaq Global Market under the symbol “HEAR.” The number of holders of record of common stock at February 28, 2019 was 945.
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

The following graph shows a comparison from January 15, 2014, the date following the Merger (as defined in Item 6), through December 31, 2018 of the cumulative total return assuming a $100 investment in our common stock, the S&P 500 Index and the S&P 500 Consumer Durables Index. In accordance with the rules of the Securities and Exchange Commission, the returns are indexed to a value of $100 at December 31, 2013 and assume that all dividends, if any, were reinvested. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

Dividend Policy

We have not paid regular cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements and such other factors as our board of directors deems relevant.

Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
October 1 - 31, 2018	2,067	$19.22	—	—
November 1 - 31, 2018	2,068	$15.09	—	—
December 1 - 30, 2018	2,067	$16.49	—	—
Total	6,202	$16.93	—	—

For the fourth quarter of 2018, we repurchased approximately $0.1 million of common shares related to employee transactions. These amounts represent common shares repurchased from employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, which is then remitted on behalf of the employee.

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

Item  6 - Selected Financial Data

The following table sets forth selected consolidated financial data for each of the five years ended December 31, 2018. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in this Report.

	Year Ended December 31,
	2018	2017	2016 (3)	2015 (2)	2014 (1)
	(in thousands, except per share data)
Net Revenue	$287,437	$149,135	$173,978	$162,747	$186,176
Cost of Revenue	178,738	98,132	131,368	122,056	135,509
Gross Profit	108,699	51,003	42,610	40,691	50,667
Gross Margin	37.8%	34.2%	24.5%	25.0%	27.2%
Operating income (loss)	54,041	4,798	(77,701)	(74,399)	(13,825)
Operating Margin	18.8%	3.2%	(44.7)%	(45.7)%	(7.4)%
Net income (loss)	$39,190	$(3,248)	$(87,182)	$(82,907)	$(15,486)

Net earnings (loss) per share:
Basic	$2.90	$(0.26)	$(7.18)	$(7.85)	$(1.56)
Diluted	$2.74	$(0.26)	$(7.18)	$(7.85)	$(1.56)
Weighted average number of shares:
Basic	13,512	12,336	12,148	10,567	9,916
Diluted	14,289	12,336	12,148	10,567	9,916

Balance Sheet Data
Cash and cash equivalents	7,078	5,247	6,183	7,114	7,908
Total Assets	121,920	94,251	94,800	172,460	249,968
Total Debt	37,385	70,265	66,875	64,806	44,555
Series B Redeemable Preferred Stock	—	18,921	17,480	16,145	14,916

(1) In 2014, we completed the merger with Parametric Sound Corporation, which contributed revenue of $0.7 million in the year and $129.1 million of total assets on date of the merger, January 15, 2014.

(2) Includes goodwill impairment charge of $49.8 million.

(3) Includes a $7.1 million charge for inventory reserves associated with the HyperSound restructuring and goodwill and other intangibles impairment charges of $63.2 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2018.

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

•	HyperSound technology is an innovative patent-protected sound technology that delivers immersive, directional audio with applications in digital signage and kiosks and consumer electronics.
Business Trends
Gaming Headset Market
Based on sales tracking data from The NPD Group, Inc. (“NPD Group”), the gaming headset market in our largest market, North America, increased just over 70% in 2018 vs. 2017 driven by the popularity of a style of multiplayer game known as battle royale, in which players compete on large but shrinking maps until there is a single winner. The Company’s market share in North America increased to 46.1% from 42.4% in 2017.
Every year, new gamers enter the headset market and some existing gamers adopt gaming headset usage. But, these battle royale games, from Fortnite to the recently launched Apex Legends, that are highly social, collaborative and competitive games, have contributed to a higher growth in the video game industry and a higher proportion of gamers using headsets. And given that the vast majority of the gaming headset market is driven by replacement and upgrading, this large influx of new gaming headset users could drive an increase in the size of the gaming headset market in future years.
Seasonality
Our gaming headset business is seasonal with a significant portion of sales and profits typically occurring around the holiday period. Historically, more than 45% of headset business revenues are generated during the period from September through December as new headsets are introduced and consumers engage in holiday shopping.
Results of Operations
Management Overview
Net revenues increased $138.3 million, or 92.7%, to $287.4 million as a result of a very strong overall console gaming market driven by the rise of battle royale style games, such as Fortnite and the recently launched Apex Legends, which have drawn new gamers into the market and caused substantial new demand from existing console gamers.
Turtle Beach grew its leading revenue share to 46.1% for 2018, based on recent NPD Group North American data, holding the majority stake for leading headsets and remained the leader in all price tiers $199 and below. Based on NPD’s sell-through console gaming headset data, Turtle Beach led the market with the Recon 50X, in the sub-$50 price tier, and the wireless Stealth 600 series, in the $50 to $99 price tier.
For 2018, our reported net income increased to $39.2 million, or diluted net income per share of $2.74, and cash from operating activities increased to $42.2 million driven by the significant revenue growth, margin improvement on higher volume driven fixed-cost leveraging and operating expense management. This financial performance and substantial cash flow generation allowed us to negotiate better Credit Facility terms and repay all outstanding term loans and subordinated notes, which reduced current year interest costs by nearly $0.8 million compared to the prior year. These actions combined with the Series B retirement will result in annualized savings of up to $5.0 million.
Forward looking, we believe battle royale games have set off a higher growth trajectory in the video game industry and expect the influx of new gamers and new headset users this year to create a larger core console gaming headset market going forward. As such, we intend to continue to refine and improve on our high quality headsets, further develop our eSports presence and drive long-term growth outside of console gaming headsets, first and foremost in PC gaming headsets in our core North America and European markets.
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
Adjusted EBITDA
Adjusted EBITDA (and a reconciliation to Net income (loss), the nearest GAAP financial measure) for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands)
Net income (loss)	$39,190	$(3,248)	$(87,182)
Interest expense	5,335	7,916	7,447
Depreciation and amortization	4,257	4,422	9,194
Stock-based compensation	1,877	1,430	3,960
Income tax expense (benefit)	1,737	593	(387)
Unrealized loss on financial instrument obligation	5,291	—	—
Impairment charge	—	—	63,236
Restructuring charges	—	533	664
HyperSound business transition charge	—	(79)	7,079
Adjusted EBITDA	$57,687	$11,567	$4,011
Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Net income for the year ended December 31, 2018 was $39.2 million compared to a net loss of $3.2 million in the prior year, including $44.6 million of net income and $1.9 million of net loss attributable to the Headset segment, for the year ended December 31, 2018 and the prior year, respectively.

For the year ended December 31, 2018, Adjusted EBITDA on a consolidated basis was $57.7 million compared to Adjusted EBITDA on a consolidated basis of $11.6 million, including investments of $1.0 million in the HyperSound business, for the year ended December 31, 2017. Net income and Adjusted EBITDA increased on higher revenues and fixed cost leveraging margin improvement as a result of strong consumer demand related to battle royale style game launches.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

Net loss for the year ended December 31, 2017 was $3.2 million compared to a net loss of $87.2 million in the prior year, including $1.9 million and $0.9 million of net loss attributable to the Headset segment, for the year ended December 31, 2017 and the prior year, respectively.

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

Financial Results
The following table sets forth the Company’s statements of operations for the periods presented:

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands)
Net Revenue	$287,437	$149,135	$173,978
Cost of Revenue	178,738	98,132	131,368
Gross Profit	108,699	51,003	42,610
Gross Margin	37.8%	34.2%	24.5%

Operating expenses	54,658	46,205	120,311
Operating income (loss)	54,041	4,798	(77,701)
Interest expense	5,335	7,916	7,447
Other non-operating expense (income), net	7,779	(463)	2,421
Income (loss) before income tax expense (benefit)	40,927	(2,655)	(87,569)
Income tax expense (benefit)	1,737	593	(387)
Net income (loss)	$39,190	$(3,248)	$(87,182)
Net Revenue and Gross Profit
Headset Segment

The following table summarizes net revenue and gross profit for the periods presented:

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands)
Net Revenue	$287,378	$148,828	$173,323
Gross Profit	108,784	51,217	55,221
Gross Margin	37.9%	34.4%	31.9%
Cash Margin (1)	38.2%	34.8%	32.5%
(1) Excludes non-cash charges of $0.9 million, $0.6 million and $1.1 million, respectively.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Net revenues for year ended December 31, 2018 increased $138.3 million, or 92.7%, as a result of the increase in demand for gaming headsets that accompanied the growing popularity of the battle royale style games and reduced promotional spend. This increase was driven by higher volumes across all channels as battle royale releases, such as Fortnite and the recently launched Apex Legends, generated sales of gaming headsets in the $100 and below price point, which includes our Ear Force Recon 50 Series, Stealth 600 Series and Recon Chat headsets, from new gamers and upgrade purchases from existing players.
For the year ended December 31, 2018, gross profit as a percentage of net revenue increased to 37.9% from 34.4% in the prior year. Headset margins were positively impacted by product and customer mix combined with higher volume drive fixed-cost leveraging and a less promotional environment as compared to the prior period in which channel inventories were much higher than normal following weaker than expected 2016 performance of the major holiday game releases. These improvements were partially offset by incremental air freight ($4.0 million) incurred to keep pace with increased consumer demand.
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

Net revenues for year ended December 31, 2017 decreased $24.8 million, or 14.3%, as a result of the negative impact of 2016 holiday channel overhang that depressed sales in the first half of 2017 and business model initiatives at several North American retailers to reduce on-hand inventory levels that caused under-ordering, some of which were sporadically out-of-stock, during the 2017 holiday.
For the year ended December 31, 2017, gross profit as a percentage of net revenue increased to 34.4% from 31.9% in the prior year. In 2017, with no further old-gen inventory overhang, margins were positively impacted by product and logistical costs savings, lower obsolescence reserves and a shift to non-royalty models, partially offset by negative fixed cost leveraging on lower sales volumes.
Operating Expenses

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands)
Selling and marketing	$32,389	$24,385	$28,572
Research and development	5,611	5,587	8,259
General and administrative	16,658	15,700	19,580
Goodwill and other intangible asset impairment	—	—	63,236
Restructuring charges	—	533	664
Total operating expenses	$54,658	$46,205	$120,311

By Segment:
Headset	$54,658	$45,093	$46,588
HyperSound	$—	$1,112	$73,723
Selling and Marketing
Selling and marketing expense for the year ended December 31, 2018 totaled $32.4 million, or 11.3% as a percentage of net revenues, compared to $24.4 million, or 16.4% as a percentage of net revenues, for the prior year. This increase was primarily due to variable sales-based commissions, higher volume-based web costs and increased marketing and consumer spend related to the expansion of our eSports presence, new product video production, in-store promotional material and direct media buys.
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

Research and Development
Research and development remained consistent year over year as we continue to invest in the resources that we believe are necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies. For the year ended December 31, 2018, we invested $5.6 million in the continued expansion of our new generation headset portfolio, including the launch of the Atlas line of PC gaming headsets and the Elite Pro® 2 + SuperAmp™ Pro Performance Gaming Audio System. For the years ended December 31, 2017 and 2016, we expended $5.6 million and $8.3 million, respectively, reflective of continued expansion of our new generation headset portfolio.

General and Administrative
General and administrative expenses for the year ended December 31, 2018 increased $1.0 million to $16.7 million compared to $15.7 million for the year ended December 31, 2017. The year-over-year increase was primarily due to higher variable compensation costs and stock compensation expenses ($1.0 million) and certain legal expenses and settlement costs ($0.5 million), partially offset by lower professional service fees ($0.4 million).

General and administrative expenses for the year ended December 31, 2017 decreased $3.9 million to $15.7 million compared to $19.6 million for the year ended December 31, 2016. The year-over-year decrease was primarily due to a reduction in HyperSound related expenses ($2.6 million), headcount reductions in the Headset business ($0.8 million) and lower non-cash stock compensation charges.

Goodwill and Other Intangibles Impairment
As a result of interim and annual impairment tests, for the year ended December 31, 2016, we recorded a $63.2 million goodwill impairment charge in connection with the decline in implied fair value of the HyperSound reporting unit. There were no such charges in 2017 and 2018.

Restructuring Charges
In connection with continued efforts to improve our operating efficiency, we completed certain operating expense cost reduction activities, such as the consolidation of certain operational functions in 2016 and restructuring of our HyperSound business in 2017. There were no such charges in 2018.

Interest Expense
Interest expense decreased $2.6 million for the year ended December 31, 2018 compared to the prior year due to the exchange of the Series B Preferred Stock ($1.0 million), the payoff of our term loans ($0.3 million) and Subordinated Notes ($0.5 million) and lower borrowings on our Credit Facility.
Interest expense increased $0.5 million for the year ended December 31, 2017 compared to the prior year due to additional compound interest related to the Subordinated Notes and Series B Preferred Stock, and non-cash amortization of related debt issuance costs.
Income Taxes
Income tax expense for the year ended December 31, 2018 was $1.7 million at an effective tax rate of 4.2% compared to income tax expense of $0.6 million for the year ended December 31, 2017 at an effective tax rate of (22.3)%. The effective tax rate was primarily impacted by foreign entity tax benefits, a “change in ownership” event under Internal Revenue Code Section 382 and the full valuation allowance on domestic earnings.

Income tax expense for the year ended December 31, 2017 was $0.6 million at an effective tax rate of (22.3)% compared to income tax benefit of $0.4 million for the year ended December 31, 2016 at an effective tax rate of (0.4)%. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings and a deemed repatriation of foreign earnings totaling $0.5 million related to its European subsidiary under the Tax Cuts and Jobs Act, enacted in December 2017.

Other Non-Operating Expense (Income)

Other non-operating expense totaled $7.8 million for the year ended December 31, 2018, including $5.3 million loss from the change in fair value of a financial instrument, $1.6 million loss on extinguishment related to the prepayment of our Term Loan and Subordinated Notes and the negative exchange impact of the stronger U.S. dollar on our foreign operations.

Other non-operating income totaled $0.5 million for the year ended December 31, 2017, as a result of the U.S. dollar weakening compared to other non-operating expense for the year ended December 31, 2016, of $2.4 million due to negative effect of the Brexit vote on exchange rates as it relates to our United Kingdom operations.

Liquidity and Capital Resources
Our primary sources of working capital are cash flow from operations and availability of capital under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands)
Cash and cash equivalents at beginning of period	$5,247	$6,183	$7,114
Net cash provided by (used for) operating activities	42,249	3,418	(1,830)
Net cash used for investing activities	(5,079)	(4,411)	(3,229)
Net cash provided by (used for) financing activities	(35,129)	(162)	4,213
Effect of foreign exchange on cash	(210)	219	(85)
Cash and cash equivalents at end of period	$7,078	$5,247	$6,183
Operating activities
Cash provided by operating activities for the year ended December 31, 2018 was $42.2 million, an increase of $38.8 million as compared to $3.4 million for the year ended December 31, 2017. This is primarily the result of higher gross receipts from the significant increase in revenue and improved days sales outstanding, partially offset by higher inventory levels and freight costs.

Cash provided by operating activities for the year ended December 31, 2017 was $3.4 million, an increase of $5.2 million as compared to cash used in operating activities of $1.8 million for the year ended December 31, 2016. The year-over-year increase is primarily the result of lower HyperSound investment, Company-wide reduction in force and deferred marketing spend, partially offset by lower gross receipts and inventory turnover due to reduced sales volumes.

Investing activities
Cash used for investing activities was $5.1 million during the year ended December 31, 2018 compared to $4.4 million in 2017, primarily due to additional advertising display and manufacturing investments.
Cash used for investing activities was $4.4 million during the year ended December 31, 2017 compared to $3.2 million in 2016, as the Company refreshed its advertising displays in certain major retailers.
Financing activities
Net cash used for financing activities was $35.1 million during the year ended December 31, 2018 compared to net cash used for financing activities of $0.2 million and net cash provided by financing activities of $4.2 million during the years ended December 31, 2017 and 2016, respectively. Financing activities in 2018 included the repayment of certain subordinated notes of $23.9 million, net term loan repayments of $11.7 million, the exchange of the Series B Preferred Stock of $1.4 million and net repayments on our revolving credit facilities of $1.1 million, partially offset by proceeds from exercise of stock options and warrants of $4.2 million.
Financing activities in 2017 included net borrowings on our revolving credit facilities of $2.6 million, term loan repayments of$2.6 million and $0.1 million in debt issuance costs related to certain debt amendments.

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
Foreign cash balances at December 31, 2018 and December 31, 2017 were $5.2 million and $0.1 million, respectively.

Revolving Credit Facility
On December 17, 2018, Turtle Beach and certain of its subsidiaries entered into an amended and restated loan, guaranty and security agreement (“Credit Facility”) with Bank of America, N.A. (“Bank of America”), as Agent, Sole Lead Arranger and Sole Bookrunner, which replaced the then existing asset-based revolving loan agreement. The Credit Facility, which expires on March 5, 2024, provides for a line of credit of up to $80 million inclusive of a sub-facility limit of $12 million for TB Europe, a wholly-owned subsidiary of Turtle Beach. In addition, the Credit Facility provides for a $40 million accordion feature and the ability to increase the borrowing base with a FILO Loan of up to $6.8 million.

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
Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans, 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans and 2.00% and 2.75% for the FILO Loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees. As of December 31, 2018, interest rates for outstanding borrowings were 6.00% for base rate loans and 3.75% for LIBOR rate loans.
The Company is subject to financial covenant testing if certain availability thresholds are not met or certain other events occur (as defined in the Credit Facility). The Credit Facility requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the last day of each fiscal quarter.

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
As of December 31, 2018, the Company was in compliance with all the financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $35.9 million.
Term Loan Due 2023

On March 5, 2018, the Company and its subsidiaries, entered into an amended, extended and restated term loan, guaranty and security agreement (the “Term Loan Due 2023”) with Crystal Financial SPV LLC and the other persons party thereto, as agent, sole lead arranger and sole bookrunner and the Lenders from time to time party thereto, which replaced the then existing Term Loan Due 2019 and provides for a maximum aggregate term loan of $12.5 million, at an interest rate per annum equal to the 90-day LIBOR rate plus 6.75%. On December 17, 2018, the Company repaid the Term Loan due 2023.

Subordinated Notes - Related Party
On March 5, 2018, the Company amended and restated certain outstanding subordinated notes (the “Amended Notes”) with SG VTB Holdings, LLC, the Company’s largest stockholder (“SG VTB”), and a trust affiliated with Ronald Doornink, the

Chairman of the Company’s board of directors (the “Board”), with an aggregate principal amount of $18.9 million and an additional subordinated note (the “November Note”) with an aggregate principal amount of $3.5 million.

On May 4, 2018, the Company satisfied the repayment provision of the November Note with a $3.3 million repayment with funds from the Term Loan Due 2023. Further, the Company made repayments of $5.0 million on August 3, 2018, $5.0 million on October 12, 2018, and the remaining outstanding balance of $10.7 million on December 17, 2018 with funds from operations. As such, as of December 31, 2018, all subordinated notes were paid in full.

Series B Redeemable Preferred Stock
In September 2010, VTBH issued 1,000,000 shares of its Series B Preferred Stock with a fair value of $12.4 million. The Series B Preferred Stock was required to be redeemed on the earlier of September 28, 2030 or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. On April 23, 2018, the Company entered into a series of transactions pursuant to which the Series B Preferred Stock was retired in exchange for a combination of 1,307,143 shares of common stock and wholly-funded warrants exercisable for 550,000 shares of the Company’s stock. The redemption value of the Series B Preferred Stock was $19.4 million as of the transaction date and $18.9 million as of December 31, 2017. Refer to Note 8, “Preferred Stock” for further details.
Stock Warrants

In connection with the Amended Notes, the Company issued to SG VTB and a trust affiliated with Ronald Doornink, the Chairman of the Board, warrants to purchase an aggregate 0.4 million shares of the Company’s common stock at an exercise price of $10.16 per share. The warrants are exercisable for a period of five years beginning on the date of issuance, July 22, 2015. During the year ended December 31, 2018, the Company received $0.8 million in connection with the exercise of 0.1 million warrants.

In connection with the November Note, the Company issued warrants to purchase 0.3 million shares of the Company’s common stock at an exercise price of $8.00 per share to SG VTB. The warrants are exercisable for a period of ten years beginning on the date of issuance, November 16, 2015.

The exercise price and the number of purchasable shares of common stock of all outstanding warrants are subject to standard anti-dilution adjustments and do not carry any voting rights as a stockholder of the Company prior to exercise. The shares issuable upon exercise of the warrants are also subject to the “demand” and “piggyback” registration rights set forth in the Company’s Stockholder Agreement, dated August 5, 2013, as amended July 10, 2014.

Critical Accounting Estimates
Our discussion and analysis of our results of operations and capital resources are based on our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances.
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
Inventory Valuation
Inventories are valued at the lower of weighted average cost or market, at the individual item level. Market is determined based on the estimated net realizable value, which is generally the selling price. Inventory levels are monitored to identify slow-moving items and markdowns are used to increase sales of such products. Physical inventory counts are performed annually in January and estimates are made for any shortage between the date of the physical inventory count and the balance sheet date.
Asset Impairment
Historically, we have had significant long-lived tangible and intangible assets, including goodwill with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. We assess the potential impairment of intangible and fixed assets whenever events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Goodwill and indefinite-lived intangible assets are assessed at least annually, but also whenever events or changes in circumstances indicate the carrying values may not be recoverable. Factors we consider important, which could trigger an impairment of such assets include significant underperformance relative to historical or projected future operating results; significant changes in the manner of or use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; significant decline in our stock price for a sustained period; and a decline in our market capitalization below net book value.

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
The tax effects of uncertain tax positions taken or expected to be taken in income tax returns are recognized only if they are “more likely-than-not” to be sustained on examination by the taxing authorities based on the technical merits as of the reporting date. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We recognize estimated accrued interest and penalties related to uncertain tax positions in income tax expense.
Except for the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as described in Note 1 of the consolidated financial statements, there have been no material changes to the critical accounting policies and estimates.

See Note 1, “Summary of Significant Accounting Policy,” in the notes to the consolidated financial statements for a complete discussion of recent accounting pronouncements. This includes the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Turtle Beach’s transition to the new revenue standard did not result in a material adjustment to opening retained earnings and the Company expects the adoption of the new standard to have an immaterial impact to its results of operations on an ongoing basis.
Off-Balance Sheet Arrangements
Off balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity for which we have an obligation to the entity that is not recorded in the consolidated financial statements. As of December 31, 2018, there are no significant off-balance sheet arrangements.
Contractual Obligations
Our principal commitments primarily consist of obligations for minimum payment commitments to leases for office space and the revolving credit facility. As of December 31, 2018, the future non-cancelable minimum payments under these commitments were as follows:

(in thousands)	Payments Due by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Contractual Obligations: (1)
Operating lease obligations (2)	$2,628	$965	$1,082	$211	370
Long term debt (3)	37,385	37,385	—	—	—
Total	$40,013	$38,350	$1,082	$211	$370
(1) Contractual obligations exclude tax liabilities of $1.7 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
(2) Operating lease agreements represent obligations to make payments under non-cancelable lease agreements for its facilities.
(3) On December 17, 2018, the Company entered into an amended Credit Facility that expires on March 5, 2024. However, due to certain terms of the facility, the indebtedness is required to be classified as a current liability. Interest payments are not reflected under the Credit Facility because the amount that will be borrowed in future years is uncertain.

Item 7A - Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. The Company’s market risk exposure is primarily a result of fluctuations in interest rates, foreign currency exchange rates and inflation.

To date, the Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of December 31, 2018, we do not have any derivative financial instruments.
Interest Rate Risk
The Company’s total variable rate debt is comprised of $37.4 million outstanding under the Credit Facility. A hypothetical 10% increase in borrowing rates at December 31, 2018 would not result in a material increase in interest expense on principal balances.
Foreign Currency Exchange Risk
The Company has exchange rate exposure, primarily, with respect to the British Pound. As of December 31, 2018, 2017 and 2016, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Turtle Beach Corporation
San Diego, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Turtle Beach Corporation (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019 expressed an adverse opinion thereon.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, on January 1, 2018 the Company adopted new accounting guidance related to revenue from contracts with customers. Our opinion is not modified with respect to this matter.
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

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2014.

New York, New York
March 18, 2019

Turtle Beach Corporation
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$7,078	$5,247
Accounts receivable, less allowances of $23,271 and $12,704 in 2018 and 2017, respectively	52,797	50,534
Inventories	49,472	27,518
Prepaid expenses and other current assets	4,469	3,467
Total Current Assets	113,816	86,766
Property and equipment, net	5,856	4,677
Intangible assets, net	1,036	1,404
Deferred income taxes	—	362
Other assets	1,212	1,042
Total Assets	$121,920	$94,251
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Revolving credit facilities	$37,385	$38,467
Term loans	—	4,173
Accounts payable	17,724	13,459
Other current liabilities	18,488	11,451
Total Current Liabilities	73,597	67,550
Term loans, long-term portion	—	6,789
Series B redeemable preferred stock	—	18,921
Deferred income taxes	187	—
Subordinated notes - related party	—	20,836
Financial instrument obligation	7,848	—
Other liabilities	2,792	2,312
Total Liabilities	84,424	116,408
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value - 100,000,000 shares authorized; 14,268,184 and 12,349,449 shares issued and outstanding as of December 31, 2018 and 2017, respectively	14	12
Additional paid-in capital	169,421	148,082
Accumulated deficit	(131,463)	(170,048)
Accumulated other comprehensive loss	(476)	(203)
Total Stockholders’ Equity (Deficit)	37,496	(22,157)
Total Liabilities and Stockholders’ Equity (Deficit)	$121,920	$94,251

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation
Consolidated Statements of Operations

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(in thousands, except per share data)
Net Revenue	$287,437	$149,135	$173,978
Cost of Revenue	178,738	98,132	131,368
Gross Profit	108,699	51,003	42,610
Operating expenses:
Selling and marketing	32,389	24,385	28,572
Research and development	5,611	5,587	8,259
General and administrative	16,658	15,700	19,580
Goodwill and other intangible asset impairment	—	—	63,236
Restructuring charges	—	533	664
Total operating expenses	54,658	46,205	120,311
Operating income (loss)	54,041	4,798	(77,701)
Interest expense	5,335	7,916	7,447
Other non-operating expense (income), net	7,779	(463)	2,421
Income (loss) before income tax expense (benefit)	40,927	(2,655)	(87,569)
Income tax expense (benefit)	1,737	593	(387)
Net income (loss)	$39,190	$(3,248)	$(87,182)

Net earnings (loss) per share :
Basic	$2.90	$(0.26)	$(7.18)
Diluted	$2.74	$(0.26)	$(7.18)
Weighted average number of shares:
Basic	13,512	12,336	12,148
Diluted	14,289	12,336	12,148

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(in thousands)
Net income (loss)	$39,190	$(3,248)	$(87,182)

Other comprehensive income (loss):
Foreign currency translation adjustment	(273)	357	(94)
Other comprehensive income (loss)	(273)	357	(94)
Comprehensive income (loss)	$38,917	$(2,891)	$(87,276)

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income (loss)	$39,190	$(3,248)	$(87,182)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	3,954	4,074	5,066
Amortization of intangible assets	303	348	4,128
Amortization of deferred financing costs	1,081	1,593	1,342
Stock-based compensation	1,877	1,430	3,960
Accrued interest on Series B redeemable preferred stock	501	1,441	1,335
Paid in kind interest	2,028	2,508	2,156
Deferred income taxes	549	181	(547)
Provision for (Reversal of) sales returns reserve	3,679	942	(1,677)
Provision for doubtful accounts	431	48	144
Provision for obsolete inventory	3,437	1,676	11,414
Loss on disposal of property and equipment	111	9	15
Unrealized loss on financial instrument obligation	5,291	—	—
Loss on debt extinguishment	1,572	—	—
Loss on impairment of HyperSound assets	—	—	63,236
Changes in operating assets and liabilities:
Accounts receivable	(6,978)	3,109	4,092
Inventories	(25,391)	(7,496)	(6,966)
Accounts payable	4,101	1,494	(5,057)
Prepaid expenses and other assets	(481)	755	245
Income taxes payable	562	89	395
Other liabilities	6,432	(5,535)	2,071
Net cash provided by (used for) operating activities	42,249	3,418	(1,830)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,079)	(4,411)	(3,229)
Net cash used for investing activities	(5,079)	(4,411)	(3,229)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	361,073	172,694	208,920
Repayment of revolving credit facilities	(362,154)	(170,132)	(205,468)
Repayment of capital leases	—	(4)	(41)
Borrowings on term loan	3,265	—	—
Repayment of term loan	(14,985)	(2,647)	(4,011)
Repayment of subordinated notes	(23,940)	—	—
Settlement of Series B redeemable preferred stock	(1,390)	—	—
Proceeds from sale of common stock, net of issuance costs	—	—	5,968
Repurchase of common stock	(246)	—	—
Proceeds from exercise of stock options and warrants	4,235	—	—
Debt financing costs	(612)	(73)	(1,155)
Cash portion of loss on debt extinguishment	(375)	—	—
Net cash provided by (used for) financing activities	(35,129)	(162)	4,213
Effect of exchange rate changes on cash and cash equivalents	(210)	219	(85)
Net increase (decrease) in cash and cash equivalents	1,831	(936)	(931)
Cash and cash equivalents - beginning of period	5,247	6,183	7,114
Cash and cash equivalents - end of period	$7,078	$5,247	$6,183

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$1,496	$1,975	$2,053
Cash paid for income taxes	$—	$—	$—
Accrual for purchases of property and equipment	$348	$183	$145
Exchange of Series B redeemable preferred stock	$18,032	$—	$—

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation
Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands)
Balance at December 31, 2015	10,635	$11	$136,725	$(79,618)	$(466)	$56,652
Net loss	—	—	—	(87,182)	—	(87,182)
Other comprehensive loss	—	—	—	—	(94)	(94)
Sale of common stock, net of issuance costs	1,675	1	5,967	—	—	5,968
Stock-based compensation	5	—	3,960	—	—	3,960
Balance at December 31, 2016	12,315	12	146,652	(166,800)	(560)	(20,696)
Net loss	—	—	—	(3,248)	—	(3,248)
Other comprehensive loss	—	—	—	—	357	357
Stock-based compensation	34	—	1,430	—	—	1,430
Balance at December 31, 2017	12,349	12	148,082	(170,048)	(203)	(22,157)
Cumulative effect of the adoption of ASC 606	—	—	—	(605)	—	(605)
Net income	—	—	—	39,190	—	39,190
Other comprehensive income	—	—	—	—	(273)	(273)
Issuance of common stock in exchange for Series B redeemable preferred stock, net of issuance costs	1,307	1	15,474	—	—	15,475
Issuance of restricted stock	56	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	(12)	—	(246)	—	—	(246)
Issuance of common stock upon exercise of warrants	77	—	778	—	—	778
Stock options exercised	491	1	3,456	—	—	3,457
Stock-based compensation	—	—	1,877		—	1,877
Balance at December 31, 2018	14,268	$14	$169,421	$(131,463)	$(476)	$37,496

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

VTB Holdings, Inc. (“VTBH”), a wholly-owned subsidiary of Turtle Beach and the owner of Voyetra Turtle Beach, Inc. (“VTB”) and Turtle Beach Europe Limited (“TB Europe”), was incorporated in the state of Delaware in 2010. VTB was incorporated in the state of Delaware in 1975 with operations principally located in Valhalla, New York.

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

Each contract at inception is evaluated to determine whether the contract should be accounted for as having one or more performance obligations. The Company's business activities were determined to be a single performance obligation with revenue recognized when obligations under the terms of a contract with its customer are satisfied; generally this occurs at a

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

point in time when the transfer of risk and title to the product transfers to the customer. The Company's standard terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. The Company excludes sales taxes collected from customers from “Net Revenue” in its Consolidated Statements of Operations.

Certain customers may receive cash-based incentives (including cash discounts, quantity rebates, and price concessions), which are accounted for as variable consideration. Provisions for sales returns are recognized in the period the sale is recorded based upon the Company's prior experience and current trends. These revenue reductions are established by the Company based upon management’s best estimates at the time of sale following the historical trend, adjusted to reflect known changes in the factors that impact such reserves and allowances, and the terms of agreements with customers. As of December 31, 2018, the Company had an allowance for cash discounts of $13.9 million and an allowance for sales returns of $9.2 million, and does not expect to have significant changes in its estimates for variable considerations.

Cost of Revenue and Operating Expenses
The following table illustrates the primary costs classified in each major expense category:

Cost of Revenue	Operating Expenses
Cost to manufacture products;	Payroll, bonus and benefit costs;
Freight costs associated with moving product from suppliers to distribution centers and to customers;	Costs incurred in the research and development of new products and enhancements to existing products;
Costs associated with the movement of merchandise through customs;	Depreciation related to demonstration units;
Costs associated with material handling and warehousing;	Legal, finance, information systems and other corporate overhead costs;
Global supply chain personnel costs;	Sales commissions, advertising and marketing costs.
Product royalty costs.
Product Warranty Obligations
The Company provides for product warranties in accordance with the contract terms given to various customers by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products.

Marketing Costs
Costs associated with the production of advertising, such as print and other costs, as well as costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first appears in public. Advertising costs were approximately $6.7 million, $4.2 million and $6.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company also incurs co-operative advertising costs that represent reimbursements to customers for shared marketing expenses for sale of its products. These reimbursements are recorded as reductions of net revenue based on a percentage of sales for all period presented. Co-operative advertising reimbursements were approximately $5.4 million, $3.1 million and $4.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Deferred Financing Costs
Deferred financing costs represent costs incurred in conjunction with our debt financing activities and are capitalized and amortized over the life of the related financing arrangements.  If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired as part of the net carrying value of the debt, and any gains or losses are recorded in the statement of operations under the caption “Other non-operating expense (income), net.”

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Stock-Based Compensation
Compensation costs related to stock options and restricted stock grants are calculated based on the fair value of the stock-based awards on the date of grant, net of estimated forfeitures. The grant date fair value of awards is determined using the Black-Scholes option-pricing model and the related stock-based compensation is recognized on a straight-line basis over the period in which an employee is required to provide service in exchange for the award, which is generally four years.

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

For stock-based awards issued to non-employees, including consultants, compensation expense is based on the fair value of the awards calculated using the Black-Scholes option-pricing model over the service performance period. The fair value of options granted to non-employees for each reporting period is remeasured over the vesting period and recognized as an expense over the period the services are received.

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
Long-lived and intangible assets are assessed for the potential impairment whenever events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Goodwill and indefinite-lived intangible assets are assessed at least annually, but also whenever events or changes in circumstances indicate the carrying values may not be recoverable. Factors that could trigger an impairment review, include (a) significant underperformance relative to historical or projected future operating results; (b) significant changes in the manner of or use of the acquired assets or the strategy for our overall business; (c) significant negative industry or economic trends; (d) significant decline in our stock price for a sustained period; and (e) a decline in our market capitalization below net book value.
Assessment for possible impairment is based on the Company’s ability to recover the carrying value of the long-lived asset from the expected future pre-tax cash flows. The expected future pre-tax cash flows are estimated based on historical experience, internal knowledge and market data. Estimates of future cash flows require the Company to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating the useful lives of assets. If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment charge is recognized for the difference between estimated fair value and carrying value.
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

Income Taxes
The Company accounts for income taxes in accordance with the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases based on enacted tax laws and statutory tax rates applicable to the periods in which the Company expects the temporary differences to reverse. The Company had elected to record a “deferred charge” for basis differences relating to intra-entity profits as recognition as a deferred tax asset is prohibited.

A valuation allowance is established for deferred tax assets when management anticipates that it is more likely than not that all, or a portion, of these assets would not be realized. In determining whether a valuation allowance is warranted, all positive and negative evidence and all sources of taxable income such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies are considered to estimate if sufficient future taxable income will be generated to realize the deferred tax asset.  The assessment of the adequacy of a valuation allowance is based on estimates of taxable income by jurisdiction and the period over which deferred tax assets will be recoverable.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods for current trends or expected changes in assumptions, the Company may need to modify the level of valuation allowance which could materially impact our business, financial condition and results of operations.

The tax effects of uncertain tax positions taken or expected to be taken in income tax returns are recognized only if they are “more likely-than-not” to be sustained on examination by the taxing authorities based on the technical merits as of the reporting date. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes estimated accrued interest and penalties related to uncertain tax positions in income tax expense.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, revolving line of credit, long-term debt and warrants reported as a financial instrument obligation. Cash equivalents are stated at amortized cost, which approximated fair value as of the consolidated balance sheet dates due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The revolving line of credit and long-term debt are stated at the carrying value as the stated interest rate approximates market rates currently available to the Company, which are considered Level 2 inputs. The wholly-funded warrants are stated at their fair value based on a Black-Scholes pricing model.

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at December 31, 2018 and 2017.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Foreign Currency Translation
Balance Sheet accounts of TB Europe operations are translated at the exchange rate in effect at the end of each period. Statement of Operations accounts are translated using the weighted average of the prevailing exchange rates during each period. Gains or losses resulting from foreign currency transactions are included in the Company’s Consolidated Statements of Operations under the caption “Other non-operating expense (income), net” whereas translation adjustments are reflected in the Consolidated Statements of Comprehensive Income (Loss) under the caption “Foreign currency translation adjustment.”

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

Accounts receivable are unsecured and represent amounts due based on contractual obligations of customers. Our three largest individual customers accounted for approximately 44% of our gross sales in the aggregate for the year ended December 31, 2018, or individually 13%, 19% and 12%, compared to 16%, 14% and 13% in 2017 and 16%, 16% and 17% in 2016. In addition, three customers accounted for 18%, 29% and 30% of accounts receivable as of December 31, 2018 and 16%, 25% and 29% as of December 31, 2017.

Concentrations of credit risk with respect to accounts receivable are mitigated by performing ongoing credit evaluations of customers to assess the probability of collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, limiting the credit extended, and review of the invoicing terms of the contract. In addition the Company has credit insurance in place through a third party insurer against defaults by certain other domestic and international customers, subject to policy limits. The Company generally does not require customers to provide collateral to support accounts receivable. The Company has recorded an allowance for doubtful accounts for those receivables that were determined not to be collectible.

Foreign cash balances at December 31, 2018 and 2017 were $5.2 million and $0.1 million, respectively.

Segment Information
Following the merger, the Company aggregated its two operating segments - Voyetra Turtle Beach (“Headset”) and HyperSound. In light of the subsequent development and launch of the HyperSound Clear 500P product, the Company evaluated whether its operating segments should continue to be aggregated for reporting purposes and determined that as a result of the new hearing healthcare product, the HyperSound operating segment would no longer have similar economic characteristics, production processes, clients or methods of distribution. As such, the Company has disclosed the Headset and HyperSound operating segments separately. The entire business is managed by a single management team whose chief operating decision maker is the Chief Executive Officer.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In 2018, the Company adopted ASU 2014-09 using the modified retrospective approach, and recorded a net decrease to beginning retained earnings of $(0.6) million reflecting the cumulative impact of adoption. The impact to beginning retained earnings was due to certain price concessions and right of return arrangements recorded as part of the transaction price determination. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, Revenue from Contracts with Customers, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases, that introduces the recognition of a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term and, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis for all leases (with the exception of short-term leases). The Company adopted this standard on its effective date of January 1, 2019 using the optional alternative approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods. The Company has substantially completed evaluating its population of leases, and the most significant impact relates to its accounting for real estate operating leases. Based on the analysis, the Company estimates that its assets and liabilities will increase by approximately $3.3 million upon adoption of the new standard. The updated standard will not have a material effect on our consolidated statement of operations.

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

Note 2. Fair Value Measurement
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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of December 31, 2018 and 2017, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted, and the only outstanding financial assets and liabilities recorded at fair value on a recurring basis were the wholly-funded warrants reported as a financial instrument obligation.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$7,078	$7,078	$5,247	$5,247
Credit Facility	$37,385	$37,385	$38,467	$38,467
Term Loans	$—	$—	$11,721	$11,329
Subordinated Debt	$—	$—	$21,911	$22,442
Financial instrument obligation	$7,848	$7,848	$—	$—

Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying value of the Credit Facility equals fair value as the stated interest rate approximates market rates currently available to the Company, which is considered a Level 2 inputs. The fair values of our Term Loan Due 2019 and Subordinated Debt were based upon an estimated market value calculation that factors principal, time to maturity, interest rate and current cost of debt, which is considered a Level 3 input. The liability-classified warrants reported as a financial instrument obligation are classified within Level 3 because the Company uses a Black-Scholes pricing model to estimate the fair value based on inputs that are not observable in any market.

Note 3. Allowance for Sales Returns
The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands)
Balance, beginning of period	$5,533	$4,591	$6,268
Reserve accrual	21,340	10,457	12,819
Recoveries and deductions, net	(17,661)	(9,515)	(14,496)
Balance, end of period	$9,212	$5,533	$4,591

Note 4. Composition of Certain Financial Statement Items
Inventories
Inventories consist of the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Raw materials	$1,410	$837
Finished goods	48,062	26,681
Total inventories	$49,472	$27,518

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Property and Equipment, net
Property and equipment, net consists of the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Machinery and equipment	$1,616	$1,396
Software and software development	306	383
Furniture and fixtures	535	525
Tooling	3,925	1,968
Leasehold improvements	1,325	1,318
Demonstration units and convention booths	11,659	11,719
Total property and equipment, gross	19,366	17,309
Less: accumulated depreciation and amortization	(13,510)	(12,632)
Total property and equipment, net	$5,856	$4,677
Depreciation and amortization expense on property and equipment, for the years ended December 31, 2018, 2017 and 2016 was $4.0 million, $4.1 million and $5.1 million, respectively.
Other Current Liabilities
Other current liabilities consist of the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Accrued employee expenses	$4,570	$2,510
Accrued royalty	4,069	2,848
Accrued marketing	1,692	575
Accrued expenses	8,157	5,518
Total other current liabilities	$18,488	$11,451
Other non-operating expense (income), net
Other non-operating expense (income), net consists of the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Unrealized loss on financial instrument obligation	$5,291	$—
Loss on debt extinguishment	1,572	—
Other non-operating expense (income)	916	(463)
Total other non-operating expense (income),net	$7,779	$(463)

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Note 5. Goodwill and Other Intangible Assets
Acquired Intangible Assets
Acquired identifiable intangible assets, and related accumulated amortization, as of December 31, 2018 and December 31, 2017 consist of:

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Asset Impairment	Net Book Value
	(in thousands)
Customer relationships	$5,796	$4,539	—	1,257
Foreign Currency	(1,158)	(937)	—	(221)
Total Intangible Assets	$4,638	$3,602	$—	$1,036

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Asset Impairment	Net Book Value
	(in thousands)
Customer relationships	$5,796	$4,173	—	1,623
Non-compete agreements	177	177	—	—
In-process Research and Development	27,100	4,074	23,026	—
Developed technology	8,880	802	8,078	—
Trade names	170	92	78	—
Patent and trademarks	967	65	902	—
Foreign Currency	(899)	(680)	—	(219)
Total Intangible Assets	$42,191	$8,703	$32,084	$1,404
In October 2012, VTB acquired Lygo International Limited, subsequently renamed TB Europe. The acquired intangible assets relating to customer relationships and non-compete agreements are being amortized over an estimated useful life of thirteen years with the amortization being included within sales and marketing expense.

In January 2014, the merger between VTBH and Turtle Beach (f/k/a Parametric Sound Corporation) was completed. The acquired intangible assets relating to developed technology, customer relationships and trade name were subject to amortization. During 2016, the Company completed an impairment analysis under an income approach that reflected recent events in connection with the strategic options exploration, including the transition to a licensing business model. Based on additional information such as sustained slower than anticipated sales volumes in the HyperSound business and certain plans to reduce operating costs to align with current revenues, the Company materially revised certain revenue growth and margin assumptions based on estimates of future operations. As a result, in conjunction with the completion of the second step of the Company’s goodwill impairment analysis, we recorded a $32.1 million impairment charge related to the developed technology, in-process research and development and trade names, which is included as a component of goodwill and intangible asset impairment.

Amortization expense related to definite lived intangible assets was $0.3 million, $0.3 million and $4.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

As of December 31, 2018, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2019	$307
2020	258
2021	217
2022	182
2023	293
Total	$1,257
Note 6. Credit Facilities and Long-Term Debt

	December 31, 2018	December 31, 2017
	(in thousands)
Revolving credit facility, maturing March 2024	$37,385	$38,467

Term Loan Due 2018	—	1,923
Term Loan Due 2019	—	9,798
Less unamortized deferred financing fees	—	759
Total Term Loans	—	10,962

Subordinated notes - related party	—	21,911
Less unamortized debt discount	—	1,075
Total Subordinated notes	—	20,836
Total outstanding debt	37,385	70,265
Less: current portion of revolving line of credit	(37,385)	(38,467)
Less: current portion of term loans	—	(4,173)
Total noncurrent portion of long-term debt	$—	$27,625
Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $4.3 million, $5.8 million and $5.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Amortization of deferred financing costs was $1.1 million, $1.6 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. In connection with the Company’s amendment and restatement of its Credit Facility (as noted below), the Company incurred $0.6 million of financing costs that have been deferred, added to the remaining unamortized financing costs and will be recognized over the term of the respective agreement.
Revolving Credit Facility
On December 17, 2018, Turtle Beach and certain of its subsidiaries entered into an amended and restated loan, guaranty and security agreement (“Credit Facility”) with Bank of America, N.A. (“Bank of America”), as Agent, Sole Lead Arranger and Sole Bookrunner, which replaced the then existing asset-based revolving loan agreement. The Credit Facility, which expires on March 5, 2024, provides for a line of credit of up to $80 million inclusive of a sub-facility limit of $12 million for TB Europe, a wholly-owned subsidiary of Turtle Beach. In addition, the Credit Facility provides for a $40 million accordion feature and the ability to increase the borrowing base with a FILO Loan of up to $6.8 million.

The maximum credit availability for loans and letters of credit under the Credit Facility is governed by a borrowing base determined by the application of specified percentages to certain eligible assets, primarily eligible trade accounts receivable and

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

inventories, and is subject to discretionary reserves and revaluation adjustments. The Credit Facility may be used for working capital, the issuance of bank guarantees, letters of credit and other corporate purposes.
Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans, 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans and 2.00% and 2.75% for the FILO Loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees. As of December 31, 2018, interest rates for outstanding borrowings were 6.00% for base rate loans and 3.75% for LIBOR rate loans.
The Company is subject to quarterly financial covenant testing if certain availability thresholds are not met or certain other events occur (as defined in the Credit Facility). The Credit Facility requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the last day of each fiscal quarter.

The Credit Facility also contains affirmative and negative covenants that, subject to certain exceptions, limit the Company's ability to take certain actions, including its ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and transactions with affiliates and encumber and dispose of assets. Obligations under the Credit Facility are secured by a security interest and lien upon substantially all of the Company's assets.
As of December 31, 2018, the Company was in compliance with all the financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $35.9 million.
Term Loans
Term Loan Due 2023

On March 5, 2018, the Company and its subsidiaries, entered into an amended, extended and restated term loan, guaranty and security agreement (the “Term Loan Due 2023”) with Crystal Financial SPV LLC and the other persons party thereto, as agent, sole lead arranger and sole bookrunner and the Lenders from time to time party thereto, which replaced the then existing Term Loan Due 2019 and provided for a maximum aggregate term loan of $12.5 million, at an interest rate per annum equal to the 90-day LIBOR rate plus 6.75%. On December 17, 2018, the Company made a payment of the full $12.5 million Term Loan balance then outstanding and recognized a loss on extinguishment of $1.0 million, including a $0.4 million prepayment fee.

The Term Loan Due 2023 was secured by a security interest in substantially all of the Company and each of its subsidiaries’
working capital assets and subject to the first-priority lien of Bank of America, as agent, under the Credit Facility, other than with respect to equipment, fixtures, real property interests, intellectual property, intercompany property, intercompany indebtedness, equity interest in its subsidiaries, and certain other assets specified in an inter-creditor agreement between Bank of America and Crystal.

Subordinated Notes - Related Party
During 2015, the Company issued a $5.0 million subordinated note (the “April Note”), subordinated notes (the “May Notes”)
with an aggregate principal amount of $3.8 million and a subordinated note (the “June Note”) with an aggregate principal amount of $9.0 million to SG VTB Holdings, LLC, the Company’s largest stockholder (“SG VTB”), and a trust affiliated with
Ronald Doornink, the Chairman of the Company’s board of directors (the “Board”) and an operating partner of Stripes Group LLC. The subordinated notes were issued with an interest rate of (i) 10% per annum for the first year and (ii) 20% per annum for all periods thereafter, with interest accruing and being added to the principal amount of the note quarterly.

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

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

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

In consideration of the credit extended under the November Note, VTB and VTBH entered into a Third Lien Continuing
Guaranty, (as amended, the “Third Lien Guaranty”), under which they guarantee and promise to pay to SG VTB, any and all obligations of the Company under the November Note. To secure the Company’s obligations under the November Note and the
Third Lien Guaranty, the Company entered into a Third Lien Security Agreement, dated as of November 16, 2015, pursuant to which Stripes was granted a security interest upon all property of VTB and VTBH until the payment in full of the Amended
Notes and November Note or the release of the guarantee or collateral, as applicable. Concurrent with entering into the
November Note and Third Lien Guaranty, the Company also issued a warrant to purchase 0.3 million shares of the Company’s common stock at an exercise price of $8.00 per share.

On March 5, 2018, the Company amended and restated the Amended Notes with an aggregate principal amount of $18.9 million and the November Note with an aggregate principal amount of $3.5 million. The amended subordinated notes bore in-kind interest at a rate of (i) LIBOR plus 9.1% per annum until March 5, 2020 (or, solely with respect to the November Note, until September 5, 2018) or until its maturity date, which is June 5, 2023, provided that its principal amount is reduced by a specified amount by the six month anniversary of the restatement effective date and (ii) LIBOR plus 10.5% per annum (or, solely with respect to the November Note, 15.0% if the prepayment described above does not occur) until its maturity date.

On May 4, 2018, the Company satisfied the repayment provision of the November Note with a $3.3 million repayment with funds from the Term Loan Due 2023. Further, the Company paid down an additional $5.0 million on August 3, 2018, $5.0 million on October 12, 2018, and the remaining outstanding balance of $10.7 million on December 17, 2018 with funds from operations. In connection with these repayments, the Company recognized a loss on extinguishment of $0.6 million.

Note 7. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands)
Federal:
Current	$423	$227	$11
Deferred	—	—	—
Total Federal	423	227	11
State and Local:
Current	300	185	149
Deferred	—	—	—
Total State and Local	300	185	149
Foreign
Current	378	—	—
Deferred	636	181	(547)
Total Foreign	1,014	181	(547)
Total	$1,737	$593	$(387)

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

The reconciliation between the provision (benefit) for income taxes and the expected provision (benefit) for income taxes at the U.S. federal statutory rate is as follows:

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands)
U.S. Operations	$37,466	$(3,722)	$(88,084)
Foreign Operations	3,461	1,067	515
Income (loss) before income taxes	40,927	(2,655)	(87,569)
Federal statutory rate	21%	35%	35%
Provision for income taxes at federal statutory rate	8,595	(929)	(30,649)
State taxes, net of federal benefit	594	157	113
Foreign tax rate differential	(50)	(92)	(522)
Change in valuation allowance	(8,497)	(10,043)	18,969
Impairment charge	—	—	10,903
Change in tax rate	—	10,526	—
Stock compensation	—	424	230
Interest on Series B Preferred Stock	105	504	467
Unrealized loss on financial instrument obligation	1,111	—	—
Subpart F Income	—	502	—
Excess tax benefit recognized	(1,175)	(782)	—
Foreign tax credit	(358)	—	—
Global intangible low taxed income	456	—	—
Prior year adjustment	—	241	14
Change in unrecognized tax benefits	634	(27)	(26)
Other	322	112	114
Provision (benefit) for income taxes	$1,737	$593	$(387)

The income tax provision (benefit) reflects the current and deferred tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), enacted in December 2017 makes broad changes to the U.S. tax code. The changes include, but are not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, introducing bonus depreciation that will allow for full expensing of qualified property, eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized. Consequently, we have re-measured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Tax Act also requires a deemed repatriation of foreign earnings and profits. As such, the Company reported a deemed repatriation of foreign earnings totaling $0.5 million as of December 31, 2017 related to its European subsidiary. The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside the United States and the current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

The tax effects of significant items comprising the Company’s deferred tax assets/(liabilities) are as follows:

	December 31, 2018	December 31, 2017
	(in thousands)
Allowance for doubtful accounts	$39	$16
Inventories	758	1,028
Employee benefits	2,304	2,347
Net operating loss	5,870	14,766
Sales reserves	1,920	1,166
Unrecognized tax benefits	521	676
Depreciation and amortization	(512)	(54)
Intangible assets	(176)	—
Other	94	(81)
	10,818	19,864
Valuation allowance	(11,005)	(19,502)
Net deferred tax assets (liabilities)	$(187)	$362
At December 31, 2018, the Company has $18.7 million of net operating loss carryforwards and $22.4 million of state net operating loss carryforwards, which will begin to expire in 2029. In October 2018, as a result of certain trading activity in the Company's common stock, the change of ownership provisions of Internal Revenue Code Section 382 (“Section 382”) were triggered. Based on its estimate of the Section 382 limitation, the Company believes that it will not be able to utilize its net operating losses to fully offset its taxable income in 2018, resulting in an estimated current federal income tax payable of approximately $0.4 million. The Company believes, based on the estimated Section 382 limitation and the net operating loss carryforward period, that the pre-ownership change net operating losses will be fully utilized in future years if the Company generates sufficient taxable income.

The realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. During 2015, as a result of cumulative losses in prior years primarily due to incremental costs associated with the console transition, acquisition costs and initial investments in the HyperSound business, the Company concluded that a full valuation allowance was required on its net domestic deferred tax assets.

The Company intends to continue maintaining a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the release of all or some portion of the allowance. Based on the Company’s history of losses, current income (loss) from continuing operations, estimated future taxable income exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and consideration of available tax planning strategies, the Company believes there is a reasonable possibility that within the next twelve months sufficient positive evidence may become available to allow a conclusion to be reached that a significant portion, if not all, of the valuation allowance may be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded. However, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31, 2018	December 31, 2017
	(in thousands)
Gross unrecognized tax benefit, beginning of period	$1,468	$1,468
Additions based on tax positions related to the current year	227	—
Decreases based on tax positions in a prior period	—	—
Gross unrecognized tax benefit, end of period	$1,695	$1,468
The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establishes tax reserves for uncertain tax positions that do not meet this threshold. To the extent these unrecognized tax benefits are ultimately recognized, approximately $1.7 million will impact the Company’s effective tax rate in a future period. The Company does not currently anticipate a significant increase or reduction in unrecognized tax benefits within the next twelve months. Interest and

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

penalties associated with income tax matters are included in the provision for income taxes. As of December 31, 2018, the Company had uncertain tax positions of $2.8 million, inclusive of $1.1 million of interest and penalties.

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
The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. Below is a summary of the filing jurisdictions and open tax years:

Open Years
U.S. Federal	2016 - 2017
California	2014 - 2017
New Jersey	2014 - 2017
New York	2015 - 2017
Pennsylvania	2015 - 2017
Texas	2014 - 2017
United Kingdom	2015 - 2017
Note 8. Preferred Stock

Series B Redeemable Preferred Stock

In September 2010, VTBH issued 1,000,000 shares of non-voting Series B Redeemable Preferred Stock (“Series B Preferred Stock”) with a fair value of $12.4 million. The Series B Preferred Stock was required to be redeemed on the earlier of September 28, 2030, or the occurrence of a liquidation event at its original issue price of $12.425371 per share plus any accrued but unpaid dividends. Dividends were cumulative and accrued at a rate of 8.0% per annum, compounded quarterly, and payable as and when declared by the Board of Directors. The Series B Preferred Stock did not contain any conversion rights.
On February 18, 2015, Dr. John Bonanno (“Dr. Bonanno”), the original holder of the Series B Preferred Stock, filed a complaint in Delaware Chancery Court alleging breach of contract. According to the complaint, the Merger purportedly triggered a contractual obligation for VTBH to redeem Dr. Bonanno’s stock. Dr. Bonanno requested a declaratory judgment stating that he was entitled to damages, including a redemption of his stock valued at $15.1 million (equal to the original issue price of his stock plus accrued dividends) as well as other costs and expenses.

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

Pursuant to the Settlement Agreement, Dr. Bonanno agreed to discontinue certain previously disclosed claims and actions against the Company related to the Series B Preferred Stock, as well as to provide a release of the Company with respect to all such claims and any other claims related to Dr. Bonanno’s ownership or disposition of the Series B Preferred Stock. In connection with and as consideration thereof, the Company agreed to pay Dr. Bonanno a cash sum of $1.0 million to settle nonredemption claims in connection with the matter, and to pay an additional $1.25 million if a change of control transaction meeting certain specified requirements is consummated within three years of the date of the Settlement Agreement.

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

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

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

Under the terms of the warrants, the holders have the right to receive, at their option, a cash payment for the remaining unexercised portion of the warrants upon the Company consummating a Fundamental Transaction (as defined in the warrant agreement, and including any merger, consolidation, sale or other reorganization event in which its common stock is converted into or exchanged for securities, cash or other property). If so elected by the warrant holders, the cash payment will be based on a Black-Scholes pricing model and will be made upon the consummation of a Fundamental Transaction or during the ensuing 30-day period thereafter. As a result of these terms regarding the possible future cash payment, the Company has accounted for the warrants issued in connection with the retirement of the Series B Preferred Stock as a financial instrument obligation that is marked to market each period, with subsequent changes in fair value reported in earnings. The fair value of the warrants upon issuance and at December 31, 2018, was $2.6 million and $7.8 million, respectively. For the year ended December 31, 2018, the company recognized an unrealized loss on the warrants of $5.3 million that is included in “Other non-operating expense (income), net” in the Consolidated Statement of Operations.

For the years ended December 31, 2018, 2017, and 2016, the Company recognized $0.5 million, $1.4 million, and $1.3 million, respectively, of interest expense on the Preferred Stock. There were no dividends declared during the years ended December 31, 2018, 2017 and 2016.

Registration Rights Agreement

In connection with the Exchange Agreement, the Company entered into an agreement (the “Registration Rights Agreement”) with certain non-affiliate investors pursuant to which, among other things, the Company agreed to file a registration statement to register for resale the shares of common stock (i) issued and outstanding as a result of the consummation of the transactions contemplated by the Exchange Agreement and (ii) issuable upon the exercise of the wholly-funded warrants. The Company is required to cause the registration statement to be declared effective as soon as practicable, but in no event later than 90 days after the closing of the transactions contemplated by the Exchange Agreement, which occurred on April 26, 2018. The Company also agreed, among other things, to indemnify the investors under the registration statement from certain liabilities and to pay all fees and expenses incident to the Company’s performance of or compliance with the Registration Rights Agreement.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Note 9. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders:

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands, expect per-share data)
Net income (loss)	$39,190	$(3,248)	$(87,182)

Weighted average common shares outstanding — Basic	13,512	12,336	12,148
Plus incremental shares from assumed conversions:
Dilutive effect of stock options	565	—	—
Dilutive effect of unvested awards	31	—	—
Dilutive effect of warrants	181	—	—
Weighted average common shares outstanding — Diluted	14,289	12,336	12,148

Net earnings (loss) per share :
Basic	$2.90	$(0.26)	$(7.18)
Diluted	$2.74	$(0.26)	$(7.18)

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

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands)
Stock options	86	1,589	1,602
Warrants	377	765	768
Unvested restricted stock awards	107	36	30
Total	570	2,390	2,400

Note 10. Stock-Based Compensation
On October 30, 2013, the Board of Directors adopted, and on December 27, 2013, the stockholders approved, the 2013 Stock-Based Incentive Compensation Plan (the “2013 Plan”), that became effective upon consummation of the Merger on January 15, 2014 and was subsequently amended at our 2018 Annual Meeting. Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders.  In addition, members of our Board of Directors participate in our stock-based compensation program in connection with their service on our board.

Stock option awards outstanding under the 2013 Plan are time-based and granted at exercise prices which are equal to the market value of the Company’s common stock on the grant date and expire no later than ten years of the date of grant, but only to the extent they have vested. The options generally vest as specified in the option agreements subject, in some instances, to

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

acceleration in certain circumstances. The restrictions on restricted stock generally lapse over a three-year period from the date of the grant. In the event a participant terminates employment with the Company, any vested stock options and any restricted stock still subject to restrictions are generally forfeited if they are not exercised within 90 days.

The following table presents the stock activity and the total number of shares available for grant as of December 31, 2018:

(in thousands)
Balance at December 31, 2017	387
Plan Amendment	1,500
Options granted	(558)
Restricted Stock granted	(280)
Forfeited/Expired shares added back	152
Balance at December 31, 2018	1,201
Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company's stock-based awards, was comprised as follows:

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands)
Cost of revenue	$289	$(66)	$557
Selling and marketing	186	100	90
Research and development	136	232	561
General and administrative	1,266	1,164	2,752
Total stock-based compensation	$1,877	$1,430	$3,960

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

In 2017, due to changes in the reporting of stock compensation, the Company’s previously unrecognized excess tax benefit related to the exercise of nonqualified stock options totaling $2.2 million was recognized as a deferred tax asset. The associated tax benefit recognized in the Consolidated Statements of Operations for the fiscal years ended December 31, 2018 and 2017 was approximately $1.2 million and $0.8 million, respectively.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2017	1,740,103	$6.20	6.64	$6
Granted	557,645	7.98
Exercised	(490,920)	7.04
Forfeited	(152,099)	7.68
Outstanding at December 31, 2018	1,654,729	$6.41	7.36	$14,374,572
Vested and expected to vest at December 31, 2018	1,596,812	$6.33	7.29	$13,966,972
Exercisable at December 31, 2018	720,068	$6.93	5.41	$5,465,965
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. There was $9.0 million aggregate intrinsic value of options exercised for the year ended December 31, 2018. None of the Company's stock options were exercised for the year ended December 31, 2017.
As of December 31, 2018, total unrecognized compensation cost related to non-vested stock options granted to employees was $2.3 million, which is expected to be recognized over a remaining weighted average vesting period of 2.7 years.
Determination of Fair Value
Option valuation models require the input of highly subjective assumptions, including expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The fair value of options granted under the 2013 Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands)
Expected term (in years)	6.1	6.1	6.1
Risk-free interest rate	2.3% - 3.1%	1.9% - 2.3%	1.1% - 2.3%
Expected volatility	37.7%- 39.5%	38.7% - 41.1%	40.7% - 42.2%
Dividend rate	0%	0%	0%
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
The weighted average grant date fair value of options granted during the three years ended December 31, 2018 was $3.33, $0.29 and $0.48, respectively. The total estimated fair value of employee options vested during the three years ended December 31, 2018 was $0.7 million, $1.3 million and $2.4 million, respectively.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2017	41,867	$3.89
Granted	280,247	20.13
Vested	(56,479)	12.06
Forfeited	—	—
Nonvested restricted stock at December 31, 2018	265,635	$19.29
As of December 31, 2018 total unrecognized compensation cost related to the nonvested restricted stock awards granted was $4.8 million, which is expected to be recognized over a remaining weighted average vesting period of 2.7 years.

Stock Warrants
In connection with and as consideration for the concessions in the Amended Notes, the Company issued to SG VTB and a trust affiliated with Ronald Doornink, the Chairman of the Board, warrants to purchase an aggregate 0.4 million shares of the
Company’s common stock at an exercise price of $10.16 per share. The warrants are exercisable for a period of five years beginning on the date of issuance, July 22, 2015. During the year ended December 31, 2018, the Company received
$0.8 million in connection with the exercise of 0.1 million warrants.

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

Phantom Equity Activity

In November 2011, VTBH adopted a 2011 Phantom Equity Appreciation Plan (“the Appreciation Plan”) that covers certain employees, consultants, and directors of VTBH (“Participants”) who are entitled to phantom units, as applicable, pursuant to the provisions of their respective award agreements. The Appreciation Plan is shareholder-approved, which permits the granting of phantom units to Participants of up to 1,500,000 units. These units are not exercisable or convertible into shares of common stock, but give the holder a right to receive a cash bonus equal to the appreciation in value between the exercise price and value of common stock at the time of a change in control event as defined in the plan.

As of December 31, 2018 and 2017, 178,586 phantom units at a weighted-average exercise price of $3.72 have been granted and are outstanding. Because these phantom units are not exercisable or convertible into common shares, the share amounts and exercise prices were not subject to the exchange ratio provided by the Merger agreement. As of December 31, 2018, compensation expense related to the Appreciation Plan units remained unrecognized because a change in control, as defined in the plan, had not occurred and is not anticipated by the Company. In July 2015, the Appreciation Plan was terminated as to new grants, but vested and nonvested phantom units will continue.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Note 11. Segment and Geographic Information

The following tables show net revenues, operating income and total assets by reporting segments:

	December 31,
	2018	2017	2016
Net Revenues	(in thousands)
Headset	$287,378	$148,828	$173,323
HyperSound	59	307	655
Total	$287,437	$149,135	$173,978

Operating Income (Loss)
Headset	$54,126	$6,124	$8,633
HyperSound	(85)	(1,326)	(86,334)
Total	$54,041	$4,798	$(77,701)
Interest Expense	$5,335	$7,916	$7,447
Other non-operating expense, net	$7,779	$(463)	$2,421
Income (loss) before income tax expense (benefit)	$40,927	$(2,655)	$(87,569)

	December 31, 2018	December 31, 2017
Total Assets	(in thousands)
Headset	$121,933	$94,114
HyperSound	40,739	26,787
Eliminations	(40,752)	(26,650)
Total	$121,920	$94,251

The following table represents total net revenue based on where customers are physically located:

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands)
North America	$215,601	$103,159	$130,371
United Kingdom	34,509	21,113	21,778
Europe	30,244	20,277	15,729
Other	7,083	4,586	6,100
Total net revenue	$287,437	$149,135	$173,978

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

The following table represents property and equipment based on physical location:

	Year Ended
	December 31,
	2018	2017
	(in thousands)
United States	$5,705	$4,504
International	151	173
Total	$5,856	$4,677

Note 12. Commitments and Contingencies
Litigation
The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the amount of any liability that could arise with respect to these actions cannot be determined with certainty, in the Company’s opinion, any such liability will not have a material adverse effect on its consolidated financial position, consolidated results of operations, or liquidity.

Shareholders Class Action: On August 5, 2013, VTBH and the Company (f/k/a Parametric Sound Corporation) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company. Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company’s Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the
Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December
26, 2013, the court in the Nevada case denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the
Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June
20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. On September
14, 2017, a unanimous en banc panel of the Nevada Supreme Court granted defendants’ petition for writ of mandamus and ordered the trial court to dismiss the complaint but provided a limited basis upon which plaintiffs could seek to amend their complaint. Plaintiffs amended their complaint on December 1, 2017 to assert the same claims in a derivative capacity on behalf of the Company, as a well as in a direct capacity, against VTBH, Stripes Group, LLC, SG VTB Holdings, LLC, and the former members of the Company’s Board of Directors. All defendants moved to dismiss this amended complaint on January 2, 2018, and those motions were denied on March 13, 2018. Defendants petitioned the Nevada Supreme Court to reverse this ruling on
April 18, 2018. On June 15, 2018, the Nevada Supreme Court denied defendants’ writ petition without prejudice. The district court subsequently entered a pretrial schedule and set trial for November 2019. On January 18, 2019, the district court certified a class of shareholders of the Company as of January 15, 2014.

Commercial Dispute: On July 20, 2016, Bigben Interactive S.A. (“BigBen”) filed a statement of claim before the Regional Court of Berlin, Germany against VTB, which statement of claim was formally serviced upon VTB on June 28, 2017.  The statement of claim alleges that VTB’s termination of a distribution agreement by and between BigBen and VTB breached the terms thereof and was invalid, and that BigBen is entitled to damages amounting to damages amounting to €5.0 million plus accrued interests thereon plus certain additional damages as a result of such invalid termination. VTB filed its statement of defense with the court on September 21, 2017. On January 7, 2019, the Regional Court of Berlin issued its judgment on this dispute, dismissing BigBen's claim in its entirety. On February 7, 2019, BigBen filed an appeal against the judgment with the Higher Regional Court of Berlin. BigBen is required to file a submission in support of its appeal by March 22, 2019.

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2018 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Operating Leases

The Company leases office and warehouse spaces under operating leases that provide for future minimum rental lease payments under non-cancelable operating leases as of December 31, 2018, as follows:

(in thousands)
2019	$965
2020	651
2021	431
2022	112
2023	99
Thereafter	370
Total	$2,628
Warranties

The Company warrants products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in other current liabilities:

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands)
Warranty, beginning of period	$472	$639	$580
Warranty costs accrued	864	310	702
Settlements of warranty claims	(668)	(477)	(643)
Warranty, end of period	$668	$472	$639

Turtle Beach Corporation
Notes to Consolidated Financial Statements - (Continued)

Note 13. Selected Quarterly Financial Data - Unaudited

Fiscal 2018	Quarter
	First	Second (1)	Third (1)	Fourth
	(in thousands, except per share data)
Net Revenue	$40,886	$60,805	$74,427	$111,319
Gross Margin	15,029	20,277	30,502	42,891
Net Income (Loss)	1,962	(2,318)	14,932	24,614
Earnings (Loss) Per Share
Basic	$0.16	$(0.17)	$1.07	$1.73
Diluted	$0.16	$(0.17)	$0.91	$1.33

Fiscal 2017	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net Revenue	$14,352	$19,112	$35,975	$79,696
Gross Margin	2,216	6,301	12,538	29,948
Net Income (Loss)	(9,926)	(7,061)	(492)	14,231
Earnings (Loss) Per Share
Basic	$(0.81)	$(0.57)	$(0.04)	$1.15
Diluted	$(0.81)	$(0.57)	$(0.04)	$1.15

(1) Reflects an adjustment of previously reported amounts in the Company's Form 10-Q for the three months ended June 30, 2018 and September 30, 2018, related to the classification of the warrants issued in connection with the retirement of the Series B Preferred Stock. The Company will file amendments to the Form 10-Q for such periods. The amended Form 10-Q for the period ended June 30, 2018 will reflect a $8.6 million reduction of net income from the reported amounts for the quarter resulting in a net loss of $2.3 million, or a diluted loss per share of $(0.17), compared to net income originally reported of $6.3 million, or diluted earnings per share of $0.40. The amended Form 10-Q for the period ended September 30, 2018 will reflect a $0.2 million increase in net income from the reported amount for the quarter period of $14.9 million, or diluted earnings per share of $0.91, compared to net income originally reported of $14.7 million, or diluted earnings per share of $0.91. In addition, the amended forms will reflect the warrants as a financial instrument obligation on the balance sheet in the amount of $11.2 million and $11.0 million as of June 30, 2018 and September 30, 2018, respectively, with offsetting reductions to stockholders' equity.
Note 14. Subsequent Event
On March 11, 2019, the Company entered into an asset purchase agreement to acquire certain assets related to the PC peripherals business of ROCCAT GmbH and its subsidiaries (collectively “ROCCAT”). ROCCAT is headquartered in Hamburg, Germany, with operations in Los Angeles, California and Taipei, Taiwan. The transaction is expected to close in the second quarter of 2019 and is contingent upon the satisfaction of customary closing conditions.

Item  9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item  9A - Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as
amended (the “Exchange Act”), are designed to ensure that (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, we concluded that, as of December 31, 2018, our internal control over financial reporting was not effective.

At the conclusion of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures.
Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule
13a-15(e) of the Exchange Act, were not effective as of December 31, 2018.

Notwithstanding the material weakness discussed below, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness in the Company’s internal control over financial reporting.

The Company did not maintain effective internal controls over the review of certain material non-routine transactions or events, which resulted in a material audit adjustment to the accounting for warrants issued in connection with the retirement of the Company’s Series B Preferred Stock in April 2018. This control deficiency resulted in the Company having to restate its filings on Form 10-Q for the quarterly periods ended June 30, 2018, and September 30, 2018, and if unremediated, could result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Because of the material weaknesses described above, our management has concluded that as of December 31, 2018, our system of internal control over financial reporting was not effective based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

BDO USA, LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has also audited the Company’s internal control over financial reporting as of December 31, 2018 as stated in their report which appears following Item 9B of this Annual Report on Form 10-K.

Management’s Remediation Plan

Management designed, documented and implemented additional control procedures and enhanced existing control procedures related to material non-routine transactions or events subsequent to the second quarter of 2018 in connection with becoming subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002. As part of this process, management reviewed its controls and implemented additional management review controls related to material non-routine transactions or events by qualified personnel. Such changes were implemented in the latter half of 2018, and subsequent to such changes being implemented the Company entered into two additional material non-routine transactions in the fourth quarter of 2018. Management reviewed the internal control process over these two additional material non-routine transactions and concluded that the controls over the accounting for these material non-routine transactions were designed and operating effectively, as well as being subject to testing by the Company’s internal audit function. The Company continues to assess and, if necessary, modify the controls related to material non-routine transactions. Although the Company’s remediation plan was implemented during 2018 as noted above, and the Company’s consolidated financial statements in this Annual Report on Form 10-K are fairly presented in accordance with accounting principles generally accepted in the United States of America, management believes that the improved controls described above need to be operating effectively for a reasonable period of time in order for the material weakness to be considered fully remediated.

Changes in Internal Control over Financial Reporting

Other than the changes made to remediate the material weakness described above, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item  9B - Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Turtle Beach Corporation
San Diego, California
Opinion on Internal Control over Financial Reporting
We have audited Turtle Beach Corporation (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule (collectively referred to as “the financial statements”) and our report dated March 18, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to maintain effective controls over certain material non-routine transactions or events has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 financial statements, and this report does not affect our report dated March 18, 2019 on those financial statements.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

New York, New York
March 18, 2019

PART III

Item  10 - Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2018 in connection with our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) or an amendment to this Report filed within the same time period (the “Amendment”), in either case, set forth under the captions “Election of Directors,” “Management Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item  11 - Executive Compensation

The information required by this Item is incorporated herein by reference to the information in our 2019 Proxy Statement or the Amendment set forth under captions “Corporate Governance,” “Executive Compensation and Related Information” and “Report of the Compensation and Management Development Committee.”

Item  12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information in our 2019 Proxy Statement or the Amendment set forth under the captions “Executive Compensation and Related Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item  13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information in our 2019 Proxy Statement or the Amendment set forth under the captions “Corporate Governance” and “Executive Compensation and Related Information.”

Item  14 - Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information in our 2019 Proxy Statement or the Amendment set forth under the captions “Audit and Non-Audit Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	List of documents filed as part of this Annual Report:

1.	The following Consolidated Financial Statements of the Company are filed as part of this Annual Report:
Report of Independent Registered Public Accounting Firm;
Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2018, 2017 and 2016;
Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2018, 2017 and 2016;
Consolidated Balance Sheets as of December 31, 2018 and 2017;
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 2018, 2017 and 2016;
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2018, 2017 and 2016; and
Notes to the Consolidated Financial Statements.

2.	The following financial schedule and related report for the years 2018, 2017 and 2016 is submitted herewith:

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

3.1
Articles of Incorporation of Turtle Beach Corporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q originally filed with the SEC on August 6, 2018).

3.2	Bylaws, as amended, of Turtle Beach Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q originally filed with the SEC on August 11, 2014).

3.3
Third Amended and Restated Certificate of Incorporation of VTBH (Incorporated by reference to Exhibit B to Exhibit 3.1 to the Company’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on August 5, 2013).

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

4.6
Registration Rights Agreement, dated April 23, 2018, by and among Turtle Beach Corporation and the investors named therein. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2018).

10.1
First Amendment to Amended and Restated Loan, Guaranty and Security Agreement, dated as of December 17, 2018,  by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., Turtle Beach Europe Limited, VTB Holdings, Inc., the financial institutions party thereto and Bank of America, N.A., as administrative agent, collateral agent and security trustee for the lenders. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2018).

10.2†
Amended and Restated Turtle Beach Corporation 2013 Stock-Based Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q originally filed with the SEC on August 6, 2018).

10.3†
Turtle Beach Corporation Annual Incentive Bonus Plan (Incorporated by reference to Annex F to the Company’s Definitive Proxy Statement on Schedule 14A originally filed with the SEC on December 3, 2013).

10.4
Master Services Agreement, dated October 6, 2015, between the Company and Hon Hai Precision Industry Co. Ltd. (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

10.5†
VTB Holdings, Inc. 2011 Phantom Equity Appreciation Plan (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014).

10.6†
Offer Letter, dated as of August 13, 2012, between Voyetra Turtle Beach, Inc. and Juergen Stark (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014).

10.7†
Stock Option Agreement, dated as of May 29, 2015, by and between the Company and Juergen Stark. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

10.8†
Offer Letter, dated as of September 16, 2013, by and between Voyetra Turtle Beach, Inc. and John Hanson. (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014).

10.9†**	Offer Letter, dated as of August 15, 2016, by and between Voyetra Turtle Beach, Inc. and Cris Keirn.

10.10
Severance Agreement, dated as of August 2, 2012, by and between Voyetra Turtle Beach, Inc. and Carmine J. Bonnano (Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2014).

10.11†	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.12†
Form of Turtle Beach Corporation Non-Employee Director Restricted Stock Award (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.13†
Form of Turtle Beach Corporation Non-Employee Director Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

10.14†
Form of Turtle Beach Corporation Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

10.15†
Form of Turtle Beach Corporation Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

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

TURTLE BEACH CORPORATION

Date:	March 18, 2019	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 18, 2019	/s/ JUERGEN STARK
Juergen Stark, Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	March 18, 2019	/S/ JOHN T. HANSON
John T. Hanson, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Date:	March 18, 2019	/S/ RONALD DOORNINK
Ronald Doornink, Non-Executive Chairman of the Board and Director

Date:	March 18, 2019	/S/ GREGORY BALLARD
Gregory Ballard, Director

Date:	March 18, 2019	/S/ WILLIAM E. KEITEL
William E. Keitel, Director

Date:	March 18, 2019	/S/ ANDREW WOLFE
Andrew Wolfe, Director

Turtle Beach Corporation
Schedule II - Valuation and Qualifying Accounts
Years ended December 31, 2018, 2017 and 2016

Description	Balance - Begin	Additions	Deductions / Other	Balance - End
Year Ended December 31, 2018	(in thousands)
Allowance for sales returns	$5,533	$21,340	$(17,661)	$9,212
Allowance for cash discounts	7,108	26,194	$(19,410)	13,892
Allowance for doubtful accounts	63	389	$(285)	167
				$23,271
Year Ended December 31, 2017:
Allowance for sales returns	$4,591	$10,457	$(9,515)	$5,533
Allowance for cash discounts	7,775	17,967	(18,634)	7,108
Allowance for doubtful accounts	136	49	(122)	63
				$12,704
Year Ended December 31, 2016:
Allowance for sales returns	$6,268	$12,819	$(14,496)	$4,591
Allowance for cash discounts	7,459	16,678	(16,362)	7,775
Allowance for doubtful accounts	102	144	(110)	136
				$12,502