Form 10-Q/A
period 2018-06-30
Turtle Beach Corp
filed 2019-03-29
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

On March 13, 2019, the Audit Committee of the Board of Directors (the “Audit Committee”) of Turtle Beach Corporation (the “Company”), after considering the recommendations of management and consulting with BDO USA, LLP, the Company’s independent registered public accounting firm, concluded that our unaudited condensed consolidated financial statements included in the quarterly reports on Form 10-Q for the interim periods ended June 30, 2018, and September 30, 2018 (the “Initial Filings”) should not be relied upon because the Company had improperly accounted for the fully-funded warrants issued in connection with the Company’s exchange of Series B Preferred Stock on April 23, 2018. The warrants are exercisable for a fixed number of shares of the Company’s common stock, except that the warrant holders have the right to receive cash in connection with the completion of a transaction defined as a Fundamental Transaction under the warrant agreement. Upon subsequent review, the Company determined that the proper accounting treatment for the warrants due to this possible future cash conversion option was as a financial instrument obligation rather than as an equity instrument, as originally reported. Accounting for the warrants as a financial instrument obligation results in the Company reporting a liability equal to the fair value of the warrants at the time of the transaction, with subsequent changes in fair value reported quarterly in earnings based on a Black-Scholes mark-to-market valuation.

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (“Form 10-Q/A”), which was filed with the United States Securities and Exchange Commission (“SEC”) on August 6, 2018 (the “Original Filing”), to reflect restatements of the Condensed Consolidated Balance Sheet at June 30, 2018, the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2018, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018, and the related notes thereto.

The following sections in the Original Filing are revised in this Form 10-Q/A, solely as a result of, and to reflect, the restatement:
Part I - Item 1 - Financial Statements
Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I - Item 4 - Controls and Procedures
Part II - Item 1A - Risk Factors
Part II - Item 6 - Exhibits

Pursuant to the rules of the SEC, Part II, Item 6 of the Original Filing has been amended to include the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included in this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement. This Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing, in each case as those filings may have been, or with respect to the Initial Filings will be, superseded or amended.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Turtle Beach Corporation
Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited, restated)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$9,108	$5,247
Accounts receivable, net	34,582	50,534
Inventories	28,043	27,518
Prepaid expenses and other current assets	5,190	3,467
Total Current Assets	76,923	86,766
Property and equipment, net	2,839	4,677
Intangible assets, net	1,196	1,404
Deferred income taxes	127	362
Other assets	1,095	1,042
Total Assets	$82,180	$94,251
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Revolving credit facility	$—	$38,467
Term loans	375	4,173
Accounts payable	29,976	13,459
Other current liabilities	14,061	11,451
Total Current Liabilities	44,412	67,550
Term loans, long-term portion, net of unamortized debt issuance costs of $734 and $759	11,391	6,789
Series B redeemable preferred stock	—	18,921
Subordinated notes - related party, net of unamortized discount of $811 and $1,075	19,092	20,836
Financial instrument obligation	11,176	—
Other liabilities	2,311	2,312
Total Liabilities	88,382	116,408
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock, $0.001 par value - 25,000,000 shares authorized; 13,794,251 and 12,349,449 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	14	12
Additional paid-in capital	165,111	148,082
Accumulated deficit	(171,009)	(170,048)
Accumulated other comprehensive loss	(318)	(203)
Total Stockholders' Equity (Deficit)	(6,202)	(22,157)
Total Liabilities and Stockholders' Equity (Deficit)	$82,180	$94,251

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(restated)		(restated)
	(in thousands, except per-share data)
Net revenue	$60,805	$19,112	$101,691	$33,464
Cost of revenue	40,528	12,811	66,385	24,947
Gross profit	20,277	6,301	35,306	8,517
Operating expenses:
Selling and marketing	6,818	5,529	12,747	9,978
Research and development	1,327	1,697	2,656	3,087
General and administrative	3,863	4,070	7,848	8,241
Restructuring charges	—	(30)	—	268
Total operating expenses	12,008	11,266	23,251	21,574
Operating income (loss)	8,269	(4,965)	12,055	(13,057)
Interest expense	1,258	1,835	3,263	3,675
Other non-operating expense (income), net	9,029	(214)	8,784	(265)
Income (loss) before income tax	(2,018)	(6,586)	8	(16,467)
Income tax expense	300	475	364	520
Net income (loss)	$(2,318)	$(7,061)	$(356)	$(16,987)

Net income (loss) per share:
Basic	$(0.17)	$(0.57)	$(0.03)	$(1.38)
Diluted	$(0.17)	$(0.57)	$(0.03)	$(1.38)
Weighted average number of shares:
Basic	13,401	12,337	12,877	12,325
Diluted	13,401	12,337	12,877	12,325

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(restated)		(restated)
	(in thousands)
Net income (loss)	$(2,318)	$(7,061)	$(356)	$(16,987)

Other comprehensive income (loss):
Foreign currency translation adjustment	(270)	118	(115)	158
Other comprehensive income (loss)	(270)	118	(115)	158
Comprehensive income (loss)	$(2,588)	$(6,943)	$(471)	$(16,829)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
	(restated)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(356)	$(16,987)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,204	2,213
Amortization of intangible assets	156	170
Amortization of debt financing costs	642	781
Stock-based compensation	822	817
Accrued interest on Series B redeemable preferred stock	501	702
Paid-in-kind interest	1,256	1,196
Deferred income taxes	235	(43)
Reversal of sales returns reserve	(489)	(2,438)
Provision for doubtful accounts	144	3
Provision for obsolete inventory	1,766	1,689
Loss on disposal of property and equipment	93	—
Unrealized loss on financial instrument obligation	8,619	—
Changes in operating assets and liabilities:
Accounts receivable	15,692	47,073
Inventories	(2,291)	(907)
Accounts payable	16,461	(601)
Prepaid expenses and other assets	(1,723)	(505)
Income taxes payable	293	329
Other liabilities	2,316	(6,845)
Net cash provided by operating activities	46,341	26,647
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(402)	(506)
Net cash used for investing activities	(402)	(506)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	81,991	51,909
Repayment of revolving credit facilities	(120,458)	(82,638)
Repayment of capital leases	—	(4)
Proceeds from term loan	3,265	—
Repayment of term loan	(2,485)	(427)
Repayment of subordinated notes - related party	(3,265)	—
Settlement of Series B Preferred Stock	(1,390)	—
Proceeds from exercise of stock options	734	—
Debt financing costs	(405)	—
Net cash used for financing activities	(42,013)	(31,160)
Effect of exchange rate changes on cash and cash equivalents	(65)	74
Net decrease in cash and cash equivalents	3,861	(4,945)
Cash and cash equivalents - beginning of period	5,247	6,183
Cash and cash equivalents - end of period	$9,108	$1,238

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$763	$918
Cash paid for income taxes	$—	$—
Exchange of Series B Preferred Stock	$18,032	$—

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
			(restated)	(restated)		(restated)
	(in thousands)
Balance at December 31, 2017	12,349	$12	$148,082	$(170,048)	$(203)	$(22,157)
Cumulative effect of the adoption of ASC 606	—	—	—	(605)	—	(605)
Issuance of common stock in exchange for Series B preferred stock, net of issuance costs	1,307	1	15,474			15,475
Issuance of restricted stock	28	—	—			—
Net loss	—	—	—	(356)	—	(356)
Other comprehensive income	—	—	—	—	(115)	(115)
Stock options exercised	110	1	733	—	—	734
Stock-based compensation		—	822	—	—	822
Balance at June 30, 2018	13,794	$14	$165,111	$(171,009)	$(318)	$(6,202)

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

The December 31, 2017 Condensed Consolidated Balance Sheet has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 6, 2018 (“Annual Report”).

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

Restatement

On March 13, 2019, the Audit Committee of the Board of Directors (the “Audit Committee”) of Turtle Beach Corporation (the “Company”), after considering the recommendations of management and consulting with BDO USA, LLP, the Company’s independent registered public accounting firm, concluded that its unaudited condensed consolidated financial statements included in the quarterly reports on Form 10-Q for the interim periods ended June 30, 2018, and September 30, 2018 (the “Initial Filings”) should not be relied upon because the Company had improperly accounted for the fully-funded warrants issued in connection with the Company’s exchange of Series B Preferred Stock on April 23, 2018.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The warrants are exercisable for a fixed number of shares of the Company’s common stock, except that the warrant holders have the right to receive cash in connection with the completion of a transaction defined as a Fundamental Transaction under the warrant agreement. Upon subsequent review, the Company determined that the proper accounting treatment for the warrants due to this possible future cash conversion option was as a financial instrument obligation rather than as an equity instrument, as originally reported. Accounting for the warrants as a financial instrument obligation results in the Company reporting a liability equal to the fair value of the warrants at the time of the transaction, with subsequent changes in fair value reported quarterly in earnings based on a Black-Scholes mark-to-market valuation.

As a result of these terms regarding the possible future cash payment, the Company has accounted for the warrants issued in connection with the retirement of the Series B Preferred Stock as a financial instrument obligation that is marked to market each period, with subsequent changes in fair value reported in earnings. The fair value of the warrants upon issuance and at June 30, 2018, was $2.6 million and $11.2 million, respectively. This Form 10-Q/A for the period ended June 30, 2018 reflects a $8.6 million reduction of net income from the reported amounts for the quarter resulting in a net loss of $2.3 million, or a diluted loss per share of $(0.17), compared to net income originally reported of $6.3 million, or diluted earnings per share of $0.40.

Impact of the Restatement

The following table presents the Company’s condensed consolidated statements of income (loss) as previously reported, restatement adjustments and the condensed consolidated statements of income (loss) as restated for the three and six months ended June 30, 2018:

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended			Six Months Ended
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
	(in thousands, except per-share data)
Operating income (loss)	$8,269	$—	$8,269	$12,055	$—	$12,055
Interest expense	1,258	—	1,258	3,263	—	3,263
Other non-operating expense (income), net	410	8,619	9,029	165	8,619	8,784
Income (loss) before income tax	6,601	(8,619)	(2,018)	8,627	(8,619)	8
Income tax expense	300	—	300	364	—	364
Net income (loss)	$6,301	$(8,619)	$(2,318)	$8,263	$(8,619)	$(356)

Net income (loss) per share:
Basic	$0.47	$(0.64)	$(0.17)	$0.64	$(0.67)	$(0.03)
Diluted	$0.40	$(0.57)	$(0.17)	$0.56	$(0.59)	$(0.03)
Weighted average number of shares:
Basic	13,401	—	13,401	12,877	—	12,877
Diluted	15,644	(2,243)	13,401	14,816	(1,939)	12,877

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the condensed consolidated balance sheet as previously reported, restatement adjustments and the condensed consolidated balance sheet as restated at June 30, 2018:

Condensed Consolidated Balance Sheet (unaudited)

	June 30, 2018
	As Reported	Adjustment	As Restated
	(in thousands)
Total Current Liabilities	$44,412	$—	$44,412
Term loans, long-term portion	11,391	—	11,391
Series B redeemable preferred stock	—	—	—
Deferred income taxes	—	—	—
Subordinated notes - related party	19,092	—	19,092
Financial instrument obligation	—	11,176	11,176
Other liabilities	2,311	—	2,311
Total Liabilities	77,206	11,176	88,382
Stockholders' Equity (Deficit)
Common stock	14	—	14
Additional paid-in capital	167,668	(2,557)	165,111
Accumulated deficit	(162,390)	(8,619)	(171,009)
Accumulated other comprehensive loss	(318)	—	(318)
Total Stockholders' Equity (Deficit)	4,974	(11,176)	(6,202)
Total Liabilities and Stockholders' Equity (Deficit)	$82,180	$—	$82,180

The following table presents the Company’s condensed consolidated statement of cash flows as previously reported, restatement adjustments and the condensed consolidated statement of cash flows as restated for the six months ended June 30, 2018:

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	As Reported	Adjustment	As Restated
	(in thousands)
Net income (loss)	$8,263	$(8,619)	$(356)

Unrealized loss on financial instrument obligation	$—	$8,619	$8,619

Net cash provided by operating activities	$46,341	$—	$46,341

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$9,108	$9,108	$5,247	$5,247
Revolving credit facility	—	—	38,467	38,467
Term loans	12,500	13,020	11,721	11,329
Subordinated notes	19,903	22,394	21,911	22,442
Financial instrument obligation	11,176	11,176	—	—

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

The following table presents our income tax expense (benefit) and effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Income tax expense	$300	$475	$364	$520
Effective income tax rate	(14.9)%	(7.2)%	4,550.0%	(3.2)%

Income tax expense for the three and six months ended June 30, 2018 was $0.3 million at an effective tax rate of (14.9)% and, $0.4 million at an effective tax rate of 4,550.0%, respectively. Income tax expense for the three and six months ended June 30, 2017 was $0.5 million at an effective tax rate of (7.2)% and $0.5 million at an effective tax rate of (3.2)%, respectively. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except per-share data)
Net income (loss)	$(2,318)	$(7,061)	$(356)	$(16,987)

Weighted average common shares outstanding — Basic	13,401	12,337	12,877	12,325
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	—	—	—	—
Dilutive effect of stock options	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Weighted average common shares outstanding — Diluted	13,401	12,337	12,877	12,325
Net income (loss) per share:
Basic	$(0.17)	$(0.57)	$(0.03)	$(1.38)
Diluted	$(0.17)	$(0.57)	$(0.03)	$(1.38)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Stock options	1,945	1,602	1,833	1,591
Warrants	1,314	765	965	766
Unvested restricted stock awards	62	34	52	30
Total	3,321	2,401	2,850	2,387

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11. Segment and Geographic Information

The following tables show our net revenues, operating income and total assets by our reporting segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Revenues	(in thousands)
Headset	$60,805	$19,084	$101,673	$33,344
HyperSound	—	28	18	120
Total	$60,805	$19,112	$101,691	$33,464

Operating Income (Loss)
Headset	$8,369	$(4,542)	$12,166	$(11,598)
HyperSound	(100)	(423)	(111)	(1,459)
Total	8,269	(4,965)	12,055	(13,057)
Interest Expense	1,258	1,835	3,263	3,675
Other non-operating expense (income), net	9,029	(214)	8,784	(265)
Income (loss) before income tax	$(2,018)	$(6,586)	$8	$(16,467)

	June 30, 2018	December 31, 2017
Total Assets	(in thousands)
Headset	$82,194	$94,114
HyperSound (1)	36,402	26,787
Eliminations	(36,416)	(26,650)
Total	$82,180	$94,251

(1) At June 30, 2018, HyperSound assets excluding eliminations, totaled less than $0.1 million.

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
North America	$45,967	$12,996	$78,951	$24,051
United Kingdom	7,628	2,124	11,657	3,978
Europe	5,858	2,769	9,105	3,937
Other	1,352	1,223	1,978	1,498
Total net revenues	$60,805	$19,112	$101,691	$33,464

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

The Company assessed the relative fair values of the Series B Preferred Stock retired pursuant to the Exchange Agreement and the litigation settlement in the Settlement Agreement to determine the amount of the total transaction consideration transferred that was allocable to each component.  The Company determined the fair value of the Series B Preferred Stock to be greater than the total consideration transferred.  In addition, the Company was not able to reliably estimate the fair value of the litigation settlement. Based on these fair value assessments, the Company utilized the residual approach and first allocated proceeds to the Series B Preferred Stock, which resulted in no amount of the consideration being allocated to the litigation settlement.  Accordingly, the entire transaction was accounted for as an equity transaction with the difference between the carrying value of the Series B Preferred Stock and the fair value of the consideration transferred included in stockholders' equity. The warrants issued in connection with the retirement of the Series B Preferred Stock are accounted for as a financial instrument obligation. See Note 1, “Background and Basis of Presentation,” for further details.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I of this Quarterly Report on Form 10-Q/A and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 7, 2018 (the "Annual Report.")
This Report on Form 10-Q/A contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. Caution should be taken not to place undue reliance on any such forward-looking statements because they involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements. Forward-looking statements are based on the beliefs, as well as assumptions made by, and information currently available to, the Company's management and are made only as of the date hereof. The Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties, including those described elsewhere in this Quarterly Report on Form 10-Q/A, that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections.

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

Adjusted EBITDA (and a reconciliation to Net income (loss), the nearest GAAP financial measure) for the three and six months ended June 30, 2018 and 2017, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$(2,318)	$(7,061)	$(356)	$(16,987)
Interest expense	1,258	1,835	3,263	3,675
Depreciation and amortization	1,333	1,530	2,360	2,383
Stock-based compensation	599	431	822	817
Income tax expense	300	475	364	520
Unrealized loss on financial instrument obligation	8,619	—	8,619	—
Restructuring charges	—	(30)	—	268
Business model transition charge	—	—	—	353
Adjusted EBITDA	$9,791	$(2,820)	$15,072	$(8,971)
Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Net loss for the three months ended June 30, 2018 was $2.3 million, including a $8.6 million unrealized loss on a financial instrument obligation, compared to a net loss of $7.1 million in the prior year period, including $6.4 million of net income and $6.6 million of net loss attributable to the Headset business, respectively.

For the three months ended June 30, 2018, Adjusted EBITDA on a consolidated basis was $9.8 million compared to $(2.8) million, including investments of $0.2 million in the HyperSound business during the three months ended June 30, 2017. Net loss decreased and Adjusted EBITDA increased on higher revenues and fixed cost leveraging margin improvement as a result of strong consumer demand driven by the continued popularity of the “battle royale” style games Fortnite and PlayerUnknown’s Battlegrounds.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Net loss for the six months ended June 30, 2018 was $(0.4) million, including a $8.6 million unrealized loss on a financial instrument obligation, compared to a net loss of $17.0 million in the prior year period, including $8.4 million of net income and $15.5 million of net loss attributable to the Headset business, respectively.

For the six months ended June 30, 2018, Adjusted EBITDA on a consolidated basis was $15.1 million compared to $(9.0) million, including investments of $0.8 million in the HyperSound business, during the six months ended June 30, 2017. Net loss decreased and Adjusted EBITDA increased on higher revenues and fixed cost leveraging margin improvement as a result of strong consumer demand related to new “battle royale” style game launches Fortnite and PlayerUnknown’s Battlegrounds.

Results of Operations
The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Net revenue	$60,805	$19,112	$101,691	$33,464
Cost of revenue	40,528	12,811	66,385	24,947
Gross profit	20,277	6,301	35,306	8,517
Operating expenses	12,008	11,266	23,251	21,574
Operating income (loss)	8,269	(4,965)	12,055	(13,057)
Interest expense	1,258	1,835	3,263	3,675
Other non-operating expense (income), net	9,029	(214)	8,784	(265)
Income (loss) before income tax	(2,018)	(6,586)	8	(16,467)
Income tax expense	300	475	364	520
Net income (loss)	$(2,318)	$(7,061)	$(356)	$(16,987)

Net Revenue and Gross Profit
The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Net Revenue	$60,805	$19,112	$101,691	$33,464
Gross Profit	$20,277	$6,301	$35,306	$8,517
Gross Margin	33.3%	33.0%	34.7%	25.5%
Cash Margin (1)	34.0%	34.0%	35.3%	26.1%
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
Other Non-Operating Expense (Income)

Other non-operating expense totaled $9.0 million and $8.8 million for the three and six months ended June 30, 2018, respectively, including a $8.6 million loss from the change in fair value of a financial instrument and the negative exchange impact of the stronger U.S. dollar on our foreign operations. Other non-operating income totaled $0.2 million and $0.3 million for the three and six months ended June 30, 2017, respectively, as a result of the U.S. dollar weakening.

Income Taxes
Income tax expense for the three and six months ended June 30, 2018 was $0.3 million at an effective tax rate of (14.9)% and, $0.4 million at an effective tax rate of 4,550.0%, respectively. Income tax expense for the three and six months ended June 30, 2017 was $0.5 million at an effective tax rate of (7.2)% and $0.5 million at an effective tax rate of (3.2)%, respectively. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

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

Item  4 - Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as
amended (the “Exchange Act”)), are designed to ensure that (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

In connection with our restatement for the period covered by this Quarterly Report on Form 10-Q/A, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective as of June 30, 2018. In making this assessment, we used the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company did not maintain effective internal controls over the review of certain material non-routine transactions or events, which resulted in a material adjustment to the accounting for warrants issued in connection with the retirement of the Company’s Series B Preferred Stock in April 2018.

Notwithstanding the material weakness discussed above, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

Please refer to Note 12, “Commitments and Contingencies” in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q/A, which is incorporated into this item by reference.

Item 1A - Risk Factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-Q/A or elsewhere. The following information should be read in conjunction with our financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q/A.

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
In 2019, our management identified control deficiencies in our internal control over financial reporting that constituted a material weakness in our internal control over financial reporting.  As such, our controls over financial reporting were not designed or operating effectively, and as a result there were adjustments required in connection with preparing our condensed consolidated financial statements for the quarterly periods ended June 30, 2018, and September 30, 2018, resulting in the Company having to restate its filings on Forms 10-Q for such periods.
While we took steps to remediate the material weakness by implementing additional reviews and processes, the revised controls need to be operating effectively for a reasonable period of time in order for the material weakness to be considered fully remediated. There can be no assurance that these measures will significantly improve or remediate the material weakness even with the passage of time. There is also no assurance that we have identified all of our material weaknesses or that we will not in the future have additional material weaknesses. There is no assurance that this material weakness will be fully remediated or, that in the future, additional material weaknesses will not exist or otherwise be discovered. If our efforts to remediate the material weakness are not successful, or if other material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), restatements of our condensed consolidated financial statements, a decline in our stock price or suspension or delisting of our common stock from the Nasdaq Global Market.
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

Item  5 - Other Information

None.

Item 6. Exhibits

3.1
Articles of Incorporation of Turtle Beach Corporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2018).

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

10.2
Turtle Beach Corporation 2013 Stock-Based Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2018).

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

TURTLE BEACH CORPORATION

Date:	March 29, 2019	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)