Form 10-Q/A
period 2018-09-30
Turtle Beach Corp
filed 2019-03-29
CIK 1493761

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

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (“Form 10-Q/A”), which was filed with the United States Securities and Exchange Commission (“SEC”) on November 6, 2018 (the “Original Filing”), to reflect restatements of the Condensed Consolidated Balance Sheet at September 30, 2018, the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2018, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018, and the related notes thereto.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Turtle Beach Corporation
Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited, restated)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$6,178	$5,247
Accounts receivable, net	28,995	50,534
Inventories	73,348	27,518
Prepaid expenses and other current assets	5,194	3,467
Total Current Assets	113,715	86,766
Property and equipment, net	4,019	4,677
Intangible assets, net	1,091	1,404
Other assets	698	1,404
Total Assets	$119,523	$94,251
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Revolving credit facility	$3,523	$38,467
Term loans	750	4,173
Accounts payable	49,014	13,459
Other current liabilities	14,631	11,451
Total Current Liabilities	67,918	67,550
Term loans, long-term portion, net of unamortized debt issuance costs of $667 and $759	11,083	6,789
Series B redeemable preferred stock	—	18,921
Financial instrument obligation	10,967	—
Subordinated notes - related party, net of unamortized discount of $609 and $1,075	14,784	20,836
Other liabilities	2,313	2,312
Total Liabilities	107,065	116,408
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value - 25,000,000 shares authorized; 14,229,736 and 12,349,449 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	14	12
Additional paid-in capital	168,920	148,082
Accumulated deficit	(156,077)	(170,048)
Accumulated other comprehensive loss	(399)	(203)
Total Stockholders’ Equity (Deficit)	12,458	(22,157)
Total Liabilities and Stockholders’ Equity (Deficit)	$119,523	$94,251

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(restated)		(restated)
	(in thousands, except per-share data)
Net revenue	$74,427	$35,975	$176,118	$69,439
Cost of revenue	43,925	23,437	110,310	48,384
Gross profit	30,502	12,538	65,808	21,055
Operating expenses:
Selling and marketing	8,517	5,586	21,264	15,564
Research and development	1,400	1,336	4,056	4,423
General and administrative	4,063	3,499	11,911	11,740
Restructuring charges	—	241	—	509
Total operating expenses	13,980	10,662	37,231	32,236
Operating income (loss)	16,522	1,876	28,577	(11,181)
Interest expense	1,093	2,042	4,356	5,717
Other non-operating expense (income), net	99	(252)	8,883	(517)
Income (loss) before income tax	15,330	86	15,338	(16,381)
Income tax expense	398	578	762	1,098
Net income (loss)	$14,932	$(492)	$14,576	$(17,479)

Net income (loss) per share:
Basic	$1.07	$(0.04)	$1.10	$(1.42)
Diluted	$0.91	$(0.04)	$1.05	$(1.42)
Weighted average number of shares:
Basic	14,019	12,347	13,263	12,332
Diluted	16,229	12,347	13,828	12,332

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(restated)		(restated)
	(in thousands)
Net income (loss)	$14,932	$(492)	$14,576	$(17,479)

Other comprehensive income (loss):
Foreign currency translation adjustment	(81)	111	(196)	269
Other comprehensive income (loss)	(81)	111	(196)	269
Comprehensive income (loss)	$14,851	$(381)	$14,380	$(17,210)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
	(restated)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14,576	$(17,479)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,944	3,000
Amortization of intangible assets	230	259
Amortization of debt financing costs	956	1,181
Stock-based compensation	1,409	1,187
Accrued interest on Series B redeemable preferred stock	501	1,067
Paid-in-kind interest	1,747	1,844
Deferred income taxes	714	417
Provision for (reversal of) sales returns reserve	1,097	(2,209)
Provision for doubtful accounts	373	49
Provision for obsolete inventory	2,273	1,914
Loss on disposal of property and equipment	93	—
Unrealized loss on financial instrument obligation	8,410	—
Changes in operating assets and liabilities:
Accounts receivable	19,463	32,205
Inventories	(48,103)	(26,085)
Accounts payable	35,223	17,537
Prepaid expenses and other assets	(1,727)	(733)
Income taxes payable	431	669
Other liabilities	2,748	(5,532)
Net cash provided by operating activities	43,358	9,291
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,046)	(2,584)
Net cash used for investing activities	(2,046)	(2,584)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	205,810	98,165
Repayment of revolving credit facilities	(240,753)	(109,277)
Repayment of capital leases	—	(4)
Proceeds from term loan	3,265	—
Repayment of term loan	(2,485)	(1,443)
Repayment of subordinated notes - related party	(8,265)	—
Settlement of Series B redeemable preferred stock	(1,390)	—
Proceeds from exercise of stock options and warrants	4,097	—
Repurchase of common stock to satisfy employee tax withholding obligations	(141)	—
Debt financing costs	(405)	—
Net cash used for financing activities	(40,267)	(12,559)
Effect of exchange rate changes on cash and cash equivalents	(114)	142
Net increase (decrease) in cash and cash equivalents	931	(5,710)
Cash and cash equivalents - beginning of period	5,247	6,183
Cash and cash equivalents - end of period	$6,178	$473

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$1,062	$1,364
Cash paid for income taxes	$—	$—
Exchange of Series B redeemable preferred stock	$18,032	$—

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands)
Balance at December 31, 2017	12,349	$12	$148,082	$(170,048)	$(203)	$(22,157)
Cumulative effect of the adoption of ASC 606	—	—	—	(605)	—	(605)
Net income	—	—	—	14,576	—	14,576
Other comprehensive income	—	—	—	—	(196)	(196)
Issuance of common stock in exchange for Series B redeemable preferred stock, net of issuance costs	1,307	1	15,474	—	—	15,475
Issuance of restricted stock	44	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	(6)	—	(141)	—	—	(141)
Issuance of common stock upon exercise of warrant	77	—	778	—	—	778
Stock options exercised	459	1	3,318	—	—	3,319
Stock-based compensation		—	1,409	—	—	1,409
Balance at September 30, 2018	14,230	$14	$168,920	$(156,077)	$(399)	$12,458

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

As a result of these terms regarding the possible future cash payment, the Company has accounted for the warrants issued in connection with the retirement of the Series B Preferred Stock as a financial instrument obligation that is marked to market each period, with subsequent changes in fair value reported in earnings. The fair value of the warrants upon issuance and at September 30, 2018, was $2.6 million and $11.0 million, respectively. This Form 10-Q/A for the period ended September 30, 2018 reflects a $0.2 million increase in net income from the reported amounts for the quarter resulting in net income of $14.9 million, or a diluted earnings per share of $0.91, compared to net income originally reported of $14.7 million, or diluted earnings per share of $0.91.

Impact of the Restatement

The following table presents the Company’s condensed consolidated statements of income (loss) as previously reported, restatement adjustments and the condensed consolidated statements of income (loss) as restated for the three and nine months ended September 30, 2018:

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended			Nine Months Ended
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
	(in thousands, except per-share data)
Operating income (loss)	16,522	$—	$16,522	28,577	$—	$28,577
Interest expense	1,093	—	1,093	4,356	—	4,356
Other non-operating expense (income), net	308	(209)	99	473	8,410	8,883
Income (loss) before income tax	15,121	209	15,330	23,748	(8,410)	15,338
Income tax expense	398	—	398	762	—	762
Net income (loss)	$14,723	$209	$14,932	$22,986	$(8,410)	$14,576

Net income (loss) per share:
Basic	$1.05	$0.02	$1.07	$1.73	$(0.63)	$1.10
Diluted	$0.91	$—	$0.91	$1.56	$(0.51)	$1.05
Weighted average number of shares:
Basic	14,019	—	14,019	13,263	—	13,263
Diluted	16,229	—	16,229	14,757	(929)	13,828

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the condensed consolidated balance sheet as previously reported, restatement adjustments and the condensed consolidated balance sheet as restated at September 30, 2018:

Condensed Consolidated Balance Sheet (unaudited)

	September 30, 2018
	As Reported	Adjustment	As Restated
	(in thousands)
Total Current Liabilities	$67,918	$—	$67,918
Term loans, long-term portion	11,083	—	11,083
Financial instrument obligation	—	10,967	10,967
Subordinated notes - related party	14,784	—	14,784
Other liabilities	2,313	—	2,313
Total Liabilities	96,098	10,967	107,065
Stockholders' Equity (Deficit)
Common stock	14	—	14
Additional paid-in capital	171,477	(2,557)	168,920
Accumulated deficit	(147,667)	(8,410)	(156,077)
Accumulated other comprehensive loss	(399)	—	(399)
Total Stockholders' Equity (Deficit)	23,425	(10,967)	12,458
Total Liabilities and Stockholders' Equity (Deficit)	$119,523	$—	$119,523

The following table presents the Company’s condensed consolidated statement of cash flows as previously reported, restatement adjustments and the condensed consolidated statement of cash flows as restated for the nine months ended September 30, 2018:

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	As Reported	Adjustment	As Restated
	(in thousands)
Net income (loss)	$22,986	$(8,410)	$14,576

Unrealized loss on financial instrument obligation	$—	$8,410	$8,410

Net cash provided by operating activities	$43,358	$—	$43,358

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$6,178	$6,178	$5,247	$5,247
Revolving credit facility	3,523	3,523	38,467	38,467
Term loans	12,500	12,087	11,721	11,329
Subordinated notes	15,393	17,178	21,911	22,442
Financial instrument obligation	10,967	10,967	—	—

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following table presents our income tax expense (benefit) and effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Income tax expense	$398	$578	$762	$1,098
Effective income tax rate	2.6%	672.1%	5.0%	(6.7)%

Income tax expense for the three and nine months ended September 30, 2018 was $0.4 million at an effective tax rate of 2.6% and $0.8 million at an effective tax rate of 5.0%, respectively. Income tax expense for the three and nine months ended September 30, 2017 was $0.6 million at an effective tax rate of 672.1% and $1.1 million at an effective tax rate of (6.7)%,

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

respectively. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

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

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per-share data)
Net income (loss)	$14,932	$(492)	$14,576	$(17,479)
Unrealized gain on financial instrument obligation	(209)	—	—	—
Net income (loss) - diluted	$14,723	$(492)	$14,576	$(17,479)

Weighted average common shares outstanding — Basic	14,019	12,347	13,263	12,332
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	52	—	24	—
Dilutive effect of stock options	1,209	—	408	—
Dilutive effect of warrants	949	—	133	—
Weighted average common shares outstanding — Diluted	16,229	12,347	13,828	12,332
Net income (loss) per share:
Basic	$1.07	$(0.04)	$1.10	$(1.42)
Diluted	$0.91	$(0.04)	$1.05	$(1.42)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Stock options	69	1,533	35	1,572
Warrants	—	765	319	765
Unvested restricted stock awards	185	42	71	34
Total	254	2,340	425	2,371

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11. Segment and Geographic Information

The following tables show our net revenues, operating income and total assets by our reporting segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Revenues	(in thousands)
Headset	$74,406	$35,947	$176,079	$69,291
HyperSound	21	28	39	148
Total	$74,427	$35,975	$176,118	$69,439

Operating Income (Loss)
Headset	$16,512	$1,819	$28,678	$(9,779)
HyperSound	10	57	(101)	(1,402)
Total	16,522	1,876	28,577	(11,181)
Interest Expense	1,093	2,042	4,356	5,717
Other non-operating expense (income), net	99	(252)	8,883	(517)
Income (loss) before income tax	$15,330	$86	$15,338	$(16,381)

	September 30, 2018	December 31, 2017
Total Assets	(in thousands)
Headset	$119,525	$94,114
HyperSound (1)	40,225	26,787
Eliminations	(40,227)	(26,650)
Total	$119,523	$94,251

(1) At September 30, 2018, HyperSound assets excluding eliminations, totaled less than $0.1 million.

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
North America	$52,702	$23,320	$131,653	$47,371
United Kingdom	9,462	5,204	21,119	9,182
Europe	8,916	5,947	18,021	9,884
Other	3,347	1,504	5,325	3,002
Total net revenues	$74,427	$35,975	$176,118	$69,439

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

The Company assessed the relative fair values of the Series B Preferred Stock retired pursuant to the Exchange Agreement and Settlement Agreement to determine the amount of the total transaction consideration transferred that was allocable to each component.  The Company determined the fair value of the Series B Preferred Stock to be greater than the total consideration transferred.  In addition, the Company was not able to reliably estimate the fair value of the litigation settlement. Based on these fair value assessments, the Company utilized the residual approach and first allocated proceeds to the Series B Preferred Stock, which resulted in no amount of the consideration being allocated to the litigation settlement.  Accordingly, the entire transaction was accounted for as an equity transaction with the difference between the carrying value of the Series B Preferred Stock and the fair value of the consideration transferred included in stockholders’ equity. The warrants issued in connection

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

with the retirement of the Series B Preferred Stock are accounted for as a financial instrument obligation. See Note 1, “Background and Basis of Presentation,” for further details.

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
This Report on Form 10-Q/A contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. Caution should be taken not to place undue reliance on any such forward-looking statements because they involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements. Forward-looking statements are based on the beliefs, as well as assumptions made by, and information currently available to, the Company's management and are made only as of the date hereof. The Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties, including those described elsewhere in this Quarterly Report on Form 10-Q/A that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections.

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

Adjusted EBITDA (and a reconciliation to Net income (loss), the nearest GAAP financial measure) for the three and nine months ended September 30, 2018 and 2017, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$14,932	$(492)	$14,576	$(17,479)
Interest expense	1,093	2,042	4,356	5,717
Depreciation and amortization	814	876	3,174	3,259
Stock-based compensation	587	370	1,409	1,187
Income tax expense	398	578	762	1,098
Unrealized loss (gain) on financial instrument obligation	(209)	—	8,410	—
Restructuring charges	—	241	—	509
Business model transition charge	—	(312)	—	41
Adjusted EBITDA	$17,615	$3,303	$32,687	$(5,668)
Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

Net income for the three months ended September 30, 2018 was $14.9 million, including a $0.2 million unrealized gain on a financial instrument obligation, compared to a net loss of $0.5 million in the prior year period, all of which was attributable to the Headset business.

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

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

Net income for the nine months ended September 30, 2018 was $14.6 million, including a $8.4 million unrealized loss on a financial instrument obligation, compared to a net loss of $17.5 million in the prior year period, including $23.1 million of net income and $16.1 million of net loss attributable to the Headset business, respectively.

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

Results of Operations
The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Net revenue	$74,427	$35,975	$176,118	$69,439
Cost of revenue	43,925	23,437	110,310	48,384
Gross profit	30,502	12,538	65,808	21,055
Operating expenses	13,980	10,662	37,231	32,236
Operating income (loss)	16,522	1,876	28,577	(11,181)
Interest expense	1,093	2,042	4,356	5,717
Other non-operating expense (income), net	99	(252)	8,883	(517)
Income (loss) before income tax	15,330	86	15,338	(16,381)
Income tax expense	398	578	762	1,098
Net income (loss)	$14,932	$(492)	$14,576	$(17,479)

Net Revenue and Gross Profit
The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Net Revenue	$74,427	$35,975	$176,118	$69,439
Gross Profit	$30,502	$12,538	$65,808	$21,055
Gross Margin	41.0%	34.9%	37.4%	30.3%
Cash Margin (1)	41.3%	35.4%	37.8%	30.9%
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
Other Non-Operating Expense (Income)

Other non-operating expense totaled $0.1 million for the three months ended September 30, 2018 due to the negative exchange impact of the stronger U.S. dollar on our foreign operations, partially offset by a $0.2 million gain from the change in fair value of a financial instrument. Other non-operating expense totaled $8.9 million for the nine months ended September 30, 2018, due to a $8.4 million loss from the change in fair value of a financial instrument and the negative exchange impact of the stronger U.S. dollar on our foreign operations. Other non-operating income totaled $0.3 million and $0.5 million for the three and nine months ended September 30, 2017, respectively, as a result of the U.S. dollar weakening.

Income Taxes
Income tax expense for the three and nine months ended September 30, 2018 was $0.4 million at an effective tax rate of 2.6% and $0.8 million at an effective tax rate of 5.0%, respectively. Income tax expense for the three and nine months ended September 30, 2017 was $0.6 million at an effective tax rate of 672.1% and $1.1 million at an effective tax rate of (6.7)%, respectively. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

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

In connection with our restatement for the period covered by this Quarterly Report on Form 10-Q/A, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective as of September 30, 2018. In making this assessment, we used the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company did not maintain effective internal controls over the review of certain material non-routine transactions or events, which resulted in a material adjustment to the accounting for warrants issued in connection with the retirement of the Company’s Series B Preferred Stock in April 2018.

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

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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