Form 10-Q
period 2019-03-31
Turtle Beach Corp
filed 2019-05-08
CIK 1493761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 001-35465

TURTLE BEACH CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-2767540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11011 Via Frontera, Suite A/B San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

(888) 496-8001
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.001	HEAR	Nasdaq
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on April 30, 2019 was 14,630,799.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Turtle Beach Corporation
Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$10,156	$7,078
Accounts receivable, net	12,461	52,797
Inventories	44,480	49,472
Prepaid expenses and other current assets	4,785	4,469
Total Current Assets	71,882	113,816
Property and equipment, net	5,215	5,856
Intangible assets, net	997	1,036
Other assets	3,831	1,212
Total Assets	$81,925	$121,920
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$—	$37,385
Accounts payable	13,073	17,724
Other current liabilities	16,580	18,488
Total Current Liabilities	29,653	73,597
Deferred income taxes	187	187
Financial instrument obligation	—	7,848
Other liabilities	4,677	2,792
Total Liabilities	34,517	84,424
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 100,000,000 shares authorized; 14,575,365 and 14,268,184 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	14	14
Additional paid-in capital	176,113	169,421
Accumulated deficit	(128,408)	(131,463)
Accumulated other comprehensive loss	(311)	(476)
Total Stockholders’ Equity	47,408	37,496
Total Liabilities and Stockholders’ Equity	$81,925	$121,920

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands, except per-share data)
Net revenue	$44,846	$40,886
Cost of revenue	30,059	25,857
Gross profit	14,787	15,029
Operating expenses:
Selling and marketing	6,881	5,929
Research and development	1,456	1,329
General and administrative	4,649	3,985
Total operating expenses	12,986	11,243
Operating income	1,801	3,786
Interest expense	244	2,005
Other non-operating expense (income), net	(1,662)	(245)
Income before income tax	3,219	2,026
Income tax expense	164	64
Net income	$3,055	$1,962

Net income (loss) per share:
Basic	$0.21	$0.16
Diluted	$0.09	$0.16
Weighted average number of shares:
Basic	14,336	12,347
Diluted	16,260	12,369

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Net income	$3,055	$1,962

Other comprehensive income (loss):
Foreign currency translation adjustment	165	155
Other comprehensive income	165	155
Comprehensive income	$3,220	$2,117

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,055	$1,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,040	948
Amortization of intangible assets	62	79
Amortization of debt financing costs	47	394
Stock-based compensation	522	223
Accrued interest on Series B redeemable preferred stock	—	376
Paid-in-kind interest	—	665
Deferred income taxes	—	(21)
Provision for (reversal of) sales returns reserve	(2,532)	(1,273)
Provision for doubtful accounts	—	131
Provision for obsolete inventory	783	582
Unrealized loss (gain) on financial instrument obligation	(1,601)	—
Changes in operating assets and liabilities:
Accounts receivable	42,868	29,320
Inventories	4,210	11,120
Accounts payable	(4,493)	(3,597)
Prepaid expenses and other assets	(317)	(68)
Income taxes payable	132	—
Other liabilities	(2,814)	(2,796)
Net cash provided by operating activities	40,962	38,045
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(557)	(354)
Net cash used for investing activities	(557)	(354)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	48,119	37,571
Repayment of revolving credit facilities	(85,504)	(73,396)
Repayment of term loan	—	(2,485)
Proceeds from exercise of stock options and warrants	23	—
Repurchase of common stock to satisfy employee tax withholding obligations	(101)	—
Debt financing costs	—	(175)
Net cash used for financing activities	(37,463)	(38,485)
Effect of exchange rate changes on cash and cash equivalents	136	(118)
Net increase (decrease) in cash and cash equivalents	3,078	(912)
Cash and cash equivalents - beginning of period	7,078	5,247
Cash and cash equivalents - end of period	$10,156	$4,335

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$268	$482
Cash paid for income taxes	$—	$—
Reclassification of financial instrument obligation	$6,248	$—

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands)
Balance at December 31, 2017	12,349	12	148,082	(170,048)	(203)	(22,157)
Cumulative effect of the adoption of ASC 606	—	—	—	(605)	—	(605)
Net income	—	—	—	1,962	—	1,962
Other comprehensive income	—	—	—	—	155	155
Stock-based compensation	—	—	223	—	—	223
Balance at March 31, 2018	12,349	$12	$148,305	$(168,691)	$(48)	$(20,422)

Balance at December 31, 2018	14,268	$14	$169,421	$(131,463)	$(476)	$37,496
Net income	—	—	—	3,055	—	3,055
Other comprehensive income	—	—	—	—	165	165
Reclassification of financial instrument obligation	—	—	6,248	—	—	6,248
Issuance of restricted stock	12	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	(6)	—	(101)	—	—	(101)
Issuance of common stock upon exercise of warrants	295	—	—	—	—	—
Stock options exercised	6	—	23	—	—	23
Stock-based compensation	—	—	522	—	—	522
Balance at March 31, 2019	14,575	$14	$176,113	$(128,408)	$(311)	$47,408

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

The December 31, 2018 Condensed Consolidated Balance Sheet has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 18, 2019 (“Annual Report”).

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

Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases, that introduces the recognition of a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term and, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis for all leases (with the exception of short-term leases). The Company adopted this standard on its effective date of January 1, 2019, using the optional alternative approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods. As part of the adoption of the new standard, the Company elected the package of practical expedients that permits entities to not reassess prior conclusions regarding lease identification, lease classification, and initial direct costs under

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

the new standard. Upon adoption of the new standard as it relates to the Company's accounting for real estate operating leases, assets and liabilities increased by approximately $3.3 million. Refer to Note 12, “Commitments and Contingencies” for further details.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of March 31, 2019 and December 31, 2018, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted, and the only outstanding financial assets and liabilities recorded at fair value on a recurring basis were the wholly-funded warrants reported as a financial instrument obligation. The following is a summary of the carrying amounts and estimated fair values of our financial instruments at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$10,156	$10,156	$7,078	$7,078
Revolving credit facility	$—	$—	$37,385	$37,385
Financial instrument obligation	$—	$—	$7,848	$7,848

Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying value of the revolving credit facility equals fair value as the stated interest rate approximates market rates currently available to the Company, which are considered Level 2 inputs. The liability-classified warrants reported as a financial instrument obligation were classified within Level 3 because the Company uses a Black-Scholes pricing model to estimate the fair value based on inputs that are not observable in any market.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4. Allowance for Sales Returns
The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Balance, beginning of period	$9,212	$5,533
Reserve accrual	2,621	3,257
Recoveries and deductions, net	(5,153)	(4,530)
Balance, end of period	$6,680	$4,260
Note 5. Composition of Certain Financial Statement Items
Inventories
Inventories consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Raw materials	$1,359	$1,410
Finished goods	43,121	48,062
Total inventories	$44,480	$49,472
Property and Equipment, net
Property and equipment, net, consists of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Machinery and equipment	$1,656	$1,616
Software and software development	367	306
Furniture and fixtures	540	535
Tooling	4,161	3,925
Leasehold improvements	1,326	1,325
Demonstration units and convention booths	11,715	11,659
Total property and equipment, gross	19,765	19,366
Less: accumulated depreciation and amortization	(14,550)	(13,510)
Total property and equipment, net	$5,215	$5,856
Other Current Liabilities
Other current liabilities consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Accrued royalty	$2,480	$4,069
Accrued employee expenses	4,763	4,570
Accrued legal	1,275	443
Accrued expenses	8,062	9,406
Total other current liabilities	$16,580	$18,488

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements - (Continued)
(unaudited)

Other non-operating expense (income), net
Other non-operating expense (income), net consists of the following:

	March 31, 2019	March 31, 2018
	(in thousands)
Unrealized loss (gain) on financial instrument obligation	$(1,601)	$—
Other non-operating expense (income)	(61)	(245)
Total other non-operating expense (income),net	$(1,662)	$(245)

Note 6. Goodwill and Other Intangible Assets
Acquired Intangible Assets
Acquired identifiable intangible assets, and related accumulated amortization, as of March 31, 2019 and December 31, 2018 consist of:

	March 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$4,616	$1,180
Foreign currency	(1,059)	(876)	(183)
Total Intangible Assets	$4,737	$3,740	$997

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$4,539	$1,257
Foreign currency	(1,158)	(937)	(221)
Total Intangible Assets	$4,638	$3,602	$1,036
In connection with the October 2012 acquisition of TB Europe, the acquired intangible asset related to customer relationships is being amortized over an estimated useful life of thirteen years with the amortization being included within sales and marketing expense.

Amortization expense related to definite lived intangible assets of $0.1 million and $0.1 million was recognized for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2019	$230
2020	258
2021	217
2022	182
2023	153
Thereafter	140
Total	$1,180

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7. Revolving Credit Facility and Long-Term Debt

	March 31, 2019	December 31, 2018
	(in thousands)
Revolving credit facility, maturing March 2024	$—	$37,385
Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.2 million and $1.5 million for three months ended March 31, 2019 and 2018, respectively. This includes no related party interest for the three months ended March 31, 2019, and $0.7 million of related party interest for the three months ended March 31, 2018, in connection with the subordinated notes.
Amortization of deferred financing costs was $47,000 for the three months ended March 31, 2019, and $0.4 million for the three months ended March 31, 2018.
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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.0%. to 2.75% for the FILO loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees. As of March 31, 2019, interest rates for outstanding borrowings were 6.00% for base rate loans and 3.75% for LIBOR rate loans.

The Company is subject to quarterly financial covenant testing if certain availability thresholds are not met or certain other events occur (as defined in the Credit Facility). The Credit Facility requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the last day of each fiscal quarter.

The Credit Facility also contains affirmative and negative covenants that, subject to certain exceptions, limit our ability to take certain actions, including the Company’s ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and transactions with affiliates, and encumber and dispose of assets. Obligations under the Credit Facility are secured by a security interest and lien upon substantially all of the Company’s assets.
As of March 31, 2019, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $30.0 million.

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

The following table presents our income tax expense and effective income tax rate:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Income tax expense	$164	$64
Effective income tax rate	5.1%	3.2%

Income tax expense for the three months ended March 31, 2019 was $0.2 million at an effective tax rate of 5.1% and, $0.1 million at an effective tax rate of 3.2% for the three months ended March 31, 2018. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

The Company is subject to income taxes domestically and in various foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statement of operations. As of March 31, 2019, the Company had uncertain tax positions of $2.8 million, inclusive of $1.1 million of interest and penalties.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2016 through 2017, and the state tax years open under the statute of limitations are 2014 through 2017.

Note 9. Stock-Based Compensation
Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was comprised as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Cost of revenue	$(125)	$18
Selling and marketing	116	25
Research and development	74	30
General and administrative	457	150
Total stock-based compensation	$522	$223

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the stock activity and the total number of shares available for grant as of March 31, 2019:

(in thousands)
Balance at December 31, 2018	1,201
Options granted	(11)
Forfeited/Expired shares added back	17
Balance at March 31, 2019	1,207
Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at December 31, 2018	1,654,729	$6.41	7.36	$14,374,572
Granted	11,050	13.90
Exercised	(5,529)	4.20
Forfeited	(17,334)	12.37
Outstanding at March 31, 2019	1,642,916	$6.41	7.10	$9,869,975
Vested and expected to vest at March 31, 2019	1,595,081	$6.34	7.04	$9,633,213
Exercisable at March 31, 2019	785,510	$6.68	5.36	$3,903,627
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
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $0.1 million for the three months ended March 31, 2019.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are the assumptions for options granted during the three months ended March 31, 2019.

Expected term (in years)	6.1
Risk-free interest rate	2.3% - 2.7%
Expected volatility	38.3%- 39.3%
Dividend rate	0%
Each of these inputs is subjective and generally requires significant judgment to determine.
The weighted average grant date fair value of options granted during the three months ended March 31, 2019 was $5.76. The total estimated fair value of employee options vested during the three months ended March 31, 2019 was $0.1 million. As of

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

March 31, 2019, total unrecognized compensation cost related to non-vested stock options granted to employees was $2.0 million, which is expected to be recognized over a remaining weighted average vesting period of 2.5 years.
Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2018	265,635	$19.29
Granted	—	—
Vested	(12,515)	22.23
Nonvested restricted stock at March 31, 2019	253,120	$19.14
As of March 31, 2019, total unrecognized compensation cost related to the nonvested restricted stock awards was $4.3 million, which will be recognized over a remaining weighted average vesting period of 1.9 years.

Stock Warrants
In connection with certain subordinated notes, the Company issued warrants to purchase an aggregate 0.4 million shares and 0.3 million shares of the Company’s common stock at an exercise price of $10.16 and $8.00 per share, respectively, to SG VTB Holdings, LLC, all of which were settled through cashless exercises during the three months ended March 31, 2019.

In connection with the retirement of the Series B Preferred Stock in April 2018, the Company issued fully-funded warrants exercisable for an aggregate of 0.5 million shares of its common stock. Under the terms of the warrants, the holders had the right to receive, at their option, a cash payment for the remaining unexercised portion of the warrants upon the Company consummating a Fundamental Transaction (as defined in the warrant agreement, and including any merger, consolidation, sale or other reorganization event in which its common stock is converted into or exchanged for securities, cash or other property). If so elected by the warrant holders, the cash payment will be based on a Black-Scholes pricing model and will be made upon the consummation of a Fundamental Transaction or during the ensuing 30-day period thereafter. As a result of these terms regarding the possible future cash payment, the Company has accounted for the warrants issued in connection with the retirement of the Series B Preferred Stock as a financial instrument obligation that is marked to market each period, with subsequent changes in fair value reported in earnings.
On March 30, 2019, the Company and the warrant holders entered into an amendment to the warrant agreement that revises the terms under which warrant holders may exercise their rights under a Fundamental Transaction. As a result of this amendment, the warrants are no longer accounted for as a financial instrument obligation and reported as a liability that is marked to market each period with changes in fair value reported in earnings. The warrants were marked to market through March 30, 2019, the execution date of the amendment, at which time the warrants are accounted for as an equity instrument. The fair value on that date of $6.2 million was reclassified to additional paid-in-capital. For the three months ended March 31, 2019, the Company recognized an unrealized gain on the warrants of $1.6 million that is included in “Other non-operating expense (income), net” in the Consolidated Statement of Operations.

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands, except per-share data)
Net income	$3,055	$1,962
Unrealized gain on financial instrument obligation	(1,601)	—
Net income- diluted	$1,454	$1,962

Weighted average common shares outstanding — Basic	14,336	12,347
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	55	3
Dilutive effect of stock options	1,053	19
Dilutive effect of warrants	816	—
Weighted average common shares outstanding — Diluted	16,260	12,369
Net income per share:
Basic	$0.21	$0.16
Diluted	$0.09	$0.16

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

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Stock options	145	1,678
Warrants	—	765
Unvested restricted stock awards	201	14
Total	346	2,457

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11. Geographic Information

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
North America	$35,107	$32,984
United Kingdom	4,312	4,029
Europe	4,192	3,247
Other	1,235	626
Total net revenues	$44,846	$40,886

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

Commercial Dispute: On July 20, 2016, Bigben Interactive S.A. (“BigBen”) filed a statement of claim before the Regional Court of Berlin, Germany against VTB, which statement of claim was formally serviced upon VTB on June 28, 2017.  The statement of claim alleges that VTB’s termination of a distribution agreement by and between BigBen and VTB breached the terms thereof and was invalid, and that BigBen is entitled to damages amounting to €5.0 million plus accrued interest thereon plus certain additional damages as a result of such invalid termination. VTB filed its statement of defense with the court on September 21, 2017. On January 7, 2019, the Regional Court of Berlin issued its judgment on this dispute, dismissing BigBen's

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

claim in its entirety. On February 7, 2019, BigBen Interactive S.A. has filed an appeal against the judgment of the Regional Court of Berlin of January 7, 2019 (the "Judgment"). On April 15, 2019, Big Ben provided the reasoning for its appeal against the Judgment. The Higher Regional Court of Berlin has set VTB a deadline for the reply to the reasoning for the appeal until May 24, 2019. The Higher Regional Court of Berlin will review and decide the provisions of the Judgment specifically relating to preliminary enforceability of the Judgment in separate proceedings and before the appellate proceedings regarding the main part of the Judgment. The Higher Regional Court of Berlin has scheduled an oral hearing regarding the provisions of the Judgment on the preliminary enforceability for June 11, 2019.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at March 31, 2019 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

We warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranty reserve, which are included in accrued liabilities:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Warranty, beginning of period	$668	$472
Warranty costs accrued	243	234
Settlements of warranty claims	(207)	(172)
Warranty, end of period	$704	$534
Operating Leases - Right of Use Assets

The Company adopted ASU 2016-02, Leases, on January 1, 2019. The Company determines whether an arrangement is a lease at inception. The Company leases office spaces that provide for future minimum rental lease payments under non-cancelable operating leases that have remaining lease terms of one year to nine years, and do not contain any material residual value guarantees or material restrictive covenants.

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	March 31, 2019
		(in thousands)
Right-of-use assets	Other assets	$2,946

Lease liability obligations, current	Other current liabilities	1,361
Lease liability obligations, noncurrent	Other liabilities	1,885
Total lease liability obligations		$3,246

Weighted-average remaining lease term (in years)		2.10

Weighted-average discount rate		3.75%

Turtle Beach Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three months ended March 31, 2019, the Company recognized approximately $0.2 million of lease costs in operating expenses and operating cash flows from operating leases of approximately $0.4 million.

Approximate future minimum lease payments for our right of use assets over the remaining lease periods as of March 31, 2019, are as follows:

(in thousands)
2019	$1,194
2020	1,233
2021	434
2022	117
2023	103
Thereafter	397
Total minimum payments	$3,478
Less: Imputed interest	$(232)
Total	$3,246

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2019 (the "Annual Report.")
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

Business Overview
Turtle Beach Corporation (herein referred to as the “Company,” “we,” “us,” or “our”), headquartered in San Diego, California, and incorporated in the state of Nevada in 2010, is a premier audio technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach® brand. Turtle Beach is a worldwide leading provider of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers, tablets and mobile devices.
Business Trends
Gaming Headset Market

Gaming headsets are part of a growing global gaming market sized at approximately $150 billion. The global gaming audience now exceeds global cinema and music markets with over 2.4 billion active gamers worldwide. Gaming peripherals, such as headsets, are a $3.8 billion business globally with over 75% of that market in the Americas and Europe where the Company’s business is focused. Gaming headsets represent more than a $2.7 billion global market, or more than 70% of the total peripherals market.

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

In addition to console sales, we believe Xbox, PlayStation®, Nintendo, and PC gaming markets are driven by major game launches and franchises that encourage players to buy equipment and accessories. On Xbox and PlayStation®, flagship games like Call of Duty®, Destiny, Star Wars: Battlefront, Battlefield, Grand Theft Auto, and the recently popular “battle royale” games like Fortnite, Apex Legends and PlayerUnknown’s Battlegrounds, are examples of major franchises that prominently feature online multiplayer modes that encourage communication, which tend to drive increased gaming headset sales. Many of these established franchises launch new titles annually leading into the holidays, and as a result, the gaming headset business tends to be highly seasonal, often with 45%-55% of sales occurring in the fourth quarter.

In 2017, PlayerUnknown’s Battlegrounds popularized a style of multiplayer game known as battle royale, in which players compete on large but shrinking maps until there is a single winner left. Players are able to play in teams and audio cues and communication can be very helpful, making headsets a key accessory for this type of game.

Toward the end of 2017, Epic Games introduced Fortnite, which includes a similar format and soared in popularity resulting in large and growing audiences of both players and spectators through content sharing platforms like Twitch, YouTube, Xbox's Mixer and PlayStation® Now.

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

Adjusted EBITDA (and a reconciliation to Net income, the nearest GAAP financial measure) for the three months ended March 31, 2019 and 2018, are as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net income	$3,055	$1,962
Interest expense	244	2,005
Depreciation and amortization	1,102	1,027
Stock-based compensation	522	223
Income tax expense	164	64
Unrealized gain on financial instrument obligation	(1,601)	—
Business transaction expense	780	—
Adjusted EBITDA	$4,266	$5,281

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

Net income for the three months ended March 31, 2019 was $3.1 million compared to net income of $2.0 million in the comparable prior year period as a result of a $1.6 million unrealized gain on a financial instrument obligation.

For the three months ended March 31, 2019, Adjusted EBITDA was $4.3 million compared to $5.3 million in the prior year period. Adjusted EBITDA decreased on increased promotional activity, additional marketing spend ahead of the Recon 70 Series release and continued esports presence growth, and refurbishing costs incurred to support higher anticipated revenues.

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net revenue	$44,846	$40,886
Cost of revenue	30,059	25,857
Gross profit	14,787	15,029
Operating expenses	12,986	11,243
Operating income	1,801	3,786
Interest expense	244	2,005
Other non-operating expense (income), net	(1,662)	(245)
Income before income tax	3,219	2,026
Income tax expense	164	64
Net income	$3,055	$1,962

Net Revenue and Gross Profit
The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net Revenue	$44,846	$40,886
Gross Profit	$14,787	$15,029
Gross Margin	33.0%	36.8%
Cash Margin (1)	33.5%	37.1%
(1) Excludes non-cash charges

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

Net revenues for the three months ended March 31, 2019 were $44.8 million, a $4.0 million increase from net revenues of $40.9 million in the comparable prior year period as retailers replenished stock on continued momentum coming out of the holiday and increased consumer demand over historic levels driven by battle royale style game players. Turtle Beach held 42.5% of market revenue share as the industry leading Stealth 600X contributed to higher revenues across all channels.

For the three months ended March 31, 2019, gross profit as a percentage of net revenue decreased to 33.0% from 36.8% in the comparable prior year period. Margins were adversely impacted by increased promotional activity, refurbishing costs incurred to support higher anticipated revenues and channel mix.

Operating Expenses

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Selling and marketing	$6,881	$5,929
Research and development	1,456	1,329
General and administrative	4,649	3,985
Total operating expenses	$12,986	$11,243
Selling and Marketing
Selling and marketing expenses for the three months ended March 31, 2019 totaled $6.9 million, or 15.3% as a percentage of net revenues, compared to $5.9 million, or 14.5% as a percentage of net revenues, for the three months ended March 31, 2018. This increase was primarily due to marketing spend ahead of the Recon 70 Series release, continued investment in our esports presence and variable sales-based commissions.

Research and Development
Research and development costs remained relatively consistent year over year as we continue to invest in the resources that we believe are necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies. The overall increase is due to costs for legal research and patent related expenses associated with the development of new products.

General and Administrative
General and administrative expenses for the three months ended March 31, 2019 totaled $4.6 million, inclusive of $0.8 million of acquisition integration costs, compared to $4.0 million for the three months ended March 31, 2018. Excluding these costs, the year-over-year reduction was primarily due to lower variable compensation costs and decreased legal expenditures.
Interest Expense
For the three months ended March 31, 2019, interest expense decreased $1.8 million as compared to the three months ended March 31, 2018, due to the full repayment of the subordinated notes and term loans, and the exchange of the Series B redeemable preferred stock in 2018.
Other Non-Operating Expense (Income)

Other non-operating income totaled $1.7 million for the three months ended March 31, 2019 due to a $1.6 million gain from the change in fair value of a financial instrument, compared to $0.2 million for the three months ended March 31, 2018 driven by U.S. dollar fluctuations on our foreign operations.

Income Taxes
Income tax expense for the three months ended March 31, 2019 was $0.2 million at an effective tax rate of 5.1% compared to $0.1 million at an effective tax rate of 3.2% for the three months ended March 31, 2018. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits and certain state tax expense.

Liquidity and Capital Resources
Our primary sources of working capital are cash flow from operations and availability under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Cash and cash equivalents at beginning of period	$7,078	$5,247
Net cash provided by operating activities	40,962	38,045
Net cash used for investing activities	(557)	(354)
Net cash used for financing activities	(37,463)	(38,485)
Effect of foreign exchange on cash	136	(118)
Cash and cash equivalents at end of period	$10,156	$4,335
Operating activities
Cash provided by operating activities for the three months ended March 31, 2019 was $41.0 million, an increase of $2.9 million as compared to $38.0 million for the three months ended March 31, 2018. The increase is primarily the result of higher gross receipts from higher revenue and improved days sales outstanding.

Investing activities
Cash used for investing activities was $0.6 million for the three months ended March 31, 2019 compared to $0.4 million in the prior period primarily due to certain advertising display and manufacturing investments.

Financing activities
Net cash used for financing activities was $37.5 million during the three months ended March 31, 2019 compared to $38.5 million during the three months ended March 31, 2018. Financing activities during the three months ended March 31, 2019 included net repayments on our revolving credit facility of $37.4 million. Financing activities during the three months ended March 31, 2018 included net repayments on our revolving credit facility of $35.8 million and term loan payments of $2.5 million.
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
Foreign cash balances at March 31, 2019 and December 31, 2018 were $1.4 million and $5.2 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.0% to 2.75% for the FILO loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees. As of March 31, 2019, interest rates for outstanding borrowings were 6.00% for base rate loans and 3.75% for LIBOR rate loans.

The Company is subject to quarterly financial covenant testing if certain availability thresholds are not met or certain other events occur (as defined in the Credit Facility). The Credit Facility requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the last day of each fiscal quarter.

The Credit Facility also contains affirmative and negative covenants that, subject to certain exceptions, limit our ability to take certain actions, including the Company’s ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and transactions with affiliates, and encumber and dispose of assets. Obligations under the Credit Facility are secured by a security interest and lien upon substantially all of the Company’s assets.
As of March 31, 2019, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $30.0 million.
Stock Warrants
In connection with certain subordinated notes, the Company issued warrants to purchase an aggregate 0.4 million shares and 0.3 million shares of the Company’s common stock at an exercise price of $10.16 and $8.00 per share, respectively, to SG VTB Holdings, LLC, all of which were settled through cashless exercises during the three months ended March 31, 2019.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases, that introduces the recognition of a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term and, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis for all leases (with the exception of short-term leases). The Company adopted this standard on its effective date of January 1, 2019, using the optional alternative approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods. Upon adoption of the new standard as it relates to the Company's accounting for real estate operating leases, assets and liabilities increased by approximately $3.3 million.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. When such derivative financial instruments are used, the effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of March 31, 2019 and December 31, 2018, we did not have any derivative financial instruments.
Foreign Currency Exchange Risk
The Company has exchange rate exposure primarily with respect to the British Pound. As of March 31, 2019 and December 31, 2018, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

In our annual report on Form 10-K for the year ended December 31, 2018, management identified a material weakness in our internal control over financial reporting related to the review of certain material non-routine transactions or events, which resulted in a material adjustment to the accounting for warrants issued in connection with the retirement of the Company’s Series B Preferred Stock in April 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Corporation's annual or interim financial statements will not be prevented or detected on a timely basis.

Since the identification of the material weakness, management has reviewed its existing control procedures and implemented additional management review controls related to material non-routine transactions or events by qualified personnel. As of March 31, 2019, management has determined that the disclosed material weakness has been remediated.

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
The battle royale genre, such as Fortnite, Apex Legends and PlayerUnknown's Battlegrounds, has increased demand for our headset products and driven significant revenue growth over prior year results. If console and personal computer game titles that are enhanced by the use of gaming headsets decline in number, popularity, or are delayed, our revenue and profits may decrease substantially and our business may be adversely affected.
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

The U.K. is currently negotiating the terms of its exit from the European Union (“Brexit”), scheduled for October 31, 2019. Various draft Withdrawal Agreements have been rejected by the U.K. Parliament creating significant uncertainty about the terms (and timing) under which the U.K. will leave the European Union.

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
When new console platforms are announced or introduced into the market, consumers have historically reduced their purchases of game console peripherals and accessories, including headsets, for old generation console platforms in anticipation of new platforms becoming available. During these console transition periods, sales of gaming console headsets related to old generation consoles slow or decline until new platforms are introduced and achieve wide consumer acceptance, which we cannot guarantee. This decrease or decline may not be offset by increased sales of products for the new console platforms. Over time as the old generation platform user base declines, products for the old platforms are typically discontinued which can result in lower margins, excess inventory, excess parts, or similar costs related to end of life of a product model. In addition, as a third party gaming headset company, we are reliant on working with the console manufacturers for our headsets to be compatible with any new console platforms, which if not done on a timely basis may adversely affect sales. Sony and Microsoft may make changes to their platforms that impact how headsets connect with or work with the new consoles which could create a disruption to consumer buying behavior and/or product life-cycles.

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
Any acquisitions we pursue could disrupt our business and harm our financial condition and results of operations.
As part of our business strategy, we review and intend to continue to review acquisition opportunities that we believe would be advantageous or complementary to the development of our business. During the first quarter of 2019, we entered into an agreement to acquire certain assets of ROCCAT GmbH and its subsidiaries, and we may acquire additional businesses, assets, or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or share price:
•use a significant portion of our available cash;
•require a significant devotion of management’s time and resources in the pursuit or consummation of any acquisition;
•incur debt, which may not be available to us on favorable terms and may adversely affect our liquidity;
•issue equity or equity-based securities that would dilute existing stockholders’ ownership percentage;
•assume contingent and other liabilities; and
•take charges in connection with such acquisitions.
Acquisitions also entail numerous other risks, including, without limitation: difficulties in assimilating acquired operations, products, technologies and personnel; unanticipated costs; diversion of management’s attention from existing operations; risks of entering markets in which we have limited or no prior experience; regulatory approvals; unanticipated costs or liabilities; and potential loss of key employees from either our existing business or the acquired organization. Acquisitions may result in accounting charges for restructuring and other expenses, amortization of purchased technology and intangible assets and stock-based compensation expense, any of which could materially and adversely affect our operating results. We may not be able to realize the anticipated synergies, innovation, operational efficiencies, benefits of or successfully integrate with our existing business the businesses, products, technologies or personnel that we acquire, and our failure to do so could harm our business and operating results.
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
The electronics industry in general has historically been characterized by a high degree of volatility and is subject to substantial and unpredictable variations resulting from changing business cycles. Our operating results will be subject to fluctuations based on general economic conditions, and in particular conditions that impact discretionary consumer spending. The audio products sector of the electronics industry has and may continue to experience a slowdown in sales, which adversely impacts our ability to generate revenues and impacts the results of our future operations. A lack of available credit in financial markets may adversely affect the ability of our commercial customers to finance purchases and operations and could result in an absence of orders or spending for our products as well as create supplier disruptions. We are unable to predict the likely duration and severity of any adverse economic conditions and disruptions in financial markets and the effects they will have on our business and its financial condition.
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
Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act requires, among other things, that we evaluate our systems and processes and test our internal controls over financial reporting to allow management and our independent registered public accounting firm, as applicable, to report on the effectiveness of our internal control over financial reporting. We have reported the remediation of a material weakness related to the review of material non-routine transactions or events disclosed in our 2018 Annual Report on Form 10-K.  In the future, if we are not able to remediate any identified material weakness or otherwise comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline and we could be subject to sanctions, investigations by the Nasdaq Stock Market, LLC, the SEC or other regulatory authorities, or shareholder litigation.
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
Risks Related to our Intellectual Property and other Legal and Regulatory Matters
Our competitive position will be adversely damaged if our products are found to infringe on the intellectual property rights of others.
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

Our products are sold in over 40 countries, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws. We are subject, however, to the risk that our officers, directors, employees, agents and collaborators may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, the European Union Anti-
Corruption Act and other similar laws, or that subjects us to trade sanctions administered by the Office of Foreign Assets
Control and the U.S. Department of Commerce. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties or curtailment of operations in certain jurisdictions, and might adversely affect our results of operations. In addition, actual or alleged violations could damage our reputation and ability to do business.

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

Item 2- Unregistered Sale of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
January 1- 31, 2019	2,331	$15.97	—	—
February 1- 28, 2019	2,041	$17.51	—	—
March 1- 31, 2019	2,068	$13.32	—	—
Total	6,440	$15.61	—	—

For the first quarter of 2019, we repurchased approximately $0.1 million of common shares related to employee transactions. These amounts represent common shares repurchased from employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, which is then remitted on behalf of the employee.

On March 13, 2019, 295,577 unregistered shares were issued under a cashless exercise of warrants.

Item  5 - Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Turtle Beach Corporation, as amended (Incorporated by reference to Exhibit 3.1 to Company's 10-Q filed August 6, 2018).

3.2	Bylaw, as amended, of Turtle Beach Corporation (Incorporated by reference to Exhibit 3.2 to Company's 10-Q filed August, 11, 2014).

10.2**+	ROCCAT Asset Purchase Agreement

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

** Filed herewith.
+ Portions of this exhibit (indicted by asterisks) have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TURTLE BEACH CORPORATION

Date:	May 8, 2019	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)