Form 10-Q
period 2019-06-30
Turtle Beach Corp
filed 2019-08-09
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on July 31, 2019 was 14,497,016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$3,446	$7,078
Accounts receivable, net	18,402	52,797
Inventories	50,420	49,472
Prepaid expenses and other current assets	5,418	4,469
Total Current Assets	77,686	113,816
Property and equipment, net	5,717	5,856
Goodwill	5,940	—
Intangible assets, net	8,324	1,036
Other assets	4,158	1,212
Total Assets	$101,825	$121,920
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$10,802	$37,385
Accounts payable	22,116	17,724
Other current liabilities	19,649	18,488
Total Current Liabilities	52,567	73,597
Deferred income taxes	187	187
Financial instrument obligation	—	7,848
Other liabilities	4,663	2,792
Total Liabilities	57,417	84,424
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 100,000,000 shares authorized; 14,493,544 and 14,268,184 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	14	14
Additional paid-in capital	175,644	169,421
Accumulated deficit	(130,781)	(131,463)
Accumulated other comprehensive loss	(469)	(476)
Total Stockholders’ Equity	44,408	37,496
Total Liabilities and Stockholders’ Equity	$101,825	$121,920

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	(in thousands, except per-share data)
Net revenue	$41,330	$60,805	$86,176	$101,691
Cost of revenue	28,159	40,528	58,218	66,385
Gross profit	13,171	20,277	27,958	35,306
Operating expenses:
Selling and marketing	7,550	6,818	14,431	12,747
Research and development	1,734	1,327	3,190	2,656
General and administrative	6,194	3,863	10,843	7,848
Total operating expenses	15,478	12,008	28,464	23,251
Operating income (loss)	(2,307)	8,269	(506)	12,055
Interest expense	111	1,258	355	3,263
Other non-operating expense (income), net	(70)	9,029	(1,732)	8,784
Income (loss) before income tax	(2,348)	(2,018)	871	8
Income tax expense	25	300	189	364
Net income (loss)	$(2,373)	$(2,318)	$682	$(356)

Net income (loss) per share
Basic	$(0.16)	$(0.17)	$0.05	$(0.03)
Diluted	$(0.16)	$(0.17)	$(0.06)	$(0.03)
Weighted average number of shares:
Basic	14,586	13,401	14,462	12,877
Diluted	14,586	13,401	15,699	12,877

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)
Net income (loss)	$(2,373)	$(2,318)	$682	$(356)
Other comprehensive income (loss):
Foreign currency translation adjustment	(158)	(270)	7	(115)
Other comprehensive income (loss)	(158)	(270)	7	(115)
Comprehensive income (loss)	$(2,531)	$(2,588)	$689	$(471)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$682	$(356)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,180	2,204
Amortization of intangible assets	221	156
Amortization of debt financing costs	94	642
Stock-based compensation	1,525	822
Accrued interest on Series B redeemable preferred stock	—	501
Paid-in-kind interest	—	1,256
Deferred income taxes	—	235
Reversal of sales returns reserve	(5,166)	(489)
Provision for doubtful accounts	—	144
Provision for obsolete inventory	1,602	1,766
Loss on disposal of property and equipment	—	93
Unrealized loss (gain) on financial instrument obligation	(1,601)	8,619
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	40,979	15,692
Inventories	4,461	(2,291)
Accounts payable	(1,066)	16,461
Prepaid expenses and other assets	(950)	(1,723)
Income taxes payable	(405)	293
Other liabilities	(4,384)	2,316
Net cash provided by operating activities	38,172	46,341
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,007)	(402)
Acquisition of a business, net of cash acquired	(12,667)	—
Net cash used for investing activities	(13,674)	(402)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	99,453	81,991
Repayment of revolving credit facilities	(126,036)	(120,458)
Proceeds of term loan	—	3,265
Repayment of term loan	—	(2,485)
Repayment of subordinated notes - related party	—	(3,265)
Settlement of Series B Preferred Stock	—	(1,390)
Proceeds from exercise of stock options and warrants	94	734
Repurchase of common stock	(1,499)	—
Repurchase of common stock to satisfy employee tax withholding obligations	(145)	—
Debt financing costs	—	(405)
Net cash used for financing activities	(28,133)	(42,013)
Effect of exchange rate changes on cash and cash equivalents	3	(65)
Net increase (decrease) in cash and cash equivalents	(3,632)	3,861
Cash and cash equivalents - beginning of period	7,078	5,247
Cash and cash equivalents - end of period	$3,446	$9,108
SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$308	$763
Cash paid for income taxes	$447	$—
Reclassification of financial instrument obligation	$6,248	$—
Exchange of Series B Preferred Stock	$—	$18,032

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands)
Balance at December 31, 2018	14,268	$14	$169,421	$(131,463)	$(476)	$37,496
Net income	—	—	—	3,055	—	3,055
Other comprehensive income, net of tax	—	—	—	—	165	165
Reclassification of financial instrument obligation	—	—	6,248	—	—	6,248
Issuance of restricted stock	12	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	(6)	—	(101)	—	—	(101)
Issuance of common stock upon exercise of warrants	295	—	—	—	—	—
Stock options exercised	6	—	23	—	—	23
Stock-based compensation	—	—	522	—	—	522
Balance at March 31, 2019	14,575	14	176,113	(128,408)	(311)	47,408
Net loss	—	—	—	(2,373)	—	(2,373)
Other comprehensive income, net of tax	—	—	—	—	(158)	(158)
Issuance of restricted stock	56	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	(4)	—	(44)	—	—	(44)
Common stock buyback	(156)	—	(1,499)	—	—	(1,499)
Stock options exercised	22	—	71	—	—	71
Stock-based compensation	—	—	1,003	—	—	1,003
Balance at June 30, 2019	14,493	$14	$175,644	$(130,781)	$(469)	$44,408

Balance at December 31, 2017	12,349	$12	$148,082	$(170,048)	$(203)	$(22,157)
Cumulative effect of the adoption of ASC 606	—	—	—	(605)	—	(605)
Net income	—	—	—	1,962	—	1,962
Other comprehensive income, net of tax	—	—	—	—	155	155
Stock-based compensation	—	—	223	—	—	223
Balance at March 31, 2018	12,349	12	148,305	(168,691)	(48)	(20,422)
Net loss	—	—	—	(2,318)	—	(2,318)
Other comprehensive income, net of tax	—	—	—	—	(270)	(270)
Issuance of common stock in exchange for Series B preferred stock, net of issuance costs	1,307	1	15,474	—	—	15,475
Issuance of restricted stock	28	—	—	—	—	—
Stock options exercised	110	1	733	—	—	734
Stock-based compensation	—	—	599	—	—	599
Balance at June 30, 2018	13,794	$14	$165,111	$(171,009)	$(318)	$(6,202)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Background and Basis of Presentation

Organization

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in San Diego, California and incorporated in the state of Nevada in 2010, is a premier gaming accessory company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach® and ROCCAT® brands. Turtle Beach is a worldwide leading provider of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers, tablets and mobile devices. ROCCAT is a leading provider of gaming keyboards, mice and other accessories focused in the personal computer peripherals market.

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

Note 2. Summary of Significant Accounting Policies

The preparation of consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company can give no assurance that actual results will not differ from those estimates.

There have been no material changes to the critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02,  Leases , that introduced the recognition of a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term and, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis for all leases (with the exception of short-term leases). The Company adopted this standard on its effective date of January 1, 2019, using the optional alternative approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods. As part of the adoption of the new standard, the Company elected the package of practical expedients that permits entities to not reassess prior conclusions regarding lease identification, lease classification, and initial direct costs under the new standard. Upon adoption of the new standard as it relates to the Company's accounting for real estate operating leases, assets and liabilities increased by approximately $3.3 million. Refer to Note 13, “Commitments and Contingencies” for further details.

In June 2018, the FASB issued ASU 2018-07, Improvements to Non-employee Share-Based Payment Accounting, that expands the scope of Topic 718, Compensation—Stock Compensation, to include share-based payments issued to non-employees for goods or services and substantially aligned the accounting for share-based payments to non-employees and employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is evaluating the effect that this guidance will have on its financial statements and related disclosures.

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

Note 3. Acquisitions

ROCCAT

On May 31, 2019, the Company completed its acquisition of the business and assets of ROCCAT, a provider of gaming keyboards, mice and other accessories for a purchase price of approximately $12.7 million and up to $3.4 million in potential earn-outs based on revenues for the years ended December 31, 2019 and 2020 as provided in the asset purchase agreement. The purchase price was paid in cash at closing and was funded by the Company’s cash reserves and additional borrowings under its credit facility. In addition, business transaction costs incurred in connection with the acquisition of $1.5 million and $2.3 million for the three and six months ended June 30, 2019, respectively, were recorded as a component of “General and administrative” expenses in the Condensed Consolidated Statements of Operations.

The preliminary ROCCAT purchase price allocation as of May 31, 2019, is shown in the following table:

(In thousands)	Amount
Receivables	$1,418
Inventories	7,012
Property and equipment	1,110
Intangible assets	7,511
Other long-term assets	461
Accounts payable	(5,535)
Accrued and other current liabilities	(3,211)
Contingent consideration	(1,711)
Other non-current liabilities	(328)
Total identifiable net assets	6,727
Goodwill	5,940
Total consideration	$12,667

The fair values of ROCCAT’s assets and liabilities are provisional and were determined based on preliminary estimates and assumptions that management believes are reasonable. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These adjustments will primarily relate to certain short-term assets, intangible assets, and certain liabilities including contingent consideration. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information is available, including the completion of a valuation of the tangible and intangible assets and the contingent consideration, but no later than one year from the acquisition date.

The goodwill from the acquisition of ROCCAT, which is fully deductible for tax purposes, consists largely of synergies and economies of scale expected from combing the operations of ROCCAT and the Company’s existing business.

The estimate of fair value of ROCCAT’s identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows either through the use of the multi-period excess earnings method or the relief-from-royalty method. Some of the more significant assumptions inherent in the development of intangible asset values include: the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, the assessment of the intangible asset’s life cycle, as well as other factors.  The following table summarizes key information underlying intangible assets related to the ROCCAT acquisition:

(In thousands)	Life	Amount
Customer relationships	7 Years	$5,028
Tradenames	5 Years	1,602
Developed technology	7 Years	833
Non-compete agreements	3 Years	48
Total		$7,511

For the three and six months ended June 30, 2019, ROCCAT had revenue and an operating loss of $1.3 million and $0.4 million, respectively.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of June 30, 2019 and December 31, 2018, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted, and the only outstanding financial assets and liabilities recorded at fair value on a recurring basis were the wholly-funded warrants reported as a financial instrument obligation as of December 31, 2018. The following is a summary of the carrying amounts and estimated fair values of our financial instruments at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$3,446	$3,446	$7,078	$7,078
Revolving credit facility	$10,802	$10,802	$37,385	$37,385
Financial instrument obligation	$—	$—	$7,848	$7,848

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

Note 5. Allowance for Sales Returns

The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Balance, beginning of period	$6,680	$4,260	$9,212	$5,533
Reserve accrual	2,659	5,184	5,280	8,441
Recoveries and deductions, net	(5,293)	(4,400)	(10,446)	(8,930)
Balance, end of period	$4,046	$5,044	$4,046	$5,044

Note 6. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Raw materials	$3,039	$1,410
Finished goods	47,381	48,062
Total inventories	$50,420	$49,472

Property and Equipment, net

Property and equipment, net, consists of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Machinery and equipment	$1,687	$1,616
Software and software development	537	306
Furniture and fixtures	564	535
Tooling	5,313	3,925
Leasehold improvements	1,325	1,325
Demonstration units and convention booths	11,981	11,659
Total property and equipment, gross	21,407	19,366
Less: accumulated depreciation and amortization	(15,690)	(13,510)
Total property and equipment, net	$5,717	$5,856

Other Current Liabilities

Other current liabilities consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Accrued customer fees	$3,699	$570
Accrued royalty	2,506	4,069
Accrued employee expenses	2,423	4,570
Contingent consideration	1,711	—
Accrued freight	1,497	1,044
Accrued expenses	7,813	8,235
Total other current liabilities	$19,649	$18,488

Other non-operating expense (income), net

Other non-operating expense (income), net consists of the following:

	June 30, 2019	June 30, 2018
	(in thousands)
Unrealized loss (gain) on financial instrument obligation	$(1,601)	$8,619
Other non-operating expense (income)	(131)	165
Total other non-operating expense (income),net	$(1,732)	$8,784

Note 7. Goodwill and Other Intangible Assets

Acquired Intangible Assets

Acquired identifiable intangible assets, and related accumulated amortization, as of June 30, 2019 and December 31, 2018 consist of:

	June 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$10,824	$4,753	$6,071
Tradenames	1,602	27	1,575
Developed technology	833	10	823
Non-compete agreement	48	1	47
Foreign currency	(1,173)	(982)	(192)
Total Intangible Assets	$12,134	$3,809	$8,324

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$4,539	$1,257
Foreign currency	(1,158)	(937)	(221)
Total Intangible Assets	$4,638	$3,602	$1,036

In connection with the October 2012 acquisition of TB Europe, the acquired intangible asset related to customer relationships is being amortized over an estimated useful life of thirteen years with the amortization being included within sales and marketing expense.

In May 2019, the Company completed its acquisition of ROCCAT. The acquired intangible assets relating to developed technology, customer relationships, trade name and non-compete agreement are subject to amortization. Refer to Note 3, “Acquisitions” for additional information related to ROCCAT’s identifiable intangible assets.

Amortization expense related to definite lived intangible assets of $0.2 million and $0.2 million was recognized for the three and six months ended June 30, 2019, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively.

As of June 30, 2019, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2019	$643
2020	1,431
2021	1,390
2022	1,347
2023	1,310
Thereafter	2,395
Total	$8,516

Changes in the carrying values of goodwill for six months ended June 30, 2019 are:

(in thousands)
Balance as of January 1, 2019	$—
ROCCAT Acquisition	5,940
Balance as of June 30, 2019	$5,940

Note 8. Revolving Credit Facility and Long-Term Debt

	June 30, 2019	December 31, 2018
	(in thousands)
Revolving credit facility, maturing March 2024	$10,802	$37,385

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.1 million and $0.4 million for the three and six months ended June 30, 2019, respectively, and $1.0 million and $2.5 million for the three and six months ended June 30, 2018, respectively. This includes no related party interest for the three and six months ended June 30, 2019, and $0.7 million and $1.3 million of related party interest for the three and six months ended June 30, 2018, respectively, in connection with the subordinated notes.

Amortization of deferred financing costs was $47,000 and $0.1 million for the three and six months ended June 30, 2019, respectively, and $0.2 million and $0.6 million for the three and six months ended June 30, 2018, respectively.

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

On May 31, 2019, the Company amended the Credit Facility to provide for, amongst other items, (i) the addition of TBC Holding Company LLC, a wholly-owned subsidiary of VTB, as an obligor and (ii) the ability to make investments in TB Germany GmbH, a wholly-owned subsidiary of TB Europe, of up to $4 million in connection with the acquisition of ROCCAT and up to an additional $4 million annually.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.00% to 2.75% for the FILO loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50% and letter of credit fees and agent fees. As of June 30, 2019, interest rates for outstanding borrowings were 6.00% for base rate loans and 3.75% for LIBOR rate loans.

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

As of June 30, 2019, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $20.0 million.

Note 9. Income Taxes

In order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate (“ETR”), which is based on expected annual income and statutory tax rates in the various jurisdictions. However, to the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year, the Company determines the provision for income taxes based on actual year-to-date income (loss). Certain significant or unusual items are separately recognized as discrete items in the period during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

The following table presents our income tax expense and effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Income tax expense	$25	$300	$189	$364
Effective income tax rate	(1.1%)	(14.9%)	21.7%	4,550.0%

Income tax expense for the three and six months ended June 30, 2019 was $25,000 at an effective tax rate of (1.1%) and $0.2 million at an effective tax rate of 21.7%, respectively. Income tax expense for the three and six months ended June 30, 2018 was $0.3 million at an effective tax rate of (14.9%) and $0.4 million at an effective tax rate of 4,550.0%. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits, certain state tax expense, and the unrealized loss (gain) on a financial instrument obligation.

The Company is subject to income taxes domestically and in various foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of June 30, 2019, the Company had uncertain tax positions of $3.0 million, inclusive of $1.1 million of interest and penalties.

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

Note 10. Stock-Based Compensation

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was comprised as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$93	$313	$(32)	$331
Selling and marketing	174	30	290	55
Research and development	114	33	188	63
General and administrative	622	223	1,079	373
Total stock-based compensation	$1,003	$599	$1,525	$822

The following table presents the stock activity and the total number of shares available for grant as of June 30, 2019:

(in thousands)
Balance at December 31, 2018	1,202
Plan amendment	1,440
Options granted	(492)
Restricted stock granted	(230)
Forfeited/Expired shares added back	19
Balance at June 30, 2019	1,939

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2018	1,654,729	$6.41	7.36	$14,374,572
Granted	491,540	11.99
Exercised	(27,225)	3.45
Forfeited	(18,748)	12.19
Outstanding at June 30, 2019	2,100,296	$7.71	7.51	$10,033,921
Vested and expected to vest at June 30, 2019	2,041,848	$7.66	7.46	$9,827,413
Exercisable at June 30, 2019	966,075	$6.14	5.74	$5,488,709

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

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $0.2 million for the six months ended June 30, 2019.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are the assumptions for options granted during the six months ended June 30, 2019.

Expected term (in years)	6.1
Risk-free interest rate	1.8% - 2.8%
Expected volatility	37.8% - 38.6%
Dividend rate	0%

Each of these inputs is subjective and generally requires significant judgment to determine.

The weighted average grant date fair value of options granted during the six months ended June 30, 2019 was $4.94. The total estimated fair value of employee options vested during the six months ended June 30, 2019 was $0.4 million. As of June 30, 2019, total unrecognized compensation cost related to non-vested stock options granted to employees was $4.0 million, which is expected to be recognized over a remaining weighted average vesting period of 2.97 years.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2018	265,636	$19.29
Granted	230,478	12.10
Vested	(68,932)	8.90
Nonvested restricted stock at June 30, 2019	427,182	$17.08

As of June 30, 2019, total unrecognized compensation cost related to the nonvested restricted stock awards was $6.5 million, which will be recognized over a remaining weighted average vesting period of 2.84 years.

Stock Warrants

In connection with certain subordinated notes, the Company issued warrants to purchase an aggregate 0.4 million shares and 0.3 million shares of the Company’s common stock at an exercise price of $10.16 and $8.00 per share, respectively, to SG VTB Holdings, LLC, all of which were settled through cashless exercises during the six months ended June 30, 2019.

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

On March 30, 2019, the Company and the warrant holders entered into an amendment to the warrant agreement that revises the terms under which warrant holders may exercise their rights under a Fundamental Transaction. As a result of this amendment, the warrants are no longer accounted for as a financial instrument obligation and reported as a liability that is marked to market each period with changes in fair value reported in earnings. The warrants were marked to market through March 30, 2019, the execution date of the amendment, at which time the warrants are accounted for as an equity instrument. The fair value on that date of $6.2 million was reclassified to additional paid-in-capital. For the six months ended June 30, 2019, the Company recognized an unrealized gain on the warrants of $1.6 million that is included in “Other non-operating expense (income), net” in the Condensed Consolidated Statement of Operations.

Note 11. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except per-share data)
Net income (loss)	$(2,373)	$(2,318)	$682	$(356)
Unrealized gain on financial instrument obligation	—	—	(1,601)	—
Net income (loss) - diluted	$(2,373)	$(2,318)	$(919)	$(356)

Weighted average common shares outstanding — Basic	14,586	13,401	14,462	12,877
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	—	—	27	—
Dilutive effect of stock options	—	—	527	—
Dilutive effect of warrants	—	—	683	—
Weighted average common shares outstanding — Diluted	14,586	13,401	15,699	12,877
Net income (loss) per share:
Basic	$(0.16)	$(0.17)	$0.05	$(0.03)
Diluted	$(0.16)	$(0.17)	$(0.06)	$(0.03)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Stock options	2,086	1,945	457	1,833
Warrants	550	1,314	—	965
Unvested restricted stock awards	435	62	192	52
Total	3,071	3,321	649	2,850

Note 12. Geographic Information

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
North America	$28,617	$45,967	$63,724	$78,951
United Kingdom	3,834	7,628	8,146	11,657
Europe	7,384	5,858	11,576	9,105
Other	1,495	1,352	2,730	1,978
Total net revenues	$41,330	$60,805	$86,176	$101,691

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

Commercial Dispute: On July 20, 2016, Bigben Interactive S.A. (“BigBen”) filed a statement of claim before the Regional Court of Berlin, Germany against VTB, which statement of claim was formally serviced upon VTB on June 28, 2017.  The statement of claim alleges that VTB’s termination of a distribution agreement by and between BigBen and VTB breached the terms thereof and was invalid, and that BigBen is entitled to damages amounting to €5.0 million plus accrued interest thereon plus certain additional damages as a result of such invalid termination. VTB filed its statement of defense with the court on September 21, 2017. On January 7, 2019, the Regional Court of Berlin issued its judgment on this dispute, dismissing BigBen’s claim in its entirety. On February 7, 2019, BigBen Interactive S.A. has filed an appeal against the judgment of the Regional Court of Berlin on January 7, 2019 (the "Judgment"). On April 15, 2019, Big Ben provided the reasoning for its appeal against the Judgment. On June 21, VTB replied to the reasoning for the appeal. Upon Big Ben’s application, the Higher Regional Court of Berlin has reviewed the provisions of the Judgment specifically relating to preliminary enforceability of the Judgment in separate proceedings and before the appellate proceedings regarding the main part of the Judgment. On July 9, 2019, the Higher Regional Court of Berlin completely rejected Big Ben’s applications with regard to the suspension of the preliminary enforceability of the Judgment. The Higher Regional Court of Berlin has scheduled an oral hearing on the main part of Big Ben’s appeal of the Judgment for November 19, 2019.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at June 30, 2019 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranty reserve, which are included in accrued liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Warranty, beginning of period	$704	$534	$668	$472
Warranty costs accrued	258	210	501	444
Settlements of warranty claims	(210)	(162)	(417)	(334)
Warranty, end of period	$752	$582	$752	$582

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

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	June 30, 2019
		(in thousands)
Right-of-use assets	Other assets	$3,034

Lease liability obligations, current	Other current liabilities	$1,439
Lease liability obligations, noncurrent	Other liabilities	1,871
Total lease liability obligations		$3,310
Weighted-average remaining lease term (in years)		2.2
Weighted-average discount rate		3.75%

During the six months ended June 30, 2019, the Company recognized approximately $0.4 million of lease costs in operating expenses and operating cash flows from operating leases of approximately $0.8 million.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of June 30, 2019, are:

(in thousands)
2019	$848
2020	1,365
2021	566
2022	216
2023	103
Thereafter	397
Total minimum payments	3,495
Less: Imputed interest	(185)
Total	$3,310

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

Business Overview

Turtle Beach Corporation (herein referred to as the “Company,” “we,” “us,” or “our”), headquartered in San Diego, California, and incorporated in the state of Nevada in 2010, is a premier gaming accessory company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach® and ROCCAT® brands. Turtle Beach is a worldwide leading provider of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers, tablets and mobile devices. The recently acquired ROCCAT is a leading provider of gaming keyboards, mice and other accessories focused in the personal computer peripherals market.

Business Trends

Gaming Headset Market

Gaming headsets are part of a growing global gaming market sized at approximately $150 billion. The global gaming audience now exceeds global cinema and music markets with over 2.4 billion active gamers worldwide. Gaming peripherals, such as headsets, are a $4.7 billion business globally with over 75% of that market in the Americas and Europe where the Company’s business is focused. Gaming headsets represent more than a $3.4 billion global market, or more than 70% of the total peripherals market.

Competitive esports is a global phenomenon where professional gamers train, compete, win prize money, partner with major brands, and attract/gain fans - similar to traditional professional sports. There are over 195 million esports enthusiasts globally and the market is growing quickly. We believe a quality gaming headset is a must-have piece of equipment for esports participants.

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

Historically, Microsoft and Sony have gone through cycles where their respective console platform is changed significantly or updated to a new version. Microsoft and Sony launched Pro versions of their existing console platforms in 2016 and 2017, respectively, that did not result in the same levels of disruption as previous cycles in the gaming headset business. Turtle Beach believes this is a good indication that any potential future console changes will not be as disruptive. In 2019, Microsoft announced that “Project Scarlett,” the next generation of Xbox, will be released in late 2020, and PlayStation®5 is anticipated to arrive that year as well. The Nintendo Switch™ is completing its second year in the market with more than 25 million units sold through the end of December 2018, during which there has been an expanding library of games and an increased number of multiplayer chat-enabled games.

In addition to console sales, we believe Xbox, PlayStation®, Nintendo, and PC gaming markets are driven by major game launches and franchises that encourage players to buy equipment and accessories. On Xbox and PlayStation®, flagship games like Call of Duty®, Destiny, Star Wars: Battlefront, Battlefield, Grand Theft Auto, and the recently popular battle royale games like Fortnite, Apex Legends and PlayerUnknown’s Battlegrounds, are examples of major franchises that prominently feature online multiplayer modes that encourage communication, which tend to drive increased gaming headset sales. Many of these established franchises launch new titles annually leading into the holidays, and as a result, the gaming headset business tends to be highly seasonal, often with 45%-55% of sales occurring in the fourth quarter.

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

Adjusted EBITDA (and a reconciliation to Net income, the nearest GAAP financial measure) for the three and six months ended June 30, 2019 and 2018, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net income (loss)	$(2,373)	$(2,318)	$682	$(356)
Interest expense	111	1,258	355	3,263
Depreciation and amortization	1,299	1,333	2,401	2,360
Stock-based compensation	1,003	599	1,525	822
Income tax expense	25	300	189	364
Unrealized loss (gain) on financial instrument obligation	—	8,619	(1,601)	8,619
Business transaction expense	1,563	—	2,343	—
Adjusted EBITDA	$1,628	$9,791	$5,894	$15,072

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

Net loss for the three months ended June 30, 2019 was $2.4 million compared to $2.3 million, including a $8.6 million loss related to the change in fair value of a financial instrument, in the comparable prior year period.

For the three months ended June 30, 2019, Adjusted EBITDA was $1.6 million compared to $9.8 million in the prior year period primarily due to lower sales as compared to the record sales volumes in the prior year period when the battle royale impact accelerated.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

Net income for the six months ended June 30, 2019 was $0.7 million, inclusive of a $1.6 million unrealized financial instrument obligation gain, compared to net loss of $0.4 million in the prior period, inclusive of an $8.6 million unrealized financial instrument obligation loss.

For the six months ended June 30, 2019, Adjusted EBITDA was $5.9 million compared to $15.1 million for the six months ended June 30, 2018, primarily due to lower sales as compared to the record volumes in the comparable prior year period when the battle royale impact accelerated, as well as increased promotional activity and marketing spend in conjunction with the Recon 70 Series release and incremental acquisition and sales support headcount.

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Net revenue	$41,330	$60,805	$86,176	$101,691
Cost of revenue	28,159	40,528	58,218	66,385
Gross profit	13,171	20,277	27,958	35,306
Operating expenses	15,478	12,008	28,464	23,251
Operating income (loss)	(2,307)	8,269	(506)	12,055
Interest expense	111	1,258	355	3,263
Other non-operating expense (income), net	(70)	9,029	(1,732)	8,784
Income (loss) before income tax	(2,348)	(2,018)	871	8
Income tax expense	25	300	189	364
Net income (loss)	$(2,373)	$(2,318)	$682	$(356)

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Net Revenue	$41,330	$60,805	$86,176	$101,691
Gross Profit	$13,171	$20,277	$27,958	$35,306
Gross Margin	31.9%	33.3%	32.4%	34.7%
Cash Margin (1)	33.1%	34.0%	33.3%	35.3%

(1) Excludes non-cash charges

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

Net revenues for the three months ended June 30, 2019 were $41.3 million, a $19.5 million decrease from net revenues of $60.8 million in the prior year period when the sudden battle royale impact accelerated consumer demand such that retailers increased channel inventory to meet demand and avoid stock outs. As anticipated, those record levels were not sustainable; however, current year market sell-through continues to reflect a larger installed base of headset users as compared to historic levels.

For the three months ended June 30, 2019, gross profit as a percentage of net revenue decreased to 31.9% from 33.3% in the comparable prior year period. Margins were negatively impacted by product mix, volume-based fixed cost leveraging, increased refurbishment costs ahead of anticipated revenue and higher warehouse costs incurred during our partner transition, partially offset by lower freight costs.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

Net revenues for six months ended June 30, 2019 were $86.2 million, a $15.5 million decrease from $101.7 million in the prior year period when battle royale driven consumer demand reached record levels. While the overall gaming accessory market declined across all channels, the Company held 41.9% of the North American console market revenue share and Turtle Beach’s Stealth 600 Series continued to be the top selling console model.

For the six months ended June 30, 2019, gross profit as a percentage of net revenue decreased to 32.4% from 34.7% in the comparable prior year period. Margins were impacted by product mix, increased refurbishment and warehouse costs, and a more promotional environment, which was partially offset by reduced royalties and lower freight costs.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Selling and marketing	$7,550	$6,818	$14,431	$12,747
Research and development	1,734	1,327	3,190	2,656
General and administrative	6,194	3,863	10,843	7,848
Total operating expenses	$15,478	$12,008	$28,464	$23,251

Selling and Marketing

Selling and marketing expenses for the three and six months ended June 30, 2019, totaled $7.6 million and $14.4 million, respectively, compared to $6.8 million and $12.7 million for the three and six months ended June 30, 2018, respectively. This increase was primarily due to marketing spend in conjunction with the Recon 70 Series launch, continued investment in our esports presence, certain digital and social media initiatives and additional headcount to support sales activity.

Research and Development

Research and development costs for the three and six months ended June 30, 2019 were $1.7 million and $3.2 million, respectively, compared to $1.3 million and $2.6 million for the three and six months ended June 30, 2018, respectively, primarily due to increased costs for legal research and patent related expenses associated with the development of new products, as well as increases in employee expenses and consultant costs.

General and Administrative

General and administrative expenses for the three months ended June 30, 2019 totaled $6.2 million, inclusive of $1.6 million of acquisition integration costs, compared to $3.9 million for the three months ended June 30, 2018. Excluding these costs, the year-over-year increase was primarily due to certain warehouse transition costs, incremental ROCCAT-related headcount and higher non-cash stock compensation expense.

General and administrative expenses for the six months ended June 30, 2019 totaled $10.8 million, inclusive of $2.3 million of acquisition integration costs, compared to $7.8 million for the six months ended June 30, 2018. Excluding these costs, the year-over-year increase was primarily due to higher non-cash stock compensation expense and certain warehouse transition costs, partially offset by lower variable compensation costs and legal expenses.

Interest Expense

For the three and six months ended June 30, 2019, interest expense decreased $1.1 million and $2.9 million, respectively, as compared to the comparable prior periods, due to the full repayment of the subordinated notes and term loans, and the exchange of the Series B redeemable preferred stock.

Other Non-Operating Expense (Income)

Other non-operating income totaled $0.1 million for three months ended June 30, 2019 related to currency fluctuations on our foreign operations compared to other non-operating loss of $9.0 for the three months ended June 30, 2018, which included an $8.6 million unrealized loss related to the change in fair value of a financial instrument obligation.

Other non-operating income totaled $1.7 million for the six months ended June 30, 2019 primarily due to a $1.6 million unrealized gain related to the change in fair value of a financial instrument obligation compared to other non-operating loss of $8.8 million for the six months ended June 30, 2018, which included a $8.6 million unrealized loss related to the change in fair value of a financial instrument obligation.

Income Taxes

Income tax expense for the three and six months ended June 30, 2019 was $25,000 at an effective tax rate of (1.1%), and $0.2 million at an effective tax rate of 21.7%, respectively. Income tax expense for the three and six months ended June 30, 2018 was $0.3 million at an effective tax rate of (14.9%), and $0.4 million at an effective tax rate of 4,550.0%, respectively. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits, certain state tax expense and the unrealized loss (gain) on a financial instrument obligation.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and availability under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows.

The following table summarizes our sources and uses of cash:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Cash and cash equivalents at beginning of period	$7,078	$5,247
Net cash provided by operating activities	38,172	46,341
Net cash used for investing activities	(13,674)	(402)
Net cash used for financing activities	(28,133)	(42,013)
Effect of foreign exchange on cash	3	(65)
Cash and cash equivalents at end of period	$3,446	$9,108

Operating activities

Cash provided by operating activities for the six months ended June 30, 2019 was $38.2 million, a decrease of $8.2 million as compared to $46.3 million for the six months ended June 30, 2018. The decrease is primarily the result of incremental ROCCAT costs, a reduction in inventory turnover and increased sales and marketing-related expenditures.

Investing activities

Cash used for investing activities was $13.7 million for the six months ended June 30, 2019, as a result of $12.7 million related to the ROCCAT acquisition, compared to $0.4 million of capital expenditures in the prior period.

Financing activities

Net cash used for financing activities was $28.1 million during the six months ended June 30, 2019 compared to $42.0 million during the six months ended June 30, 2018. Financing activities during the six months ended June 30, 2019 included net repayments on our revolving credit facility of $26.6 million and $1.5 million of common stock repurchases. Financing activities during the six months ended June 30, 2018 included net repayments on our revolving credit facility of $38.5 million and term loan payments of $2.5 million.

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

Foreign cash balances at June 30, 2019 and December 31, 2018 were $1.1 million and $5.2 million, respectively.

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

On May 31, 2019, the Company amended the Credit Facility to provide for, amongst other items, (i) the addition of TBC Holding Company LLC, a wholly-owned subsidiary of VTB, as an obligor and (ii) the ability to make investments in TB Germany GmbH, a wholly-owned subsidiary of TB Europe, of up to $4 million in connection with the acquisition of ROCCAT and up to an additional $4 million annually.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIB OR loans and U.K. loans, and between 2.00% to 2.75% for the FILO loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%and letter of credit fees and agent fees. As of June 30, 2019, interest rates for outstanding borrowings were 6.00% for base rate loans and 3.75% for LIBOR rate loans.

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

As of June 30, 2019, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $20.0 million.

Stock Warrants

In connection with certain subordinated notes, the Company issued warrants to purchase an aggregate 0.4 million shares and 0.3 million shares of the Company’s common stock at an exercise price of $10.16 and $8.00 per share, respectively, to SG VTB Holdings, LLC, all of which were settled through cashless exercises in March 2019.

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

In February 2016, the FASB issued ASU No. 2016-02,  Leases , that introduced the recognition of a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term, and a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis for all leases (with the exception of short-term leases). The Company adopted this standard on its effective date of January 1, 2019, using the optional alternative approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods. Upon adoption of the new standard as it relates to the Company's accounting for real estate operating leases, assets and liabilities increased by approximately $3.3 million.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. When such derivative financial instruments are used, the effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of June 30, 2019 and December 31, 2018, we did not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure primarily with respect to the British Pound. As of June 30, 2019 and December 31, 2018, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 30, 2019.

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

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

Please refer to Note 13, “Commitments and Contingencies” in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q, which is incorporated into this item by reference.

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

The U.S. government has altered its approach to international trade policy and in some cases renegotiated, or terminated, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, including the North American Free Trade Agreement (“NAFTA”). In addition, the U.S. government has initiated or is considering imposing tariffs on certain foreign goods, including consumer goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs, NAFTA or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses. The majority of our production occurs in foreign jurisdictions, including China, and while the majority of our products are currently not subject to tariffs, the U.S. government announced a plan for new tariffs which will cover our products and may have an adverse effect on our results.

The decision by British voters to exit the European Union may negatively impact our operations.

In 2017, the U.K. submitted the formal notification of its intention to withdraw from the European Union pursuant to Article 50 of the Treaty on the European Union, as amended (“Brexit”). If no formal withdrawal agreement is reached between the U.K. and the European Union, then it is currently expected the U.K.’s membership of the European Union will automatically terminate on October 31, 2019 unless a further extension is agreed between the U.K. and European Union. The U.K.’s decision to leave the European Union will have political, legal and economic ramifications for both the U.K. and the European Union, although these are expected to be more pronounced for the U.K. The outcome of the negotiations on the U.K.’s withdrawal and any subsequent negotiations on trade and access to the country’s major trading markets, including the single European Union market, is currently unknown. As a result, there is ongoing uncertainty over the terms under which the U.K. will leave the European Union, in particular after any agreed transitional period, and the potential for an exit by the U.K. without a negotiated agreement (“hard Brexit”).

If there is a hard Brexit, it will likely have an adverse impact on labor and trade in addition to creating further short-term uncertainty and currency volatility. In the absence of a future trade deal, the U.K.’s trade with the European Union and the rest of the world would be subject to tariffs and duties set by the World Trade Organization. Additionally, the movement of goods between the U.K. and the remaining member states of the European Union will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure.

These changes to the trading relationship between the U.K and European Union would likely result in increased cost of goods imported into and exported from the U.K. and may decrease the profitability of our U.K. and other European operations. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations. A weaker British pound versus the Euro and U.S. dollar also causes local currency results of our U.K. operations to be translated into fewer U.S. dollars during a reporting period. With a range of outcomes still possible, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations.

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

If we are unable to continue to develop innovative and popular headset products, or if our design and marketing efforts do not effectively raise the recognition and reputation of our Turtle Beach brand, we may not be able to successfully implement our gaming accessory growth strategy.

We believe that our ability to extend the recognition and favorable perception of our Turtle Beach brand, and the recently acquired ROCCAT brand, is critical to implement our gaming accessory growth strategy, which includes further establishing our position in existing gaming headsets, developing a strong position in new console headsets, expanding beyond existing console, PC and mobile applications to new technology applications, accelerating our international growth and expanding complementary product categories. To extend the reach of our Turtle Beach brand, we believe we must devote significant time and resources to headset product design, marketing and promotions. These expenditures, however, may not result in a sufficient increase in net sales to cover such costs.

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

As part of our business strategy, we review and intend to continue to review acquisition opportunities that we believe would be advantageous or complementary to the development of our business. During the second quarter of 2019, we acquired certain assets of ROCCAT GmbH and its subsidiaries, and we may acquire additional businesses, assets, or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or share price:

•	use a significant portion of our available cash;
•	require a significant devotion of management’s time and resources in the pursuit or consummation of any acquisition;
•	incur debt, which may not be available to us on favorable terms and may adversely affect our liquidity;
•	issue equity or equity-based securities that would dilute existing stockholders’ ownership percentage;
•	assume contingent and other liabilities; and
•	take charges in connection with such acquisitions.

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

Further, certain Turtle Beach products are manufactured in China for export to the United States and worldwide. As a result of opposition to policies of the Chinese government and China’s growing trade surpluses with the United States, there has been, and in the future may be, opposition to the extension of normal trade relations (“NTR”) status for China. The loss of NTR status for China, further changes in tariff structures or adoption in the United States of other trade policies adverse to China could increase our manufacturing expenses and make it more difficult for us to manufacture our products in China.

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

We have had, and may continue to have, actions brought against us by stockholders in connection with the merger, past transactions, changes in our stock price or other matters. Any such claims, whether or not resolved in our favor, could divert our management and other resources from the operation of our business and otherwise result in unexpected and substantial expenses that would adversely and materially impact our business, financial condition and operating results. For example, and as further described in Note 13, “Commitments and Contingencies,” we are involved in legal proceedings related to the merger of VTBH and Paris Acquisition Corp. involving certain of our stockholders.

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

Item 2- Unregistered Sale of Equity Securities and Use of Proceeds

On April 9, 2019, the Company’s board of directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. The following table summarizes, by month, the repurchases made during the three months ended June 30, 2019, under the repurchase program and in connection with shares repurchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
April 1- 30, 2019	2,067	$12.00	—	—
May 1- 31, 2019	2,067	$9.32	—	—
June 1- 30, 2019	155,800	$9.62	155,800	$13,501,438
Total	159,934	$9.65	155,800

For the second quarter of 2019, we repurchased approximately $0.1 million of common shares related to employee transactions. These amounts represent common shares repurchased from employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, which is then remitted on behalf of the employee.

Item 5 - Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Turtle Beach Corporation, as amended (Incorporated by reference to Exhibit 3.1 to Company's 10-Q filed August 6, 2018).

3.2	Bylaw, as amended, of Turtle Beach Corporation (Incorporated by reference to Exhibit 3.1 to Company's 8-K filed June 20, 2019).

10.1	Second Amendment and Joinder to Amended and Restated Loan, Guaranty and Security Agreement (Incorporated by reference to Exhibit 10.1 to Company's 8-K filed June 6, 2019).
10.2 **	Turtle Beach Corporation 2013 Stock-Based Incentive Compensation Plan (as amended and restated effective June 14, 2019)

31.1 **

Certification of Juergen Stark, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 **

Certification of John T. Hanson, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 **

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

TURTLE BEACH CORPORATION

Date:	August 9, 2019	By:	/S/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)