Form 10-Q
period 2019-09-30
Turtle Beach Corp
filed 2019-11-07
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on October 31, 2019 was 14,517,229.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$7,037	$7,078
Accounts receivable, net	28,468	52,797
Inventories	67,032	49,472
Prepaid expenses and other current assets	5,500	4,469
Total Current Assets	108,037	113,816
Property and equipment, net	4,909	5,856
Goodwill	9,096	—
Intangible assets, net	4,836	1,036
Other assets	3,719	1,212
Total Assets	$130,597	$121,920
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$26,561	$37,385
Accounts payable	37,490	17,724
Other current liabilities	20,489	18,488
Total Current Liabilities	84,540	73,597
Deferred income taxes	187	187
Financial instrument obligation	—	7,848
Other liabilities	4,264	2,792
Total Liabilities	88,991	84,424
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 100,000,000 shares authorized; 14,512,599 and 14,268,184 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	15	14
Additional paid-in capital	176,295	169,421
Accumulated deficit	(133,905)	(131,463)
Accumulated other comprehensive loss	(799)	(476)
Total Stockholders’ Equity	41,606	37,496
Total Liabilities and Stockholders’ Equity	$130,597	$121,920

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
	(in thousands, except per-share data)
Net revenue	$46,723	$74,427	$132,899	$176,118
Cost of revenue	31,680	43,925	89,898	110,310
Gross profit	15,043	30,502	43,001	65,808
Operating expenses:
Selling and marketing	10,150	8,517	24,581	21,264
Research and development	2,198	1,400	5,388	4,056
General and administrative	5,214	4,063	16,057	11,911
Total operating expenses	17,562	13,980	46,026	37,231
Operating income (loss)	(2,519)	16,522	(3,025)	28,577
Interest expense	240	1,093	595	4,356
Other non-operating expense (income), net	302	99	(1,430)	8,883
Income (loss) before income tax	(3,061)	15,330	(2,190)	15,338
Income tax expense	63	398	252	762
Net income (loss)	$(3,124)	$14,932	$(2,442)	$14,576

Net income (loss) per share
Basic	$(0.22)	$1.07	$(0.17)	$1.10
Diluted	$(0.22)	$0.91	$(0.17)	$1.05
Weighted average number of shares:
Basic	14,506	14,019	14,477	13,263
Diluted	14,506	16,229	14,477	13,828

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)
Net income (loss)	$(3,124)	$14,932	$(2,442)	$14,576
Other comprehensive income (loss):
Foreign currency translation adjustment	(330)	(81)	(323)	(196)
Other comprehensive income (loss)	(330)	(81)	(323)	(196)
Comprehensive income (loss)	$(3,454)	$14,851	$(2,765)	$14,380

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,442)	$14,576
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,477	2,944
Amortization of intangible assets	413	230
Amortization of debt financing costs	142	956
Stock-based compensation	2,555	1,409
Accrued interest on Series B redeemable preferred stock	—	501
Paid-in-kind interest	—	1,747
Deferred income taxes	—	714
Provision for (reversal of) sales returns reserve	(4,262)	1,097
Provision for doubtful accounts	(8)	373
Provision for obsolete inventory	2,081	2,273
Loss on disposal of property and equipment	—	93
Unrealized loss (gain) on financial instrument obligation	(1,601)	8,410
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	30,017	19,463
Inventories	(12,622)	(48,103)
Accounts payable	14,426	35,223
Prepaid expenses and other assets	(1,005)	(1,727)
Income taxes payable	(1,569)	431
Other liabilities	(2,298)	2,748
Net cash provided by operating activities	27,304	43,358
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,628)	(2,046)
Acquisition of a business, net of cash acquired	(12,667)	—
Net cash used for investing activities	(14,295)	(2,046)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	148,087	205,810
Repayment of revolving credit facilities	(158,911)	(240,753)
Proceeds of term loan	—	3,265
Repayment of term loan	—	(2,485)
Repayment of subordinated notes - related party	—	(8,265)
Settlement of Series B Preferred Stock	—	(1,390)
Proceeds from exercise of stock options and warrants	214	4,097
Repurchase of common stock	(1,941)	—
Repurchase of common stock to satisfy employee tax withholding obligations	(201)	(141)
Debt financing costs	—	(405)
Net cash used for financing activities	(12,752)	(40,267)
Effect of exchange rate changes on cash and cash equivalents	(298)	(114)
Net increase (decrease) in cash and cash equivalents	(41)	931
Cash and cash equivalents - beginning of period	7,078	5,247
Cash and cash equivalents - end of period	$7,037	$6,178
SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$488	$1,062
Cash paid for income taxes	$447	$—
Reclassification of financial instrument obligation	$6,248	$—
Exchange of Series B Preferred Stock	$—	$18,032

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2018	14,268	$14	$169,421	$(131,463)	$(476)	$37,496
Net income	—	—	—	3,055	—	3,055
Other comprehensive income, net of tax	—	—	—	—	165	165
Reclassification of financial instrument obligation	—	—	6,248	—	—	6,248
Issuance of restricted stock	12	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	(6)	—	(101)	—	—	(101)
Issuance of common stock upon exercise of warrants	295	—	—	—	—	—
Stock options exercised	6	—	23	—	—	23
Stock-based compensation	—	—	522	—	—	522
Balance at March 31, 2019	14,575	14	176,113	(128,408)	(311)	47,408
Net loss	—	—	—	(2,373)	—	(2,373)
Other comprehensive income, net of tax	—	—	—	—	(158)	(158)
Issuance of restricted stock	56	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	(4)	—	(44)	—	—	(44)
Common stock buyback	(156)	—	(1,499)	—	—	(1,499)
Stock options exercised	22	—	71	—	—	71
Stock-based compensation	—	—	1,003	—	—	1,003
Balance at June 30, 2019	14,493	14	175,644	(130,781)	(469)	44,408
Net loss	—	—	—	(3,124)	—	(3,124)
Other comprehensive income, net of tax	—	—	—	—	(330)	(330)
Issuance of restricted stock	43	1	(1)	—	—	—
Repurchase of common stock and retirement of related treasury shares	(6)	—	(56)	—	—	(56)
Common stock buyback	(50)	—	(442)	—	—	(442)
Stock options exercised	33	—	120	—	—	120
Stock-based compensation	—	—	1,030	—	—	1,030
Balance at September 30, 2019	14,513	$15	$176,295	$(133,905)	$(799)	$41,606

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited) (continued)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2017	12,349	$12	$148,082	$(170,048)	$(203)	$(22,157)
Cumulative effect of the adoption of ASC 606	—	—	—	(605)	—	(605)
Net income	—	—	—	1,962	—	1,962
Other comprehensive income, net of tax	—	—	—	—	155	155
Stock-based compensation	—	—	223	—	—	223
Balance at March 31, 2018	12,349	12	148,305	(168,691)	(48)	(20,422)
Net loss	—	—	—	(2,318)	—	(2,318)
Other comprehensive income, net of tax	—	—	—	—	(270)	(270)
Issuance of common stock in exchange for Series B preferred stock, net of issuance costs	1,307	1	15,474	—	—	15,475
Issuance of restricted stock	28	—	—	—	—	—
Stock options exercised	110	1	733	—	—	734
Stock-based compensation	—	—	599	—	—	599
Balance at June 30, 2018	13,794	14	165,111	(171,009)	(318)	(6,202)
Net income	—	—	—	14,932		14,932
Other comprehensive income, net of tax	—	—	—	—	(81)	(81)
Issuance of restricted stock	16	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	(6)	—	(141)	—	—	(141)
Issuance of common stock upon exercise of warrant	77	—	778	—	—	778
Stock options exercised	349	—	2,585	—	—	2,585
Stock-based compensation		—	587	—	—	587
Balance at September 30, 2018	14,230	$14	$168,920	$(156,077)	$(399)	$12,458

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02,  Leases, that introduced the recognition of a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term and, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis for all leases (with the exception of short-term leases). The Company adopted this standard on its effective date of January 1, 2019, using the optional alternative approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods. As part of the adoption of the new standard, the Company elected the package of practical expedients that permits entities to not reassess prior conclusions regarding lease identification, lease classification, and initial direct costs under the new standard. Upon adoption of the new standard as it relates to the Company's accounting for real estate operating leases, assets and liabilities increased by approximately $3.3 million. Refer to Note 13, “Commitments and Contingencies” for further details.

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

Note 3. Acquisitions

ROCCAT

On May 31, 2019, the Company completed its acquisition of the business and assets of ROCCAT, a provider of gaming keyboards, mice and other accessories for a purchase price of approximately $12.7 million and up to $3.4 million in potential earn-outs based on revenues for the years ending December 31, 2019 and 2020, as provided in the asset purchase agreement. The purchase price was paid in cash at closing and was funded by the Company’s cash reserves and additional borrowings under its credit facility. In addition, business transaction costs incurred in connection with the acquisition of $0.6 million and $3.0 million for the three and nine months ended September 30, 2019, respectively, were recorded as a component of “General and administrative” expenses in the Condensed Consolidated Statements of Operations.

The preliminary ROCCAT purchase price allocation as of May 31, 2019, is shown in the following table:

(In thousands)	Amount
Receivables	$1,418
Inventories	7,018
Property and equipment	1,110
Intangible assets	4,243
Other long-term assets	461
Accounts payable	(5,548)
Accrued and other current liabilities	(3,211)
Contingent consideration	(1,592)
Other non-current liabilities	(328)
Total identifiable net assets	3,571
Goodwill	9,096
Total consideration	$12,667

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

(In thousands)	Life	Amount
Customer relationships	7 Years	$1,930
Tradenames	5 Years	1,529
Developed technology	7 Years	784
Total		$4,243

For the three and nine months ended September 30, 2019, ROCCAT had revenue of $3.8 million and $5.1 million, respectively, and an operating loss of $2.1 million and $2.5 million, respectively.

The Company has not presented combined pro forma financial information of the Company and the pre-acquisition ROCCAT business because the results of operations of the acquired business are considered immaterial.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of September 30, 2019 and December 31, 2018, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted, and the only outstanding financial assets and liabilities recorded at fair value on a recurring basis were the wholly-funded warrants reported as a financial instrument obligation as of December 31, 2018. The following is a summary of the carrying amounts and estimated fair values of our financial instruments at September 30, 2019 and December 31, 2018

	September 30, 2019		December 31, 2018
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$7,037	$7,037	$7,078	$7,078
Revolving credit facility	$26,561	$26,561	$37,385	$37,385
Financial instrument obligation	$—	$—	$7,848	$7,848
Contingent consideration liabilities	$1,529	$1,529	$—	$—

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

Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. The Company estimated the contingent consideration liability using a Monte Carlo simulation which required the Company to make estimates and assumptions regarding expected volatilities, discount rates, and future revenues of the acquired business, which are considered Level 3 inputs.

Note 5. Allowance for Sales Returns

The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Balance, beginning of period	$4,046	$5,044	$9,212	$5,533
Reserve accrual	4,477	5,607	9,757	14,048
Recoveries and deductions, net	(3,573)	(4,021)	(14,019)	(12,951)
Balance, end of period	$4,950	$6,630	$4,950	$6,630

Note 6. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Raw materials	$2,582	$1,410
Finished goods	64,450	48,062
Total inventories	$67,032	$49,472

Inventories increased primarily due to the seasonality of the headset business as inventory is purchased during the third quarter in order to have stock on hand to fulfill the holiday season orders from our large retail customers.

Property and Equipment, net

Property and equipment, net, consists of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Machinery and equipment	$1,735	$1,616
Software and software development	439	306
Furniture and fixtures	595	535
Tooling	5,809	3,925
Leasehold improvements	1,323	1,325
Demonstration units and convention booths	11,994	11,659
Total property and equipment, gross	21,895	19,366
Less: accumulated depreciation and amortization	(16,986)	(13,510)
Total property and equipment, net	$4,909	$5,856

Other Current Liabilities

Other current liabilities consist of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Accrued customer fees	$3,533	$570
Accrued royalty	2,060	4,069
Accrued employee expenses	3,024	4,570
Contingent consideration	1,592	—
Accrued marketing	2,003	1,692
Accrued freight	1,967	1,044
Accrued expenses	6,310	6,543
Total other current liabilities	$20,489	$18,488

Other non-operating expense (income), net

Other non-operating expense (income), net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Unrealized loss (gain) on financial instrument obligation	$—	$(209)	$(1,601)	$8,410
Other non-operating expense (income)	302	308	171	473
Total other non-operating expense (income),net	$302	$99	$(1,430)	$8,883

Note 7. Goodwill and Other Intangible Assets

Acquired Intangible Assets

Acquired identifiable intangible assets, and related accumulated amortization, as of September 30, 2019 and December 31, 2018 consist of:

	September 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$7,726	$4,862	$2,864
Tradenames	1,529	102	1,427
Developed technology	784	37	747
Foreign currency	(1,308)	(1,106)	(202)
Total Intangible Assets	$8,731	$3,895	$4,836

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$4,539	$1,257
Foreign currency	(1,158)	(937)	(221)
Total Intangible Assets	$4,638	$3,602	$1,036

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

Amortization expense related to definite lived intangible assets of $0.2 million and $0.4 million was recognized for the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2019	$249
2020	952
2021	911
2022	876
2023	847
Thereafter	1,203
Total	$5,038

Changes in the carrying values of goodwill for nine months ended September 30, 2019 are as follows:

(in thousands)
Balance as of January 1, 2019	$—
ROCCAT Acquisition	9,096
Balance as of September 30, 2019	$9,096

Note 8. Revolving Credit Facility and Long-Term Debt

	September 30, 2019	December 31, 2018
	(in thousands)
Revolving credit facility, maturing March 2024	$26,561	$37,385

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively, and $1.0 million and $3.4 million for the three and nine months ended September 30, 2018, respectively. This includes no related party interest for the three and nine months ended September 30, 2019, and $0.5 million and $1.7 million of related party interest for the three and nine months ended September 30, 2018, respectively, in connection with the subordinated notes.

Amortization of deferred financing costs was $47,000 and $0.1 million for the three and nine months ended September 30, 2019, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2018, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.00% to 2.75% for the FILO loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50% and letter of credit fees and agent fees. As of September 30, 2019, interest rates for outstanding borrowings were 5.50% for base rate loans and 3.38% for LIBOR rate loans.

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

As of September 30, 2019, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $31.0 million.

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

The following table presents the Company’s income tax expense and effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Income tax expense	$63	$398	$252	$762
Effective income tax rate	(2.1%)	2.6%	(11.5%)	5.0%

Income tax expense for the three and nine months ended September 30, 2019 was $0.1 million at an effective tax rate of (2.1%) and $0.3 million at an effective tax rate of (11.5%), respectively. Income tax expense for the three and nine months ended September 30, 2018 was $0.4 million at an effective tax rate of 2.6% and $0.8 million at an effective tax rate of 5.0%. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits, certain state tax expense, and the unrealized loss (gain) on a financial instrument obligation.

The Company is subject to income taxes domestically and in various foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of September 30, 2019, the Company had uncertain tax positions of $3.5 million, inclusive of $1.2 million of interest and penalties.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2016 through 2017, and the state tax years open under the statute of limitations are 2014 through 2017.

Note 10. Stock-Based Compensation

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$108	$69	$76	$400
Selling and marketing	200	47	490	102
Research and development	123	26	311	89
General and administrative	599	445	1,678	818
Total stock-based compensation	$1,030	$587	$2,555	$1,409

The following table presents the stock activity and the total number of shares available for grant as of September 30, 2019:

(in thousands)
Balance at December 31, 2018	1,202
Plan amendment	1,440
Options granted	(602)
Restricted stock granted	(287)
Forfeited/Expired shares added back	38
Balance at September 30, 2019	1,791

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2018	1,654,729	$6.41	7.36	$14,374,572
Granted	601,892	11.47
Exercised	(60,645)	3.54
Forfeited	(37,246)	15.01
Outstanding at September 30, 2019	2,158,730	$7.76	7.36	$10,197,014
Vested and expected to vest at September 30, 2019	2,098,818	$7.73	7.31	$9,996,009
Exercisable at September 30, 2019	1,020,950	$6.54	5.63	$5,855,145

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

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $0.4 million for the nine months ended September 30, 2019.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are the assumptions for options granted during the nine months ended September 30, 2019.

Expected term (in years)	6.1
Risk-free interest rate	1.5% - 2.8%
Expected volatility	38.0% - 38.8%
Dividend rate	0%

Each of these inputs is subjective and generally requires significant judgment to determine.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2019 was $4.70. The total estimated fair value of employee options vested during the nine months ended September 30, 2019 was $0.8 million. As of September 30, 2019, total unrecognized compensation cost related to non-vested stock options granted to employees was $3.8 million, which is expected to be recognized over a remaining weighted average vesting period of 2.9 years.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2018	265,636	$19.29
Granted	286,654	11.52
Vested	(112,250)	14.45
Shares forfeited	(825)	12.10
Nonvested restricted stock at September 30, 2019	439,215	$15.47

As of September 30, 2019, total unrecognized compensation cost related to the nonvested restricted stock awards was $6.2 million, which will be recognized over a remaining weighted average vesting period of 2.8 years.

Stock Warrants

In connection with certain subordinated notes, the Company issued warrants to purchase an aggregate 0.4 million shares and 0.3 million shares of the Company’s common stock at an exercise price of $10.16 and $8.00 per share, respectively, to SG VTB Holdings, LLC, all of which were settled through cashless exercises during the nine months ended September 30, 2019.

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

On March 30, 2019, the Company and the warrant holders entered into an amendment to the warrant agreement that revises the terms under which warrant holders may exercise their rights under a Fundamental Transaction. As a result of this amendment, the warrants are no longer accounted for as a financial instrument obligation and reported as a liability that is marked to market each period with changes in fair value reported in earnings. The warrants were marked to market through March 30, 2019, the execution date of the amendment, at which time the warrants are accounted for as an equity instrument. The fair value on that date of $6.2 million was reclassified to additional paid-in-capital. For the nine months ended September 30, 2019, the Company recognized an unrealized gain on the warrants of $1.6 million that is included in “Other non-operating expense (income), net” in the Condensed Consolidated Statement of Operations.

Note 11. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except per-share data)
Net income (loss)	$(3,124)	$14,932	$(2,442)	$14,576
Unrealized gain on financial instrument obligation	—	(209)	—	—
Net income (loss) - diluted	$(3,124)	$14,723	$(2,442)	$14,576

Weighted average common shares outstanding — Basic	14,506	14,019	14,477	13,263
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	—	52	—	24
Dilutive effect of stock options	—	1,209	—	408
Dilutive effect of warrants	—	949	—	133
Weighted average common shares outstanding — Diluted	14,506	16,229	14,477	13,828
Net income (loss) per share:
Basic	$(0.22)	$1.07	$(0.17)	$1.10
Diluted	$(0.22)	$0.91	$(0.17)	$1.05

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Stock options	2,135	69	1,961	35
Warrants	550	—	729	319
Unvested restricted stock awards	404	185	330	71
Total	3,089	254	3,020	425

Note 12. Geographic Information

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
North America	$33,295	$52,702	$97,019	$131,653
United Kingdom	4,965	9,462	13,111	21,119
Europe	6,489	8,916	18,065	18,021
Other	1,974	3,347	4,704	5,325
Total net revenues	$46,723	$74,427	$132,899	$176,118

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

Shareholders Class Action: On August 5, 2013, VTBH and the Company (f/k/a Parametric Sound Corporation) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company. Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company’s Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada case denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. On September 14, 2017, a unanimous en banc panel of the Nevada Supreme Court granted defendants’ petition for writ of mandamus and ordered the trial court to dismiss the complaint but provided a limited basis upon which plaintiffs could seek to amend their complaint. Plaintiffs amended their complaint on December 1, 2017 to assert the same claims in a derivative capacity on behalf of the Company, as a well as in a direct capacity, against VTBH, Stripes Group, LLC, SG VTB Holdings, LLC, and the former members of the Company’s Board of Directors. All defendants moved to dismiss this amended complaint on January 2, 2018, and those motions were denied on March 13, 2018. Defendants petitioned the Nevada Supreme Court to reverse this ruling on April 18, 2018. On June 15, 2018, the Nevada Supreme Court denied defendants’ writ petition without prejudice. The district court subsequently entered a pretrial schedule and set trial for November 2019. On January 18, 2019, the district court certified a class of shareholders of the Company as of January 15, 2014. On October 11, 2019, the parties notified the District Court that they had reached a settlement that would resolve the pending action if ultimately approved by the Court. All pending court dates and deadlines, including the trial date, have been stayed while the parties proceed with the settlement process.

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

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at September 30, 2019 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranty reserve, which are included in accrued liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Warranty, beginning of period	$752	$582	$668	$472
Warranty costs accrued	162	242	663	686
Settlements of warranty claims	(169)	(175)	(586)	(509)
Warranty, end of period	$745	$649	$745	$649

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

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	September 30, 2019
		(in thousands)
Right-of-use assets	Other assets	$2,621

Lease liability obligations, current	Other current liabilities	$1,568
Lease liability obligations, noncurrent	Other liabilities	1,472
Total lease liability obligations		$3,040
Weighted-average remaining lease term (in years)		2.2
Weighted-average discount rate		3.75%

During the nine months ended September 30, 2019, the Company recognized approximately $0.7 million of lease costs in operating expenses and approximately $1.3 million of operating cash flows from operating leases.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of September 30, 2019, are:

(in thousands)
2019	$457
2020	1,482
2021	566
2022	216
2023	103
Thereafter	397
Total minimum payments	3,221
Less: Imputed interest	(181)
Total	$3,040

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

Competitive esports is a global phenomenon where professional gamers train, compete, win prize money, partner with major brands, and attract/gain fans - similar to traditional professional sports. There are over 195 million esports enthusiasts globally and the market is growing quickly. We believe a quality gaming headset is a must-have piece of equipment for any competitive esports gamer.

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

Historically, Microsoft and Sony have gone through cycles where their respective console platform is changed significantly or updated to a new version. Microsoft and Sony launched Pro versions of their existing console platforms in 2016 and 2017, respectively, that did not result in the same levels of disruption as previous cycles in the gaming headset business. Turtle Beach believes this is a good indication that any potential future console changes will not be as disruptive. In 2019, Microsoft announced that “Project Scarlett,” the next generation of Xbox, will be released in late 2020, and Sony confirmed that the PlayStation®5 will arrive for holiday 2020. The Nintendo Switch™ is completing its second year in the market with more than 25 million units sold through the end of December 2018, during which there has been an expanding library of games and an increased number of multiplayer chat-enabled games.

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

Toward the end of 2017, Epic Games introduced Fortnite, which includes a similar battle royale format and soared in popularity resulting in large and growing audiences of both players and spectators through content sharing platforms like Twitch, YouTube, Xbox's Mixer and PlayStation® Now.

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

Adjusted EBITDA (and a reconciliation to Net income, the nearest GAAP financial measure) for the three and nine months ended September 30, 2019 and 2018, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Net income (loss)	$(3,124)	$14,932	$(2,442)	$14,576
Interest expense	240	1,093	595	4,356
Depreciation and amortization	1,489	814	3,890	3,174
Stock-based compensation	1,030	587	2,555	1,409
Income tax expense	63	398	252	762
Unrealized loss (gain) on financial instrument obligation	—	(209)	(1,601)	8,410
Business transaction expense	618	—	2,961	—
Adjusted EBITDA	$316	$17,615	$6,210	$32,687

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Net loss for the three months ended September 30, 2019 was $3.1 million compared to net income of $14.9 million, including a $0.2 million gain related to the change in fair value of a financial instrument, in the comparable prior year period.

For the three months ended September 30, 2019, Adjusted EBITDA was $0.3 million compared to $17.6 million for the three months ended September 30, 2018, primarily due to a decline in the gaming accessory market from the battle royale driven record levels in the prior year period.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Net loss for the nine months ended September 30, 2019 was $2.4 million, inclusive of a $1.6 million unrealized financial instrument obligation gain, compared to net income of $14.6 million in the prior period, inclusive of an $8.4 million unrealized financial instrument obligation loss.

For the nine months ended September 30, 2019, Adjusted EBITDA was $6.2 million compared to $32.7 million for the nine months ended September 30, 2018, primarily due to lower sales as compared to the record volumes in the comparable prior year period, as well as increased promotional activity and marketing spend in conjunction with the Recon 70 Series release and incremental acquisition costs and sales support headcount in 2019.

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Net revenue	$46,723	$74,427	$132,899	$176,118
Cost of revenue	31,680	43,925	89,898	110,310
Gross profit	15,043	30,502	43,001	65,808
Operating expenses	17,562	13,980	46,026	37,231
Operating income (loss)	(2,519)	16,522	(3,025)	28,577
Interest expense	240	1,093	595	4,356
Other non-operating expense (income), net	302	99	(1,430)	8,883
Income (loss) before income tax	(3,061)	15,330	(2,190)	15,338
Income tax expense	63	398	252	762
Net income (loss)	$(3,124)	$14,932	$(2,442)	$14,576

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Net Revenue	$46,723	$74,427	$132,899	$176,118
Gross Profit	$15,043	$30,502	$43,001	$65,808
Gross Margin	32.2%	41.0%	32.4%	37.4%
Cash Margin (1)	33.6%	41.3%	33.4%	37.8%

(1) Excludes non-cash charges

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Net revenues for the three months ended September 30, 2019 were $46.7 million, compared to net revenues of $74.4 million in the prior year period when consumer demand driven by the continued popularity of the battle royale style games supported record revenue. As anticipated, the battle royale driven increase in revenue has moderated back and stabilized; however, the current base of gamers has grown significantly compared to pre-battle royale levels.

For the three months ended September 30, 2019, gross profit as a percentage of net revenue decreased to 32.2% from 41.0% in the comparable prior year period. Margins were negatively impacted by promotional activity, product mix, a decline in volume-based fixed cost leverage as a result of the decrease in revenue, acquisition-related transition costs, and refurbishment channel investments.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Net revenues for nine months ended September 30, 2019 were $132.9 million, a $43.2 million decrease from $176.1 million in the prior year period when battle royale driven consumer demand reached record levels. While the overall gaming accessory market declined across all channels, the Company held 42.2% of the North American console market revenue share on the strong performance of the Stealth 600 Series, which continued to be the top selling console model, and the recently released Recon 70 Series.

For the nine months ended September 30, 2019, gross profit as a percentage of net revenue decreased to 32.4% from 37.4% in the comparable prior year period. Margins were impacted by product mix, a more promotional environment, increased refurbishment and warehouse costs, and volume-based fixed cost leveraging, which was partially offset by reduced revenue-driven royalties and lower freight costs.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Selling and marketing	$10,150	$8,517	$24,581	$21,264
Research and development	2,198	1,400	5,388	4,056
General and administrative	5,214	4,063	16,057	11,911
Total operating expenses	$17,562	$13,980	$46,026	$37,231

Selling and Marketing

Selling and marketing expenses for the three months ended September 30, 2019 totaled $10.2 million compared to $8.5 million for the three months ended September 30, 2018. This increase was primarily due to incremental costs associated with the ROCCAT acquisition and certain digital and sponsorship initiatives, partially offset by decreases in revenue-based commissions.

Selling and marketing expenses for the nine months ended September 30, 2019 totaled $24.6 million compared to $21.3 million for the nine months ended September 30, 2018. This increase was primarily due to incremental costs associated with the ROCCAT acquisition and marketing spend in conjunction with the Recon 70 Series launch, additional sponsorships and certain digital and social media initiatives, partially offset by decreases in revenue-based commissions and advertising display depreciation.

Research and Development

Research and development costs for the three and nine months ended September 30, 2019 were $2.2 million and $5.4 million, respectively, compared to $1.4 million and $4.1 million for the three and nine months ended September 30, 2018. Such increases were primarily due to incremental ROCCAT-related headcount and consultant costs, and increased costs for legal research and patent-related expenses associated with the development of new products.

General and Administrative

General and administrative expenses for the three months ended September 30, 2019 totaled $5.2 million, inclusive of $0.6 million of acquisition integration costs, compared to $4.1 million for the three months ended September 30, 2018. Excluding the acquisition integration costs, the year-over-year increase was primarily due to certain professional service and information technology costs, higher non-cash stock compensation expense and incremental ROCCAT-related headcount.

General and administrative expenses for the nine months ended September 30, 2019 totaled $16.1 million, inclusive of $3.0 million of acquisition integration costs, compared to $11.9 million for the nine months ended September 30, 2018. Excluding the acquisition integration costs, the year-over-year increase was primarily due to higher non-cash stock compensation expense, incremental ROCCAT-related headcount, certain warehouse transition costs and informational technology investments, partially offset by lower variable compensation costs, legal expenses and allowances for doubtful accounts.

Interest Expense

For the three and nine months ended September 30, 2019, interest expense decreased to $0.2 million and $0.6 million, respectively, as compared to the comparable prior periods, due to the full repayment of the subordinated notes and term loans, and the exchange of the Series B redeemable preferred stock.

Other Non-Operating Expense (Income)

Other non-operating income totaled $0.3 million for three months ended September 30, 2019 related to currency fluctuations on our foreign operations compared to other non-operating loss of $0.1 for the three months ended September 30, 2018, which included a $0.2 million unrealized gain related to the change in fair value of a financial instrument obligation.

Other non-operating income totaled $1.4 million for the nine months ended September 30, 2019 primarily due to a $1.6 million unrealized gain related to the change in fair value of a financial instrument obligation compared to other non-operating loss of $8.9 million for the nine months ended September 30, 2018, which included a $8.5 million unrealized loss related to the change in fair value of a financial instrument obligation.

Income Taxes

Income tax benefit for the three and nine months ended September 30, 2019 was $0.1 million at an effective tax rate of (2.1%) and $0.3 million at an effective tax rate of (11.5%), respectively. Income tax expense for the three and nine months ended September 30, 2018 was $0.4 million at an effective tax rate of 2.6% and $0.8 million at an effective tax rate of 5.0%, respectively. The effective tax rate was primarily impacted by the full valuation allowance on domestic earnings, foreign entity tax benefits, certain state tax expense and the unrealized loss (gain) on a financial instrument obligation.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and availability under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows.

The following table summarizes our sources and uses of cash:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Cash and cash equivalents at beginning of period	$7,078	$5,247
Net cash provided by operating activities	27,304	43,358
Net cash used for investing activities	(14,295)	(2,046)
Net cash used for financing activities	(12,752)	(40,267)
Effect of foreign exchange on cash	(298)	(114)
Cash and cash equivalents at end of period	$7,037	$6,178

Operating activities

Cash provided by operating activities for the nine months ended September 30, 2019 was $27.3 million, a decrease of $16.1 million as compared to $43.4 million for the nine months ended September 30, 2018. The decrease is primarily the result of lower gross receipts, incremental ROCCAT costs and, increased sales and marketing-related expenditures, partially offset by a reduction in inventory purchases.

Investing activities

Cash used for investing activities was $14.3 million for the nine months ended September 30, 2019, as a result of $12.7 million related to the ROCCAT acquisition and $1.6 million of capital expenditures compared to $2.0 million of capital expenditures in the prior year period.

Financing activities

Net cash used for financing activities was $12.8 million during the nine months ended September 30, 2019 compared to $40.3 million during the nine months ended September 30, 2018. Financing activities during the nine months ended September 30, 2019 included net repayments on our revolving credit facility of $10.8 million and $1.9 million of common stock repurchases. Financing activities during the nine months ended September 30, 2018 included net repayments on our revolving credit facility of $34.9 million, repayment of certain subordinated notes of $8.3 million, and exchange of Series B redeemable preferred stock of $1.4 million.

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

Foreign cash balances at September 30, 2019 and December 31, 2018 were $1.5 million and $5.2 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIB OR loans and U.K. loans, and between 2.00% to 2.75% for the FILO loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50% and letter of credit fees and agent fees. As of September 30, 2019, interest rates for outstanding borrowings were 5.50% for base rate loans and 3.38% for LIBOR rate loans.

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

As of September 30, 2019, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $31.0 million.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, that introduced the recognition of a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term, and a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis for all leases (with the exception of short-term leases). The Company adopted this standard on its effective date of January 1, 2019, using the optional alternative approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods. Upon adoption of the new standard as it relates to the Company's accounting for real estate operating leases, assets and liabilities increased by approximately $3.3 million.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. When such derivative financial instruments are used, the effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of September 30, 2019and December 31, 2018, we did not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure primarily with respect to the British Pound. As of September 30, 2019 and December 31, 2018, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of September 30, 2019.

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

In 2017, the U.K. submitted the formal notification of its intention to withdraw from the European Union pursuant to Article 50 of the Treaty on the European Union, as amended (“Brexit”). If no formal withdrawal agreement is reached between the U.K. and the European Union, then it is currently expected the U.K.’s membership of the European Union will automatically terminate on January 31, 2020 unless a further extension is agreed between the U.K. and European Union. The U.K.’s decision to leave the European Union will have political, legal and economic ramifications for both the U.K. and the European Union, although these are expected to be more pronounced for the U.K. The outcome of the negotiations on the U.K.’s withdrawal and any subsequent negotiations on trade and access to the country’s major trading markets, including the single European Union market, is currently unknown. As a result, there is ongoing uncertainty over the terms under which the U.K. will leave the European Union, in particular after any agreed transitional period, and the potential for an exit by the U.K. without a negotiated agreement (“hard Brexit”).

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

Item 2- Unregistered Sale of Equity Securities and Use of Proceeds

On April 9, 2019, the Company’s board of directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. The following table summarizes, by month, the repurchases made during the three months ended September 30, 2019, under the repurchase program and in connection with shares repurchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
July 1- 31, 2019	—	$—	—	—
August 1- 31, 2019	56,204	$8.88	50,000	$13,059,370
September 1- 30, 2019	—	$—	—	—
Total	56,204	$8.88	50,000

For the second quarter of 2019, we repurchased approximately $0.1 million of common shares related to employee transactions. These amounts represent common shares repurchased from employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, which is then remitted on behalf of the employee.

Item 5 - Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Turtle Beach Corporation, as amended (Incorporated by reference to Exhibit 3.1 to Company’s 10-Q filed August 6, 2018).

3.2	Bylaw, as amended, of Turtle Beach Corporation (Incorporated by reference to Exhibit 3.1 to Company’s 8-K filed June 20, 2019).

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

TURTLE BEACH CORPORATION

Date:	November 7, 2019	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)