Form 10-K
period 2019-12-31
Turtle Beach Corp
filed 2020-03-13
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2019 was $157,302,573

The number of shares of Common Stock, $0.001 par value, outstanding on February 28, 2020 was 14,500,433.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Report, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	Our dependence on the success and availability of third-party platforms and software to drive sales;
•	Transitions in video gaming console platforms and the potential impact on our business;
•	Our ability to adapt to new technologies and introduce new products on a timely basis;
•	The impact of competitive products, technologies and pricing;
•	Continued relationships with our largest customers;
•	The impact of seasonality on our business;
•	Global business, political, operational, financial and economic conditions;
•	Our ability to forecast demand for our products;
•	Manufacturing capacity constraints and difficulties;
•	The scope of protection we are able to establish and maintain for intellectual property rights covering our technology;
•	The availability of capital under our revolving credit facility;
•	Estimates of our future revenues, expenses, capital requirements, and our needs for additional financing;
•	Cybersecurity and other information technology risks;
•	The Company’s partnerships with influencers, athletes and esports teams,
•	Our financial performance; and
•	Other factors discussed under Item 1A - Risk Factors, or elsewhere in this Report.

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

Item 1 - Business Overview

Turtle Beach Corporation is a leading gaming audio and accessory brand offering a broad selection of cutting-edge, award-winning gaming headsets for Xbox, PlayStation®, and Nintendo consoles, as well as for PC, Mac®, and mobile/tablet devices. For 45 years, Turtle Beach has been a pioneer and key innovator in audio technology and is one of the most recognized names in console gaming in North America and Europe. In 2019, Turtle Beach acquired ROCCAT, a provider of gaming keyboards, mice and other accessories focused in the personal computer (“PC”) peripherals market.

Turtle Beach, headquartered in San Diego, California, was incorporated in the state of Nevada in 2010 and the Company’s stock is traded on the Nasdaq Global Market under the symbol HEAR.

VTB Holdings, Inc. (“VTBH”), a wholly-owned subsidiary of Turtle Beach and the owner of Voyetra Turtle Beach, Inc. (“VTB”), was incorporated in the state of Delaware in 2010. VTB, the owner of Turtle Beach Europe Limited (“TB Europe”), was incorporated in the state of Delaware in 1975 with operations principally located in Valhalla, New York.

Gaming Accessories Business

Turtle Beach launched its first gaming headset – the X51 - in 2005 and has become the leading brand in gaming headsets. The Company designs and markets a large assortment of audio peripherals for Xbox, PlayStation®, and Nintendo consoles, as well as for PC, Mac®, and mobile/tablet devices. The acquisition of the ROCCAT brand expands Turtle Beach’s overall portfolio significantly with over 50 core models across console gaming headsets, PC gaming headsets, PC gaming keyboards, PC gaming mice and other accessories. These products are distributed internationally in North America, South America, Europe, the Middle East, Africa, Australia, and Asia. Turtle Beach products are sold at thousands of storefronts, including major retailers such as Amazon, Argos, Best Buy, GAME, GameStop, EB Games, Media Markt, Saturn, Target and Walmart.

Turtle Beach delivers a wide variety of headsets spanning multiple price points ranging from $20 to $250, with many headsets compatible across all major gaming platforms. We believe the price tiers correspond to customer profiles, beginning with entry-level gamers and progressing through casual, enthusiast, core, and professional esports gamers. Each successive price tier incorporates higher level features, comfort, and finish. For example, premium headset models typically include features like large 50mm speakers, leather-wrapped headbands and ear cushions, memory foam, powerful amplified surround sound, active noise-cancellation, and Bluetooth® connectivity. Additional features include audio presets like Bass Boost and Turtle Beach’s exclusive Superhuman Hearing® sound setting (which may give players a competitive advantage), removable or flip-to-mute microphones, Turtle Beach’s proprietary ProSpecs™ glasses-friendly design, and rechargeable long-lasting batteries.

As gaming consoles have evolved from dedicated video game platforms to home entertainment hubs, and as mobile and tablet devices have become popular entertainment platforms, Turtle Beach has continued to evolve its product lineup to reflect how content is consumed. While each Turtle Beach headset is designed for a primary platform, such as a specific console or PC, nearly all can be used with multiple platforms, and most are compatible with mobile/tablet devices through a standard 3.5mm jack or Bluetooth® connectivity. This primary platform designation, paired with readily identifiable platform-specific packaging designs, often results in Turtle Beach products being displayed in multiple in-store sections by retailers, increasing the prominence of the Turtle Beach brand and its products in physical retail locations and online. Brick and mortar retailers often have kiosks that allow shoppers to try the headsets and experience each headset’s specific fit, feel, and overall audio quality.

In 2019, Turtle Beach was the leading console gaming headset manufacturer in North America with a 43.4% dollar share of the market, as noted in The NPD Group’s retail tracking service, holding seven of the top 10 selling Xbox One models and five of the top 10 selling PlayStation®4 models by revenue. Turtle Beach’s console market share in the UK was 41.3% in 2019 as reported by GfK Global. We believe the Company has achieved these high global market shares by delivering high-quality products that often include first-to-market innovations and robust features, in addition to superior sound and unmatched comfort - key factors that consumers look for when shopping for a gaming headset.

Industry Overview

Gaming Headset Market

Gaming headsets are part of a growing global software and accessories gaming market sized at approximately $152 billion. The global gaming audience now exceeds global cinema and music markets with over 2.5 billion active gamers worldwide. Gaming peripherals, such as headsets, are a $4.1 billion business globally with over 65% of that market in the Americas and Europe where the Company’s business is focused. Gaming headsets represent more than a $2.7 billion global market, or more than 60% of the total gaming peripherals market.

Competitive esports is a global phenomenon where professional gamers train and compete to win prize money, partner with major brands, and attract/gain dedicated fans – similar to traditional professional sports. There were approximately 443 million esports viewers in 2019, and that is expected to surge to roughly 495 million viewers by 2020 (11.7% YOY), according to a report from Newzoo. Of those 495 million projected viewers, 272 million will identify as “occasional viewers” and 223 million will consider themselves “esports enthusiasts”. We believe a quality gaming headset is a must-have piece of equipment for any competitive gamer.

Many gamers play online where a gaming headset (which typically includes a microphone allowing players to communicate in real-time) provides a more immersive experience in the industry’s most popular games and franchises.

Xbox and PlayStation® consoles are still the dominant gaming platforms in North America and Europe, however, Nintendo’s Switch™ console continues to perform well two years into its lifecycle. In addition to consoles, personal computers are a popular gaming platform where players utilize a similar style headset. Gaming on mobile/tablet devices represents about a third of the global gaming market, and while headsets can be used for mobile gaming, console and PC gaming are by far the largest drivers of gaming headset use.

Historically, Microsoft and Sony have gone through cycles where their respective console platform is changed significantly or updated to a new version. When Microsoft and Sony launched Pro versions of their existing console platforms in 2016 and 2017, respectively, that did not result in the same levels of disruption as previous cycles in the gaming headset business. Turtle Beach believes this is a good indication that any potential future console transitions will not be as disruptive. In 2019, Microsoft and Sony confirmed plans to release their next generation consoles, Xbox Series X and PlayStation®5, respectively, in late 2020. Further, industry guidance suggests that with the launch of the new systems, and continued sales of the current consoles, combined console hardware sales will set records in 2021 and 2022.

In 2019, the Nintendo Switch™ completed its second full year in the market with more than 52 million units sold through the end of December 2019, during which there has been an expanding library of games and an increased number of multiplayer chat-enabled games. In addition, Nintendo launched a follow-on product, the Nintendo Switch™ Lite, which is the handheld-only version of their popular gaming console.

In addition to console sales, we believe the Xbox, PlayStation®, Nintendo, and PC gaming markets are driven by major game launches and franchises that encourage players to buy equipment and accessories. On Xbox and PlayStation®, flagship games like Call of Duty®, Destiny, Star Wars: Battlefront, Battlefield, Grand Theft Auto, and battle royale games like Fortnite, Apex Legends and PlayerUnknown’s Battlegrounds, are examples of major franchises that prominently feature online multiplayer modes which encourage communication and tend to drive increased gaming headset sales. Many of these established franchises launch new titles annually leading into the holidays and as a result, the gaming headset business tends to be highly seasonal, often with approximately 36%- 43% of sales occurring primarily in the fourth quarter.

PC Accessories Market

PC gaming in the U.S. has seen a resurgence in popularity the past few years while it continues to be a main gaming platform internationally, driven by big AAA game launches, PC-specific esports leagues, teams and players, content creators and influencers, cross-platform play, and more. While most games are available on multiple platforms, gaming on PC offers advantages including improved graphics, the increased speed and precision of mouse/keyboard controls, and more. Gaming mice and keyboards are engineered to provide gamers with higher-end performance and a superior gaming experience through benefits including faster response times, improved materials and build quality, programmable buttons and keys, software suites to customize and control devices and settings, and more.

PC gaming mice come in a variety of different ergonomic shapes and sizes, are available in both wired and wireless models, offer options for different sensors (optical and laser) and responsiveness, and often feature integrated RGB lighting and software to unify with the lighting on other devices for a visually pleasing PC gaming appearance. Similarly, PC gaming keyboards deliver a competitive advantage by registering keystrokes faster than others, offer options for mechanical key switches that feel and sound different, and utilize customizable lighting. The $2.7 billion market for PC gaming headsets, mice and keyboards grew at 7% in 2019 and is forecasted to grow by another 10% in 2020.

Business Strategy

We intend to further build upon Turtle Beach’s brand awareness, superior audio technology and high-quality products, as well as further promote and expand the ROCCAT brand in certain geographic regions to increase sales and profitability. The Company's strategy focuses on the following:

•

Continue to Advance Our Turtle Beach Brand. We believe that our brand’s image among consumers is a competitive advantage, and that our success is attributable to our emphasis on delivering the highest quality, most innovative headsets.

To maintain our competitive position in our markets we are focused on the following:

•	continuing to deliver innovative, high quality gaming headsets that incorporate advanced audio and wireless technology, while providing a superior game and chat audio experience and unmatched comfort;
•	continuing to maintain our position at retail with products available in more locations throughout retailers, including on demo kiosks where consumers can experience the products first-hand,
•

maintaining our strategic relationships, and continuing investment in sponsorships, which we believe provide our brand a larger presence with consumers and creates opportunities for retailers to carry our products; and

•	leveraging high-quality technical support and customer service to exceed consumer expectations and develop brand loyalty.

•

Expand Our Product Lines.   We continue to invest in the resources necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies. PC gaming headsets, keyboards and mice represent a market that is two times the size of the console gaming headset market with projected double-digit market growth. As such, we continue to believe the PC gaming accessory market can be a great source of growth in the coming years with the addition of the ROCCAT branded keyboards and mice to our headset portfolio.

•

Grow Revenue in New Markets. We intend to increase our sales by continuing to develop internally, or through potential joint venture, partnership or acquisition, products that we offer to our customers with an enhanced focus on growth in the personal computer gaming market.

Intellectual Property

We operate in an industry where innovation, investment in new ideas, and protection of resulting intellectual property rights are critical to success. We have a substantial base of intellectual property assets to protect our current and future product development, such as key innovations in gaming headsets, and intend to vigorously enforce such rights.

As a third-party gaming headset and peripherals company, certain technology used in the new generation of consoles requires a license to enable products to connect to that platform. While Playstation®4 does not require any license to produce headsets that can connect, certain connections on the Xbox One require the purchase of proprietary chips to integrate into the locked chat audio. The Company currently has the necessary licenses, or can obtain the necessary licenses, to produce compatible products.

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

Retail Distribution

Our products are sold in over 40 countries by retailers such as Amazon, Argos, Best Buy, GAME, GameStop, EB Games, Media Markt, Saturn, Target and Walmart. We often have a broader assortment and more shelf space than competitors at video game and electronics retailers such as Best Buy and GameStop, which we believe reinforces the brand’s authenticity with gaming enthusiasts, and our presence in mass channel retailers such as Walmart and Target enables the brand to reach a wider audience of casual gamers. Our established presence on Amazon and other online retail sites, and positive consumer product ratings on those sites, increases the search visibility of our products and helps to influence both online and in-store sales.

TB Europe serves as a primary sales office for the European market and has strengthened our international operations with support for sales, marketing, customer service and distribution.

Our websites, TurtleBeach.com and ROCCAT.org, are important focal point for our marketing efforts, serving as a destination for paid and earned media. Earned media is favorable publicity gained through promotional efforts other than advertising, as compared with paid media, which refers to publicity gained through advertising. The website acts as a hub for both online and offline activity and provides a direct sales channel for new and refurbished products.

Customers

Our business customer base is comprised primarily of large retailers and distributors, both domestic and international. In 2019, net sales to our major market channels consisted of $146.7 million to North American retail customers, $60.6 million to European customers, $12.3 million to North American distributors and $15.1 million to other customers.

Our five largest individual customers accounted for approximately 62% of our gross sales in 2019, 64% of our gross sales in 2018, and 59% of our gross sales in 2017. During 2019, our three largest customers - Walmart, Game Stop, Target - each accounted for between 10% to 20% of our consolidated net sales.

Seasonality

Our business is seasonal with a significant portion of sales and profits typically occurring around the holiday period. Historically, more than 45% of headset business revenues are generated during the period from September through December as new headsets are introduced and consumers engage in holiday shopping. In addition, launches of major new online multiplayer games, and specific retailer purchasing behavior, can drive significant revenue shifts between months and quarters in a given year.

Employees

As of December 31, 2019, Turtle Beach had 245 employees, of which 213 were full-time salaried employees. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

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

In 2018, the battle royale genre, such as Fortnite, Apex Legends and PlayerUnknown's Battlegrounds, expanded gaming markets and increased demand for our headset products. If console and personal computer game titles that are enhanced by the use of gaming headsets decline in number, popularity, or are delayed, our revenue and profits may decrease substantially and our business may be adversely affected.

Our brands face significant competition from other consumer electronics companies and this competition could have a material adverse effect on our financial condition and results of operations.

We compete with other producers of video game accessories, including the video game console manufacturers. Our competitors may spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for motion picture, television, sports, music and character properties, or develop more commercially successful products for the personal computer or video game platforms than we do. In addition, competitors with large product lines and popular products, in particular the video game console manufacturers, typically have greater leverage with retailers, distributors and other customers, who may be willing to promote products with less consumer appeal in return for access to those competitors’ more popular products.

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

The U.S. government has altered its approach to international trade policy and in some cases renegotiated, or terminated, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, including the North American Free Trade Agreement (“NAFTA”). In addition, the U.S. government has initiated or is considering imposing tariffs on certain foreign goods, including consumer goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs, NAFTA or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses. The majority of our production occurs in foreign jurisdictions, including China, and while the majority of our products are currently not subject to tariffs.  While we are exploring a shift of some of our manufacturing partners to jurisdictions that are not subject to U.S. tariffs, delays related to such transitions or changes in the U.S. tariffs could have a negative impact on our results of operations and competitive position.

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

During 2019, our three largest individual customers accounted for approximately 42% of our gross sales in the aggregate. The loss of, or financial difficulties experienced by, any of these or any of our other significant customers, including as a result of the bankruptcy of a customer, could have a material adverse effect on our business, results of operations, financial condition and liquidity. We do not have long-term agreements with these or other significant customers and our agreements with these customers do not require them to purchase any specific amount of products. All of our customers generally purchase from us on a purchase order basis. As a result, agreements with respect to pricing, returns, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each customer. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. In addition, the uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based in part on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. In addition, financial difficulties experienced by a significant customer could increase our exposure to uncollectible receivables and the risk that losses from uncollected receivables exceed the reserves we have set aside in anticipation of this risk or limit our ability to continue to do business with such customers.

The manufacture, supply and shipment of our products are dependent upon a limited number of third parties, and our success is dependent upon the ability of these parties to manufacture, supply and ship sufficient quantities of their product components to us in a timely fashion, as well as the continued viability and financial stability of these third-parties.

Because we rely on a limited number of manufacturers and suppliers for our products, we may be materially and adversely affected by the failure of any of those manufacturers and suppliers to perform as expected or supply us with sufficient quantities of their product components to ensure consumer availability of our own products. Our manufacturers and suppliers’ ability to supply products to us is also subject to a number of risks, including the availability of raw materials, their financial instability, the destruction of their facilities, epidemics or work stoppages. Any shortage of raw materials or components or an inability to control costs associated with manufacturing could increase our costs or impair our ability to ship orders in a timely and cost-efficient manner. As a result, we could experience cancellations of orders, refusal to accept deliveries or a reduction in our prices and margins, any of which could harm our financial performance and results of operations.

Recently, the outbreak of the coronavirus disease has led to work and travel restrictions within, to, and out of mainland China and parts of Asia, which in turn has led to factory closures, interruptions in supply chains, increased regulation and workforce shortages.  These issues, which may expand depending on the progression of the illness, may make it difficult for our suppliers and manufacturers, especially in Asia, to source raw materials or components, manufacture finished goods and export our products. If the severity and reach of the coronavirus outbreak increases, there may be significant and material disruptions to our supply chain and operations, and delays in the manufacture and shipment of our products, which may then have a material adverse effect on our results of operations.

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

In addition, the ongoing effectiveness of our supply chain is dependent on the timely performance of services by third parties shipping products and materials to and from our warehouse facilities and other locations. If we encounter problems with these shipments, our ability to meet retailer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected and we may be required to incur material additional costs for expedited shipping, including air freight. We have experienced some of these problems in the past and we cannot assure you that we will not experience similar problems in the future.

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

Demand for our products depends on many factors such as consumer preferences and the introduction or adoption of game platforms and related content and can be difficult to forecast. If we misjudge the demand for our products, we could face the following problems in our operations, each of which could harm our operating results:

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

If we are unable to continue to develop innovative and popular products, or if our design and marketing efforts do not effectively raise the recognition and reputation of our brands, we may not be able to successfully implement our gaming accessory growth strategy.

We believe that our ability to extend the recognition and favorable perception of our Turtle Beach brand, and the recently acquired ROCCAT brand, is critical to implement our gaming accessory growth strategy, which includes further establishing our position in existing gaming headsets, developing a strong position in new console headsets, expanding beyond existing console, PC and mobile applications to new technology applications, accelerating our international growth and expanding complementary product categories. To extend the reach of our Turtle Beach brand, we believe we must devote significant time and resources to product design, marketing and promotions. These expenditures, however, may not result in a sufficient increase in net sales to cover such costs.

Transitions in console platforms may adversely affect our headset products.

When new console platforms are announced or introduced into the market, consumers have historically reduced their purchases of game console peripherals and accessories, including headsets, for old generation console platforms in anticipation of new platforms becoming available. During these console transition periods, sales of gaming console headsets related to old generation consoles slow or decline until new platforms are introduced and achieve wide consumer acceptance, which we cannot guarantee. This decrease or decline may not be offset by increased sales of products for the new console platforms. Over time as the old generation platform user base declines, products for the old platforms are typically discontinued which can result in lower margins, excess inventory, excess parts, or similar costs related to end of life of a product model. In addition, as a third party gaming headset company, we are reliant on working with the console manufacturers for our headsets to be compatible with any new console platforms, which if not done on a timely basis may adversely affect sales. Sony and Microsoft may make changes to their platforms that impact how headsets connect with or work with the new consoles which could create a disruption to consumer buying behavior and/or product life-cycles, including if such new consoles are delayed or introduced with limited functionality or compatibility with third party accessories.

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

Turtle Beach relies on its partnerships with influencers, athletes and esports teams to expand our market. If we fail to maintain and expand these types of relationships, our business may suffer.

Relationships with new and established influencers, athletes and esports teams have been, and will continue to be critical to our future success. We rely on these partners to assist us in generating increased acceptance and use of our product offerings. We have established a number of these relationships, and our growth depends on establishing new relationships and maintaining existing ones. Certain partners may not view their relationships with us as significant to their own businesses, and they may reassess their commitment to us or decide to compete directly with us in the future. We cannot guarantee that any partner will perform their obligations as agreed or that we would be able to specifically enforce any agreement with them. Our failure to maintain and expand these relationships may adversely impact our future revenue.

The decision by British voters to exit the European Union may negatively impact our operations.

The changes to the trading relationship between the U.K and European Union resulting from the U.K’s exit from the European Union (“Brexit”) will likely result in increased cost of goods imported into and exported from the U.K. and may decrease the profitability of our U.K. and other European operations. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations. A weaker British pound versus the Euro and U.S. dollar also causes local currency results of our U.K. operations to be translated into fewer U.S. dollars during a reporting period. With a range of outcomes still possible, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations.

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

•	the impact of a global epidemic of disease on consumer retail markets and manufacturing; and
•	natural disasters.

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

We rely on various intellectual property rights, including patents, trademarks, trade secrets and trade dress to protect our Turtle Beach brand name, reputation, product appearance, and technology. Although we have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with selected parties with whom we conduct business to limit access to and disclosure of our proprietary information, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of that intellectual property or deter independent third-party development of similar technologies. Monitoring the unauthorized use of proprietary technology and trademarks is costly, and any dispute or other litigation, regardless of outcome, may be costly and time consuming and may divert the attention of management and key personnel from our business operations. The steps taken by us may not prevent unauthorized use of proprietary technology or trademarks. Many features of our products are not protected by patents; we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could adversely affect our financial results.

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

In addition to cash flow generated from operations, we finance our operations with a credit facility (the “Credit Facility”) provided by Bank of America, as Agent, Sole Lead Arranger and Sole Bookrunner. If we are unable to comply with the financial and other covenants contained in the Credit Facility and are unable to obtain a waiver under the Credit Facility, Bank of America may declare the outstanding borrowings under the Credit Facility immediately due and payable. Such an event would have an immediate and material adverse impact on our business, results of operations, and financial condition. We would be required to obtain additional financing from other sources, and we cannot predict whether or on what terms, if any, additional financing might be available. If we are required to seek additional financing and are unable to obtain it, we may have to change our business and capital expenditure plans, which may have a materially adverse effect on our business, financial condition and results of operations. In addition, the debt under the Credit Facility could make it more difficult to obtain other debt financing in the future, which could put us at a competitive disadvantage to competitors with less debt. The Credit Facility contains financial and other covenants that we are obligated to maintain. The Credit Facility contain certain financial covenants and other restrictions that limit our ability, among other things, to incur certain additional indebtedness; pay dividends and repurchase stock; make certain investments and other payments; enter into certain mergers or consolidations; engage in sale and leaseback transactions and transactions with affiliates; and encumber and dispose of assets.

If we violate any of these covenants, we will be in default under the Credit Facility. If a default occurs and is not timely cured or waived, Bank of America could seek remedies against us, including termination or suspension of obligations to make loans and issue letters of credit, and acceleration of amounts due under the applicable Credit Facility. No assurance can be given that we will be able to maintain compliance with these covenants in the future. The Credit Facility is asset based and can only be drawn down in an amount to which eligible collateral exists and can be negatively impacted by extended collection of accounts receivable, unexpectedly high product returns and slow-moving inventory, among other factors. In addition, we have granted the lender a first-priority lien against substantially all of our assets, including trade accounts receivable and inventories. Failure to comply with the operating restrictions or financial covenants could result in a default which could cause the lender to accelerate the timing of payments and exercise their lien on substantially all of our assets.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 – Properties

The table below describes our principal facilities as of December 31, 2019.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Expiration Date of Lease
San Diego	CA	Corporate Headquarters	13,450	2021
Valhalla	NY	Administration	11,800	2020
Basingstoke	U.K.	Administration	3,650	2027

In December 2019, the Company entered into lease for 15,758 square feet of general office space at 44 South Broadway, White Plains, NY pursuant to a 10-year lease that will commence upon the landlord’s substantial completion of certain specifications.

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

Shareholders Class Action: On August 5, 2013, VTBH and the Company (f/k/a Parametric Sound Corporation) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company (the “Merger”). Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company’s Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada case denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. On September 14, 2017, a unanimous en banc panel of the Nevada Supreme Court granted defendants’ petition for writ of mandamus and ordered the trial court to dismiss the complaint but provided a limited basis upon which plaintiffs could seek to amend their complaint. Plaintiffs amended their complaint on December 1, 2017 to assert the same claims in a derivative capacity on behalf of the Company, as a well as in a direct capacity, against VTBH, Stripes Group, LLC, SG VTB Holdings, LLC, and the former members of the Company’s Board of Directors. All defendants moved to dismiss this amended complaint on January 2, 2018, and those motions were denied on March 13, 2018. Defendants petitioned the Nevada Supreme Court to reverse this ruling on April 18, 2018. On June 15, 2018, the Nevada Supreme Court denied defendants’ writ petition without prejudice. The district court subsequently entered a pretrial schedule and set trial for November 2019. On January 18, 2019, the district court certified a class of shareholders of the Company as of January 15, 2014. On October 11, 2019, the parties notified the District Court that they had reached a settlement that would resolve the pending action if ultimately approved by the Court. On January 13, 2020, the District Court preliminarily approved the settlement agreement between the plaintiffs and all Defendants.  A final approval hearing has been scheduled for May 18, 2020. All pending court dates and deadlines, including the trial date, have been stayed while the parties proceed with the settlement process.

Commercial Dispute: On July 20, 2016, Bigben Interactive S.A. (“BigBen”) filed a statement of claim before the Regional Court of Berlin, Germany against VTB, which statement of claim was formally serviced upon VTB on June 28, 2017. The statement of claim alleges that VTB’s termination of a distribution agreement by and between BigBen and VTB breached the terms thereof and was invalid, and that BigBen is entitled to damages amounting to €5.0 million plus accrued interest thereon plus certain additional damages as a result of such invalid termination. VTB filed its statement of defense with the court on September 21, 2017. On January 7, 2019, the Regional Court of Berlin issued its judgment on this dispute, dismissing BigBen’s claim in its entirety. On February 7, 2019, BigBen Interactive S.A. filed an appeal against the judgment of the Regional Court of Berlin on January 7, 2019 (the "Judgment"). On April 15, 2019, Big Ben provided the reasoning for its appeal against the Judgment. On June 21, VTB replied to the reasoning for the appeal. Upon Big Ben’s application, the Higher Regional Court of Berlin has reviewed the provisions of the Judgment specifically relating to preliminary enforceability of the Judgment in separate proceedings and before the appellate proceedings regarding the main part of the Judgment. On July 9, 2019, the Higher Regional Court of Berlin completely rejected Big Ben’s applications with regard to the suspension of the preliminary enforceability of the Judgment. On November 19, 2019, an oral hearing was held at the at the Higher Regional Court of Berlin on Big Ben’s appeal against the Judgement on January 7, 2019. A date for the next oral hearing at the Higher Regional Court of Berlin has not yet been scheduled.

Employment Litigation: On April 20, 2017, a former employee filed an action in the Superior Court for the County of San Diego, State of California.  The complaint alleges claims including wrongful termination, retaliation and various other provisions of the California Labor Code. The complaint seeks unspecified economic and non-economic losses, as well as allegedly unpaid wages, unreimbursed business expenses, statutory penalties, interest, punitive damages and attorneys’ fees.  The Company filed a cross-complaint against the former employee on May 25, 2017 for certain activities related to his employment with the Company. Discovery is closed and the case is set for trial on April 6, 2020 in San Diego County Superior Court.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2019  for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item  5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s stock is traded on the Nasdaq Global Market under the symbol “HEAR.” The number of holders of record of common stock at February 28, 2020 was 955.

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

The following graph shows a comparison from December 31, 2014 through December 31, 2019 of the cumulative total return assuming a $100 investment in our common stock, the S&P 500 Index and the S&P 500 Consumer Durables Index. In accordance with the rules of the Securities and Exchange Commission, the returns are indexed to a value of $100 at December 31, 2014 and assume that all dividends, if any, were reinvested. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

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

Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

On April 9, 2019, the Company’s board of directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. The following table summarizes, by month, the repurchases made during the three months ended December 31, 2019, under the repurchase program and in connection with shares repurchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
October 1 - 31, 2019	—	$—	—	—
November 1 - 30, 2019	71,704	$8.89	65,500	$12,476,035
December 1 - 31, 2019	—	$—	—	—
Total	71,704	$8.89	65,500

For the fourth quarter of 2019, we repurchased approximately $0.1 million of common shares related to employee transactions. These amounts represent common shares repurchased from employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, which is then remitted on behalf of the employee.

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

Item 6 - Selected Financial Data

The following table sets forth selected consolidated financial data for each of the five years ended December 31, 2019. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in this Report.

	Year Ended December 31,
	2019 (1)	2018	2017	2016 (2)	2015 (3)
	(in thousands, except per share data)
Net Revenue	$234,663	$287,437	$149,135	$173,978	$162,747
Cost of Revenue	155,950	178,738	98,132	131,368	122,056
Gross Profit	78,713	108,699	51,003	42,610	40,691
Gross Margin	33.5%	37.8%	34.2%	24.5%	25.0%
Operating income (loss)	10,427	54,041	4,798	(77,701)	(74,399)
Operating Margin	4.4%	18.8%	3.2%	(44.7%)	(45.7%)
Net income (loss)	$17,944	$39,190	$(3,248)	$(87,182)	$(82,907)
Net earnings (loss) per share:
Basic	$1.24	$2.90	$(0.26)	$(7.18)	$(7.85)
Diluted	$1.04	$2.74	$(0.26)	$(7.18)	$(7.85)
Weighted average number of shares:
Basic	14,483	13,512	12,336	12,148	10,567
Diluted	15,688	14,289	12,336	12,148	10,567
Balance Sheet Data
Cash and cash equivalents	8,249	7,078	5,247	6,183	7,114
Total Assets	131,351	121,920	94,251	94,800	172,460
Total Debt	15,655	37,385	70,265	66,875	64,806
Series B Redeemable Preferred Stock	—	—	18,921	17,480	16,145

(1)	In 2019, we acquired ROCCAT, which contributed revenue of $14.4 million in the year and $23.9 million of total assets on the date of acquisition.
(2)	Includes a $7.1 million charge for inventory reserves associated with the HyperSound restructuring and goodwill and other intangibles impairment charges of $63.2 million.
(3)	Includes goodwill impairment charge of $49.8 million.

Item 7. Management’ s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2019.

Turtle Beach Corporation (herein referred to as the “Company,” “we,” “us,” or “our”), headquartered in San Diego, California, and incorporated in the state of Nevada in 2010, is a premier audio technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach® and ROCCAT® brands.

•

Turtle Beach is a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices.

•	ROCCAT is a gaming headsets, keyboards, mice and other accessories brand focused in the personal computer peripherals market.

Business Trends

Gaming Headset Market

Based on sales tracking data from The NPD Group, Inc. (“NPD Group”), the console gaming headset market in our largest market, North America, increased just over 70% in 2018 to record levels on the popularity of battle royale games, and while the market declined from the prior year records, the overall market has increased over historic levels. The Company’s market share in North America was 43.4% in 2019.

Traditionally, the gaming market has grown as new gamers enter and some existing gamers upgraded headsets. However, the emergence of battle royale games that are highly social, collaborative and competitive, contributed to a higher growth in the video game industry and a higher proportion of gamers using headsets. And given that the vast majority of the gaming headset market is driven by replacement and upgrading, this large influx of new gaming headset users could drive an increase in demand for gaming headsets in future years.

PC Accessories Market

PC gaming in the U.S. has seen a resurgence in popularity the past few years while it continues to be a main gaming platform internationally, driven by big AAA game launches, PC-specific esports leagues, teams and players, content creators and influencers, cross-platform play, and more. While most games are available on multiple platforms, gaming on PC offers advantages including improved graphics, the increased speed and precision of mouse/keyboard controls, and more. Gaming mice and keyboards are engineered to provide gamers with higher-end performance and a superior gaming experience through benefits including faster response times, improved materials and build quality, programmable buttons and keys, software suites to customize and control devices and settings, and more. The $2.7 billion market for PC gaming headsets, mice and keyboards grew at 7% in 2019 and is forecasted to grow by another 10% in 2020.

Seasonality

Our gaming accessories business is seasonal with a significant portion of sales and profits typically occurring around the holiday period. Historically, more than 45% of revenues are generated during the period from September through December as new products are introduced and consumers engage in holiday shopping. Additionally, with the new Xbox Series X and PlayStation®5 planned to launch holiday 2020, incremental sales may be driven by gamers seeking out the latest accessories to complement their new game systems.

In connection with the seasonality of the business, the Company’s borrowings on the revolving credit facility increase as a result of the holiday inventory build leading up to year-end and decline on gross receipts during the first quarter of the following year., The Company generally does not hold a large cash balance.

Results of Operations

Management Overview

As anticipated, our headset sales declined, $67.2 million, from 2018’s record levels where the popularity of battle royale games generated a first time buy effect, but were significantly higher, up $71.1 million, than the level seen in 2017. Further, because the entry level price segments make up less of the overall market, there was a mix impact that reduced our share to 43.4% of the market, based on recent NPD Group North American data, but remained above our 42.4% share in 2017. Based on NPD’s sell-through console gaming headset data, Turtle Beach maintained its position in the sub-$50 price tier with the Recon 70 series, and in the $50-to-$99 price tier with the wireless Stealth 600 series.

For 2019, our reported net income was $17.9 million, or diluted net income per share of $1.04, including a $7.4 million benefit from the reversal of the valuation allowance on our deferred tax assets, with cash from operating activities of $39.4 million reflective of lower borrowing costs and operating expenses.

Forward looking, we continue to be very excited about the upcoming launches of PlayStation®5 and Microsoft's Xbox Series X, but believe that the current consoles will continue to constitute a strong installed base of headset buyers where potential console price reductions could boost sales of games and accessories for these legacy systems.  As such, our console product portfolio plans reflect 2020 as an important transition year.

Additionally, we continued our push into the PC market with the acquisition of the ROCCAT portfolio of PC gaming keyboards and mice.  Since the acquisition, we've worked to integrate the ROCCAT team, align many of the internal processes, modified the plans for the combined PC product portfolio, developed our approach to branding and solidified our overall multi-year PC market plan.

Key Performance Indicators and Non-GAAP Measures

Management routinely reviews key performance indicators including revenue, operating income and margins, and earnings per share, among others. In addition, we believe certain other measures provide useful information to management and investors about us and our financial condition and results of operations for the following reasons: (i) they are measures used by our board of directors and management team to evaluate our operating performance; (ii) they are measures used by our management team to make day-to-day operating decisions; (iii) the adjustments made are often viewed as either non-recurring or not reflective of ongoing financial performance or have no cash impact on operations; and (iv) they are used by securities analysts, investors and other interested parties as a common operating performance measure to compare results across companies in our industry by adjusting for potential differences caused by variations in capital structures (affecting relative interest expense), and the age and book value of facilities and equipment (affecting relative depreciation and amortization expense). These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and, given the limitations of these metrics as analytical tools, should not be considered a substitute for gross profit, gross margins, net income (loss) or other consolidated income statement data as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•

Adjusted EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation (non-cash) and certain non-recurring special items that we believe are not representative of core operations.

•	Cash Margins is defined as gross margin excluding depreciation, amortization and stock-based compensation.

Adjusted EBITDA

Adjusted EBITDA (and a reconciliation to net income (loss), the nearest GAAP financial measure) for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended
	December 31,
	2019	2018	2017
	(in thousands)
Net income (loss)	$17,944	$39,190	$(3,248)
Interest expense	929	5,335	7,916
Depreciation and amortization	5,198	4,257	4,422
Stock-based compensation	3,558	1,877	1,430
Income tax expense (benefit)	(6,237)	1,737	593
Unrealized loss (gain) on financial instrument obligation	(1,601)	5,291	—
Restructuring charges	—	—	533
Change in fair value of contingent consideration	(471)	—	—
Business transaction expense	3,516	—	(79)
Adjusted EBITDA	$22,836	$57,687	$11,567

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Net income for the year ended December 31, 2019 was $17.9 million compared to a net income of $39.2 million in the prior year, inclusive of a $1.6 million unrealized financial instrument obligation gain and a $5.3 million unrealized financial instrument obligation loss, for the years ended December 31, 2019 and 2018, respectively.

For the year ended December 31, 2019, Adjusted EBITDA was $22.8 million compared to $57.7 million, for the year ended December 31, 2018. Net income and Adjusted EBITDA decreased primarily due to a decline in the gaming accessory market from the battle royale driven record levels in the prior year and, certain initial investments in the recently acquired ROCCAT branded products.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Net income for the year ended December 31, 2018 was $39.2 million compared to a net loss of $3.2 million in the prior year. For the year ended December 31, 2018, Adjusted EBITDA was $57.7 million compared to $11.6 million, including investments of $1.0 million in the HyperSound business, for the year ended December 31, 2017.  Net income and Adjusted EBITDA increased on higher revenues and fixed cost leveraging margin improvement as a result of strong consumer demand related to battle royale style game launches.

Financial Results

The following table sets forth the Company’s statements of operations for the periods presented:

	Year Ended
	December 31,
	2019	2018	2017
	(in thousands)
Net revenue	$234,663	$287,437	$149,135
Cost of revenue	155,950	178,738	98,132
Gross profit	78,713	108,699	51,003
Gross margin	33.5%	37.8%	34.2%

Operating expenses	68,286	54,658	46,205
Operating income	10,427	54,041	4,798
Interest expense	929	5,335	7,916
Other non-operating expense (income), net	(2,209)	7,779	(463)
Income (loss) before income tax	11,707	40,927	(2,655)
Income tax expense (benefit)	(6,237)	1,737	593
Net income (loss)	$17,944	$39,190	$(3,248)

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented:

	Year Ended
	December 31,
	2019	2018	2017
	(in thousands)
Net Revenue	$234,660	$287,378	$148,828
Gross Profit	$78,713	$108,784	$51,217
Gross Margin	33.5%	37.9%	34.4%
Cash Margin (1)	34.4%	38.2%	34.8%

(1)	Excludes non-cash charges of $2.1 million, $0.9 million, and $0.6 million, respectively.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Net revenues for year ended December 31, 2019 decreased $52.7 million, or 18.3%, as a result of the decrease in demand from the prior period when battle royale driven consumer demand reached record levels.  While the overall gaming accessory market declined across all channels, the Company held 43.4% of the North American console market revenue share on the strong performance of the Stealth 600 Series, which continued to be the top selling console model, and the recently released Recon 70 Series.

For the year ended December 31, 2019, gross profit as a percentage of net revenue decreased to 33.5% from 37.9% in the prior year. Margins were impacted by a more normal level of promotions, product mix, increased refurbishment and warehouse costs, and a decline in volume-based fixed cost leveraging.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Net revenues for year ended December 31, 2018 increased $138.6 million, or 93.1%, as a result of the increase in demand for gaming headsets that accompanied the growing popularity of the battle royale style games and reduced promotional spend. This increase was driven by higher volumes across all channels as battle royale releases, such as Fortnite and Apex Legends, generated sales of gaming headsets in the $100 and below price point, which includes our Ear Force Recon 50 Series, Stealth 600 Series and Recon Chat headsets, from new gamers and upgrade purchases from existing players.

For the year ended December 31, 2018, gross profit as a percentage of net revenue increased to 37.9% from 34.4% in the prior year. Headset margins were positively impacted by product and customer mix combined with higher volume drive fixed-cost leveraging and a less promotional environment as compared to the prior period in which channel inventories were much higher than normal following weaker than expected performance of the major holiday game releases. These improvements were partially offset by incremental air freight ($4.0 million) incurred to keep pace with increased consumer demand.

Operating Expenses

	Year Ended
	December 31,
	2019	2018	2017
	(in thousands)
Selling and marketing	$38,634	$32,389	$24,385
Research and development	7,856	5,611	5,587
General and administrative	18,280	16,658	15,700
Acquisition integration costs	3,516	—	—
Restructuring charges	—	—	533
Total operating expenses	$68,286	$54,658	$46,205

Selling and Marketing

Selling and marketing expense for the year ended December 31, 2019 totaled $38.6 million, or 16.5% as a percentage of net revenues, compared to $32.4 million, or 11.3% as a percentage of net revenues, for the prior year. This increase was primarily due to incremental costs associated with ROCCAT related headcount and expenses and certain digital and sponsorship initiatives, partially offset by decreases in revenue-based commissions and advertising display depreciation.

Selling and marketing expense for the year ended December 31, 2018 totaled $32.4 million, or 11.3% as a percentage of net revenues, compared to $24.4 million, or 16.4% as a percentage of net revenues, for the year ended December 31, 2017. This increase was primarily due to variable sales-based commissions, higher volume-based web costs and increased marketing and consumer spend related to the expansion of our eSports presence, new product video production, in-store promotional material and direct media buys.

Research and Development

For the year ended December 31, 2019, we invested $7.9 million, which consisted of $6.4 million related to new product initiatives and patent-related expenses associated with certain headset products and $1.5 million related to incremental ROCCAT-related headcount and expenses. For the years ended December 31, 2018 and 2017, we expended $5.6 million and $5.6 million, respectively, reflective of continued expansion of our new generation headset portfolio including the launch of the Atlas line of PC gaming headsets.

General and Administrative

General and administrative expenses for the year ended December 31, 2019 increased $1.6 million to $18.3 million compared to $16.7 million for the year ended December 31, 2018. The year-over-year increase was primarily due to incremental ROCCAT-related costs ($1.9 million) and higher non-cash stock expense ($1.0 million), partially offset by lower variable compensation costs ($1.2 million).

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

Interest Expense

Interest expense decreased $4.4 million for the year ended December 31, 2019 compared to the prior year due to the full repayment of the subordinated notes and term loans, and the exchange of the Series B redeemable preferred stock, both of which occurred in 2018.

Interest expense decreased $2.6 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to the exchange of the Series B redeemable preferred stock ($1.0 million), the payoff of our term loans ($0.3 million) and subordinated notes ($0.5 million) and lower borrowings on our Credit Facility.

Income Taxes

Income tax benefit for the year ended December 31, 2019 was $6.2 million at an effective tax rate of (53.3)% compared to income tax expense of $1.7 million for the year ended December 31, 2018 at an effective tax rate of 4.2%. The effective tax rate was primarily impacted by a change in the valuation allowance for deferred tax assets of $10.1 million, which included a $7.4 million benefit related to the release of the valuation allowance in certain jurisdictions.

Income tax expense for the year ended December 31, 2018 was $1.7 million at an effective tax rate of 4.2% compared to income tax expense of $0.6 million for the year ended December 31, 2017 at an effective tax rate of 22.3%. The effective tax rate was primarily impacted by foreign entity tax benefits, a “change in ownership” event under Internal Revenue Code Section 382 and the full valuation allowance on domestic earnings.

Other Non-Operating Expense (Income)

Other non-operating income totaled $2.2 million for the year ended December 31, 2019, including a $1.6 million unrealized gain related to the change in value of a financial instrument obligation compared to other non-operating expense of $7.8 million for the year ended December 31, 2018, which included a $5.3 million loss from the change in fair value of a financial instrument, $1.6 million loss on extinguishment related to the prepayment of our Term Loan and Subordinated Notes and the negative exchange impact of the stronger U.S. dollar on our foreign operations. Other non-operating income totaled $0.5 million for the year ended December 31, 2017, as a result of the U.S. dollar weakening.

Liquidity and Capital Resources

Our primary sources of working capital are cash flow from operations and availability of capital under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Year Ended
	December 31,
	2019	2018	2017
	(in thousands)
Cash and cash equivalents at beginning of period	$7,078	$5,247	$6,183
Net cash provided by operating activities	39,374	42,249	3,418
Net cash used for investing activities	(14,579)	(5,079)	(4,411)
Net cash used for financing activities	(24,180)	(35,129)	(162)
Effect of foreign exchange on cash	556	(210)	219
Cash and cash equivalents at end of period	$8,249	$7,078	$5,247

Operating activities

Cash provided by operating activities for the year ended December 31, 2019 was $39.4 million, a decrease of $2.9 million as compared to $42.2 million for the year ended December 31, 2018. This is primarily the result of lower gross receipts, incremental ROCCAT costs, increased sales and marketing-related expenditures, partially offset by a reduction in inventory purchases.

Cash provided by operating activities for the year ended December 31, 2018 was $42.2 million, an increase of $38.8 million as compared to cash used in operating activities of $3.4 million for the year ended December 31, 2017. This is primarily the result of higher gross receipts from the significant increase in revenue and improved days sales outstanding, partially offset by higher inventory levels and freight costs.

Investing activities

Cash used for investing activities was $14.6 million during the year ended December 31, 2019 compared to $5.1 million in 2018, as a result of the $12.7 million related to the ROCCAT acquisition and $1.9 million of capital expenditures, compared to $5.1 million of capital expenditures in the prior year.

Cash used for investing activities was $5.1 million during the year ended December 31, 2018 compared to $4.4 million in 2017, primarily due to additional advertising display and manufacturing investments.

Financing activities

Net cash used for financing activities was $24.2 million during the year ended December 31, 2019 compared to net cash used for financing activities of $35.1 million and net cash provided by financing activities of $0.2 million during the years ended December 31, 2018 and 2017, respectively. Financing activities during the year included net repayments on our revolving credit facility of $21.7 million and $2.5 million of common stock repurchases.

Financing activities in 2018 included the repayment of certain subordinated notes of $23.9 million, net term loan repayments of $11.7 million, the exchange of the Series B redeemable preferred stock of $1.4 million and net repayments on our revolving credit facilities of $1.1 million, partially offset by proceeds from exercise of stock options and warrants of $4.2 million.

Financing activities in 2017 included net borrowings on our revolving credit facilities of $2.6 million, term loan repayments of $2.6 million and $0.1 million in debt issuance costs related to certain debt amendments.

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

Foreign cash balances at December 31, 2019 and December 31, 2018 were $5.9 million and $5.2 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans, 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans and 2.00% and 2.75% for the FILO Loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees. As of December 31, 2019, interest rates for outstanding borrowings were 5.25% for base rate loans and 3.13% for LIBOR rate loans.

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

As of December 31, 2019, the Company was in compliance with all the financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $32.2 million.

Series B Redeemable Preferred Stock

On April 23, 2018, the Company facilitated and entered into a series of transactions pursuant to which the Series B redeemable preferred stock was acquired from Dr. Bonanno by non-affiliate investors and subsequently retired. As part of the transactions, the Company entered into (i) an Exchange Agreement (the “Exchange Agreement”) with such non-affiliate investors pursuant to which the Company agreed to exchange the Series B redeemable preferred stock for an aggregate of 1,307,143 newly issued shares of the Company’s common stock and wholly-funded warrants exercisable for an aggregate of 550,000 shares of the Company’s common stock and (ii) a Settlement Agreement (the “Settlement Agreement”) with Dr. Bonanno.

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

Revenue Recognition and Sales Return Reserve

Net revenue consists primarily of revenue from the sale of gaming headsets and accessories to wholesalers, retailers and to a lesser extent, on-line customers. Our products function on a standalone basis (in connection with a readily available gaming console, personal computer or stereo) and are not sold with additional services or rights to future goods or services. Revenue is recorded for a contract through the following steps: (i) identifying the contract with the customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations; and (v) recognizing revenue when or as each performance obligation is satisfied.

Each contract at inception is evaluated to determine whether the contract should be accounted for as having one or more performance obligations. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs at a point in time when the risk and title to the product transfers to the customer. Our standard terms of delivery are included in our contracts of sale, order confirmation documents, and invoices. The Company excludes sales taxes collected from customers from “Net Revenue” in its Consolidated Statements of Operations.

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

Off-Balance Sheet Arrangements

Off balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity for which we have an obligation to the entity that is not recorded in the consolidated financial statements. As of December 31, 2019, there are no significant off-balance sheet arrangements.

Contractual Obligations

Our principal commitments primarily consist of obligations for minimum payment commitments to lessors for office space and the revolving credit facility. As of December 31, 2019, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Contractual Obligations: (1)
Operating lease obligations (2)	$1,989	$697	$909	$204	179
Long term debt (3)	15,655	15,655	—	—	—
Total	$17,644	$16,352	$909	$204	$179

(1)

Contractual obligations exclude tax liabilities of $1.2 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

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

Item7A - Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. The Company’s market risk exposure is primarily a result of fluctuations in interest rates, foreign currency exchange rates and inflation.

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of December 31, 2019, we do not have any derivative financial instruments.

Interest Rate Risk

The Company’s total variable rate debt consists of $15.7 million outstanding under the Credit Facility. A hypothetical 10% increase in borrowing rates at December 31, 2019 would not result in a material increase in interest expense on principal balances.

Foreign Currency Exchange Risk

The Company has exchange rate exposure, primarily, with respect to the British Pound and Euro. As of December 31, 2019 and 2018, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

Shareholders and Board of Directors

Turtle Beach Corporation

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Turtle Beach Corporation (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2020 expressed an adverse opinion thereon.

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

New York, New York
March 13, 2020

Turtle Beach Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$8,249	$7,078
Accounts receivable, less allowances of $24,940 and $23,271 in 2019 and 2018, respectively	44,530	52,797
Inventories	45,711	49,472
Prepaid expenses and other current assets	4,057	4,469
Total Current Assets	102,547	113,816
Property and equipment, net	3,962	5,856
Deferred income taxes	7,439	—
Goodwill	8,515	—
Intangible assets, net	6,011	1,036
Other assets	2,877	1,212
Total Assets	$131,351	$121,920
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$15,655	$37,385
Accounts payable	22,511	17,724
Other current liabilities	26,422	18,488
Total Current Liabilities	64,588	73,597
Deferred income taxes	153	187
Financial instrument obligation	—	7,848
Other liabilities	3,223	2,792
Total Liabilities	67,964	84,424
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 14,488,152 and 14,268,184 shares issued and outstanding as of December 31, 2019 and 2018, respectively	14	14
Additional paid-in capital	176,776	169,421
Accumulated deficit	(113,519)	(131,463)
Accumulated other comprehensive income (loss)	116	(476)
Total Stockholders’ Equity	63,387	37,496
Total Liabilities and Stockholders’ Equity	$131,351	$121,920

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statements of Operations

	Year ended December 31,
	2019	2018	2017
	(in thousands, except per-share data)
Net revenue	$234,663	$287,437	$149,135
Cost of revenue	155,950	178,738	98,132
Gross profit	78,713	108,699	51,003
Operating expenses:
Selling and marketing	38,634	32,389	24,385
Research and development	7,856	5,611	5,587
General and administrative	21,796	16,658	15,700
Restructuring charges	—	—	533
Total operating expenses	68,286	54,658	46,205
Operating income	10,427	54,041	4,798
Interest expense	929	5,335	7,916
Other non-operating expense (income), net	(2,209)	7,779	(463)
Income (loss) before income tax	11,707	40,927	(2,655)
Income tax expense (benefit)	(6,237)	1,737	593
Net income (loss)	$17,944	$39,190	$(3,248)

Net income (loss) per share
Basic	$1.24	$2.90	$(0.26)
Diluted	$1.04	$2.74	$(0.26)
Weighted average number of shares:
Basic	14,483	13,512	12,336
Diluted	15,688	14,289	12,336

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Net income (loss)	$17,944	$39,190	$(3,248)
Other comprehensive income (loss):
Foreign currency translation adjustment	592	(273)	357
Other comprehensive income (loss)	592	(273)	357
Comprehensive income (loss)	$18,536	$38,917	$(2,891)

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$17,944	$39,190	$(3,248)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,556	3,954	4,074
Amortization of intangible assets	642	303	348
Amortization of debt financing costs	189	1,081	1,593
Stock-based compensation	3,558	1,877	1,430
Accrued interest on Series B redeemable preferred stock	—	501	1,441
Paid-in-kind interest	—	2,028	2,508
Deferred income taxes	(7,473)	549	181
Provision for (reversal of) sales returns reserve	(397)	3,679	942
Provision for (reversal of ) doubtful accounts	(10)	431	48
Provision for obsolete inventory	3,483	3,437	1,676
Loss on disposal of property and equipment	28	111	9
Unrealized loss (gain) on financial instrument obligation	(1,601)	5,291	—
Decrease in unrecognized tax benefit	(686)	—	—
Decrease in fair value of contingent consideration	(471)	—
Loss on debt extinguishment	—	1,572	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,931	(6,978)	3,109
Inventories	7,264	(25,391)	(7,496)
Accounts payable	(393)	4,101	1,494
Prepaid expenses and other assets	(66)	(481)	755
Income taxes payable	(371)	562	89
Other liabilities	3,247	6,432	(5,535)
Net cash provided by operating activities	39,374	42,249	3,418
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,912)	(5,079)	(4,411)
Acquisition of a business, net of cash acquired	(12,667)	—	—
Net cash used for investing activities	(14,579)	(5,079)	(4,411)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	219,910	361,073	172,694
Repayment of revolving credit facilities	(241,640)	(362,154)	(170,132)
Repayment of capital leases	—	—	(4)
Proceeds of term loan	—	3,265
Repayment of term loan	—	(14,985)	(2,647)
Repayment of subordinated notes - related party	—	(23,940)	—
Settlement of Series B redeemable preferred stock	—	(1,390)	—
Proceeds from exercise of stock options and warrants	330	4,235	—
Repurchase of common stock	(2,525)	—	—
Repurchase of common stock to satisfy employee tax withholding obligations	(255)	(246)	—
Debt financing costs	—	(612)	(73)
Cash portion of loss on debt extinguishment	—	(375)	—
Net cash used for financing activities	(24,180)	(35,129)	(162)
Effect of exchange rate changes on cash and cash equivalents	556	(210)	219
Net increase (decrease) in cash and cash equivalents	1,171	1,831	(936)
Cash and cash equivalents - beginning of period	7,078	5,247	6,183
Cash and cash equivalents - end of period	$8,249	$7,078	$5,247
SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$769	$1,496	$1,975
Cash paid for income taxes, net of refunds	$2,317	$—	$—
Accrual for purchases of property and equipment	$16	$348	$183
Reclassification of financial instrument obligation	$6,248	$—	$—
Exchange of Series B redeemable preferred stock	$—	$18,032	$—

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2016	12,315	$12	$146,652	$(166,800)	$(560)	$(20,696)
Net loss	—	—	—	(3,248)	—	(3,248)
Other comprehensive loss	—	—	—	—	357	357
Issuance of restricted stock	34	—	—	—	—	—
Stock-based compensation	—	—	1,430	—	—	1,430
Balance at December 31, 2017	12,349	12	148,082	(170,048)	(203)	(22,157)
Cumulative effect of the adoption of ASC 606	—	—	—	(605)	—	(605)
Net income	—	—	—	39,190	—	39,190
Other comprehensive loss	—	—	—	—	(273)	(273)
Issuance of common stock in exchange for Series B redeemable preferred stock, net of issuance costs	1,307	1	15,474	—	—	15,475
Issuance of restricted stock	56	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	(12)	—	(246)	—	—	(246)
Issuance of common stock upon exercise of warrants	77	—	778	—	—	778
Stock options exercised	491	1	3,456	—	—	3,457
Stock-based compensation	—	—	1,877	—	—	1,877
Balance at December 31, 2018	14,268	14	169,421	(131,463)	(476)	37,496
Net income	—	—	—	17,944	—	17,944
Other comprehensive income, net of tax	—	—	—	—	592	592
Reclassification of financial instrument obligation	—	—	6,248	—	—	6,248
Issuance of restricted stock	130	—	(1)	—	—	(1)
Repurchase of common stock and retirement of related treasury shares	(23)	—	(255)	—	—	(255)
Common stock buyback	(271)	—	(2,525)	—	—	(2,525)
Issuance of common stock upon exercise of warrants	296	—	—	—	—	—
Stock options exercised	89	—	330	—	—	330
Stock-based compensation	—	—	3,558	—	—	3,558
Balance at December 31, 2019	14,488	$14	$176,776	$(113,519)	$116	$63,387

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Organization

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in San Diego, California and incorporated in the state of Nevada in 2010, is a premier audio technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach® and ROCCAT® brands. Turtle Beach is a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices. ROCCAT is a gaming keyboards, mice and other accessories brand focused in the PC peripherals market.

VTB Holdings, Inc. (“VTBH”), a wholly-owned subsidiary of Turtle Beach and the owner of Voyetra Turtle Beach, Inc. (“VTB”), was incorporated in the state of Delaware in 2010. VTB, the owner of Turtle Beach Europe Limited (“TB Europe”), was incorporated in the state of Delaware in 1975 with operations principally located in Valhalla, New York.

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

Uses of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to use estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The significant estimates and assumptions used by management affect: sales return reserve, allowances for cash discounts, warranty reserve, valuation of inventory, valuation of long-lived assets, goodwill and other intangible assets, depreciation and amortization of long-lived assets, valuation of deferred tax assets, determination of fair value of stock-based awards, stock warrants and share-based compensation. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the consolidated financial statements.

Revenue Recognition and Sales Return Reserve

Net revenue consists primarily of revenue from the sale of gaming headsets and accessories to wholesalers, retailers and to a lesser extent, on-line customers. These products function on a standalone basis (in connection with a readily available gaming console, personal computer or stereo) and are not sold with additional services or rights to future goods or services. Revenue is recorded for a contract through the following steps: (i) identifying the contract with the customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations; and (v) recognizing revenue when or as each performance obligation is satisfied.

Each contract at inception is evaluated to determine whether the contract should be accounted for as having one or more performance obligations. The Company's business activities were determined to be a single performance obligation with revenue recognized when obligations under the terms of a contract with its customer are satisfied; generally this occurs at a point in time when the risk and title to the product transfers to the customer. The Company's standard terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. The Company excludes sales taxes collected from customers from “Net Revenue” in its Consolidated Statements of Operations.

Certain customers may receive cash-based incentives (including cash discounts, quantity rebates, and price concessions), which are accounted for as variable consideration. Provisions for sales returns are recognized in the period the sale is recorded based upon the Company's prior experience and current trends. These revenue reductions are established by the Company based upon management’s best estimates at the time of sale following the historical trend, adjusted to reflect known changes in the factors that impact such reserves and allowances, and the terms of agreements with customers. As of December 31, 2019, the Company had an allowance for cash discounts of $16.0 million and an allowance for sales returns of $8.8 million, and does not expect to have significant changes in its estimates for variable considerations.

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

Marketing Costs

Costs associated with the production of advertising, such as print and other costs, as well as costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first appears in public. Advertising costs were approximately $7.5 million, $6.7 million and $4.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company also incurs co-operative advertising costs that represent reimbursements to customers for shared marketing expenses for sale of its products. These reimbursements are recorded as reductions of net revenue based on a percentage of sales for all period presented. Co-operative advertising reimbursements were approximately $5.7 million, $5.4 million and $3.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consists of in-process research and development, customer relationships, trademarks and trade names, and patents.  The fair values of these intangible assets are estimated based on the Company’s assessment.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.  Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment.  Intangible assets determined to have definite lives are amortized over their remaining useful lives.

Long-lived and intangible assets are assessed for potential impairment whenever events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Goodwill and indefinite-lived intangible assets are assessed at least annually, but also whenever events or changes in circumstances indicate the carrying values may not be recoverable. Factors that could trigger an impairment review include (a) significant underperformance relative to historical or projected future operating results; (b) significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; (c) significant negative industry or economic trends; (d) significant decline in the Company’s stock price for a sustained period; and (e) a decline in the Company’s market capitalization below net book value.

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

When performing the Company’s evaluation of goodwill for impairment, if it concludes qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is not required.  If the Company is unable to reach this conclusion, then we would perform the two-step impairment test.  Initially, the fair value of the reporting unit is compared to its carrying amount.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; we are required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired.  In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill and recognize a charge for impairment to the extent the carrying value exceeds the implied fair value.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  In addition, identifiable intangible assets having indefinite lives are reviewed for impairment on an annual basis using a methodology consistent with that used to evaluate goodwill.

There are inherent assumptions and estimates used in developing future cash flows requiring management judgment including projecting revenues, interest rates and the cost of capital.  Many of the factors used in assessing fair value are outside the Company’s control and it is reasonably likely that assumptions and estimates will change in future periods.  These changes can result in future impairments.  In the event the Company’s planning assumptions were modified resulting in impairment to our assets, the associated expense would be included in the Consolidated Statements of Operations, which could materially impact its business, financial condition and results of operations.

In connection with the ROCCAT acquisition, the Company performed a valuation of the acquired goodwill and intangible assets and recorded $8.5 million of goodwill based on the fair values of the assets acquired and liabilities assumed. The Company conducted its annual impairment assessment on December 31, 2019 taking a qualitative evaluation approach to determine if there were any adverse market factors or changes in circumstances that would indicate that the carrying value of goodwill as determined in connection with the current year acquisition may not be recoverable. The Company’s qualitative assessment included an analysis of business changes, economic outlook, financial trends and forecasts, and events or circumstances that could unfavorably impact the key assumptions.  Based on this review, management determined that no events or changes in circumstances indicated that the carrying value may not be recoverable and further consideration of potential goodwill impairment was not considered necessary.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at December 31, 2019 and 2018.

Foreign Currency Translation

Balance sheet accounts of the Company’s foreign subsidiaries are translated at the exchange rate in effect at the end of each period. Statement of operations accounts are translated using the weighted average of the prevailing exchange rates during each period. Gains or losses resulting from foreign currency transactions are included in the Company’s Consolidated Statements of Operations under the caption “Other non-operating expense (income), net” whereas translation adjustments are reflected in the Consolidated Statements of Comprehensive Income (Loss) under the caption “Foreign currency translation adjustment.”

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash, cash equivalents and accounts receivables. The Company is exposed to credit risk and liquidity risk in the event of default by the financial institutions or issuers of investments in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.

Accounts receivable are unsecured and represent amounts due based on contractual obligations of customers. The Company’s three largest individual customers accounted for approximately 42% of its gross sales in the aggregate for the year ended December 31, 2019, or individually 11%, 20% and 11%, compared to 13%, 19% and 11% in  2018  and  16%, 14% and 13% in  2017. In addition, these three customers accounted for 33%, 29% and 9% of accounts receivable as of December 31, 2019 and 30%, 29% and 18% as of December 31, 2018.

Concentrations of credit risk with respect to accounts receivable are mitigated by performing ongoing credit evaluations of customers to assess the probability of collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, limiting the credit extended, and review of the invoicing terms of the contract. In addition, the Company has credit insurance in place through a third-party insurer against defaults by certain other domestic and international customers, subject to policy limits. The Company generally does not require customers to provide collateral to support accounts receivable. The Company has recorded an allowance for doubtful accounts for those receivables that were determined not to be collectible.

Foreign cash balances at December 31, 2019 and 2018 were $5.9 million and $5.2 million, respectively.

Segment Information

The company operates in a single reportable segment and two reporting unit structure. The entire business is managed by a single management team whose chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment. A goodwill impairment will be measured by the amount by which a reporting unit’s carrying value exceeds its fair value, with the amount of impairment not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, and must be adopted on a prospective basis. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which amends ASC Topic 740 by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The pronouncement is effective for fiscal years beginning after December 15, 2020, or for any interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

Note 2. Acquisitions

ROCCAT

On May 31, 2019, the Company completed its acquisition of the business and assets of ROCCAT, a provider of gaming keyboards, mice and other accessories for a purchase price of approximately $12.7 million and up to $3.4 million in potential earn-outs based on revenues for the years ending December 31, 2019 and 2020, as provided in the asset purchase agreement. The purchase price was paid in cash at closing and was funded by the Company’s cash reserves and additional borrowings under its credit facility. In addition, business transaction costs incurred in connection with the acquisition of  $3.5 million for the year ended December 31, 2019 were recorded as a component of “General and administrative” expenses in the Condensed Consolidated Statements of Operations.

The preliminary ROCCAT purchase price allocation as of May 31, 2019 is shown in the following table:

(In thousands)	Amount
Receivables	$1,257
Inventories	6,986
Property and equipment	1,110
Intangible assets	5,589
Other long-term assets	461
Accounts payable	(5,510)
Accrued and other current liabilities	(3,821)
Contingent consideration	(1,592)
Other non-current liabilities	(328)
Total identifiable net assets	4,152
Goodwill	8,515
Total consideration	$12,667

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

The goodwill from the acquisition of ROCCAT, which is fully deductible for tax purposes, consists largely of synergies and economies of scale expected from combining the operations of ROCCAT and the Company’s existing business.

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

ROCCAT acquisition:

(In thousands)	Life	Amount
Customer relationships	7 Years	$2,119
Tradenames	10 Years	2,686
Developed technology	7 Years	784
Total		$5,589

For the year ended December 31, 2019, ROCCAT had revenue of $14.4 million. The Company is are unable to provide the results of operations attributable to ROCCAT as those operations were substantially integrated into our legacy business.

The Company has not presented combined pro forma financial information of the Company and the pre-acquisition ROCCAT business because the results of operations of the acquired business are considered immaterial.

In connection with the $1.6 million fair value of the potential $3.4 million earn-outs, for the year ended December 31, 2019, the fair value of the contingent consideration decreased $0.5 million primarily as a result of the revenues not achieving the stated threshold in the asset purchase agreement.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of December 31, 2019 and 2018, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted, and the only outstanding financial assets and liabilities recorded at fair value on a recurring basis were the wholly-funded warrants reported as a financial instrument obligation.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$8,249	$8,249	$7,078	$7,078
Revolving credit facility	$15,655	$15,655	$37,385	$37,385
Financial instrument obligation	$—	$—	$7,848	$7,848
Contingent consideration liabilities	$1,121	$1,121	$—	$—

Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying value of the Credit Facility equals fair value as the stated interest rate approximates market rates currently available to the Company, which is considered a Level 2 input. The Company values contingent consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows.

The liability-classified warrants reported as a financial instrument obligation were classified within Level 3 because the Company used a Black-Scholes pricing model to estimate the fair value based on inputs that were not observable in any market.

Note 4. Allowance for Sales Returns

The following table provides the changes in the Company’s sales return reserve, which is classified as a reduction of accounts receivable:

	Year ended December 31,
	2019	2018	2017
	in thousands
Balance, beginning of period	$9,212	$5,533	$4,591
Reserve accrual	16,866	21,340	10,457
Recoveries and deductions, net	(17,263)	(17,661)	(9,515)
Balance, end of period	$8,815	$9,212	$5,533

Note 5. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	December 31, 2019	December 31, 2018
	(in thousands)
Raw materials	$1,288	$1,410
Finished goods	44,423	48,062
Total inventories	$45,711	$49,472

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31, 2019	December 31, 2018
	(in thousands)
Machinery and equipment	$1,783	$1,616
Software and software development	439	306
Furniture and fixtures	601	535
Tooling	5,340	3,925
Leasehold improvements	1,326	1,325
Demonstration units and convention booths	12,051	11,659
Total property and equipment, gross	21,540	19,366
Less: accumulated depreciation and amortization	(17,578)	(13,510)
Total property and equipment, net	$3,962	$5,856

Depreciation and amortization expense on property and equipment for the years ended December 31, 2019, 2018 and 2017 was $4.6 million, $4.0 million and $4.1 million, respectively.

Other Current Liabilities

Other current liabilities consist of the following:

	December 31, 2019	December 31, 2018
	(in thousands)
Accrued customer fees	$3,147	$570
Accrued royalty	3,880	4,069
Accrued employee expenses	3,674	4,570
Accrued marketing	3,695	1,692
Foreign tax liability	2,504	1,311
Accrued expenses	9,522	6,276
Total other current liabilities	$26,422	$18,488

Other non-operating expense (income), net

Other non-operating expense (income), net consists of the following:

	Year Ended
	December 31,
	2019	2018	2017
	(in thousands)
Unrealized loss (gain) on financial instrument obligation	$(1,601)	$5,291	$—
Change in fair value of contingent consideration	(471)	—	—
Loss on debt extinguishment	—	1,572	—
Other non-operating expense (income)	(137)	916	(463)
Total other non-operating expense (income),net	$(2,209)	$7,779	$(463)

Note 6. Goodwill and Other Intangible Assets

Acquired Intangible Assets

Acquired identifiable intangible assets, and related accumulated amortization, as of December 31, 2019 and 2018 consist of:

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$7,915	$5,024	$2,891
Tradenames	2,686	157	2,529
Developed technology	784	65	719
Foreign currency	(1,004)	(876)	(128)
Total Intangible Assets	$10,381	$4,370	$6,011

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$5,796	$4,539	$1,257
Foreign currency	(1,158)	(937)	(221)
Total Intangible Assets	$4,638	$3,602	$1,036

In connection with the October 2012 acquisition of TB Europe, the acquired intangible asset related to customer relationships is being amortized over an estimated useful life of thirteen years with the amortization being included within sales and marketing expense.

Amortization expense related to definite lived intangible assets was $0.6 million, $0.3 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2020	$942
2021	901
2022	866
2023	837
2024	813
Thereafter	1,780
Total	$6,139

Changes in the carrying values of goodwill for twelve months ended December 31, 2019 are as follows:

(in thousands)
Balance as of January 1, 2019	$—
ROCCAT Acquisition	8,515
Balance as of December 31, 2019	$8,515

Note 7. Credit Facilities and Long-Term Debt

	December 31, 2019	December 31, 2018
	(in thousands)
Revolving credit facility, maturing March 2024	$15,655	$37,385

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.9 million, $4.3 million and $5.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Amortization of deferred financing costs was $0.2 million, $1.1 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. In connection with the Company’s amendment and restatement of its Credit Facility (as noted below), the Company incurred $0.6 million of financing costs that have been deferred, added to the then remaining unamortized financing costs and will be recognized over the term of the respective agreement.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans, 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans and 2.00% and 2.75% for the FILO Loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees. As of December 31, 2019, interest rates for outstanding borrowings were 5.25% for base rate loans and 3.13% for LIBOR rate loans.

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

As of December 31, 2019, the Company was in compliance with all the financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $32.2 million.

Note 8. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended

	2019	2018	2017
	(in thousands)
Federal:
Current	$230	$423	$227
Deferred	(5,910)	—	—
Total Federal	(5,680)	423	227
State and Local:
Current	114	300	185
Deferred	(1,529)	—	—
Total State and Local	(1,415)	300	185
Foreign
Current	897	378	—
Deferred	(39)	636	181
Total Foreign	858	1,014	181
Total	$(6,237)	$1,737	$593

The reconciliation between the provision (benefit) for income taxes and the expected provision (benefit) for income taxes at the U.S. federal statutory rate is as follows:

	Year Ended
	December 31,
	2019	2018	2017
	(in thousands)
U.S. Operations	$8,030	$37,466	$(3,722)
Foreign Operations	3,677	3,461	1,067
Income (loss) before income taxes	11,707	40,927	(2,655)
Federal statutory rate	21%	21%	35%
Provision for income taxes at federal statutory rate	2,458	8,595	(929)
State taxes, net of federal benefit	989	594	157
Foreign tax rate differential	(33)	(50)	(92)
Change in valuation allowance	(10,112)	(8,497)	(10,043)
Change in tax rate	—	—	10,526
Interest on Series B redeemable preferred stock	—	105	504
Unrealized loss (gain) on financial instrument obligation	(336)	1,111	—
Subpart F Income	—	—	502
Excess tax benefit recognized	(44)	(1,175)	(782)
Foreign tax credit	—	(358)	—
Global intangible low taxed income	637	456	—
Prior year adjustment	429	—	241
Change in unrecognized tax benefits	(715)	634	(27)
Nondeductible compensation	402	136	—
Other	88	186	536
Provision (benefit) for income taxes	$(6,237)	$1,737	$593

The income tax provision (benefit) reflects the current and deferred tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) made broad changes to the U.S. tax code. The changes include, but are not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, introducing bonus depreciation that will allow for full expensing of qualified property, eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized. Consequently, we have re-measured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Tax Act also requires a deemed repatriation of foreign earnings and profits. As such, the Company reported a deemed repatriation of foreign earnings totaling $0.5 million as of December 31, 2017 related to its European subsidiary. The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside the United States and the current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The tax effects of significant items comprising the Company’s deferred tax assets/(liabilities) are as follows:

	December 31, 2019	December 31, 2018
	(in thousands)
Allowance for doubtful accounts	$34	$39
Inventories	720	758
Employee benefits	2,048	2,304
Net operating loss	3,272	5,870
Sales reserves	1,644	1,920
Unrecognized tax benefits	387	521
Depreciation and amortization	182	(512)
Intangible assets	(140)	(176)
Other	32	94
	8,179	10,818
Valuation allowance	(893)	(11,005)
Net deferred tax assets (liabilities)	$7,286	$(187)

At December 31, 2019, the Company has $7.0 million of federal net operating loss carryforwards and $20.8 million of state net operating loss carryforwards, which will begin to expire in 2029. In October 2018, as a result of certain trading activity in the Company's common stock, the change of ownership provisions of Internal Revenue Code Section 382 (“Section 382”) were triggered. Based on the Section 382 limitation, the Company was not able to utilize its net operating losses to fully offset its taxable income in 2018.  The Company believes, based on the estimated Section 382 limitation and the net operating loss carryforward period, that the pre-ownership change net operating losses will be fully utilized in future years if the Company generates sufficient taxable income.

The realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. During 2015, as a result of cumulative losses in prior years primarily due to incremental costs associated with the console transition, acquisition costs and initial investments in the HyperSound business, the Company concluded that a full valuation allowance was required on its net domestic deferred tax assets. During the fourth quarter of 2019, the Company concluded that it was more likely than not that the deferred tax assets would be realized. This conclusion was based on the recent profitability in 2019 and 2018, including the previous winddown of a business that was the cause of significant losses in previous years. For the year ended December 31, 2019, the Company reported a change in the valuation allowance for deferred tax assets of $10.1 million. The Company continues to maintain a valuation allowance on certain state net operating losses as it is not more likely than not that the losses in those specific jurisdictions will be realized.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31, 2019	December 31, 2018
	(in thousands)
Gross unrecognized tax benefit, beginning of period	$1,695	$1,468
Additions based on tax positions related to the current year	213	227
Settlements related to tax positions in a prior period	(376)	—
Decreases based on tax positions in a prior period	(293)	—
Gross unrecognized tax benefit, end of period	$1,239	$1,695

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establishes tax reserves for uncertain tax positions that do not meet this threshold. The Company has settled uncertain tax positions in certain jurisdictions, which resulted in a decrease in amounts based on tax positions in prior periods of approximately $0.7 million for the year ended December 31, 2019. To the extent the remaining unrecognized tax benefits of approximately $1.2 million at December 31, 2019, are ultimately recognized, such recognition will impact the Company’s effective tax rate in future periods.  The Company is currently in discussions with certain additional jurisdictions regarding uncertain tax positions and based on those discussions estimates that the amounts based on tax positions in prior periods will potentially decrease by $0.1 million within the next twelve months. Interest and penalties associated with income tax matters are included in the provision for income taxes. As of December 31, 2019, the Company had uncertain tax positions of $1.9 million, inclusive of $0.7 million of interest and penalties.

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

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. Below is a summary of the filing jurisdictions and open tax years:

Open Years
U.S. Federal	2016 - 2018
California	2015 - 2018
New Jersey	2015 - 2018
New York	2016 - 2018
Pennsylvania	2016 - 2018
Texas	2015 - 2018
United Kingdom	2016 - 2018

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

On February 18, 2015, Dr. John Bonanno (“Dr. Bonanno”), the original holder of the Series B Preferred Stock, filed a complaint in Delaware Chancery Court alleging breach of contract. According to the complaint, the merger between VTBH and Turtle Beach purportedly triggered a contractual obligation for VTBH to redeem Dr. Bonanno’s stock. Dr. Bonanno requested a declaratory judgment stating that he was entitled to damages, including a redemption of his stock valued at $15.1 million (equal to the original issue price of his stock plus accrued dividends) as well as other costs and expenses.

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

Under the initial terms of the warrants, the holders had the right to receive, at their option, a cash payment for the remaining unexercised portion of the warrants upon the Company consummating a Fundamental Transaction (as defined in the warrant agreement, and including any merger, consolidation, sale or other reorganization event in which its common stock is converted into or exchanged for securities, cash or other property). If so elected by the warrant holders, the cash payment would have been based on a Black-Scholes pricing model and would have been made upon the consummation of a Fundamental Transaction or during the ensuing 30-day period thereafter. As a result of these terms regarding the possible future cash payment, the Company accounted for the warrants issued in connection with the retirement of the Series B Preferred Stock as a financial instrument obligation that is marked to market each period, with subsequent changes in fair value reported in earnings. The fair value of the warrants upon issuance and at December 31, 2018, was $2.6 million and $7.8 million, respectively. On March 20, 2019, the Company amended the terms of the warrant agreement so that the value of the warrant no longer have to be adjusted to fair value. See Note 11. Stock-Based Compensation for further discussion.

For the year ended December 31, 2019 and December 31, 2018, respectively, the company recognized an unrealized gain of $1.6 million and unrealized loss of $5.3 million on the warrants that is included in “Other non-operating expense (income), net” in the Consolidated Statement of Operations.

For the year ended December 31, 2019, the Company recognized no interest expense on the Series B Preferred Stock.  For the years ended December 31, 2018 and 2017, the Company recognized $0.5 million and $1.4 million, respectively. There were no dividends declared during the years ended December 31, 2019, 2018 and 2017.

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

Note 10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Year Ended
	December 31,
	2019	2018	2017
	(in thousands, except per-share data)
Net income (loss)	$17,944	$39,190	$(3,248)
Unrealized gain on financial instrument obligation	(1,601)	—	—
Net income (loss) - diluted	$16,343	$39,190	$(3,248)

Weighted average common shares outstanding — Basic	14,483	13,512	12,336
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	19	31	—
Dilutive effect of stock options	432	565	—
Dilutive effect of warrants	754	181	—
Weighted average common shares outstanding — Diluted	15,688	14,289	12,336
Net income (loss) per share:
Basic	$1.24	$2.90	$(0.26)
Diluted	$1.04	$2.74	$(0.26)

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

	Year Ended
	December 31,
	2019	2018	2017
	(in thousands)
Stock options	480	86	1,589
Warrants	—	377	765
Unvested restricted stock awards	194	107	36
Total	674	570	2,390

Note 11. Equity and Stock-Based Compensation

Stock Repurchase Activity

On April 9, 2019, the Company’s board of directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. During the year ended December 31, 2019, the Company repurchased 0.3 million shares of its common stock for a total cost of $2.5 million.

Stock-Based Compensation

On October 30, 2013, the Board of Directors adopted, and on December 27, 2013, the stockholders approved, the 2013 Stock-Based Incentive Compensation Plan (the “2013 Plan”), that became effective upon consummation of the Merger on January 15, 2014 and was subsequently amended at our 2019 Annual Meeting. Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders.  In addition, members of our Board of Directors participate in our stock-based compensation program in connection with their service on our board.

Stock option awards outstanding under the 2013 Plan are time-based and granted at exercise prices which are equal to the market value of the Company’s common stock on the grant date and expire no later than ten years from the date of grant, but only to the extent they have vested. The options generally vest as specified in the option agreements subject, in some instances, to acceleration in certain circumstances. The restrictions on restricted stock generally lapse over a three-year period from the date of the grant. In the event a participant terminates employment with the Company, any vested stock options and any restricted stock still subject to restrictions are generally forfeited if they are not exercised within 90 days.

The following table presents the stock activity and the total number of shares available for grant as of December 31, 2019:

(in thousands)
Balance at December 31, 2018	1,201
Plan amendment	1,440
Options granted	(627)
Restricted stock granted	(292)
Forfeited/Expired shares added back	55
Balance at December 31, 2019	1,777

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company's stock-based awards, was comprised as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Cost of revenue	$150	$289	$(66)
Selling and marketing	691	186	100
Research and development	417	136	232
General and administrative	2,300	1,266	1,164
Total stock-based compensation	$3,558	$1,877	$1,430

Forfeitures on option grants are estimated at 10% based on evaluation of historical and expected future turnover for non-executives and 0% for executives. Stock-based compensation expense was recorded net of estimated forfeitures, such that expense was recorded only for those stock-based awards that are expected to vest. The Company reviews this assumption periodically and will adjust it if it is not representative of future forfeiture data and trends within employee types (executive vs. non-executive).

In 2017, due to changes in the reporting of stock compensation, the Company’s previously unrecognized excess tax benefit related to the exercise of nonqualified stock options totaling $2.2 million was recognized as a deferred tax asset. The associated tax benefit recognized in the Consolidated Statements of Operations for the fiscal years ended December 31, 2019 and 2018 was approximately $0.1 million and $1.2 million, respectively.

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2018	1,654,729	$6.41	7.36	$14,374,572
Granted	626,636	11.45
Exercised	(88,927)	3.71
Forfeited	(49,513)	13.57
Outstanding at December 31, 2019	2,142,925	$7.83	7.13	$6,545,982
Vested and expected to vest at December 31, 2019	2,091,287	$7.82	7.09	$6,451,094
Exercisable at December 31, 2019	1,063,745	$6.54	5.48	$3,926,696

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercises was $0.6 million and $9.0 million for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, total unrecognized compensation cost related to non-vested stock options granted to employees was $3.5 million, which is expected to be recognized over a remaining weighted average vesting period of 2.7 years.

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

Expected term (in years)	6.1
Risk-free interest rate	1.5% - 2.7%
Expected volatility	38.0% - 48.2%
Dividend rate	0%

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

The weighted average grant date fair value of options granted during the three years ended December 31, 2019 was $4.71, $3.33, and $0.29, respectively. The total estimated fair value of employee options vested during the three years ended December 31, 2019 was $1.0 million, $0.7 million and $1.3 million, respectively.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2018	265,636	$19.29
Granted	292,423	11.51
Vested	(131,594)	15.80
Shares forfeited	(4,975)	12.10
Nonvested restricted stock at December 31, 2019	421,490	$15.06

As of December 31, 2019 total unrecognized compensation cost related to the nonvested restricted stock awards granted was $5.5 million, which is expected to be recognized over a remaining weighted average vesting period of 2.6 years.

Stock Warrants

In connection with certain subordinated notes, the Company issued warrants to purchase an aggregate 0.4 million shares and 0.3 million shares of the Company’s common stock at an exercise price of $10.16 and $8.00 per share, respectively, to SG VTB Holdings, LLC, all of which were settled through cashless exercises during the year ended December 31, 2019.

In connection with the retirement of the Series B Preferred Stock in April 2018, the Company issued wholly-funded warrants exercisable for an aggregate of 0.5 million shares of its common stock. Under the terms of the warrants, the holders had the right to receive, at their option, a cash payment for the remaining unexercised portion of the warrants upon the Company consummating a Fundamental Transaction (as defined in the warrant agreement, and including any merger, consolidation, sale or other reorganization event in which its common stock is converted into or exchanged for securities, cash or other property). If so elected by the warrant holders, the cash payment will be based on a Black-Scholes pricing model and will be made upon the consummation of a Fundamental Transaction or during the ensuing 30-day period thereafter. As a result of these terms regarding the possible future cash payment, the Company accounted for the warrants issued in connection with the retirement of the Series B Preferred Stock as a financial instrument obligation that is marked to market each period, with subsequent changes in fair value reported in earnings.

On March 30, 2019, the Company and the warrant holders entered into an amendment to the warrant agreement that revises the terms under which warrant holders may exercise their rights under a Fundamental Transaction. As a result of this amendment, the warrants are no longer accounted for as a financial instrument obligation and reported as a liability that is marked to market each period with changes in fair value reported in earnings. The warrants were marked to market through March 30, 2019, the execution date of the amendment, at which time the warrants are accounted for as an equity instrument. The fair value on that date of $6.2 million was reclassified to additional paid-in-capital. For the years ended December 31, 2019 and 2018, the Company recognized an unrealized gain of $1.6 million and unrealized loss of $5.3 million, respectively, on the warrants that is included in “Other non-operating expense (income), net” in the Condensed Consolidated Statement of Operations.

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

As of December 31, 2019 and 2018, 178,586 phantom units at a weighted-average exercise price of $3.72 have been granted and are outstanding. Because these phantom units are not exercisable or convertible into common shares, the share amounts and exercise prices were not subject to the exchange ratio provided by the Merger agreement. As of December 31, 2019, compensation expense related to the Appreciation Plan units remained unrecognized because a change in control of VTB, as defined in the plan, had not occurred and is not anticipated by the Company. In July 2015, the Appreciation Plan was terminated as to new grants, but vested phantom units remain in place.

Note 12. Segment Information

The company operates in a single reportable segment and two reporting unit structure. The entire business is managed by a single management team whose chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

The following table represents total net revenue based on where customers are physically located:

	Year Ended
	December 31,
	2019	2018	2017
	(in thousands)
North America	$166,748	$215,601	$103,159
United Kingdom	25,671	34,509	21,113
Europe	34,707	30,244	20,277
Other	7,537	7,083	4,586
Total net revenues	$234,663	$287,437	$149,135

The following table represents property and equipment, net based on physical location:

	Year Ended
	December 31,
	2019	2018
	(in thousands)
United States	$2,906	$5,705
International	1,056	151
Total	$3,962	$5,856

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

Shareholders Class Action: On August 5, 2013, VTBH and the Company (f/k/a Parametric Sound Corporation) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company. Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company’s Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada case denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. On September 14, 2017, a unanimous en banc panel of the Nevada Supreme Court granted defendants’ petition for writ of mandamus and ordered the trial court to dismiss the complaint but provided a limited basis upon which plaintiffs could seek to amend their complaint. Plaintiffs amended their complaint on December 1, 2017 to assert the same claims in a derivative capacity on behalf of the Company, as a well as in a direct capacity, against VTBH, Stripes Group, LLC, SG VTB Holdings, LLC, and the former members of the Company’s Board of Directors. All defendants moved to dismiss this amended complaint on January 2, 2018, and those motions were denied on March 13, 2018. Defendants petitioned the Nevada Supreme Court to reverse this ruling on April 18, 2018. On June 15, 2018, the Nevada Supreme Court denied defendants’ writ petition without prejudice. The district court subsequently entered a pretrial schedule and set trial for November 2019. On January 18, 2019, the district court certified a class of shareholders of the Company as of January 15, 2014. On October 11, 2019, the parties notified the District Court that they had reached a settlement that would resolve the pending action if ultimately approved by the Court. On January 13, 2020, the District Court preliminarily approved the settlement agreement between the plaintiffs and all Defendants.  A final approval hearing has been scheduled for May 18, 2020. All pending court dates and deadlines, including the trial date, have been stayed while the parties proceed with the settlement process.

Commercial Dispute: On July 20, 2016, Bigben Interactive S.A. (“BigBen”) filed a statement of claim before the Regional Court of Berlin, Germany against VTB, which statement of claim was formally serviced upon VTB on June 28, 2017. The statement of claim alleges that VTB’s termination of a distribution agreement by and between BigBen and VTB breached the terms thereof and was invalid, and that BigBen is entitled to damages amounting to €5.0 million plus accrued interest thereon plus certain additional damages as a result of such invalid termination. VTB filed its statement of defense with the court on September 21, 2017. On January 7, 2019, the Regional Court of Berlin issued its judgment on this dispute, dismissing BigBen’s claim in its entirety. On February 7, 2019, BigBen Interactive S.A. filed an appeal against the judgment of the Regional Court of Berlin on January 7, 2019 (the "Judgment"). On April 15, 2019, Big Ben provided the reasoning for its appeal against the Judgment. On June 21, 2019, VTB replied to the reasoning for the appeal. Upon Big Ben’s application, the Higher Regional Court of Berlin has reviewed the provisions of the Judgment specifically relating to preliminary enforceability of the Judgment in separate proceedings and before the appellate proceedings regarding the main part of the Judgment. On July 9, 2019, the Higher Regional Court of Berlin completely rejected Big Ben’s applications with regard to the suspension of the preliminary enforceability of the Judgment. On November 19, 2019, an oral hearing was held at the Higher Regional Court of Berlin on Big Ben’s appeal against the Judgement on January 7, 2019. A date for the next oral hearing at the Higher Regional Court of Berlin has not yet been scheduled.

Employment Litigation: On April 20, 2017, a former employee filed an action in the Superior Court for the County of San Diego, State of California.  The complaint alleges claims including wrongful termination, retaliation and various other provisions of the California Labor Code. The complaint seeks unspecified economic and non-economic losses, as well as allegedly unpaid wages, unreimbursed business expenses, statutory penalties, interest, punitive damages and attorneys’ fees.  The Company filed a cross-complaint against the former employee on May 25, 2017 for certain activities related to his employment with the Company. Discovery is closed and the case is set for trial on April 6, 2020 in San Diego County Superior Court.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2019 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in other current liabilities:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Warranty, beginning of period	$668	$472	$639
Warranty costs accrued	816	864	310
Settlements of warranty claims	(742)	(668)	(477)
Warranty, end of period	$742	$668	$472

Operating Leases – Right of Use Assets

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

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	December 31, 2019
		(in thousands)
Right-of-use assets	Other assets	$1,770

Lease liability obligations, current	Other current liabilities	$595
Lease liability obligations, noncurrent	Other liabilities	1,280
Total lease liability obligations		$1,875
Weighted-average remaining lease term (in years)		3.0
Weighted-average discount rate		3.75%

During the year ended December 31, 2019, the Company recognized approximately $1.0 million of lease costs in operating expenses and approximately $1.7 million of operating cash flows from operating leases.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of December 31, 2019

(in thousands)
2020	660
2021	581
2022	227
2023	103
2024	103
Thereafter	293
Total minimum payments	1,967
Less: Imputed interest	(92)
Total	$1,875

Note 14. Selected Quarterly Financial Data - Unaudited

Fiscal 2019	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net Revenue	$44,846	$41,330	$46,723	$101,764
Gross Margin	14,787	13,171	15,043	35,712
Net Income (Loss)	3,055	(2,373)	(3,124)	20,386
Earnings (Loss) Per Share
Basic	$0.21	$(0.16)	$(0.22)	$1.41
Diluted	$0.19	$(0.16)	$(0.22)	$1.29

Fiscal 2018	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net Revenue	$40,886	$60,805	$74,427	$111,319
Gross Margin	15,029	20,277	30,502	42,891
Net Income (Loss)	1,962	(2,318)	14,932	24,614
Earnings (Loss) Per Share
Basic	$0.16	$(0.17)	$1.07	$1.73
Diluted	$0.16	$(0.17)	$0.91	$1.33

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, we concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

At the conclusion of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of December 31, 2019.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, we concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

BDO USA, LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has also audited the Company’s internal control over financial reporting as of December 31, 2019 as stated in its report which appears following Item 9B of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Turtle Beach Corporation

San Diego, California

Opinion on Internal Control over Financial Reporting

We have audited Turtle Beach Corporation (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule (collectively referred to as “the financial statements”) and our report dated March 13, 2020 expressed an unqualified opinion thereon.

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
March 13, 2020

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2019 in connection with our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) or an amendment to this Report filed within the same time period (the “Amendment”), in either case, set forth under the captions “Election of Directors,” “Management Information,” “Corporate Governance” and “Delinquent Section 16(a) Reports.”

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

Item 11 - Executive Compensation

The information required by this Item is incorporated herein by reference to the information in our 2020 Proxy Statement or the Amendment set forth under captions “Corporate Governance,” and “Executive Compensation.”

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information in our 2020 Proxy Statement or the Amendment set forth under the captions “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information in our 2020 Proxy Statement or the Amendment set forth under the captions “Corporate Governance” and “Executive Compensation.”

Item 14 - Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information in our 2020 Proxy Statement or the Amendment set forth under the captions “Audit and Non-Audit Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	List of documents filed as part of this Annual Report:

1.	The following Consolidated Financial Statements of the Company are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm;

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2019, 2018 and 2017;

Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2019, 2018 and 2017;

Consolidated Balance Sheets as of December 31, 2019 and 2018;

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 2019, 2018 and 2017;

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2019, 2018 and 2017; and

Notes to the Consolidated Financial Statements.

2.	The following financial schedule and related report for the years 2019, 2018 and 2017 is submitted herewith:

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

3.2	Bylaws, as amended, of Turtle Beach Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K originally filed with the SEC on June 20, 2019).

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

4.7**	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934.

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

10.2†

Amended and Restated Turtle Beach Corporation 2013 Stock-Based Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q originally filed with the SEC on August 9, 2019).

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

10.5†

VTB Holdings, Inc. 2011 Phantom Equity Appreciation Plan (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014).

10.6†

Offer Letter, dated as of August 13, 2012, between Voyetra Turtle Beach, Inc. and Juergen Stark (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014).

10.7†

Stock Option Agreement, dated as of May 29, 2015, by and between the Company and Juergen Stark. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

10.8†

Offer Letter, dated as of September 16, 2013, by and between Voyetra Turtle Beach, Inc. and John Hanson. (Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014).

10.10^	ROCCAT Asset Purchase Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2019).

10.11†	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

21**	Subsidiaries of the Company.

23.1**	Consent of BDO USA, LLP.

31.1**	Certification of Juergen Stark, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of John T. Hanson, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

**	Filed herewith.
***	Furnished herewith.
†	Management contract or compensatory plan.
^	Portions of this exhibit (indicted by asterisks) have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURTLE BEACH CORPORATION

Date:	March 13, 2020	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 13, 2020	/s/ JUERGEN STARK
Juergen Stark, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	March 13, 2020	/s/ JOHN T. HANSON
John T. Hanson, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date:	March 13, 2020	/s/ WILLIAM E. KEITEL
William E. Keitel, Lead Independent Director

Date:	March 13, 2020	/s/ GREGORY BALLARD
Gregory Ballard, Director
Date:	March 13, 2020	/s/ KELLY THOMPSON
Kelly Thompson, Director

Date:	March 13, 2020	/s/ ANDREW WOLFE
Andrew Wolfe, Director

Turtle Beach Corporation

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2019, 2018 and 2017

Description	Balance - Begin	Additions	Deductions / Other	Balance - End
	(in thousands)
Year Ended December 31, 2019:
Allowance for sales returns	$9,212	$16,866	$(17,263)	$8,815
Allowance for cash discounts	13,892	18,935	$(16,848)	15,979
Allowance for doubtful accounts	167	6	$(27)	146
				$24,940
Year Ended December 31, 2018
Allowance for sales returns	$5,533	$21,340	$(17,661)	$9,212
Allowance for cash discounts	7,108	26,194	$(19,410)	13,892
Allowance for doubtful accounts	63	389	$(285)	167
				$23,271
Year Ended December 31, 2017:
Allowance for sales returns	$4,591	$10,457	$(9,515)	$5,533
Allowance for cash discounts	7,775	17,967	(18,634)	7,108
Allowance for doubtful accounts	136	49	(122)	63
				$12,704