Form 10-Q
period 2020-03-31
Turtle Beach Corp
filed 2020-05-07
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on April 30, 2020 was 14,572,756.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$8,733	$8,249
Accounts receivable, net	12,402	44,530
Inventories	39,291	45,711
Prepaid expenses and other current assets	5,172	4,057
Total Current Assets	65,598	102,547
Property and equipment, net	4,002	3,962
Deferred income taxes	9,316	7,439
Goodwill	8,515	8,515
Intangible assets, net	5,740	6,011
Other assets	2,563	2,877
Total Assets	$95,734	$131,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$301	$15,655
Accounts payable	11,503	22,511
Other current liabilities	20,786	26,422
Total Current Liabilities	32,590	64,588
Deferred income taxes	140	153
Other liabilities	3,021	3,223
Total Liabilities	35,751	67,964
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 14,506,140 and 14,488,152 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	15	14
Additional paid-in capital	177,745	176,776
Accumulated deficit	(117,074)	(113,519)
Accumulated other comprehensive income (loss)	(703)	116
Total Stockholders’ Equity	59,983	63,387
Total Liabilities and Stockholders’ Equity	$95,734	$131,351

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2020	2019
	(in thousands, except per-share data)
Net revenue	$35,007	$44,846
Cost of revenue	24,222	30,059
Gross profit	10,785	14,787
Operating expenses:
Selling and marketing	7,648	6,881
Research and development	2,427	1,456
General and administrative	5,723	4,649
Total operating expenses	15,798	12,986
Operating income (loss)	(5,013)	1,801
Interest expense	169	244
Other non-operating expense (income), net	197	(1,662)
Income (loss) before income tax	(5,379)	3,219
Income tax expense (benefit)	(1,824)	164
Net income (loss)	$(3,555)	$3,055

Net income (loss) per share
Basic	$(0.25)	$0.21
Diluted	$(0.25)	$0.09
Weighted average number of shares:
Basic	14,495	14,336
Diluted	14,495	16,260

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Net income (loss)	$(3,555)	$3,055
Other comprehensive income (loss):
Foreign currency translation adjustment	(819)	165
Other comprehensive income (loss)	(819)	165
Comprehensive income (loss)	$(4,374)	$3,220

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,555)	$3,055
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,033	1,040
Amortization of intangible assets	222	62
Amortization of debt financing costs	47	47
Stock-based compensation	999	522
Deferred income taxes	(1,891)	—
Provision for (reversal of) sales returns reserve	(2,553)	(2,532)
Provision for obsolete inventory	439	783
Unrealized loss (gain) on financial instrument obligation	—	(1,601)
Increase in fair value of contingent consideration	21	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	34,681	42,868
Inventories	5,981	4,210
Accounts payable	(11,192)	(4,493)
Prepaid expenses and other assets	(1,091)	(317)
Income taxes payable	(132)	132
Other liabilities	(5,483)	(2,814)
Net cash provided by operating activities	17,526	40,962
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(890)	(557)
Net cash used for investing activities	(890)	(557)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	48,426	48,119
Repayment of revolving credit facilities	(63,780)	(85,504)
Proceeds from exercise of stock options and warrants	18	23
Repurchase of common stock to satisfy employee tax withholding obligations	(48)	(101)
Net cash used for financing activities	(15,384)	(37,463)
Effect of exchange rate changes on cash and cash equivalents	(768)	136
Net increase in cash and cash equivalents	484	3,078
Cash and cash equivalents - beginning of period	8,249	7,078
Cash and cash equivalents - end of period	$8,733	$10,156

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$161	$268
Cash paid for income taxes	$175	$—
Reclassification of financial instrument obligation	$—	$6,248

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2019	14,488	$14	$176,776	$(113,519)	$116	$63,387
Net loss	—	—	—	(3,555)	—	(3,555)
Other comprehensive loss, net of tax	—	—	—	—	(819)	(819)
Issuance of restricted stock	19	1	—	—	—	1
Repurchase of common stock and retirement of related treasury shares	(7)	—	(48)	—	—	(48)
Stock options exercised	6	—	18	—	—	18
Stock-based compensation	—	—	999	—	—	999
Balance at March 31, 2020	14,506	$15	$177,745	$(117,074)	$(703)	$59,983

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2018	14,268	$14	$169,421	$(131,463)	$(476)	$37,496
Net income	—	—	—	3,055	—	3,055
Other comprehensive income, net of tax	—	—	—	—	165	165
Reclassification of financial instrument obligation	—	—	6,248	—	—	6,248
Issuance of restricted stock	12	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	(6)	—	(101)	—	—	(101)
Issuance of common stock upon exercise of warrants	295	—	—	—	—	—
Stock options exercised	6	—	23	—	—	23
Stock-based compensation	—	—	522	—	—	522
Balance at March 31, 2019	14,575	$14	$176,113	$(128,408)	$(311)	$47,408

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Background and Basis of Presentation

Organization

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in San Diego, California and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach® and ROCCAT® brands. Turtle Beach is a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices. ROCCAT is a gaming keyboards, mice and other accessories brand focused in the PC peripherals market.

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

The December 31, 2019 Condensed Consolidated Balance Sheet has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 13, 2020 (“Annual Report”).

These financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Annual Report that contains information useful to understanding the Company's businesses and financial statement presentations.

Use of estimates: The preparation of accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the consolidated financial statements in the period in which such changes occur. Future actual results could differ materially from these estimates. The novel coronavirus (“COVID-19”) pandemic has disrupted worldwide economic markets and the extent to which COVID-19 impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict. As of March 31, 2020, our liquidity and operations have not been significantly impacted. However, the Company will continue to monitor and assess the impact of the pandemic.

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

Recent Accounting Pronouncements

 In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment. A goodwill impairment will be measured by the amount by which a reporting unit’s carrying value exceeds its fair value, with the amount of impairment not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, and must be adopted on a prospective basis. The Company adopted the ASU prospectively on January 1, 2020, which did not have a material impact on the consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which amends ASC Topic 740 by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The pronouncement is effective for fiscal years beginning after December 15, 2020, or for any interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2020 and does not expect the adoption of this guidance to have a material impact on its financial statements.

Note 3. Acquisitions

ROCCAT

On May 31, 2019, the Company completed its acquisition of the business and assets of ROCCAT, a provider of gaming keyboards, mice and other accessories for a purchase price of approximately $12.7 million at the closing and up to $3.4 million in potential earn-outs based on revenues for the years ending December 31, 2019 and 2020, as provided in the asset purchase agreement. The purchase price was paid in cash at closing and was funded by the Company’s cash reserves and additional borrowings under its credit facility. In addition, business transaction costs incurred in connection with the acquisition totaled $3.9 million, of which $0.3 million was recorded as a component of “General and administrative” expenses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020.

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

For the three months ended March 31, 2020, revenue related to ROCCAT products was $4.3 million. The Company is unable to provide the results of operations attributable to ROCCAT as those operations were substantially integrated into our legacy business.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of March 31, 2020 and December 31, 2019, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted. The following is a summary of the carrying amounts and estimated fair values of our financial instruments at March 31, 2020 and December 31, 2019

	March 31, 2020		December 31, 2019
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$8,733	$8,733	$8,249	$8,249
Revolving credit facility	$301	$301	$15,655	$15,655
Contingent consideration liabilities	$1,142	$1,142	$1,121	$1,121

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

Note 5. Allowance for Sales Returns

The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Balance, beginning of period	$8,815	$9,212
Reserve accrual	2,651	2,621
Recoveries and deductions, net	(5,204)	(5,153)
Balance, end of period	$6,262	$6,680

Note 6. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Raw materials	$1,502	$1,288
Finished goods	37,789	44,423
Total inventories	$39,291	$45,711

Property and Equipment, net

Property and equipment, net, consists of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Machinery and equipment	$1,835	$1,783
Software and software development	446	439
Furniture and fixtures	992	601
Tooling	5,358	5,340
Leasehold improvements	1,324	1,326
Demonstration units and convention booths	12,652	12,051
Total property and equipment, gross	22,607	21,540
Less: accumulated depreciation and amortization	(18,605)	(17,578)
Total property and equipment, net	$4,002	$3,962

Other Current Liabilities

Other current liabilities consist of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Accrued customer fees	$2,787	$3,147
Accrued royalty	2,436	3,880
Accrued employee expenses	4,575	3,674
Accrued marketing	2,149	3,695
Foreign tax liability	1,340	2,504
Accrued expenses	7,499	9,522
Total other current liabilities	$20,786	$26,422

Other non-operating expense (income), net

Other non-operating expense (income), net consists of the following:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Unrealized gain on financial instrument obligation	$—	$(1,601)
Other non-operating expense (income)	176	(61)
Change in fair value of contingent consideration	21	—
Total other non-operating expense (income),net	$197	$(1,662)

Note 7. Goodwill and Other Intangible Assets

Acquired Intangible Assets

Acquired identifiable intangible assets, and related accumulated amortization, as of March 31, 2020 and December 31, 2019 consist of:

	March 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$7,915	$5,163	$2,752
Tradenames	2,686	224	2,462
Developed technology	784	93	691
Foreign currency	(1,282)	(1,118)	(165)
Total Intangible Assets	$10,103	$4,362	$5,740

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$7,915	$5,024	$2,891
Tradenames	$2,686	$157	$2,529
Developed technology	$784	$65	$719
Foreign currency	(1,004)	(876)	(128)
Total Intangible Assets	$10,381	$4,370	$6,011

In connection with the October 2012 acquisition of TB Europe, the acquired intangible assets related to customer relationships is being amortized over an estimated useful life of thirteen years with the amortization being included within sales and marketing expense.

In May 2019, the Company completed its acquisition of the business and assets of ROCCAT. The acquired intangible assets relating to developed technology, customer relationships and trade name are subject to amortization. Refer to Note 3, “Acquisitions” for additional information related to ROCCAT’s identifiable intangible assets.

Amortization expense related to definite lived intangible assets of $0.2 million was recognized for the three months ended March 31, 2020, and $0.1 million for the three months ended March 31, 2019.

As of March 31, 2020, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2020	$708
2021	901
2022	866
2023	837
2024	813
Thereafter	1,780
Total	$5,905

Note 8. Revolving Credit Facility and Long-Term Debt

	March 31, 2020	December 31, 2019
	(in thousands)
Revolving credit facility, maturing March 2024	$301	$15,655

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.2 million for both the three months ended March 31, 2020 and 2019.

Amortization of deferred financing costs was $47,000 for both the three months ended March 31, 2020 and 2019.

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

On May 31, 2019, the Company amended the Credit Facility to provide for, amongst other items, (i) the addition of TBC Holding Company LLC, a wholly-owned subsidiary of VTB, as an obligor and (ii) the ability to make investments in TB Germany GmbH, a wholly-owned subsidiary of TB Europe, of up to $4 million in connection with the acquisition of the business and assets of ROCCAT and up to an additional $4 million annually.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.00% to 2.75% for the FILO loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50% and letter of credit fees and agent fees. As of March 31, 2020, interest rates for outstanding borrowings were 3.75% for base rate loans and 3.00% for LIBOR rate loans.

The Company is subject to quarterly financial covenant testing if certain availability thresholds are not met or certain other events occur (as defined in the Credit Facility). At such times, the Credit Facility requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the last day of each fiscal quarter.

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

As of March 31, 2020, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $21.4 million.

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

The following table presents the Company’s income tax expense and effective income tax rate:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Income tax expense (benefit)	$(1,824)	$164
Effective income tax rate	33.9%	5.1%

Income tax benefit for the three months ended March 31, 2020 was $1.8 million at an effective tax rate of 33.9%, compared to income tax expense of $0.2 million at an effective tax rate of 5.1% for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 was primarily impacted by permanent items including global intangible low taxed income and executive compensation and, certain state tax expense.

The Company is subject to income taxes domestically and in various foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of March 31, 2020, the Company had uncertain tax positions of $2.2 million, inclusive of $0.7 million of interest and penalties.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2017 through 2018, and the state tax years open under the statute of limitations are 2015 through 2018.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in March 2020. The CARES Act includes several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. The CARES Act is not expected to have a material impact on the Company’s financial results.

Note 10. Stock-Based Compensation

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Cost of revenue	$58	$(125)
Selling and marketing	199	116
Research and development	125	74
General and administrative	617	457
Total stock-based compensation	$999	$522

The following table presents the stock activity and the total number of shares available for grant as of March 31, 2020:

(in thousands)
Balance at December 31, 2019	1,777
Options granted	(49)
Options cancelled	26
Restricted stock granted	(3)
Forfeited/Expired shares added back	4
Balance at March 31, 2020	1,755

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2019	2,142,925	$7.83	7.13	$6,545,982
Granted	49,350	5.55
Exercised	(5,707)	3.19
Forfeited	(26,190)	11.61
Outstanding at March 31, 2020	2,160,378	$7.75	6.92	$2,755,627
Vested and expected to vest at March 31, 2020	2,111,618	$7.76	6.88	$2,708,414
Exercisable at March 31, 2020	1,130,521	$6.50	5.36	$1,569,200

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

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $11,000 for the three months ended March 31, 2020.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are the assumptions for options granted during the three months ended March 31, 2020.

Expected term (in years)	6.1
Risk-free interest rate	0.7%- 1.4%
Expected volatility	50.1%- 51.3%
Dividend rate	0%

Each of these inputs is subjective and generally requires significant judgment to determine.

The weighted average grant date fair value of options granted during the three months ended March 31, 2020 was $2.69. The total estimated fair value of employee options vested during the three months ended March 31, 2020 was $0.2 million. As of March 31, 2020, total unrecognized compensation cost related to non-vested stock options granted to employees was $3.1 million, which is expected to be recognized over a remaining weighted average vesting period of 2.6 years.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2019	421,490	$15.06
Granted	3,175	—
Vested	(19,345)	23.65
Shares forfeited	(4,282)	12.10
Nonvested restricted stock at March 31, 2020	401,038	$14.56

As of March 31, 2020, total unrecognized compensation costs related to the nonvested restricted stock awards was $4.8 million, which will be recognized over a remaining weighted average vesting period of 2.4 years.

Note 11. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands, except per-share data)
Net income (loss)	$(3,555)	$3,055
Unrealized gain on financial instrument obligation	—	(1,601)
Net income (loss) - diluted	$(3,555)	$1,454

Weighted average common shares outstanding — Basic	14,495	14,336
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	—	55
Dilutive effect of stock options	—	1,053
Dilutive effect of warrants	—	816
Weighted average common shares outstanding — Diluted	14,495	16,260
Net income (loss) per share:
Basic	$(0.25)	$0.21
Diluted	$(0.25)	$0.09

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

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Stock options	2,147	145
Warrants	550	—
Unvested restricted stock awards	406	201
Total	3,103	346

Note 12. Segment Information

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
North America	$27,020	$35,107
United Kingdom	1,447	4,312
Europe	4,550	4,192
Other	1,990	1,235
Total net revenues	$35,007	$44,846

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

Commercial Dispute: On July 20, 2016, Bigben Interactive S.A. (“BigBen”) filed a statement of claim before the Regional Court of Berlin, Germany against VTB, which statement of claim was formally serviced upon VTB on June 28, 2017.  The statement of claim alleges that VTB’s termination of a distribution agreement by and between BigBen and VTB breached the terms thereof and was invalid, and that BigBen is entitled to damages amounting to €5.0 million plus accrued interest thereon plus certain additional damages as a result of such invalid termination. VTB filed its statement of defense with the court on September 21, 2017. On January 7, 2019, the Regional Court of Berlin issued its judgment on this dispute, dismissing BigBen’s claim in its entirety. On February 7, 2019, BigBen Interactive S.A. filed an appeal against the judgment of the Regional Court of Berlin on January 7, 2019 (the "Judgment"). On April 15, 2019, Big Ben provided the reasoning for its appeal against the Judgment. On June 21, 2019, VTB replied to the reasoning for the appeal. Upon Big Ben’s application, the Higher Regional Court of Berlin has reviewed the provisions of the Judgment specifically relating to preliminary enforceability of the Judgment in separate proceedings and before the appellate proceedings regarding the main part of the Judgment. On July 9, 2019, the Higher Regional Court of Berlin completely rejected Big Ben’s applications with regard to the suspension of the preliminary enforceability of the Judgment. On November 19, 2019, an oral hearing was held at the Higher Regional Court of Berlin on Big Ben’s appeal against the Judgement on January 7, 2019. The next oral hearing at the Higher Regional Court of Berlin is scheduled for June 5, 2020.

Employment Litigation: On April 20, 2017, a former employee filed an action in the Superior Court for the County of San Diego, State of

California. The complaint alleges claims including wrongful termination, retaliation and various other provisions of the California Labor Code.

The complaint seeks unspecified economic and non-economic losses, as well as allegedly unpaid wages, unreimbursed business expenses, statutory penalties, interest, punitive damages and attorneys’ fees. The Company filed a cross-complaint against the former employee on May

25, 2017 for certain activities related to his employment with the Company. Discovery is closed and the case was set for trial on April 6, 2020 in San Diego County Superior Court. Due to the COVID-19 outbreak, the April 6, 2020 trial date was vacated, and a new trial date will be set.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at March 31, 2020 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranty reserve, which are included in accrued liabilities:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Warranty, beginning of period	$743	$668
Warranty costs accrued	146	243
Settlements of warranty claims	(177)	(207)
Warranty, end of period	$712	$704

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

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	March 31, 2020
		(in thousands)
Right-of-use assets	Other assets	$1,577

Lease liability obligations, current	Other current liabilities	$540
Lease liability obligations, noncurrent	Other liabilities	1,079
Total lease liability obligations		$1,619
Weighted-average remaining lease term (in years)		2.9
Weighted-average discount rate		3.75%

During the three months ended March 31, 2020, the Company recognized approximately $0.3 million of lease costs in operating expenses and approximately $0.2 million of operating cash flows from operating leases.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of March 31, 2020, are as follows:

(in thousands)
2020	$491
2021	575
2022	220
2023	97
2024	97
Thereafter	275
Total minimum payments	1,755
Less: Imputed interest	(136)
Total	$1,619

Note 14. Subsequent Events

On May 5, 2020, Jöllenbeck GmbH and First Wise Media GmbH, two of our distributors and affiliates of the sellers of the ROCCAT business, submitted a bankruptcy filing in Germany.  We do not believe this will have a material impact on our financial condition as we believe that the Company has a right to recover from the sellers under the ROCCAT asset purchase agreement to the extent such distributors fail to pay accounts receivable due to the Company.  We will continue to monitor the situation and our conclusion on the collectability of any outstanding balances may change in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2020 (the "Annual Report.")

This Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions or negatives thereof. Caution should be taken not to place undue reliance on any such forward-looking statements because they involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements. Forward-looking statements are based on the beliefs, as well as assumptions made by, and information currently available to, the Company's management and are made only as of the date hereof. The Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties, including those described elsewhere in this Quarterly Report on Form 10-Q (including the effects related to the coronavirus (COVID-19) pandemic) that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections.

Business Overview

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in San Diego, California and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach® and ROCCAT® brands. Turtle Beach is a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices. ROCCAT is a gaming keyboards, mice and other accessories brand focused in the PC peripherals market.

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

Xbox and PlayStation® consoles are still the dominant gaming platforms in North America and Europe, however, Nintendo’s Switch™

console continues to perform well three years into its lifecycle. In addition to consoles, personal computers are a popular gaming platform where players utilize a similar style headset. Gaming on mobile/tablet devices represents about a third of the global gaming market, and while headsets can be used for mobile gaming, console and PC gaming are by far the largest drivers of gaming headset use.

Historically, Microsoft and Sony have gone through cycles where their respective console platform is changed significantly or updated to a new version. When Microsoft and Sony launched Pro versions of their existing console platforms in 2016 and 2017, respectively, that did not result in the same levels of disruption as previous cycles in the gaming headset business. Turtle Beach believes this is a good indication that any potential future console transitions will not be as disruptive. In 2019, Microsoft and Sony confirmed plans to release their next generation consoles, Xbox Series X and PlayStation®5, respectively, in late 2020. Further, industry guidance suggests that with the launch of the new systems, and continued sales of the current consoles, combined console hardware sales will drive market growth in 2021 and 2022.

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

Destiny, Star Wars: Battlefront, Battlefield, Grand Theft Auto, and battle royale games like Fortnite, Apex Legends and PlayerUnknown’s

Battlegrounds, are examples of major franchises that prominently feature online multiplayer modes which encourage communication and tend to drive increased gaming headset sales. Many of these established franchises launch new titles annually leading into the holidays and as a result, the gaming headset business tends to be highly seasonal, often with approximately 36%- 43% of retail sell through occurring primarily in the fourth quarter.

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

PC gaming mice come in a variety of different ergonomic shapes and sizes, are available in both wired and wireless models, offer options for different sensors (optical and laser) and responsiveness, and often feature integrated RGB lighting and software to unify with the lighting on other devices for a visually pleasing PC gaming appearance. Similarly, PC gaming keyboards deliver a competitive advantage by registering keystrokes faster than others, offer options for mechanical key switches that feel and sound different, and utilize customizable lighting. The $2.8 billion market for PC gaming headsets, mice and keyboards grew at 6% in 2019 and is forecasted to grow by another 7% in 2020 to almost $3.0 billion.

COVID-19 Outlook

The effects of the global pandemic and the measures being taken in response are uncertain and difficult to predict. As a result of government mandated stay-at-home orders, the Company’s March and April 2020 revenues have exceeded historical levels as the overall gaming and headset markets have experienced an unprecedented surge in demand. However, the risk of a global economic recession may adversely impact the long-term demand and/or pricing for our products, constrain retail sales of our products, constrain supply of our products, or delay the launch or supply at launch of the next generation Xbox and PlayStation consoles.

Key Performance Indicators and Non-GAAP Measures

Management routinely reviews key performance indicators including revenue, operating income and margins, and earnings per share, among others. In addition, we believe certain other measures provide useful information to management and investors about us and our financial condition and results of operations for the following reasons: (i) they are measures used by our board of directors and management team to evaluate our operating performance; (ii) they are measures used by our management team to make day-to-day operating decisions; (iii) the adjustments made are often viewed as either non-recurring or not reflective of ongoing financial performance or have no cash impact on operations; and (iv) they are used by securities analysts, investors and other interested parties as a common operating performance measure to compare results across companies in our industry by adjusting for potential differences caused by variations in capital structures (affecting relative interest expense), and the age and book value of facilities and equipment (affecting relative depreciation and amortization expense). These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and, given the limitations of these metrics as analytical tools, should not be considered a substitute for gross profit, gross margins, net income (loss) or other consolidated income statement data as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicator

•

Adjusted EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation (non-cash) and certain special items that we believe are not representative of core operations.

•	Cash Margin is defined as gross margin excluding depreciation and amortization, and stock-based compensation.

Adjusted EBITDA (and a reconciliation to Net income, the nearest GAAP financial measure) for the three months ended March 31, 2020 and 2019, are as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net income (loss)	$(3,555)	$3,055
Interest expense	169	244
Depreciation and amortization	1,255	1,102
Stock-based compensation	999	522
Income tax expense (benefit)	(1,824)	164
Unrealized loss (gain) on financial instrument obligation	-	(1,601)
Change in fair value of contingent consideration	21	—
Business transaction expense	281	780
Adjusted EBITDA	$(2,654)	$4,266

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Net loss for the three months ended March 31, 2020 was $3.6 million, compared to net income of $3.1 million in the prior year period, inclusive of a $1.6 million unrealized financial instrument obligation gain.

For the three months ended March 31, 2020, Adjusted EBITDA was ($2.7) million compared to $4.3 million for the three months ended March 31, 2019, on lower revenue as consumer demand declined as a result of new console announcements. This revenue decline was partially offset by an acceleration at quarter-end due to state and local stay-at-home orders.

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net revenue	$35,007	$44,846
Cost of revenue	24,222	30,059
Gross profit	10,785	14,787
Operating expenses	15,798	12,986
Operating income (loss)	(5,013)	1,801
Interest expense	169	244
Other non-operating expense (income), net	197	(1,662)
Income (loss) before income tax	(5,379)	3,219
Income tax expense (benefit)	(1,824)	164
Net income (loss)	$(3,555)	$3,055

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net Revenue	$35,007	$44,846
Gross Profit	$10,785	$14,787
Gross Margin	30.8%	33.0%
Cash Margin (1)	32.7%	33.5%

(1) Excludes non-cash charges

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Net revenue for the three months ended March 31, 2020 was $35.0 million, a $9.8 million decrease from $44.8 million in the prior year period when retailers replenished stock on continued consumer battle royale driven demand. The overall market for console gaming accessories was disrupted by the announcements of new Xbox and PlayStation consoles for the first two months of 2020, before the market accelerated due to the pandemic-related stay-at-home orders in our major markets starting in March.

For the three months ended March 31, 2020, gross profit as a percentage of net revenue decreased to 30.8% from 33.0% in the comparable prior year period. Margins were negatively impacted primarily by the continued impact of tariffs and a decline in volume-based fixed cost leveraging, partially offset by favorable product mix.

Operating Expenses

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Selling and marketing	$7,648	$6,881
Research and development	2,427	1,456
General and administrative	5,723	4,649
Total operating expenses	$15,798	$12,986

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2020 totaled $7.6 million compared to $6.9 million for the three months ended March 31, 2019. This increase was primarily due to the inclusion of acquired ROCCAT-related headcount, volume-based direct sales related fees and digital marketing spend, partially offset by decreases in retail marketing initiatives and advertising display depreciation.

Research and Development

Research and development costs for the three months ended March 31, 2020 and 2019 were $2.4 million and $1.5 million, respectively. Such increases were primarily due to the inclusion of acquired ROCCAT-related product development costs and increased patent-related expenses.

General and Administrative

General and administrative expenses for the three months ended March 31, 2020 totaled $5.7 million compared to $4.6 million for the three months ended March 31, 2019. Excluding the acquisition integration costs of $0.3 million, the year-over-year increase was primarily due to the inclusion of acquired ROCCAT-related expenses and higher non-cash stock compensation expense.

Other Non-Operating Expense (Income)

Other non-operating loss totaled $0.2 million for the three months ended March 31, 2020 compared to other non-operating income of $1.7 million for the three months ended March 31, 2019, which included a $1.6 million unrealized gain related to the change in fair value of a financial instrument obligation.

Income Taxes

Income tax benefit for the three months ended March 31, 2020 was $1.8 million at an effective tax rate of 33.9%. Income tax expense for the three months ended March 31, 2019 was $0.2 million at an effective tax rate of 5.1%. The effective tax rate for the three months ended March 31, 2020 was primarily impacted by permanent items including global intangible low income taxed income and executive compensation, and certain state tax expense.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and availability under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows.

The following table summarizes our sources and uses of cash:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Cash and cash equivalents at beginning of period	$8,249	$7,078
Net cash provided by operating activities	17,526	40,962
Net cash used for investing activities	(890)	(557)
Net cash used for financing activities	(15,384)	(37,463)
Effect of foreign exchange on cash	(768)	136
Cash and cash equivalents at end of period	$8,733	$10,156

Operating activities

Cash provided by operating activities for the three months ended March 31, 2020 was $17.5 million, a decrease of $23.4 million as compared to $41.0 million for the three months ended March 31, 2019. The decrease is primarily the result of lower gross receipts, increased contract manufacture payments and incremental ROCCAT brand personnel and product development related costs.

Investing activities

Cash used for investing activities was $0.9 million for the three months ended March 31, 2020 compared to $0.6 million for the three months ended March 31, 2019, primarily due to additional advertising display and manufacturing investments.

Financing activities

Net cash used for financing activities was $15.4 million during the three months ended March 31, 2020 compared to $37.5 million during the three months ended March 31, 2019. Financing activities during the three months ended March 31, 2020 consisted of net repayments on our revolving credit facility of $15.4 million compared to net repayments of $37.4 million during the three months ended March 31, 2019.

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

Foreign cash balances at March 31, 2020 and December 31, 2019 were $2.2 million and $5.9 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.00% to 2.75% for the FILO loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50% and letter of credit fees and agent fees. As of March 31, 2020, interest rates for outstanding borrowings were 3.75% for base rate loans and 3.00% for LIBOR rate loans.

The Company is subject to quarterly financial covenant testing if certain availability thresholds are not met or certain other events occur (as defined in the Credit Facility). At such times, the Credit Facility requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the last day of each fiscal quarter.

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

As of March 31, 2020, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $21.4 million.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of March 31, 2020 and December 31, 2019, we did not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure primarily with respect to the British Pound. As of March 31, 2020 and December 31, 2019, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2020.

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

Risks Related to COVID-19

The effects of the COVID-19 outbreak could adversely affect our business, results of operations, and financial condition.

The effects of a public health crisis caused by the COVID-19 outbreak and the measures being taken in response are uncertain and difficult to predict, but may include:

•

A decrease in the long-term demand and/or pricing for our products, and a global economic recession that could further reduce demand and/or pricing for our products, resulting from actions taken by governments, businesses, and/or the general public in an effort to limit exposure to and spreading of such infectious diseases, such as travel restrictions, quarantines, and business shutdowns or slowdowns;

•	Negative impacts to our operations, including reductions in efficiency and productivity and increased costs resulting from efforts to mitigate the impact of COVID-19;

•	Negative impacts on our results of operations could have an adverse effect on our ability to realize deferred tax assets;

•

Deterioration of worldwide credit and financial markets that could limit our ability to obtain financing, result in losses due to failures of financial institutions and other parties, and cause a higher rate of losses on our accounts receivables due to defaults and bankruptcies;

•

Deterioration of the financial condition or liquidity, or interruptions to the operations, of our customers, including retailers and distributions, could adversely affect the distribution, availability and sales of our products;

•

Disruptions to our supply chain in connection with the sourcing and transportation of materials and services from geographic areas that have been impacted by COVID-19 and by efforts to contain the spread of COVID-19; and

•	Disruptions in foot traffic to our retailers in connection with retailer shutdowns or slowdowns could disrupt retail customer awareness and demand for our products.

The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our employees, suppliers, manufactures, distributors, retailers, third-party service providers, and/or customers.

These effects, alone or taken together, could have a material adverse effect on our business, results of operations or financial condition. A sustained or prolonged outbreak could exacerbate such adverse impact.

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

The U.S. government has altered its approach to international trade policy and in some cases renegotiated, or terminated, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, including the North American Free Trade Agreement (“NAFTA”). In addition, the U.S. government has initiated or is considering imposing tariffs on certain foreign goods, including consumer goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs, NAFTA or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses. The majority of our production occurs in foreign jurisdictions, including China, Taiwan and Vietnam and the majority of our products are currently not subject to tariffs.  While we are exploring a further shift to manufacturing partners in jurisdictions that are not subject to U.S. tariffs, delays related to such transitions or changes in the U.S. tariffs could have a negative impact on our results of operations and competitive position.

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

The outbreak of COVID-19 has led to work and travel restrictions globally which in turn has led to factory closures, interruptions in supply chains, increased regulation and workforce shortages. These issues and others, may make it difficult for our suppliers and manufacturers to source raw materials or components, manufacture finished goods and export our products. There may be significant and material disruptions to our supply chain and operations, and delays in the manufacture and shipment of our products, which may then have a material adverse effect on our results of operations.

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

The United Kingdom’s exit of the European Union may negatively impact our operations.

The changes to the trading relationship between the United Kingdom (U.K.) and European Union resulting from the U.K.’s exit from the European Union on January 31, 2020 (“Brexit”) will likely result in increased cost of goods imported into and exported from the U.K. and may decrease the profitability of our U.K. and other European operations. Additional currency volatility could result in a weaker British pound, which increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations. A weaker British pound versus the Euro and U.S. dollar also causes local currency results of our U.K. operations to be translated into fewer U.S. dollars during a reporting period.  The U.K. is currently in a transition period until December 31, 2020, when agreements regarding tariff , trade, regulatory and other aspects of the U.K.’s future relationship with the European Union and its member status are required to be finalized. Until such agreements are finalized, it is anticipated that there will be both political and economic uncertainty in the United Kingdom as well as the European Union.

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

•	public health issues (for example, an outbreak of a contagious disease such as COVID-19); and
•	natural disasters.

Any of these factors could reduce our net sales, decrease our gross margins, increase our expenses or reduce our profitability. Should we establish our own operations in international territories where we currently utilize a distributor, we will become subject to greater risks associated with operating outside of the United States.

The electronics industry in general has historically been characterized by a high degree of volatility and is subject to substantial and unpredictable variations resulting from changing business cycles. Our operating results will be subject to fluctuations based on general economic conditions, and in particular conditions that impact discretionary consumer spending. Downturns in the worldwide economy could adversely affect our business. For example, the health crisis caused by COVID-19 has caused a downturn in the worldwide economy and resulted in adverse economic conditions across the world. If these conditions continue, we could experience a reduction in demand for our products or a lengthening of consumer replacement schedules for our products. Reduced demand for these products could result in decreases in our average selling prices and product sales. A deterioration of current conditions in worldwide credit markets could limit our ability to obtain financing. A lack of available credit in financial markets may adversely affect the ability of our commercial customers to finance purchases and operations and could result in an absence of orders or spending for our products as well as create supplier disruptions. We are unable to predict the likely duration and severity of any adverse economic conditions and disruptions in financial markets and the effects they will have on our business and its financial condition. Difficult economic conditions may also result in a higher rate of losses on our accounts receivables due to defaults or bankruptcies. As a result, a downturn in the worldwide economy could have a material adverse effect on our business, results of operations, or financial condition.

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

We are licensed and approved by Microsoft to develop and sell Xbox One compatible audio products pursuant to a license agreement under which we have the right to manufacture (including through third party manufacturers), market and sell audio products for the Xbox One video game console. Our Xbox One headsets are dependent on this license and headsets for future Xbox consoles may also be dependent on this license. Microsoft has the right to terminate that license under certain circumstances set forth in the agreement. Should that license be terminated, our headset offerings may be limited, thereby significantly reducing our revenues. While Sony does not currently require a license for audio products to be compatible with PlayStation consoles, they could do so in the future.

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

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

On April 9, 2019, the Company’s board of directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. The following table summarizes, by month, the repurchases made during the three months ended March 31, 2020, under the repurchase program and in connection with shares repurchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
January 1- 31, 2020	—	$—	—	—
February 1- 29, 2020	6,651	$7.20	—	—
March 1- 31, 2020	—	$—	—	—
Total	6,651	$7.20	—

For the first quarter of 2020, we repurchased approximately $0.1 million of common shares related to employee transactions. These amounts represent common shares repurchased from employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, which is then remitted on behalf of the employee.

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

TURTLE BEACH CORPORATION

Date:	May 7, 2020	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)