Form 10-Q
period 2020-06-30
Turtle Beach Corp
filed 2020-08-06
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on July 31, 2020 was 14,594,759.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$21,206	$8,249
Accounts receivable, net	37,007	44,530
Inventories	44,953	45,711
Prepaid expenses and other current assets	10,233	4,057
Total Current Assets	113,399	102,547
Property and equipment, net	4,366	3,962
Deferred income taxes	6,664	7,439
Goodwill	8,178	8,515
Intangible assets, net	5,518	6,011
Other assets	2,370	2,877
Total Assets	$140,495	$131,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$—	$15,655
Accounts payable	41,694	22,511
Other current liabilities	26,331	26,422
Total Current Liabilities	68,025	64,588
Deferred income taxes	140	153
Other liabilities	2,869	3,223
Total Liabilities	71,034	67,964
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 14,594,731 and 14,488,182 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	15	14
Additional paid-in capital	179,132	176,776
Accumulated deficit	(108,870)	(113,519)
Accumulated other comprehensive income (loss)	(816)	116
Total Stockholders’ Equity	69,461	63,387
Total Liabilities and Stockholders’ Equity	$140,495	$131,351

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
	(in thousands, except per-share data)
Net revenue	$79,680	$41,330	$114,687	$86,176
Cost of revenue	50,453	28,159	74,675	58,218
Gross profit	29,227	13,171	40,012	27,958
Operating expenses:
Selling and marketing	9,559	7,550	17,207	14,431
Research and development	3,001	1,734	5,428	3,190
General and administrative	6,710	6,194	12,433	10,843
Total operating expenses	19,270	15,478	35,068	28,464
Operating income (loss)	9,957	(2,307)	4,944	(506)
Interest expense	83	111	252	355
Other non-operating expense (income), net	(1,616)	(70)	(1,419)	(1,732)
Income (loss) before income tax	11,490	(2,348)	6,111	871
Income tax expense	3,286	25	1,462	189
Net income (loss)	$8,204	$(2,373)	$4,649	$682

Net income (loss) per share
Basic	$0.56	$(0.16)	$0.32	$0.05
Diluted	$0.51	$(0.16)	$0.30	$(0.06)
Weighted average number of shares:
Basic	14,581	14,586	14,538	14,462
Diluted	16,229	14,586	15,363	15,699

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)
Net income (loss)	$8,204	$(2,373)	$4,649	$682
Other comprehensive income (loss):
Foreign currency translation adjustment	(113)	(158)	(932)	7
Other comprehensive income (loss)	(113)	(158)	(932)	7
Comprehensive income (loss)	$8,091	$(2,531)	$3,717	$689

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,649	$682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,061	2,180
Amortization of intangible assets	443	221
Amortization of debt financing costs	94	94
Stock-based compensation	2,405	1,525
Deferred income taxes	761	—
Reversal of sales returns reserve	(1,207)	(5,166)
Provision for obsolete inventory	1,493	1,602
Unrealized gain on financial instrument obligation	—	(1,601)
Increase in fair value of contingent consideration	335	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,730	40,979
Inventories	(734)	4,461
Accounts payable	19,020	(1,066)
Prepaid expenses and other assets	(6,124)	(950)
Income taxes payable	135	(405)
Other liabilities	(219)	(4,384)
Net cash provided by operating activities	31,842	38,172
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,303)	(1,007)
Acquisition of a business, net of cash acquired	-	(12,667)
Net cash used for investing activities	(2,303)	(13,674)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	48,426	99,453
Repayment of revolving credit facilities	(64,081)	(126,036)
Proceeds from exercise of stock options and warrants	59	94
Repurchase of common stock	-	(1,499)
Repurchase of common stock to satisfy employee tax withholding obligations	(108)	(145)
Net cash used for financing activities	(15,704)	(28,133)
Effect of exchange rate changes on cash and cash equivalents	(878)	3
Net increase in cash and cash equivalents	12,957	(3,632)
Cash and cash equivalents - beginning of period	8,249	7,078
Cash and cash equivalents - end of period	$21,206	$3,446

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$198	$308
Cash paid for income taxes	$44	$447
Reclassification of financial instrument obligation	$—	$6,248

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2019	14,488	$14	$176,776	$(113,519)	$116	$63,387
Net loss	—	—	—	(3,555)	—	(3,555)
Other comprehensive loss, net of tax	—	—	—	—	(819)	(819)
Issuance of restricted stock	19	1	—	—	—	1
Repurchase of common stock and retirement of related treasury shares	(7)	—	(48)	—	—	(48)
Stock options exercised	6	—	18	—	—	18
Stock-based compensation	—	—	999	—	—	999
Balance at March 31, 2020	14,506	$15	$177,745	$(117,074)	$(703)	$59,983
Net income	—	—	—	8,204	—	8,204
Other comprehensive income, net of tax	—	—	—	—	(113)	(113)
Issuance of restricted stock	85	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	(6)	—	(60)	—	—	(60)
Stock options exercised	9	—	41	—	—	41
Stock-based compensation	—	—	1,406	—	—	1,406
Balance at June 30, 2020	14,594	15	179,132	(108,870)	(816)	69,461

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2018	14,268	$14	$169,421	$(131,463)	$(476)	$37,496
Net income	—	—	—	3,055	—	3,055
Other comprehensive income, net of tax	—	—	—	—	165	165
Reclassification of financial instrument obligation	—	—	6,248	—	—	6,248
Issuance of restricted stock	12	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	(6)	—	(101)	—	—	(101)
Issuance of common stock upon exercise of warrants	295	—	—	—	—	—
Stock options exercised	6	—	23	—	—	23
Stock-based compensation	—	—	522	—	—	522
Balance at March 31, 2019	14,575	$14	$176,113	$(128,408)	$(311)	$47,408
Net loss	—	—	—	(2,373)	—	(2,373)
Other comprehensive income, net of tax	—	—	—	-	(158)	(158)
Issuance of restricted stock	56	—	—	—	—	-
Repurchase of common stock and retirement of related treasury shares	(4)	—	(44)	—	—	(44)
Common stock buyback	(156)	—	(1,499)	—	—	(1,499)
Stock options exercised	22	—	71	—	—	71
Stock-based compensation	—	—	1,003	—	—	1,003
Balance at June 30, 2019	14,493	14	175,644	(130,781)	(469)	44,408

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

Use of estimates: The preparation of accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the consolidated financial statements in the period in which such changes occur. Future actual results could differ materially from these estimates. The novel coronavirus (“COVID-19”) pandemic has disrupted worldwide economic markets and the extent to which COVID-19 continues to affect the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict. During the first half of 2020, we experienced a significant increase in demand for our products due to the COVID-19-related stay-at-home orders, which resulted in increased revenue. Nonetheless, we continue to actively monitor and assess the impact of the pandemic on our business, operations, and financial condition.

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

Note 3. Acquisitions

ROCCAT

On May 31, 2019, the Company completed its acquisition of the business and assets of ROCCAT, a provider of gaming keyboards, mice and other accessories for a purchase price of approximately $12.7 million at the closing and up to $3.4 million in potential earn-outs based on revenues for the years ending December 31, 2019 and 2020, as provided in the asset purchase agreement. The purchase price was paid in cash at closing and was funded by the Company’s cash reserves and additional borrowings under its credit facility. In addition, business transaction costs incurred in connection with the acquisition totaled $3.9 million, of which $0.1 million and $0.3 million was recorded as a component of “General and administrative” expenses in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020, respectively.

The ROCCAT purchase price allocation is shown in the following table:

(In thousands)	Amount
Receivables	$1,366
Inventories	6,986
Property and equipment	1,110
Intangible assets	5,589
Other long-term assets	461
Accounts payable	(5,399)
Accrued and other current liabilities	(3,704)
Contingent consideration	(1,592)
Other non-current liabilities	(328)
Total identifiable net assets	4,489
Goodwill	8,178
Total consideration	$12,667

The fair value of ROCCAT’s assets and liabilities was determined based on estimates and assumptions that management believes are reasonable. These adjustments primarily relate to certain short-term assets, intangible assets, and certain liabilities including contingent consideration. The Company and the sellers of ROCCAT have agreed to settle an amount related to sales returns and allowances for approximately $1.8 million, which is included in “Accrued and other current liabilities” in the table above.

The goodwill from the acquisition of ROCCAT, which is fully deductible for tax purposes, consists largely of synergies and economies of scale expected from combining the operations of ROCCAT and the Company’s existing business.

The fair value of ROCCAT’s identifiable intangible assets was determined using the “income approach,” which requires a forecast of all of the expected future cash flows either through the use of the multi-period excess earnings method or the relief-from-royalty method. Some of the more significant assumptions inherent in the development of intangible asset values include: the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, the assessment of the intangible asset’s life cycle, as well as other factors. The following table summarizes key information underlying intangible assets related to the ROCCAT acquisition:

(In thousands)	Life	Amount
Customer relationships	7 Years	$2,119
Tradenames	10 Years	2,686
Developed technology	7 Years	784
Total		$5,589

For the three and six months ended June 30, 2020, revenue related to ROCCAT products was $8.0 million and $12.5 million. The Company is unable to provide the results of operations attributable to ROCCAT as those operations were substantially integrated into our legacy business.

The Company has not presented combined pro forma financial information of the Company and the pre-acquisition ROCCAT business because the results of operations of the acquired business are considered immaterial.

In connection with the $1.6 million fair value of the potential $3.4 million earn-outs, for the year ended December 31, 2019, the fair value of the contingent consideration decreased $0.1 million primarily as a result of the revenues not achieving the stated threshold in the asset purchase agreement.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of June 30, 2020 and December 31, 2019, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted. The following is a summary of the carrying amounts and estimated fair values of our financial instruments at June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$21,206	$21,206	$8,249	$8,249
Revolving credit facility	$—	$—	$15,655	$15,655
Contingent consideration liabilities	$1,456	$1,456	$1,121	$1,121

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

Note 5. Allowance for Sales Returns

The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Balance, beginning of period	$6,262	$6,680	$8,815	$9,212
Reserve accrual	4,837	2,659	7,488	5,280
Recoveries and deductions, net	(3,491)	(5,293)	(8,695)	(10,446)
Balance, end of period	$7,608	$4,046	$7,608	$4,046

Note 6. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Raw materials	$2,080	$1,288
Finished goods	42,873	44,423
Total inventories	$44,953	$45,711

Property and Equipment, net

Property and equipment, net, consists of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Machinery and equipment	$1,964	$1,783
Software and software development	679	439
Furniture and fixtures	1,072	601
Tooling	5,382	5,340
Leasehold improvements	1,324	1,326
Demonstration units and convention booths	13,570	12,051
Total property and equipment, gross	23,991	21,540
Less: accumulated depreciation and amortization	(19,624)	(17,578)
Total property and equipment, net	$4,366	$3,962

Other Current Liabilities

Other current liabilities consist of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Accrued royalty	5,895	3,880
Accrued freight	3,468	1,977
Accrued employee expenses	3,792	3,674
Accrued marketing	2,228	3,695
Foreign tax liability	2,003	2,504
Accrued expenses	8,945	10,692
Total other current liabilities	$26,331	$26,422

Other non-operating expense (income), net

Other non-operating expense (income), net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Unrealized gain on financial instrument obligation	$—	$—	$—	$(1,601)
Acquisition-related settlement	(1,702)	—	(1,702)	—
Other non-operating expense (income)	(228)	(70)	(52)	(131)
Change in fair value of contingent consideration	314	—	335	—
Total other non-operating expense (income),net	$(1,616)	$(70)	$(1,419)	$(1,732)

In the three months ended June 30, 2020, the Company recorded income approximately $1.7 million for a settlement of claims unrelated to purchase price pursuant to a previously closed acquisition.

Note 7. Goodwill and Other Intangible Assets

Acquired Intangible Assets

Acquired identifiable intangible assets, and related accumulated amortization, as of June 30, 2020 and December 31, 2019 consist of:

	June 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$7,915	$5,304	$2,611
Tradenames	2,686	291	2,395
Developed technology	784	121	663
Foreign currency	(1,298)	(1,147)	(151)
Total Intangible Assets	$10,087	$4,569	$5,518

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$7,915	$5,024	$2,891
Tradenames	2,686	157	2,529
Developed technology	784	65	719
Foreign currency	(1,004)	(876)	(128)
Total Intangible Assets	$10,381	$4,370	$6,011

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

Amortization expense related to definite lived intangible assets of $0.2 million and $0.4 million was recognized for the three and six months ended June 30, 2020, respectively, and $0.2 million for both the three and six months ended June 30, 2019.

As of June 30, 2020, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2020	$472
2021	901
2022	866
2023	837
2024	813
Thereafter	1,780
Total	$5,669

Changes in the carrying values of goodwill for the six months ended June 30, 2020 are as follows:

(in thousands)
Balance as of January 1, 2020	$8,515
ROCCAT acquisition opening balance adjustment	(337)
Balance as of June 30, 2020	$8,178

Note 8. Revolving Credit Facility and Long-Term Debt

	June 30, 2020	December 31, 2019
	(in thousands)
Revolving credit facility, maturing March 2024	$-	$15,655

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

Amortization of deferred financing costs was $47 thousand and $0.1 million for the three and six months ended June 30, 2020, respectively, and $47 thousand and $0.1 million for the three and six months ended June 30, 2019, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.00% to 2.75% for the FILO loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50% and letter of credit fees and agent fees. As of June 30, 2020, interest rates for outstanding borrowings were 3.75% for base rate loans and 3.00% for LIBOR rate loans.

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

As of June 30, 2020, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $48.0 million.

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

The following table presents the Company’s income tax expense and effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Income tax expense	$3,286	$25	$1,462	$189
Effective income tax rate	28.6%	(1.1%)	23.9%	21.7%

Income tax expense for the three and six months ended June 30, 2020 was $3.3 million at an effective tax rate of 28.6% and $1.5 million at an effective tax rate of 23.9%, respectively. Income tax expense for the three and six months ended June 30, 2019 was $25,000 at an effective tax rate of (1.1%) and $0.2 million at an effective tax rate of 21.7%, respectively. The effective tax rate for the three and six months ended June 30, 2020 was primarily impacted by permanent items including global intangible low taxed income and executive compensation and, certain state tax expense.

The Company is subject to income taxes domestically and in various foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of June 30, 2020, the Company had uncertain tax positions of $2.9 million, inclusive of $0.7 million of interest and penalties.

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

Note 10. Stock-Based Compensation

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$280	$93	$338	$(32)
Selling and marketing	279	174	478	290
Research and development	171	114	296	188
General and administrative	676	622	1,293	1,079
Total stock-based compensation	$1,406	$1,003	$2,405	$1,525

The following table presents the stock activity and the total number of shares available for grant as of June 30, 2020:

(in thousands)
Balance at December 31, 2019	1,777
Options granted	(883)
Options cancelled	27
Restricted stock granted	(420)
Forfeited/Expired restricted stock added back	4
Balance at June 30, 2020	505

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2019	2,142,925	$7.83	7.13	$6,545,982
Granted	883,154	6.99
Exercised	(15,060)	3.94
Forfeited	(26,911)	11.71
Outstanding at June 30, 2020	2,984,108	$7.57	7.55	$22,487,546
Vested and expected to vest at June 30, 2020	2,893,154	$7.59	7.49	$21,859,534
Exercisable at June 30, 2020	1,328,852	$7.06	5.60	$10,860,137

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

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $0.1 million for the six months ended June 30, 2020.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are the assumptions for options granted during the six months ended June 30, 2020.

Expected term (in years)	6.1
Risk-free interest rate	0.4% - 1.4%
Expected volatility	50.1%- 58.1%
Dividend rate	0%

Each of these inputs is subjective and generally requires significant judgment to determine.

The weighted average grant date fair value of options granted during the six months ended June 30, 2020 was $3.63. The total estimated fair value of employee options vested during the six months ended June 30, 2020 was $1.0 million. As of June 30, 2020, total unrecognized compensation cost related to non-vested stock options granted to employees was $5.6 million, which is expected to be recognized over a remaining weighted average vesting period of 3.0 years.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2019	421,490	$15.06
Granted	419,677	7.05
Vested	(107,650)	15.98
Shares forfeited	(4,351)	12.03
Nonvested restricted stock at June 30, 2020	729,166	$10.34

As of June 30, 2020, total unrecognized compensation costs related to the nonvested restricted stock awards was $6.9 million, which will be recognized over a remaining weighted average vesting period of 3.0 years.

Note 11. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands, except per-share data)
Net income (loss)	$8,204	$(2,373)	$4,649	$682
Unrealized gain on financial instrument obligation	—	—	—	(1,601)
Net income (loss) – diluted	$8,204	$(2,373)	$4,649	$(919)

Weighted average common shares outstanding — Basic	14,581	14,586	14,538	14,462
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	173	—	86	27
Dilutive effect of stock options	926	—	463	527
Dilutive effect of warrants	550	—	275	683
Weighted average common shares outstanding — Diluted	16,229	14,586	15,363	15,699
Net income (loss) per share:
Basic	$0.56	$(0.16)	$0.32	$0.05
Diluted	$0.51	$(0.16)	$0.30	$(0.06)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Stock options	771	2,086	804	457
Warrants	—	550	—	—
Unvested restricted stock awards	280	435	101	192
Total	1,051	3,071	905	649

Note 12. Segment Information

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
North America	$55,162	$28,617	$82,182	$63,724
United Kingdom	11,561	3,834	13,008	8,146
Europe	10,031	7,384	14,581	11,576
Other	2,926	1,495	4,916	2,730
Total net revenues	$79,680	$41,330	$114,687	$86,176

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

Shareholders Class Action: On August 5, 2013, VTBH and the Company (f/k/a Parametric Sound Corporation) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company (the “Merger”). Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company’s Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada case denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. On September 14, 2017, a unanimous en banc panel of the Nevada Supreme Court granted defendants’ petition for writ of mandamus and ordered the trial court to dismiss the complaint but provided a limited basis upon which plaintiffs could seek to amend their complaint. Plaintiffs amended their complaint on December 1, 2017 to assert the same claims in a derivative capacity on behalf of the Company, as a well as in a direct capacity, against VTBH, Stripes Group, LLC, SG VTB Holdings, LLC, and the former members of the Company’s Board of Directors. All defendants moved to dismiss this amended complaint on January 2, 2018, and those motions were denied on March 13, 2018. Defendants petitioned the Nevada Supreme Court to reverse this ruling on April 18, 2018. On June 15, 2018, the Nevada Supreme Court denied defendants’ writ petition without prejudice. The district court subsequently entered a pretrial schedule and set trial for November 2019. On January 18, 2019, the district court certified a class of shareholders of the Company as of January 15, 2014. On October 11, 2019, the parties notified the District Court that they had reached a settlement that would resolve the pending action if ultimately approved by the Court. On January 13, 2020, the District Court preliminarily approved the settlement between the plaintiffs and all defendants. A final approval hearing was held on May 18, 2020, wherein the Court approved the settlement and entered final judgment.

On May 22, 2020, PAMPTP LLC, which purports to hold the claims of eight shareholders who opted out of the class settlement described above, brought suit against the Company, the Company’s CEO, Juergen Stark, Stripes Group, LLC, SG VTB Holdings, LLC, Kenneth Fox, and former members of the Company’s Board of Directors in Nevada state court.  This opt-out action asserts the same direct claims that were asserted by the class of shareholders described above. The defendants have filed two motions to dismiss this complaint which are scheduled to be heard on August 10, 2020.

Commercial Dispute: On July 20, 2016, Bigben Interactive S.A. (“BigBen”) filed a statement of claim before the Regional Court of Berlin, Germany against VTB, which statement of claim was formally serviced upon VTB on June 28, 2017.  The statement of claim alleges that VTB’s termination of a distribution agreement by and between BigBen and VTB breached the terms thereof and was invalid, and that BigBen is entitled to damages amounting to €5.0 million plus accrued interest thereon plus certain additional damages as a result of such invalid termination. VTB filed its statement of defense with the court on September 21, 2017. On January 7, 2019, the Regional Court of Berlin issued its judgment on this dispute, dismissing BigBen’s claim in its entirety. On February 7, 2019, BigBen Interactive S.A. filed an appeal against the judgment of the Regional Court of Berlin on January 7, 2019 (the “Judgment”). On April 15, 2019, Big Ben provided the reasoning for its appeal against the Judgment. On June 21, 2019, VTB replied to the reasoning for the appeal. Upon Big Ben’s application, the Higher Regional Court of Berlin has reviewed the provisions of the Judgment specifically relating to preliminary enforceability of the Judgment in separate proceedings and before the appellate proceedings regarding the main part of the Judgment. On July 9, 2019, the Higher Regional Court of Berlin completely rejected Big Ben’s applications with regard to the suspension of the preliminary enforceability of the Judgment. On November 19, 2019, an oral hearing was held at the Higher Regional Court of Berlin on Big Ben’s appeal against the Judgement on January 7, 2019. The next oral hearing at the Higher Regional Court of Berlin is scheduled for September 4, 2020.

Employment Litigation: On April 20, 2017, a former employee filed an action in the Superior Court for the County of San Diego, State of California. The complaint alleges claims including wrongful termination, retaliation and various other provisions of the California Labor Code. The complaint seeks unspecified economic and non-economic losses, as well as allegedly unpaid wages, unreimbursed business expenses statutory penalties, interest, punitive damages and attorneys’ fees. The Company filed a cross-complaint against the former employee on May 25, 2017 for certain activities related to his employment with the Company. Discovery is closed and the case was set for trial on April 6, 2020 in San Diego County Superior Court. Due to the COVID-19 outbreak, the April 6, 2020 trial date was vacated, and the new trial date is October 2, 2020.

Settlement of Disputes: On May 5th, 2020, Jöllenbeck GmbH and First Wise Media GmbH, two of our distributors and affiliates of the sellers of the ROCCAT business, filed for insolvency in Germany.  On June 30, 2020, the Company entered into a Settlement Agreement with those companies and the sellers of the ROCCAT business pursuant to which, among other things, the Company received a payment for certain outstanding claims and accounts receivable.  On July 1, 2020, the insolvency proceedings for the two companies formally commenced.  The Company has filed a claim in those proceedings for approximately €130,000 with respect to the remaining outstanding accounts receivable.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at June 30, 2020 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranty reserve, which are included in accrued liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Warranty, beginning of period	$712	$704	$743	$668
Warranty costs accrued	412	258	558	501
Settlements of warranty claims	(311)	(210)	(488)	(417)
Warranty, end of period	$813	$752	$813	$752

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

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	June 30, 2020
		(in thousands)
Right-of-use assets	Other assets	$1,436

Lease liability obligations, current	Other current liabilities	$550
Lease liability obligations, noncurrent	Other liabilities	926
Total lease liability obligations		$1,476
Weighted-average remaining lease term (in years)		2.6
Weighted-average discount rate		3.75%

During the six months ended June 30, 2020, the Company recognized approximately $0.6 million of lease costs in operating expenses and approximately $0.3 million of operating cash flows from operating leases.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of June 30, 2020, are as follows:

(in thousands)
2020	$327
2021	571
2022	217
2023	94
2024	94
Thereafter	265
Total minimum payments	1,568
Less: Imputed interest	(92)
Total	$1,476

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

This Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions or negatives thereof. Caution should be taken not to place undue reliance on any such forward-looking statements because they involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements. Forward-looking statements are based on the beliefs, as well as assumptions made by, and information currently available to, the Company's management and are made only as of the date hereof. The Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties, including those described elsewhere in this Quarterly Report on Form 10-Q (including the effects related to the coronavirus (“COVID-19”) pandemic) that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections.

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

Business Trends

Gaming Headset Market

Gaming headsets are part of a global software and accessories gaming market that is expected to grow to $159.3 billion by the end of 2020, a 9.3% year-over-year increase. The global gaming audience now exceeds global cinema and music markets with over 2.5 billion active gamers worldwide. Gaming peripherals, such as headsets, are likely to grow from a $4.1 billion to a $4.3 billion business globally with over 65% of that market in the Americas and Europe where the Company’s business is focused. Gaming headsets represent more than a $2.7 billion global market, or more than 60% of the total gaming peripherals market.

Competitive esports is a global phenomenon where professional gamers train and compete to win prize money, partner with major brands, and attract/gain dedicated fans – similar to traditional professional sports. There were approximately 443 million esports viewers in

2019, and that is expected to surge to roughly 495 million viewers in 2020 (11.7% YOY), according to a report from Newzoo. Of those 495 million projected viewers, 272 million will identify as “occasional viewers” and 223 million will consider themselves “esports enthusiasts.”

Many gamers play online where a gaming headset (which typically includes a microphone and allows players to communicate in real-time) provides a more immersive experience in the industry’s most popular games and franchises.

Xbox and PlayStation® consoles are still the dominant gaming platforms in North America and Europe; however, Nintendo’s Switch™

console continues to perform well three years into its lifecycle. In addition to consoles, personal computers are a popular gaming platform where players utilize a similar style headset. Gaming on mobile/tablet devices represents about a third of the global gaming market, and while headsets can be used for mobile gaming, console and PC gaming are by far the largest drivers of gaming headset use.

Historically, Microsoft and Sony have gone through cycles where their respective consoles changed significantly or updated to a new version. When Microsoft and Sony launched Pro versions of their existing consoles in 2016 and 2017, respectively, that did not result in the same levels of disruption as previous cycles in the gaming headset business. Turtle Beach believes this is a good indication that any potential future console transitions will not be as disruptive. In 2019, Microsoft and Sony confirmed plans to release their next generation consoles, Xbox Series X and PlayStation®5, respectively, in late 2020. Further, industry guidance suggests that with the launch of the new systems, and continued sales of the current consoles, combined console hardware sales will drive market growth in 2021 and 2022.

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

Destiny, Star Wars: Battlefront, Battlefield, Grand Theft Auto, and battle royale games like Fortnite, Apex Legends and PlayerUnknown’s

Battlegrounds, are examples of major franchises that prominently feature online multiplayer modes which encourage communication and tend to drive increased gaming headset sales. Many of these established franchises launch new titles annually leading into the holidays and as a result, the gaming headset business tends to be highly seasonal, often with approximately 36% - 43% of retail sell through occurring primarily in the fourth quarter.

PC Accessories Market

PC gaming in the U.S. has seen a resurgence in popularity the past few years as it continues to be a main gaming platform internationally, driven by big AAA game launches, PC-specific esports leagues, teams and players, content creators and influencers, cross-platform play, and more. While most games are available on multiple platforms, gaming on PC offers advantages that included improved graphics, increased speed and precision of mouse/keyboard controls, and more. Gaming mice and keyboards are engineered to provide gamers with higher-end performance and a superior gaming experience through benefits including faster response times, improved materials and build quality, programmable buttons and keys, software suites to customize and control devices and settings, and more.

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

COVID-19 Outlook

The effects of the global pandemic and the measures being taken in response are uncertain and difficult to predict. As a result of government mandated stay-at-home orders, the Company’s March through June 2020 revenues have exceeded historical levels as the overall gaming and headset markets have experienced an unprecedented surge in demand. However, the risk of a global economic recession may adversely impact the long-term demand and/or pricing for our products, constrain retail sales of our products, constrain supply of our products, or delay the launch or supply at launch of the next generation Xbox and PlayStation consoles.

Key Performance Indicators and Non-GAAP Measures

Management routinely reviews key performance indicators including revenue, operating income and margins, and earnings per share, among others. In addition, we believe certain other measures provide useful information to management and investors about us and, our financial condition and results of operations for the following reasons: (i) they are measures used by our board of directors and management team to evaluate our operating performance; (ii) they are measures used by our management team to make day-to-day operating decisions; (iii) the adjustments made are often viewed as either non-recurring or not reflective of ongoing financial performance or have no cash impact on operations; and (iv) they are used by securities analysts, investors and other interested parties as a common operating performance measure to compare results across companies in our industry by adjusting for potential differences caused by variations in capital structures (affecting relative interest expense), and the age and book value of facilities and equipment (affecting relative depreciation and amortization expense). These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and, given the limitations of these metrics as analytical tools, should not be considered a substitute for gross profit, gross margins, net income (loss) or other consolidated income statement data as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicator

•

Adjusted EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation (non-cash) and certain special items that we believe are not representative of core operations.

•	Cash Margin is defined as gross margin excluding depreciation and amortization, and stock-based compensation.

Adjusted EBITDA (and a reconciliation to Net income, the nearest GAAP financial measure) for the three and six months ended June 30, 2020 and 2019, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$8,204	$(2,373)	$4,649	$682
Interest expense	83	111	252	355
Depreciation and amortization	1,248	1,299	2,504	2,401
Stock-based compensation	1,406	1,003	2,405	1,525
Income tax expense	3,286	25	1,462	189
Unrealized gain on financial instrument obligation	—	—	—	(1,601)
Acquisition-related settlement	(1,702)	—	(1,702)	—
Change in fair value of contingent consideration	314	—	335	—
Business transaction expense	63	1,563	343	2,343
Adjusted EBITDA	$12,902	$1,628	$10,248	$5,894

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

Net income for the three months ended June 30, 2020 was $8.2 million with Adjusted EBITDA of $12.9 million, compared to net loss of $2.4 million with Adjusted EBITDA of $1.6 million for the prior year, due to higher revenue as consumer demand for gaming accessories increased as a result of state and local stay-at-home orders related to COVID-19.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Net income for the six months ended June 30, 2020 was $4.6 million with an adjusted EBITDA of $10.2 million compared to net income of $0.7 million with adjusted EBITDA of $5.9 million in the prior year period, due to higher revenue as consumer demand for gaming accessories increased as a result of state and local stay-at-home orders related to COVID-19.

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Net revenue	$79,680	$41,330	$114,687	$86,176
Cost of revenue	50,453	28,159	74,675	58,218
Gross profit	29,227	13,171	40,012	27,958
Operating expenses	19,270	15,478	35,068	28,464
Operating income (loss)	9,957	(2,307)	4,944	(506)
Interest expense	83	111	252	355
Other non-operating expense (income), net	(1,616)	(70)	(1,419)	(1,732)
Income (loss) before income tax	11,490	(2,348)	6,111	871
Income tax expense	3,286	25	1,462	189
Net income (loss)	$8,204	$(2,373)	$4,649	$682

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Net Revenue	$79,680	$41,330	$114,687	$86,176
Gross Profit	$29,227	$13,171	$40,012	$27,958
Gross Margin	36.7%	31.9%	34.9%	32.4%
Cash Margin (1)	37.8%	33.1%	36.2%	33.3%

(1) Excludes depreciation and amortization, and stock-based compensation

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

Net revenue for the three months ended June 30, 2020 was $79.7 million, a $38.4 million increase from $41.3 million in the comparable prior year period. The overall gaming accessories market continued to accelerate across our major geographic channels due to the pandemic-related stay-at-home orders, which resulted in increased revenue.

For the three months ended June 30, 2020, gross profit as a percentage of net revenue increased to 36.7% from 31.9% in the comparable prior year period. Margins were positively impacted by favorable business mix, increased volume-based fixed costs leveraging and lower promotional activity, partially offset by air freight usage necessary to replenish channel supply.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Net revenue for the six months ended June 30, 2020 was $114.7 million, a $28.5 million increase from $86.2 million in the comparable prior year period. This is due to a surge in gaming activity, including an influx of new gamers, returning gamers and non-gaming headset use, ignited by state and local stay-at-home orders in place for a significant part of 2020.

For the six months ended June 30, 2020, gross profit as a percentage of net revenue increased to 34.9% from 32.4% in the comparable prior year period. Margins were positively impacted by favorable business mix and increased volume-based fixed costs leveraging, partially offset by higher air freight and tariffs charges.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Selling and marketing	$9,559	$7,550	$17,207	$14,431
Research and development	3,001	1,734	5,428	3,190
General and administrative	6,710	6,194	12,433	10,843
Total operating expenses	$19,270	$15,478	$35,068	$28,464

Selling and Marketing

Selling and marketing expenses for the three and six months ended June 30, 2020 totaled $9.6 million and $17.2 million, respectively, compared to $7.6 million and $14.4 million for the three and six months ended June 30, 2019. This increase was primarily due to the inclusion of acquired ROCCAT-related headcount, and volume-based direct sales related fees and commissions, partially offset by decreases in retail marketing initiatives and advertising display depreciation.

Research and Development

Research and development costs for the three and six months ended June 30, 2020 were $3.0 million and $5.4 million, respectively, compared to $1.7 million and $3.2 million for the three and six months ended June 30, 2019, respectively.  The year-over-year increases were primarily due to the expansion of PC accessories development and patent transition expenses.

General and Administrative

General and administrative expenses for the three months ended June 30, 2020 totaled $6.7 million compared to $6.2 million for the three months ended June 30, 2019.  Excluding the acquisition integration costs of $1.6 million in the prior year, the year-over-year increase was primarily due to the inclusion of acquired ROCCAT-related expenses, higher variable compensation costs, and increased professional and legal costs, partially offset by lower business transaction costs.

General and administrative expenses for the six months ended June 30, 2020 totaled $12.4 million compared to $10.8 million for the six months ended June 30, 2019. Excluding the acquisition integration costs of $2.3 million in the prior year, the year-over-year increase was primarily due to the inclusion of acquired ROCCAT-related expenses, higher variable compensation costs and increased professional and legal services.

Other Non-Operating Expense (Income)

Other non-operating income totaled $1.4 million for the six months ended June 30, 2020, which included a $1.7 million acquisition-related settlement gain partially offset by a $0.3 million in contingent consideration revaluation, compared to other non-operating income of $1.7 million for the six months ended June 30, 2019 that included a $1.6 million unrealized gain related to the change in fair value of a financial instrument obligation.

Income Taxes

Income tax benefit for the three and six months ended June 30, 2020 was $3.3 million at an effective rate of 28.6% and $1.5 million at an effective tax rate of 23.9%, respectively. Income tax expense for the three and six months ended June 30, 2019 was $25 thousand at an effective tax rate of (1.1%) and $0.2 million at an effective tax rate of 21.7%, respectively. The effective tax rate for the three and six months ended June 30, 2020 was primarily impacted by permanent items including global intangible low income taxed income and executive compensation, and certain state tax expense.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and availability under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows.

The following table summarizes our sources and uses of cash:

	Six Months Ended
	June 30,
	2020	2019
	(in thousands)
Cash and cash equivalents at beginning of period	$8,249	$7,078
Net cash provided by operating activities	31,842	38,172
Net cash used for investing activities	(2,303)	(13,674)
Net cash used for financing activities	(15,704)	(28,133)
Effect of foreign exchange on cash	(878)	3
Cash and cash equivalents at end of period	$21,206	$3,446

Operating activities

Cash provided by operating activities for the six months ended June 30, 2020 was $31.8 million, a decrease of $6.3 million as compared to $38.2 million for the six months ended June 30, 2019. The decrease is primarily the result of the inclusion of ROCCAT-related expenses and higher air freight costs in order to replenish channel supply, partially offset by higher gross receipts.

Investing activities

Cash used for investing activities was $2.3 million for the six months ended June 30, 2020 related to certain capital investments compared to $13.7 million for the six months ended June 30, 2019, which included the $12.7 million ROCCAT acquisition.

Financing activities

Net cash used for financing activities was $15.7 million during the six months ended June 30, 2020 compared to $28.1 million during the six months ended June 30, 2019. Financing activities during the six months ended June 30, 2020 consisted of net repayments on our revolving credit facility of $15.7 million compared to net repayments of $26.6 million and $1.5 million of common stock repurchases during the six months ended June 30, 2019.

Management assessment of liquidity

Management believes that our current cash and cash equivalents, the amounts available under our revolving credit facility and cash flows derived from operations will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next twelve months. In addition, the Company monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.

Foreign cash balances at June 30, 2020 and December 31, 2019 were $3.6 million and $5.9 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.00% to 2.75% for the FILO loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50% and letter of credit fees and agent fees. As of June 30, 2020, interest rates for outstanding borrowings were 3.75% for base rate loans and 3.00% for LIBOR rate loans.

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

As of June 30, 2020, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $48.0 million.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of June 30, 2020 and December 31, 2019, we did not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure primarily with respect to the British Pound. As of June 30, 2020 and December 31, 2019, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 30, 2020.

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

Risks Related to COVID-19

The effects of the COVID-19 pandemic could adversely affect our business, results of operations, and financial condition.

The effects of a public health crisis caused by the COVID-19 pandemic and the measures being taken in response are uncertain and difficult to predict, but may include:

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

•

Disruptions to our supply chain in connection with the sourcing and transportation of materials and services from geographic areas that have been impacted by COVID-19 and by efforts to contain the spread of COVID-19; and

•

Disruptions in foot traffic to brick-and-mortar retail locations of our retailers resulting from stay-at-home orders and government restrictions on retailing operations could disrupt retail customer awareness and demand for our products;

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

•

Deterioration of the financial condition or liquidity, or interruptions to the operations, of our customers, including retailers and distributions, could adversely affect the distribution, availability and sales of our products.

Additionally, as a result of stay-at-home orders and government restrictions on retailing operations due to COVID-19, many of our retailers have experienced, and may continue to experience, liquidity constraints or other financial difficulties, which could lead to a reduction in the amount of merchandise purchased from us, an increase in order cancellations or the need to extend payment terms. Any or all of these measures could substantially reduce revenue or have a material adverse effect on our results of operations.

The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our employees, suppliers, manufactures, distributors, retailers, third-party service providers, and/or customers.

These effects, alone or taken together, could have a material adverse effect on our business, results of operations or financial condition. A sustained or prolonged outbreak could exacerbate such adverse impact. In addition, the potential impacts of COVID-19 also could affect many of our risk factors included in Item 1.A. of this Quarterly Report on Form 10-Q. However, as the COVID-19 situation is unprecedented and continuously evolving, the potential impacts to such risk factors remain uncertain.

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

In 2018, the battle royale genre, with games such as Fortnite, Apex Legends and PlayerUnknown's Battlegrounds, expanded gaming markets and increased demand for our headset products. If console and personal computer game titles that are enhanced by the use of gaming headsets decline in number, popularity, or are delayed, our revenue and profits may decrease substantially and our business may be adversely affected.

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

Further, new and emerging technologies and alternate platforms for gaming, such as mobile devices and virtual reality devices, could make the consoles for which our headsets are designed less attractive or, in time, obsolete, which could require us to transition our business model such as to develop products for other gaming platforms.

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

We are exposed to fluctuations in foreign currency transaction exchange rates, particularly with respect to the Euro and British Pound. Any significant change in the value of currencies of the countries in which we do business relative to the value of the U.S. dollar could affect our ability to sell products competitively and control our cost structure. Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. dollar and the British Pound. As the U.S. dollar fluctuates against other currencies in which we transact business, revenue and income could be impacted.

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

The outbreak of COVID-19 has led to work and travel restrictions globally which in turn has led to factory closures, interruptions in supply chains, increased regulation and workforce shortages. These issues and others, may make it difficult for our suppliers and manufacturers to source raw materials or components, manufacture finished goods and export our products. There may be significant and material disruptions to our supply chain and operations, and delays in the manufacture and shipment of our products, which may then have a material adverse effect on our business or results of operations.

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

We believe that our ability to extend the recognition and favorable perception of our Turtle Beach brand, and the recently acquired ROCCAT brand, is critical to implement our gaming accessory growth strategy, which includes further establishing our position in existing gaming headsets, developing a strong position in new console headsets, expanding beyond existing console, PC and mobile applications to new technology applications, accelerating our international growth and expanding complementary product categories. To extend the reach of our brands, we believe we must devote significant time and resources to product design, marketing and promotions. These expenditures, however, may not result in a sufficient increase in net sales to cover such costs.

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

As console platforms move through their life cycle, hardware manufacturers typically enact price reductions, and decreasing prices may put downward pressure on prices for products for such platforms. During platform transitions, we may simultaneously incur costs both in continuing to develop and market new products for prior-generation video game platforms, which may not sell at premium prices, and also in developing products for current-generation platforms, which will not generate immediate or near-term revenue. As a result, our operating results during platform transitions are more volatile and difficult to predict than during other times.

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

As part of our business strategy, we review and intend to continue to review acquisition opportunities that we believe would be advantageous or complementary to the development of our business. During the second quarter of 2019, we acquired the business and assets of ROCCAT, and we may acquire additional businesses, assets, or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or share price:

•	use a significant portion of our available cash;
•	require a significant devotion of management’s time and resources in the pursuit or consummation of such acquisition;
•	incur debt, which may not be available to us on favorable terms and may adversely affect our liquidity;
•	issue equity or equity-based securities that would dilute existing stockholders’ ownership percentage;
•	assume contingent and other liabilities; and
•	take charges in connection with such acquisitions.

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

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), requires, among other things, that we evaluate our systems and processes and test our internal control over financial reporting to allow management and our independent registered public accounting firm, as applicable, to report on the effectiveness of our internal control over financial reporting. We have reported the remediation of a material weakness related to the review of material non-routine transactions or events disclosed in our 2018 Annual Report on Form 10-K.  In the future, if we are not able to remediate any identified material weakness or otherwise comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline and we could be subject to sanctions, investigations by the Nasdaq Stock Market, LLC, the SEC or other regulatory authorities, or shareholder litigation.

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

We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including but not limited to:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;
•	success or failure of our business strategy;
•	the success of third-party gaming platforms and certain game titles to drive sales;
•	our quarterly or annual earnings, or those of other companies in our industry;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates;
•	our ability to execute transformation, restructuring and realignment actions;
•	the operating and stock price performance of other comparable companies;
•	overall market fluctuations; and
•	general economic conditions and other external factors.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

On April 9, 2019, the Company’s board of directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. The following table summarizes, by month, the repurchases made during the three months ended June 30, 2020, under the repurchase program and in connection with shares repurchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
April 1-30, 2020	—	$—	—	—
May 1-31, 2020	6,204	$9.74	—	—
June 1-30, 2020	—	$—	—	—
Total	6,204	$9.74	—

For the second quarter of 2020, we repurchased approximately $0.1 million of common shares related to employee transactions. These amounts represent common shares repurchased from employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, which is then remitted on behalf of the employee.

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

Extensible Business Reporting Language (XBRL) Exhibits

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TURTLE BEACH CORPORATION

Date:	August 6, 2020	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)