Form 10-Q
period 2020-09-30
Turtle Beach Corp
filed 2020-11-05
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35465

TURTLE BEACH CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-2767540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

44 South Broadway, 4th Floor White Plains, New York	10601
(Address of principal executive offices)	(Zip Code)

(888) 496-8001

(Registrant’s telephone number, including area code)

11011 Via Frontera, Suite A/B, San Diego, CA 92127

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on October 31,2020 was 15,187,576.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$27,265	$8,249
Accounts receivable, net	53,825	44,530
Inventories	79,453	45,711
Prepaid expenses and other current assets	8,451	4,057
Total Current Assets	168,994	102,547
Property and equipment, net	5,004	3,962
Deferred income taxes	7,800	7,439
Goodwill	8,178	8,515
Intangible assets, net	5,325	6,011
Other assets	6,230	2,877
Total Assets	$201,531	$131,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$—	$15,655
Accounts payable	63,699	22,511
Other current liabilities	34,432	26,422
Total Current Liabilities	98,131	64,588
Deferred income taxes	140	153
Other liabilities	7,524	3,223
Total Liabilities	105,795	67,964
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 15,186,990 and 14,488,182 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	15	14
Additional paid-in capital	187,065	176,776
Accumulated deficit	(91,076)	(113,519)
Accumulated other comprehensive income (loss)	(268)	116
Total Stockholders’ Equity	95,736	63,387
Total Liabilities and Stockholders’ Equity	$201,531	$131,351

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
	(in thousands, except per-share data)
Net revenue	$112,494	$46,723	$227,181	$132,899
Cost of revenue	66,358	31,680	141,033	89,898
Gross profit	46,136	15,043	86,148	43,001
Operating expenses:
Selling and marketing	11,857	10,150	29,064	24,581
Research and development	3,260	2,198	8,688	5,388
General and administrative	6,799	5,214	19,232	16,057
Total operating expenses	21,916	17,562	56,984	46,026
Operating income (loss)	24,220	(2,519)	29,164	(3,025)
Interest expense	103	240	355	595
Other non-operating expense (income), net	(101)	302	(1,520)	(1,430)
Income (loss) before income tax	24,218	(3,061)	30,329	(2,190)
Income tax expense	6,424	63	7,886	252
Net income (loss)	$17,794	$(3,124)	$22,443	$(2,442)

Net income (loss) per share
Basic	$1.20	$(0.22)	$1.53	$(0.17)
Diluted	$1.04	$(0.22)	$1.41	$(0.17)
Weighted average number of shares:
Basic	14,845	14,506	14,642	14,477
Diluted	17,154	14,506	15,961	14,477

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)
Net income (loss)	$17,794	$(3,124)	$22,443	$(2,442)
Other comprehensive income (loss):
Foreign currency translation adjustment	548	(330)	(384)	(323)
Other comprehensive income (loss)	548	(330)	(384)	(323)
Comprehensive income (loss)	$18,342	$(3,454)	$22,059	$(2,765)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22,443	$(2,442)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,302	3,477
Amortization of intangible assets	665	413
Amortization of debt financing costs	142	142
Stock-based compensation	3,977	2,555
Deferred income taxes	(375)	—
Change in sales returns reserve	2,173	(4,262)
Provision for obsolete inventory	2,216	2,081
Provision for doubtful accounts	—	(8)
Unrealized gain on financial instrument obligation	—	(1,601)
Increase in fair value of contingent consideration	510	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,468)	30,017
Inventories	(35,957)	(12,622)
Accounts payable	40,763	14,426
Prepaid expenses and other assets	(4,322)	(1,005)
Income taxes payable	6,769	(1,569)
Other liabilities	1,800	(2,298)
Net cash provided by operating activities	32,638	27,304
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,918)	(1,628)
Acquisition of a business, net of cash acquired	—	(12,667)
Net cash used for investing activities	(3,918)	(14,295)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	185,486	148,087
Repayment of revolving credit facilities	(201,141)	(158,911)
Proceeds from sale of equity securities	4,372	—
Proceeds from exercise of stock options and warrants	2,155	214
Repurchase of common stock	—	(1,941)
Repurchase of common stock to satisfy employee tax withholding obligations	(215)	(201)
Net cash used for financing activities	(9,343)	(12,752)
Effect of exchange rate changes on cash and cash equivalents	(361)	(298)
Net increase (decrease) in cash and cash equivalents	19,016	(41)
Cash and cash equivalents - beginning of period	8,249	7,078
Cash and cash equivalents - end of period	$27,265	$7,037

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$245	$488
Cash paid for income taxes	$800	$447
Reclassification of financial instrument obligation	$—	$6,248

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2019	14,488	$14	$176,776	$(113,519)	$116	$63,387
Net loss	—	—	—	(3,555)	—	(3,555)
Other comprehensive loss, net of tax	—	—	—	—	(819)	(819)
Issuance of restricted stock	19	1	—	—	—	1
Repurchase of common stock and retirement of related treasury shares	(7)	—	(48)	—	—	(48)
Stock options exercised	6	—	18	—	—	18
Stock-based compensation	—	—	999	—	—	999
Balance at March 31, 2020	14,506	$15	$177,745	$(117,074)	$(703)	$59,983
Net income	—	—	—	8,204	—	8,204
Other comprehensive income, net of tax	—	—	—	—	(113)	(113)
Issuance of restricted stock	85	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	(6)	—	(60)	—	—	(60)
Stock options exercised	9	—	41	—	—	41
Stock-based compensation	—	—	1,406	—	—	1,406
Balance at June 30, 2020	14,594	15	179,132	(108,870)	(816)	69,461
Net income	—	—	—	17,794	—	17,794
Other comprehensive income, net of tax	—	—	—	—	548	548
Issuance of restricted stock	34	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	(6)	—	(107)	—	—	(107)
Stock options exercised	327	—	2,096	—	—	2,096
Proceeds of sales of equity securities	238	—	4,372	—	—	4,372
Stock-based compensation	—	—	1,572	—	—	1,572
Balance at September 30, 2020	15,187	$15	$187,065	$(91,076)	$(268)	$95,736

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2018	14,268	$14	$169,421	$(131,463)	$(476)	$37,496
Net income	—	—	—	3,055	—	3,055
Other comprehensive income, net of tax	—	—	—	—	165	165
Reclassification of financial instrument obligation	—	—	6,248	—	—	6,248
Issuance of restricted stock	12	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	(6)	—	(101)	—	—	(101)
Issuance of common stock upon exercise of warrants	295	—	—	—	—	—
Stock options exercised	6	—	23	—	—	23
Stock-based compensation	—	—	522	—	—	522
Balance at March 31, 2019	14,575	$14	$176,113	$(128,408)	$(311)	$47,408
Net loss	—	—	—	(2,373)	—	(2,373)
Other comprehensive income, net of tax	—	—	—	—	(158)	(158)
Issuance of restricted stock	56	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	(4)	—	(44)	—	—	(44)
Common stock buyback	(156)	—	(1,499)	—	—	(1,499)
Stock options exercised	22	—	71	—	—	71
Stock-based compensation	—	—	1,003	—	—	1,003
Balance at June 30, 2019	14,493	14	175,644	(130,781)	(469)	44,408
Net loss	—	—	—	(3,124)		(3,124)
Other comprehensive income, net of tax	—	—	—	—	(330)	(330)
Issuance of restricted stock	43	1	(1)	—	—	—
Repurchase of common stock and retirement of related treasury shares	(6)	—	(56)	—	—	(56)
Common stock buyback	(50)	—	(442)	—	—	(442)
Stock options exercised	33	—	120	—	—	120
Stock-based compensation	-	—	1,030	—	—	1,030
Balance at September 30, 2019	14,513	$15	$176,295	$(133,905)	$(799)	$41,606

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Background and Basis of Presentation

Organization

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in White Plains, New York and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach® and ROCCAT® brands. Turtle Beach is a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices. ROCCAT is a gaming keyboards, mice and other accessories brand focused in the PC peripherals market.

VTB Holdings, Inc. (“VTBH”), a wholly-owned subsidiary of Turtle Beach and the owner of Voyetra Turtle Beach, Inc. (“VTB”), was incorporated in the state of Delaware in 2010. VTB, the owner of Turtle Beach Europe Limited (“TB Europe”), was incorporated in the state of Delaware in 1975 with operations principally located in White Plains, New York.

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

Use of estimates: The preparation of accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the consolidated financial statements in the period in which such changes occur. Future actual results could differ materially from these estimates. The novel coronavirus (“COVID-19”) pandemic has disrupted worldwide economic markets and the extent to which COVID-19 continues to affect the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict. During the first nine months of 2020, we experienced a significant increase in demand for our products due to the COVID-19-related stay-at-home orders, which resulted in increased revenue. Nonetheless, we continue to actively monitor and assess the impact of the pandemic on our business, operations, and financial condition.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which amends ASC Topic 740 by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The pronouncement is effective for fiscal years beginning after December 15, 2020, or for any interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2020, which did not have a material impact on the consolidated financial statements.

Note 3. Acquisitions

ROCCAT

On May 31, 2019, the Company completed its acquisition of the business and assets of ROCCAT, a provider of gaming keyboards, mice and other accessories for a purchase price of approximately $12.7 million at the closing and up to $3.4 million in potential earn-outs based on revenues for the years ending December 31, 2019 and 2020, as provided in the asset purchase agreement. The purchase price was paid in cash at closing and was funded by the Company’s cash reserves and additional borrowings under its credit facility. In addition, business transaction costs incurred in connection with the acquisition totaled $3.9 million, of which there were no expenses for the three months ended September 30, 2020, and $0.4 million recorded as a component of “General and administrative” expenses in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020, respectively.

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

For the three and nine months ended September 30, 2020, revenue related to ROCCAT products was $9.6 million and $22.0 million, respectively. The Company is unable to provide the results of operations attributable to ROCCAT as those operations were substantially integrated into our legacy business.

The Company has not presented combined pro forma financial information of the Company and the pre-acquisition ROCCAT business because the results of operations of the acquired business are considered immaterial.

In connection with the $1.6 million fair value of the potential $3.4 million earn-outs, for the year ended December 31, 2019, the fair value of the contingent consideration has increased as a result of current year revenue performance.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of September 30, 2020 and December 31, 2019, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted. The following is a summary of the carrying amounts and estimated fair values of our financial instruments at September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$27,265	$27,265	$8,249	$8,249
Revolving credit facility	$—	$—	$15,655	$15,655
Contingent consideration liabilities	$1,631	$1,631	$1,121	$1,121

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

Note 5. Allowance for Sales Returns

The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Balance, beginning of period	$7,608	$4,046	$8,815	$9,212
Reserve accrual	7,243	4,477	14,731	9,757
Recoveries and deductions, net	(3,863)	(3,573)	(12,558)	(14,019)
Balance, end of period	$10,988	$4,950	$10,988	$4,950

Note 6. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Raw materials	$1,106	$1,288
Finished goods	78,347	44,423
Total inventories	$79,453	$45,711

Property and Equipment, net

Property and equipment, net, consists of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Machinery and equipment	$2,116	$1,783
Software and software development	963	439
Furniture and fixtures	1,083	601
Tooling	6,203	5,340
Leasehold improvements	1,687	1,326
Demonstration units and convention booths	13,803	12,051
Total property and equipment, gross	25,855	21,540
Less: accumulated depreciation and amortization	(20,851)	(17,578)
Total property and equipment, net	$5,004	$3,962

Other Current Liabilities

Other current liabilities consist of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Accrued royalty	3,690	3,880
Accrued freight	4,701	1,977
Accrued employee expenses	4,171	3,674
Accrued marketing	3,467	3,695
Accrued expenses	18,403	13,196
Total other current liabilities	$34,432	$26,422

Other non-operating expense (income), net

Other non-operating expense (income), net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Unrealized gain on financial instrument obligation	$—	$—	$—	$(1,601)
Acquisition-related settlement	—	—	(1,702)	—
Other non-operating expense (income)	(276)	302	(328)	171
Change in fair value of contingent consideration	175	—	510	—
Total other non-operating expense (income),net	$(101)	$302	$(1,520)	$(1,430)

In the nine months ended September 30, 2020, the Company recorded income of approximately $1.7 million for a settlement of claims unrelated to purchase price pursuant to a previously closed acquisition.

Note 7. Goodwill and Other Intangible Assets

Acquired Intangible Assets

Acquired identifiable intangible assets, and related accumulated amortization, as of September 30, 2020 and December 31, 2019 consist of:

	September 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$7,915	$5,444	$2,471
Tradenames	2,686	358	2,328
Developed technology	784	149	635
Foreign currency	(1,111)	(1,002)	(109)
Total Intangible Assets	$10,274	$4,949	$5,325

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$7,915	$5,024	$2,891
Tradenames	2,686	157	2,529
Developed technology	784	65	719
Foreign currency	(1,004)	(876)	(128)
Total Intangible Assets	$10,381	$4,370	$6,011

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

Amortization expense related to definite lived intangible assets of $0.2 million and $0.7 million was recognized for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2020	$237
2021	901
2022	866
2023	837
2024	813
Thereafter	1,780
Total	$5,434

Changes in the carrying values of goodwill for the nine months ended September 30, 2020 are as follows:

(in thousands)
Balance as of January 1, 2020	$8,515
ROCCAT acquisition opening balance adjustment	(337)
Balance as of September 30, 2020	$8,178

Note 8. Revolving Credit Facility and Long-Term Debt

	September 30, 2020	December 31, 2019
	(in thousands)
Revolving credit facility, maturing March 2024	$-	$15,655

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively.

Amortization of deferred financing costs was $47,000 and $0.1 million for the three and nine months ended September 30, 2020, respectively, and $47,000 and $0.1 million for the three and nine months ended September 30, 2019, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.00% to 2.75% for the FILO loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50% and letter of credit fees and agent fees. As of September 30, 2020, interest rates for outstanding borrowings were 3.75% for base rate loans and 3.00% for LIBOR rate loans.  As of September 30, 2020, there were no outstanding borrowings under the Credit Facility.

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

As of September 30, 2020, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $79.8 million.

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

The following table presents the Company’s income tax expense and effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Income tax expense	$6,424	$63	$7,886	$252
Effective income tax rate	26.5%	(2.1%)	26.0%	(11.5%)

Income tax expense for the three and nine months ended September 30, 2020 was $6.4 million at an effective tax rate of 26.5% and $7.9 million at an effective tax rate of 26.0%, respectively. Income tax expense for the three and nine months ended September 30, 2019 was $63 thousand at an effective tax rate of (2.1%) and $0.3 million at an effective tax rate of (11.5%), respectively. The effective tax rate for the three and nine months ended September 30, 2020 was primarily impacted by permanent items including global intangible low taxed income and executive compensation and, certain state tax expense.

The Company is subject to income taxes domestically and in various foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of September 30, 2020, the Company had uncertain tax positions of $2.9 million, inclusive of $0.7 million of interest and penalties.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2017 through 2019, and the state tax years open under the statute of limitations are 2015 through 2019.

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

Note 10. Stock-Based Compensation

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$284	$108	$622	$76
Selling and marketing	331	200	809	490
Research and development	196	123	492	311
General and administrative	761	599	2,054	1,678
Total stock-based compensation	$1,572	$1,030	$3,977	$2,555

The following table presents the stock activity and the total number of shares available for grant as of September 30, 2020:

(in thousands)
Balance at December 31, 2019	1,777
Options granted	(894)
Options cancelled	45
Restricted stock granted	(425)
Forfeited/Expired restricted stock added back	9
Balance at September 30, 2020	512

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2019	2,142,925	$7.83	7.13	$6,545,982
Granted	894,254	7.12
Exercised	(342,542)	6.29
Forfeited	(45,463)	9.71
Outstanding at September 30, 2020	2,649,174	$7.76	7.53	$28,415,143
Vested and expected to vest at September 30, 2020	2,571,844	$7.78	7.48	$27,650,352
Exercisable at September 30, 2020	1,111,996	$7.38	5.59	$12,566,658

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

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $3.9 million for the nine months ended September 30, 2020.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are the assumptions for options granted during the nine months ended September 30, 2020.

Expected term (in years)	6.1
Risk-free interest rate	0.4%- 1.4%
Expected volatility	50.1%- 58.9%
Dividend rate	0%

Each of these inputs is subjective and generally requires significant judgment to determine.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2020 was $3.70. The total estimated fair value of employee options vested during the nine months ended September 30, 2020 was $1.4 million. As of September 30, 2020, total unrecognized compensation cost related to nonvested stock options granted to employees was $5.7 million, which is expected to be recognized over a remaining weighted average vesting period of 2.8 years.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2019	421,490	$15.06
Granted	424,952	7.18
Vested	(141,424)	16.33
Shares forfeited	(8,789)	9.88
Nonvested restricted stock at September 30, 2020	696,229	$10.06

As of September 30, 2020, total unrecognized compensation costs related to the nonvested restricted stock awards was $6.5 million, which will be recognized over a remaining weighted average vesting period of 2.8 years.

Note 11. Stockholder’s Equity

At-the-Market Common Stock Issuance

On August 7, 2020, the Company entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc. (the “Sales Agent”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Sales Agent shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $30 million. The Company intends to use the net proceeds from the offering, after deducting the Sales Agent’s commissions and the Company’s offering expenses, to support its strategic growth plans, as well as for general corporate purposes.

During the three months ended September 30, 2020, the Company sold a total of 237,813 shares of its common stock under the Sales Agreement in the open market at an average gross selling price of $18.39 per share for net proceeds of $4.4 million.

Note 12. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands, except per-share data)
Net income (loss)	$17,794	$(3,124)	$22,443	$(2,442)

Weighted average common shares outstanding — Basic	14,845	14,506	14,642	14,477
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	364	—	179	—
Dilutive effect of stock options	1,396	—	774	—
Dilutive effect of warrants	550	—	367	—
Weighted average common shares outstanding — Diluted	17,154	14,506	15,961	14,477
Net income (loss) per share:
Basic	$1.20	$(0.22)	$1.53	$(0.17)
Diluted	$1.04	$(0.22)	$1.41	$(0.17)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Stock options	126	2,135	783	1,961
Warrants	—	550	—	729
Unvested restricted stock awards	79	404	129	330
Total	205	3,089	912	3,020

Note 13. Segment Information

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
North America	$84,597	$33,295	$166,779	$97,019
United Kingdom	11,498	4,965	24,506	13,111
Europe	12,219	6,489	26,800	18,065
Other	4,180	1,974	9,096	4,704
Total net revenues	$112,494	$46,723	$227,181	$132,899

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

On May 22, 2020, PAMTP LLC, which purports to hold the claims of eight shareholders who opted out of the class settlement described above, brought suit against the Company, the Company’s CEO, Juergen Stark, Stripes Group, LLC, SG VTB Holdings, LLC, Kenneth Fox, and former members of the Company’s Board of Directors in Nevada state court. This opt-out action asserts the same direct claims that were asserted by the class of shareholders described above. The defendants filed two motions to dismiss this complaint, which were heard on August 10, 2020.  The Court denied those motions by order of August 20, 2020. Discovery is ongoing and the case is scheduled for trial in August 2021.

Commercial Dispute: On July 20, 2016, BigBen Interactive S.A. (“BigBen”) filed a statement of claim against VTB before the Regional Court of Berlin, Germany.  The statement of claim alleged that VTB’s termination of a distribution agreement by and between BigBen and VTB breached the terms thereof and was invalid, and that BigBen was entitled to damages as a result.  On September 30, 2020, the Company and BigBen mutually agreed to resolve this claim.

Employment Litigation: On April 20, 2017, a former employee filed an action in the Superior Court for the County of San Diego, State of California. The complaint alleges claims including wrongful termination, retaliation and various other provisions of the California Labor Code. The complaint seeks unspecified economic and non-economic losses, as well as allegedly unpaid wages, unreimbursed business expenses statutory penalties, interest, punitive damages and attorneys’ fees. The Company filed a cross-complaint against the former employee on May 25, 2017 for certain activities related to his employment with the Company. Discovery is closed and the case was set for trial on April 6, 2020 in San Diego County Superior Court. Due to the continued closure of the Court, the April 6, 2020 trial date was vacated and the current trial date is February 26, 2021.

Settlement of Disputes: On May 5, 2020, Jöllenbeck GmbH and First Wise Media GmbH, two of our distributors and affiliates of the sellers of the ROCCAT business, filed for insolvency in Germany.  On June 30, 2020, the Company entered into a Settlement Agreement with those companies and the sellers of the ROCCAT business pursuant to which, among other things, the Company received a payment for certain outstanding claims and accounts receivable.  On July 1, 2020, the insolvency proceedings for the two companies formally commenced.  The Company has filed a claim in those proceedings for approximately €130,000 with respect to the remaining outstanding accounts receivable.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at September 30, 2020 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranty reserve, which are included in accrued liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Warranty, beginning of period	$813	$752	$743	$668
Warranty costs accrued	464	162	1,022	663
Settlements of warranty claims	(316)	(169)	(804)	(586)
Warranty, end of period	$961	$745	$961	$745

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

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	September 30, 2020
		(in thousands)
Right-of-use assets	Other assets	$5,297

Lease liability obligations, current	Other current liabilities	$684
Lease liability obligations, noncurrent	Other liabilities	4,764
Total lease liability obligations		$5,448
Weighted-average remaining lease term (in years)		6.5
Weighted-average discount rate		3.75%

During the nine months ended September 30, 2020, the Company recognized approximately $1.0 million of lease costs in operating expenses and approximately $0.5 million of operating cash flows from operating leases.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of September 30, 2020, are as follows:

(in thousands)
2020	$164
2021	981
2022	671
2023	556
2024	564
Thereafter	3,506
Total minimum payments	6,442
Less: Imputed interest	(994)
Total	$5,448

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

This Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions or negatives thereof. Caution should be taken not to place undue reliance on any such forward-looking statements because they involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements. Forward-looking statements are based on the beliefs, as well as assumptions made by, and information currently available to, the Company's management and are made only as of the date hereof. The Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws. In addition, forward-looking statements are subject to certain risks and uncertainties, including those described elsewhere in this Quarterly Report on Form 10-Q (including the effects related to the coronavirus (“COVID-19”) pandemic) that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections.

Business Overview

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in White Plains, New York and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach® and ROCCAT® brands. Turtle Beach is a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices. ROCCAT is a gaming keyboards, mice and other accessories brand focused on the PC peripherals market.

Business Trends

Gaming Headset Market

Gaming headsets are part of a global software and accessories gaming market that is expected to grow to $175 billion by the end of 2020, a 19.6% year-over-year increase. The global gaming audience now exceeds global cinema and music markets with over 2.5 billion active gamers worldwide. Gaming peripherals, such as headsets, are expected to grow to a $5.1 billion business globally with over 75% of that market in the Americas and Europe, where the Company’s business is focused. Gaming headsets represent more than a $3.2 billion global market, or more than 60% of the total gaming peripherals market.

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

Many gamers play online, where a gaming headset (which typically includes a microphone and allows players to communicate in real-time) provides a more immersive experience in the industry’s most popular games and franchises.

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

Historically, Microsoft and Sony have gone through cycles where their respective consoles changed significantly or were updated to a new version. When Microsoft and Sony launched Pro versions of their existing consoles in 2016 and 2017, respectively, that did not result in the same levels of disruption as previous cycles in the gaming headset business. Turtle Beach believes this is a good indication that any potential future console transitions will not be as disruptive. In 2019, Microsoft and Sony confirmed plans to release their next generation consoles, Xbox Series X and PlayStation®5, respectively, in late 2020. Further, industry guidance suggests that with the launch of the new systems, and continued sales of the current consoles, combined console hardware sales will drive market growth in 2021 and 2022.

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

In addition to console sales, we believe the Xbox, PlayStation®, Nintendo, and PC gaming markets are driven by major game launches and franchises that encourage players to buy equipment and accessories. On Xbox and PlayStation®, flagship games like Call of Duty®, Destiny, Star Wars: Battlefront, Battlefield, Grand Theft Auto, and battle royale games like Fortnite, Apex Legends and PlayerUnknown’s Battlegrounds, are examples of major franchises that prominently feature online multiplayer modes which encourage communication and tend to drive increased gaming headset sales. Many of these established franchises launch new titles annually leading into the holidays and as a result, more than 45% of headset business revenues are generated during the period from September through December.

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

PC gaming mice come in a variety of different ergonomic shapes and sizes, are available in both wired and wireless models, offer options for different sensors (optical and laser) and responsiveness, and often feature integrated RGB lighting and software to unify with the lighting on other devices for a visually pleasing PC gaming appearance. Similarly, PC gaming keyboards deliver a competitive advantage by registering keystrokes faster than others, offer options for mechanical key switches that feel and sound different, and utilize customizable lighting. The $2.5 billion market for PC gaming headsets, mice and keyboards grew at 6.2% in 2019 and is forecasted to grow by another 35% in 2020 to almost $3.4 billion.

COVID-19 Outlook

The effects of the global pandemic and the measures being taken in response are uncertain and difficult to predict. As a result of government mandated stay-at-home orders, the Company’s March through September 2020 revenues have exceeded historical levels as the overall gaming and headset markets have experienced an unprecedented surge in demand. However, the risk of a global economic recession may adversely impact the long-term demand and/or pricing for our products, constrain retail sales of our products, constrain supply of our products, or delay the launch or supply at launch of the next generation Xbox and PlayStation consoles.

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

Adjusted EBITDA (and a reconciliation to Net income, the nearest GAAP financial measure) for the three and nine months ended September 30, 2020 and 2019, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$17,794	$(3,124)	$22,443	$(2,442)
Interest expense	$103	$240	$355	$595
Depreciation and amortization	$1,464	$1,489	$3,967	$3,890
Stock-based compensation	$1,572	$1,030	$3,977	$2,555
Income tax expense	$6,424	$63	$7,886	$252
Unrealized gain on financial instrument obligation	$-	$-	$-	$(1,601)
Acquisition-related settlement	$-	$-	$(1,702)	$-
Change in fair value of contingent consideration	$175	$-	$510	$-
Business transaction expense	$37	$618	$381	$2,961
Adjusted EBITDA	$27,569	$316	$37,817	$6,210

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

Net income for the three months ended September 30, 2020 was $17.8 million with Adjusted EBITDA of $27.6 million, compared to net loss of $3.1 million with Adjusted EBITDA of $0.3 million for the prior year, due to higher revenue and favorable business mix as consumer demand for gaming accessories increased as a result of state and local stay-at-home orders related to COVID-19.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Net income for the nine months ended September 30, 2020 was $22.4 million with an adjusted EBITDA of $37.8 million compared to net loss of $2.4 million with adjusted EBITDA of $6.2 million in the prior year period, due to higher revenue and favorable business mix as consumer demand for gaming accessories increased as a result of state and local stay-at-home orders related to COVID-19.

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Net revenue	$112,494	$46,723	$227,181	$132,899
Cost of revenue	66,358	31,680	141,033	89,898
Gross profit	46,136	15,043	86,148	43,001
Operating expenses	21,916	17,562	56,984	46,026
Operating income (loss)	24,220	(2,519)	29,164	(3,025)
Interest expense	103	240	355	595
Other non-operating expense (income), net	(101)	302	(1,520)	(1,430)
Income (loss) before income tax	24,218	(3,061)	30,329	(2,190)
Income tax expense	6,424	63	7,886	252
Net income (loss)	$17,794	$(3,124)	$22,443	$(2,442)

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Net Revenue	$112,494	$46,723	$227,181	$132,899
Gross Profit	$46,136	$15,043	$86,148	$43,001
Gross Margin	41.0%	32.2%	37.9%	32.4%
Cash Margin (1)	41.8%	33.6%	39.0%	33.4%

(1) Excludes depreciation and amortization, and stock-based compensation

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

Net revenue for the three months ended September 30, 2020 was $112.5 million, a $65.8 million increase from $46.7 million in the comparable prior year period due to increased demand from a continued surge in gaming activity resulting from stay-at-home orders and, the success of the Recon 70 series wired headsets, plus our newly revealed Gen 2 Stealth 600 and Stealth 700 headsets.

For the three months ended September 30, 2020, gross profit as a percentage of net revenue increased to 41.0% from 32.2% in the comparable prior year period. Margins were positively impacted by volume-driven fixed cost leverage, lower than normal promotional activity given surging demand and favorable business mix, partially offset by higher freight costs to replenish channel supply and facilitate new product introductions.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Net revenue for the nine months ended September 30, 2020 was $227.2 million, a $94.3 million increase from $132.9 million in the comparable prior year period. This is due to a surge in gaming activity, including an influx of new gamers, returning gamers and non-gaming headset use, ignited by state and local stay-at-home orders in place for a significant part of 2020.

For the nine months ended September 30, 2020, gross profit as a percentage of net revenue increased to 37.9% from 32.4% in the comparable prior year period. Margins were positively impacted by favorable business mix, volume-driven fixed costs leverage and lower promotional activity, partially offset by certain air freight to enable retail supply and higher tariffs costs.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Selling and marketing	$11,857	$10,150	$29,064	$24,581
Research and development	3,260	2,198	8,688	5,388
General and administrative	6,799	5,214	19,232	16,057
Total operating expenses	$21,916	$17,562	$56,984	$46,026

Selling and Marketing

Selling and marketing expenses for the three months ended September 30, 2020 totaled $11.9 million compared to $10.2 million for the three months ended September 30, 2019. This increase was primarily due to volume-based direct sales related fees and commissions, partially offset by lower marketing event spend.

Selling and marketing expenses for the nine months ended September 30, 2020 totaled $29.1 million compared to $24.6 million for the nine months ended September 30, 2019. This increase was primarily due to the inclusion of acquired ROCCAT-related headcount, volume-based direct sales related fees and commissions, and increased media spend, partially offset by decreases in marketing event spend, retail marketing initiatives and advertising display depreciation.

Research and Development

Research and development costs for the three and nine months ended September 30, 2020 were $3.3 million and $8.7 million, respectively, compared to $2.2 million and $5.4 million for the three and nine months ended September 30, 2019, respectively. The year-over-year increases were primarily due to the expansion of PC accessories development and patent transition expenses.

General and Administrative

General and administrative expenses for the three months ended September 30, 2020 totaled $6.8 million compared to $5.2 million for the three months ended September 30, 2019.  Excluding the acquisition integration costs of $0.6 million in the prior year, the year-over-year increase was primarily due to certain legal settlements and higher variable compensation costs.

General and administrative expenses for the nine months ended September 30, 2020 totaled $19.2 million compared to $16.1 million for the nine months ended September 30, 2019. Excluding the acquisition integration costs of $3.0 million in the prior year, the year-over-year increase was primarily due to the inclusion of acquired ROCCAT-related expenses, certain legal settlements, higher variable compensation costs and, increased professional and legal services.

Other Non-Operating Expense (Income)

Other non-operating income totaled $1.5 million for the nine months ended September 30, 2020, which included a $1.7 million acquisition-related settlement gain partially offset by a $0.5 million in contingent consideration revaluation, compared to other non-operating income of $1.4 million for the nine months ended September 30, 2019, which included a $1.6 million unrealized gain related to the change in fair value of a financial instrument obligation.

Income Taxes

Income tax expense for the three and nine months ended September 30, 2020 was $6.4 million at an effective rate of 26.5% and $7.9 million at an effective tax rate of 26.0%, respectively. Income tax expense for the three and nine months ended September 30, 2019 was $0.1 million at an effective tax rate of (2.1%) and $0.3 million at an effective tax rate of (11.5%), respectively. The effective tax rate for the three and nine months ended September 30, 2020 was primarily impacted by permanent items including global intangible low income taxed income and executive compensation, and certain state tax expense.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and availability under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows.

The following table summarizes our sources and uses of cash:

	Nine Months Ended
	September 30,
	2020	2019
	(in thousands)
Cash and cash equivalents at beginning of period	$8,249	$7,078
Net cash provided by operating activities	32,638	27,304
Net cash used for investing activities	(3,918)	(14,295)
Net cash used for financing activities	(9,343)	(12,752)
Effect of foreign exchange on cash	(361)	(298)
Cash and cash equivalents at end of period	$27,265	$7,037

Operating activities

Cash provided by operating activities for the nine months ended September 30, 2020 was $32.6 million, an increase of $5.3 million as compared to $27.3 million for the nine months ended September 30, 2019. The increase is primarily the result of higher gross receipts, partially offset by increased product purchases, and related air freight costs, to align inventory levels with elevated consumer demand.

Investing activities

Cash used for investing activities was $3.9 million for the nine months ended September 30, 2020 related to certain capital investments compared to $14.3 million for the nine months ended September 30, 2019, which included the $12.7 million ROCCAT acquisition.

Financing activities

Net cash used for financing activities was $9.3 million during the nine months ended September 30, 2020 compared to $12.8 million during the nine months ended September 30, 2019. Financing activities during the nine months ended September 30, 2020 consisted of net repayments on our revolving credit facility of $15.7 million, equity sales totaling $4.4 million under our existing at-the-market program and stock option exercise proceeds of $2.2 million. Financing activities during the nine months ended September 30, 2019 consisted of net repayments on our revolving credit facility of $10.8 million and $1.9 million of common stock repurchases.

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

Foreign cash balances at September 30, 2020 and December 31, 2019 were $5.5 million and $5.9 million, respectively.

At-the-Market Common Stock Issuance

On August 7, 2020, the Company entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc. (the “Sales Agent”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Sales Agent shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $30 million. The Company intends to use the net proceeds from the offering, after deducting the Sales Agent’s commissions and the Company’s offering expenses, to support its strategic growth plans, as well as for general corporate purposes.

During the three months ended September 30, 2020, the Company sold a total of 237,813 shares of its common stock under the Sales Agreement in the open market at an average gross selling price of $18.39 per share for net proceeds of $4.4 million.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.00% to 2.75% for the FILO loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50% and letter of credit fees and agent fees. As of September 30, 2020, interest rates for outstanding borrowings were 3.75% for base rate loans and 3.00% for LIBOR rate loans.

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

As of September 30, 2020, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $79.8 million.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of September 30, 2020 and December 31, 2019, we did not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure primarily with respect to the British Pound. As of September 30, 2020 and December 31, 2019, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of September 30, 2020.

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

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

Please refer to Note 14, “Commitments and Contingencies” in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q, which is incorporated into this item by reference.

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

The effects of the public health crisis caused by the COVID-19 pandemic and the measures being taken in response are uncertain and difficult to predict, but may include:

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

•

Deterioration of worldwide credit and financial markets that could limit our ability to obtain financing, result in losses due to failures of financial institutions and other parties, and cause a higher rate of losses on our accounts receivables due to defaults and bankruptcies; and

•

Deterioration of the financial condition or liquidity, or interruptions to the operations, of our customers, including retailers and distributions, could adversely affect the distribution, availability and sales of our products.

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

These effects, alone or taken together, could have a material adverse effect on our business, results of operations or financial condition. An extended period of global supply chain and economic disruption resulting from the COVID-19 pandemic and the government measures adopted in response thereto could exacerbate the foregoing effects. In addition, the potential impacts of COVID-19 also could affect many of our risk factors included in Item 1.A. of this Quarterly Report on Form 10-Q. However, as the COVID-19 situation is unprecedented and continuously evolving, the potential impacts to such risk factors remain uncertain.

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

The U.S. government has altered its approach to international trade policy and in some cases renegotiated, or terminated, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, including the United States- Mexico-Canada Agreement (“USMCA”). In addition, the U.S. government has initiated or is considering imposing tariffs on certain foreign goods, including consumer goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs, USMCA or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses. The majority of our production occurs in foreign jurisdictions, including China, Taiwan and Vietnam and the majority of our products are currently not subject to tariffs.  While we are exploring a further shift to manufacturing partners in jurisdictions that are not subject to U.S. tariffs, delays related to such transitions or changes in the U.S. tariffs could have a negative impact on our results of operations and competitive position.

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

•

If demand for specific products increases beyond what we forecast, our suppliers and third-party manufacturers may not be able to increase production quickly enough to meet the demand. Our failure to meet market demand may lead to missed opportunities to increase our base of gamers, damage our relationships with retailers or otherwise harm our business;

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

As console platforms move through their life-cycle, hardware manufacturers typically enact price reductions, and decreasing prices may put downward pressure on prices for products for such platforms. During platform transitions, we may simultaneously incur costs both in continuing to develop and market new products for prior-generation video game platforms, which may not sell at premium prices, and also in developing products for current-generation platforms, which will not generate immediate or near-term revenue. As a result, our operating results during platform transitions are more volatile and difficult to predict than during other times.

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

Turtle Beach relies on its partnerships with influencers, athletes and esports teams to expand our market. If we fail to maintain or expand these types of relationships, our business may suffer.

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

We rely heavily on information systems to manage our operations, including a full range of retail, financial, sourcing and merchandising systems. We regularly make investments to upgrade, enhance or replace these systems, as well as leverage new technologies to support our growth strategies. In addition, we have implemented enterprise-wide initiatives that are intended to standardize business processes and optimize performance. Further, while many of our employees and certain suppliers with whom we do business operate in a remote working environment during the COVID-19 pandemic, the risk of cybersecurity attacks and data breaches, particularly through phishing attempts, may be increased as we and third-parties with whom we interact leverage our IT infrastructure in unanticipated ways during the ongoing COVID-19 pandemic. Any delays or difficulties in transitioning to new systems or integrating them with current systems or the failure to implement our initiatives in an orderly and timely fashion could result in additional investment of time and resources, which could impair our ability to improve existing operations and support future growth, and ultimately have a material adverse effect on our business.

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

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

On April 9, 2019, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. The following table summarizes, by month, the repurchases made during the three months ended September 30, 2020, under the repurchase program and in connection with shares repurchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
July 1-31, 2020	—	$—	—	—
August 1-31, 2020	6,204	$17.20	—	—
September 1-30, 2020	—	$—	—	—
Total	6,204	$17.20	—

For the third quarter of 2020, we repurchased approximately $0.1 million of common shares related to employee transactions. These amounts represent common shares repurchased from employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, which is then remitted on behalf of the employee.

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

TURTLE BEACH CORPORATION

Date:	November 5, 2020	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)