Form 10-K
period 2020-12-31
Turtle Beach Corp
filed 2021-03-04
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

11011 Via Frontera, Suite A/B, San Diego, CA, 92127

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2020 was $211,067,946.

The number of shares of Common Stock, $0.001 par value, outstanding on January 31, 2021 was 15,477,396.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Report, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	Our dependence on the success and availability of third-party platforms and software to drive sales;
•	Transitions in video gaming console platforms and the potential impact on our business;
•	Our ability to adapt to new technologies and introduce new products on a timely basis;
•	The impact of competitive products, technologies and pricing;
•	Continued relationships with our largest customers and the emergence of new customers;
•	The impact of seasonality on our business;
•	Global business, political, operational, financial and economic conditions;
•	Our ability to forecast demand for our products;
•	Manufacturing capacity and/ or component supply constraints and difficulties;
•	The scope of protection we are able to establish and maintain for intellectual property rights covering our technology;
•	The availability of capital under our revolving credit facility;
•	Estimates of our future revenues, expenses, capital requirements, and our needs for additional financing;
•	Cybersecurity and other information technology risks;
•	The Company’s partnerships with influencers, athletes and esports teams;
•	Our financial performance; and
•	Other factors discussed under Item 1A - Risk Factors, or elsewhere in this Report.

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

Item 1 - Business Overview

Turtle Beach Corporation’s mission is to deliver the ultimate experience to gamers by providing high-quality, high-performance accessories, including headsets, keyboards, mice, microphones and more. For over 45 years, Turtle Beach has been a pioneer and key innovator in audio technology and is one of the most recognized names in console gaming in North America and Europe. In 2019, Turtle Beach acquired ROCCAT, a provider of gaming keyboards, mice and other accessories focused in the personal computer (“PC”) peripherals market. In early 2021, Turtle Beach further expanded its portfolio with the acquisition of Neat Microphones (“Neat”), which creates, manufactures, and sells high-quality digital USB and analog microphones that embrace cutting-edge technology and design. Turtle Beach, headquartered in White Plains, New York, was incorporated in the state of Nevada in 2010 and the Company’s stock is traded on the Nasdaq Global Market under the symbol HEAR.

Turtle Beach Corporation is the market share leader in headsets for console gaming with cutting-edge, award-winning gaming headsets for Xbox, PlayStation®, and Nintendo consoles and also produces innovative products for PC, Mac®, and mobile/tablet devices.  With the addition of award winning PC gaming accessories from ROCCAT and deep expertise in microphones through the Neat acquisition, Turtle Beach can deliver high quality accessories across a broad range of product categories.

Gaming Accessories Business

Turtle Beach launched its first gaming headset and the first ever console gaming headset – the X51 - in 2005 and has become the leading brand in gaming headsets. The Company designs and markets a large assortment of gaming headsets and audio accessories for Xbox, PlayStation®, and Nintendo consoles, as well as for PC, Mac®, and mobile/tablet devices. The Company’s 2019 acquisition of the ROCCAT brand expands Turtle Beach’s reach into the global market for PC gaming headsets, keyboards, mice and other accessories, and the 2021 acquisition of Neat Microphones furthers Turtle Beach’s reach into the global microphone market. These products are distributed internationally in North America, South America, Europe, the Middle East, Africa, Australia, and Asia. Turtle Beach products are sold at thousands of storefronts, including major retailers such as Amazon, Argos, Best Buy, GAME, GameStop, EB Games, Media Markt, Saturn, Target and Walmart.

Turtle Beach offers gamers a wide assortment of gaming headsets spanning multiple price points ranging from $20 to $250, with many headsets compatible across all major gaming platforms. We believe the price tiers correspond to customer profiles, beginning with entry-level gamers and progressing through casual, enthusiast, core, and professional esports gamers. Each successive price tier incorporates higher level features, comfort, and finish. For example, premium headset models typically include features like large 50mm speakers, metal headbands, memory foam, powerful amplified surround sound, active noise-cancellation, and Bluetooth® connectivity. Additional features include audio presets like Bass Boost and Turtle Beach’s exclusive Superhuman Hearing® sound setting, removable or flip-to-mute microphones, Turtle Beach’s proprietary ProSpecs™ glasses-friendly design, and rechargeable long-lasting batteries.

As gaming consoles have evolved from dedicated video game platforms to home entertainment hubs, and as mobile and tablet devices have become popular entertainment platforms, Turtle Beach has continued to evolve its product lineup to reflect how content is consumed. While each Turtle Beach headset is designed for a primary platform, such as a specific console or PC, nearly all can be used with multiple platforms, and most are compatible with mobile/tablet devices through a standard 3.5mm jack or Bluetooth® connectivity. This primary platform designation, paired with readily identifiable platform-specific packaging designs, often results in Turtle Beach products being displayed in multiple in-store sections by retailers, including in kiosks that allow shoppers to try the headsets and experience each headset’s specific fit, feel and overall audio quality, increasing the prominence of the Turtle Beach brand and its products in physical retail locations and online.

In 2020, Turtle Beach was the leading console gaming headset manufacturer in North America with an over 45% dollar share of the market, as noted in The NPD Group’s retail tracking service, holding eight of the top 10 selling Xbox and PlayStation® models by revenue. Turtle Beach’s console market share in the U.K. was over 40% in 2020 as reported by GfK Global. We believe the Company has achieved these global market shares by delivering high-quality products that often include first-to-market innovations and robust features, in addition to superior sound and unmatched comfort - key factors that consumers look for when shopping for a gaming headset.

Similar to console headsets, our PC gaming headsets, keyboards, and mice span price points from low to high for entry level to professional gamers with each successive price tier adding features and build quality. We seek to infuse differentiation and innovations in our PC products including our own design for keyboard and mouse click switches, innovative lighting and extensive ergonomic design testing and modeling. In 2020, Turtle Beach’s PC brand – ROCCAT, introduced multiple new products to grow the range of offering and augment the already successful ROCCAT line-up.  These new products include the first jointly developed wireless and wired headsets (the ELO Series) that combined ROCCAT’s award-winning design with Turtle Beach’s audio expertise.  Additionally, ROCCAT released new, pioneering technology and formats for their award-winning Vulcan keyboard series.  ROCCAT also introduced a new line of light-weight and ultra-responsive mice with its new Burst series.

Industry Overview

Gaming Headset Market

Gaming headsets are part of a global software and accessories gaming market which has grown to $183 billion by the end of 2020, a roughly 20% year-over-year increase. The global gaming audience now exceeds global cinema and music markets with over 2.8 billion active gamers worldwide. Gaming peripherals, such as headsets, keyboards, and mice are estimated to be a $5.1 billion business globally with over 75% of that market in the Americas and Europe where the Company’s business is focused. Gaming headsets represent more than a $3.2 billion global market, or more than 60% of the total gaming peripherals market.

Competitive esports is a global phenomenon where professional gamers train and compete to win prize money, partner with major brands, and attract/gain dedicated fans – similar to traditional professional sports. There were approximately 443 million esports viewers in 2019, and that was expected to surge to roughly 495 million viewers by 2020 (11.7% YOY), according to a report from Newzoo. Of those 495 million projected viewers, 272 million will identify as “occasional viewers” and 223 million will consider themselves “esports enthusiasts”.

Many gamers play online where a gaming headset (which typically includes a microphone allowing players to communicate in real-time) provides a more immersive experience and a competitive advantage in the industry’s most popular games and franchises.

PlayStation® and Xbox consoles continue to be dominant gaming platforms in North America and Europe for games that drive headset usage. Consistent with a historical pattern of major new console launches every 7-8 years, Microsoft and Sony released their next generation consoles, Xbox and PlayStation®5 platforms just ahead of holiday 2020. Demand for the new consoles has been very strong and exceeded supply which is a good indicator of the enthusiasm for the latest consoles. Further, industry guidance suggests that with the launch of the new systems, and continued sales of the current consoles, combined console hardware sales will set records in 2021 and 2022.

In 2020, the Nintendo Switch™ completed its third full year in the market with more than 70 million units sold through the end of December 2020, during which there has been an expanding library of games and an increased number of multiplayer chat-enabled games. In addition, Nintendo launched a follow-on product, the Nintendo Switch™ Lite, which is the handheld-only version of their popular gaming console.

While gaming on mobile/tablet devices represents about 50% of the global gaming market and headsets can be used for mobile gaming, console and PC gaming are by-far the largest drivers of gaming headset use.

PC Accessories Market

PC gaming in the U.S. has seen a resurgence in popularity the past few years and continues to be a main gaming platform internationally, driven by big AAA game launches, PC-specific esports leagues, teams and players, content creators and influencers, cross-platform play, and more. While most games are available on multiple platforms, gaming on PC offers advantages that include improved graphics, increased speed and precision of mouse/keyboard controls, and ability for customization. Gaming mice and keyboards are engineered to provide gamers with higher-end performance and a superior gaming experience through benefits including faster response times, improved materials and build quality, programmable buttons and keys, and software suites to customize and control devices and settings.

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

The $2.5 billion market for PC gaming headsets, mice and keyboards grew at 6.2% in 2019 and was forecasted to grow by another 35% in 2020 to almost $3.4 billion. The same gaming, work-from-home, and school/learn-from-home factors benefitted the accessories market where headsets, keyboards, mice and other accessories developed for PC gaming have seen an increase in consumer demand.

PC and console gaming markets are also driven by major game launches and franchises that encourage players to buy equipment and accessories. On Xbox, PlayStation®, and PC flagship games like Call of Duty®, Destiny, Star Wars: Battlefront, Battlefield, Grand Theft Auto, and battle royale games like Fortnite, Call of Duty Warzone, Apex Legends and PlayerUnknown’s Battlegrounds, are examples of major franchises that prominently feature online multiplayer modes which encourage communication and tend to drive increased gaming headset sales. Many of these established franchises launch new titles annually leading into the holidays and as a result which can cause an additional boost to the normally strong holiday sales of gaming accessories.

Microphone Market

The microphone market is estimated to be $2.3 billion in size with roughly $700 million of that estimated to be for digital USB microphones. The market for high-quality microphones, specifically digital microphones is experiencing significant growth as consumers on YouTube, Twitch and other popular platforms are gravitating toward using high-quality professional equipment for their workstations. Additionally, with the increasing trend to remote work  furthered by stay-at-home orders, the need for a great sounding desktop microphone has become an important tool when it comes to working from home, as well as learning from home and staying connected with family and friends.

The 2021 acquisition of Neat Microphones expands Turtle Beach’s reach into the global microphone market, including, in particular, the market for digital/USB microphones which are often used by gamers, streamers, and influencers who also use other PC accessories.

COVID-19 Impact and Outlook

During 2020, as the pandemic created stay-at-home guidance, the gaming accessory market experienced a significant surge in demand as existing gamers began gaming more and new gamers entered the market. In addition, the work-from-home and school/learn-from-home increase created additional demand for accessories, particularly gaming headsets which work well for video and audio calls. As a result, the Company’s 2020 revenues have exceeded historical levels as the overall gaming and headset markets have experienced an unprecedented surge in demand.  Going forward, the effects of the global pandemic and the measures being taken in response are uncertain and difficult to predict. While there were likely certain one-time benefits to demand caused by the stay-at-home orders, we believe millions of new gamers have joined the market which should create an ongoing, larger installed base of players.

Business Strategy

We intend to further build upon Turtle Beach’s brand awareness, superior audio technology and high-quality products, as well as further promote and expand the ROCCAT and Neat Microphones brands in certain geographic regions to increase sales and profitability. The Company's strategy focuses on the following:

•

Continue to Advance Our Turtle Beach Brand. We believe that Turtle Beach’s reputation among consumers is a competitive advantage, and that our success is attributable to our emphasis on delivering the highest quality, most innovative headsets.

•

Expand Our Product Lines.   We continue to invest in the resources necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies. PC gaming headsets, keyboards and mice represent a market that is two times the size of the console gaming headset market with projected double-digit market growth. As shown by the initial success of the recently released Elo series of PC gaming headsets, we continue to believe the PC gaming accessory market can be a great source of growth in the coming years.

•

Grow Revenue in New Markets. We intend to increase our available markets by continuing to develop internally, or through partnerships or acquisitions, products in new gaming accessory or audio categories that we offer to our customers. The latest example, on January 12, 2021, we announced the acquisition of Neat Microphones (“Neat”) that creates, manufactures and sells high-quality digital USB and analog microphones and enables our entry into the $2.3 billion global microphone market, which is experiencing rapid growth in the digital/USB accessories segment.

To maintain our competitive position in our markets we are focused on the following:

•	continuing to deliver innovative, high quality gaming headsets that incorporate advanced audio and wireless technology, while providing a superior game and chat audio experience and unmatched comfort;
•	continuing to deliver innovations in speed, precision, lighting and form factor in gaming keyboards, mice, and other gaming categories that can leverage those capabilities
•	maintaining our position at key retailers with products available in more locations throughout retailers;
•	continuing investments in our ecommerce platforms to drive profitable growth by expanding customer reach, reducing cost-to-serve, and creating differentiated customer experiences;
•

maintaining our strategic relationships, and continuing investment in sponsorships, which we believe provide our brand a larger presence with consumers and creates opportunities for retailers to carry our products; and

•	leveraging high-quality technical support and customer service to exceed consumer expectations and develop brand loyalty.

Intellectual Property

We operate in an industry where innovation, investment in new ideas, and protection of resulting intellectual property rights are critical to success. With over 250 patents, we have a substantial base of intellectual property assets to protect our current and future product development, such as key innovations in gaming headsets, and intend to vigorously enforce such rights.

As a third-party gaming accessory company, certain technology used in the new generation of consoles requires a license to enable products to connect to that platform. While Playstation® does not require any license to produce headsets that can connect, certain connections on the Xbox platforms require the purchase of proprietary chips to integrate into the locked chat audio. The Company currently has the necessary licenses, or can obtain the necessary licenses, to produce compatible products.

Supply Chain and Operations

We have a global network of suppliers that manufacture products to meet our quality standards and cost objectives sought by our customers. We have worked closely with component, manufacturing and global logistic partners to build a supply chain that we consider predictable, scalable and efficient to provide high-quality, reliable products and leading cost management practices. The use of outsourced manufacturing facilities is designed to take advantage of specific expertise and allow for flexibility and scalability to respond to both seasonality and changing demands for our products.

In 2020, due to current economic conditions, and pandemic-related government restrictions, that have slowed down supply chains, we have extended our purchase order lead times and increased our purchasing forecast period to allow for sufficient delivery time.

We believe we have strong, long-term relationships with our suppliers and that, subject to the discussion in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” we will continue to have a sufficient supply of quality products on satisfactory terms.

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

TB Europe, located in the U.K., serves as a primary sales office for the European market and has strengthened our international operations with support for sales, marketing, customer service and distribution.

Our websites, TurtleBeach.com, ROCCAT.org, and Neatmic.com, are important focal points for our marketing efforts, serving as a destination for consumers to learn about the brands, the product offering and as a place to maintain ongoing customer connection. The company saw tremendous growth in online direct sales in 2020 as more consumers opted to shop from home and expect to see this growth continue.

Customers

Our business customer base is comprised primarily of large retailers and distributors, both domestic and international. In 2020, net sales to our major market channels consisted of $213.0 million to North American retail customers, $85.8 million to European customers, $27.7 million to North American distributors and $33.6 million to other customers.

Our five largest individual customers accounted for approximately 61% of our gross sales in 2020, 62% of our gross sales in 2019, and 64% of our gross sales in 2018. During 2020, our three largest customers - Walmart, Target and Amazon - each accounted for between 11% to 23% of our consolidated net sales.

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

Human Capital

As of December 31, 2020, Turtle Beach had roughly 300 employees, of which 253 were full-time salaried employees. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

In order to build and maintain a strong and productive workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our employees.  We are committed to an inclusive and high-performance culture at all levels of the organization.  The Company has a diverse global workforce with larger offices located in four countries.

We are further committed to developing our employees professionally by leveraging our Intellectual Capital (IC) process.  The IC process includes constructive reviews and various talent and leadership development initiatives conducted by the management team and provided throughout an employee’s career.

In response to the COVID-19 pandemic in 2020, we implemented and continue to maintain additional health and safety protocols and new procedures across all of our locations to help ensure the safety and well-being of our employees.  These protocols included the option to work from home, proper hygiene, social distancing, mask use and temperature screenings and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.

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

The effects of the public health crisis caused by the novel coronavirus (“COVID-19”) pandemic and the measures being taken in response are uncertain and difficult to predict, but may include:

•

A decrease in the long-term demand and/or pricing for our products, and a global economic recession that could reduce demand and/or pricing for our products, resulting from actions taken by governments, businesses, and/or the general public in an effort to limit exposure to and spreading of such infectious diseases, such as travel restrictions, quarantines, and business shutdowns or slowdowns;

•

Disruptions to our supply chain in connection with the sourcing, manufacturing and transportation of finished goods and materials, in particular, the negative impact to lead-times and availability of semiconductor components which could lead to shortages preventing us from manufacturing products in the required quantities to support demand;

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

•

Deterioration of worldwide credit and financial markets that could limit our ability to obtain financing, result in losses due to failures of financial institutions and other parties, and cause a higher rate of losses on our accounts receivables due to defaults and bankruptcies; and

•

Deterioration of the financial condition or liquidity, or interruptions to the operations, of our suppliers and customers, including retailers and distributors, could adversely affect the distribution, availability and sales of our products.

Additionally, as a result of stay-at-home orders and government restrictions on retailing operations due to COVID-19, retailers have experienced, and may continue to experience, liquidity constraints or other financial difficulties, which could lead to a reduction in the amount of merchandise purchased from us, an increase in order cancellations or the need to extend payment terms. Any or all of these measures could substantially reduce revenue or have a material adverse effect on our results of operations.

The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our employees, suppliers, manufactures, distributors, retailers, third-party service providers, and/or customers. Additionally, we have seen an increase in demand for our products during the restriction periods and may see a decrease in demand for our products as restrictions imposed for the pandemic are lifted and social functions and activities start returning to pre-pandemic levels.

These effects, alone or taken together, could have a material adverse effect on our business, results of operations or financial condition. An extended period of global supply chain and economic disruption resulting from the COVID-19 pandemic and the government measures adopted in response thereto could exacerbate the foregoing effects. In addition, the potential impacts of COVID-19 also could affect many of our risk factors included in Item 1A of this Report. However, as the COVID-19 situation is unprecedented and continuously evolving, the potential impacts to such risk factors remain uncertain.

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

The manufacture, supply and shipment of our products are dependent upon a limited number of third parties, and our success is dependent upon the ability of these parties to manufacture, supply and ship sufficient quantities of our products to us in a timely fashion, as well as the continued viability and financial stability of these third-parties. In addition, many of our products use components with long order lead times and constrained supply. Any disruption in supply of these components could materially impact the ability of our 3rd party manufacturing partners to produce our products.

Our manufacturers and suppliers’ ability to supply products to us is also subject to a number of risks, including the availability of raw materials or components, their financial instability, the destruction of their facilities, epidemics or work stoppages. Any shortage of raw materials or components or an inability to control costs associated with manufacturing could increase our costs or impair our ability to ship orders in a timely and cost-efficient manner. As a result, we could experience cancellations of orders, refusal to accept deliveries or a reduction in our prices and margins, any of which could harm our financial performance and results of operations.

The outbreak of COVID-19 has led to work and travel restrictions globally which in turn has led to factory closures, interruptions in supply chains, increased regulation and workforce shortages. These issues and others may make it difficult for our suppliers and manufacturers to source raw materials or components, manufacture finished goods and export our products. There may be significant and material disruptions to our supply chain and operations, and delays in the manufacture and shipment of our products, which may then have a material adverse effect on our business or results of operations.

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

We compete with other producers of gaming accessories, including the video game console manufacturers. Our competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies, or develop more commercially successful products for the personal computer or video game platforms than we do. In addition, competitors with large product lines and popular products, in particular the video game console manufacturers, typically have greater leverage with retailers, distributors and other customers, who may be willing to promote products with less consumer appeal in return for access to those competitors’ more popular products.

In the event that a competitor reduces prices, we could be forced to respond by lowering our prices to remain competitive. If we are forced to lower prices, we may be required to “price protect” products that remain unsold in our customers’ inventories at the time of the price reduction. Price protection results in our issuing a credit to our customers in the amount of the price reduction for each unsold unit in that customer’s inventory. Our price protection policies, which are customary in the industry, can have a major impact on our profitability.

The industries in which we operate are subject to competition in an environment of rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies, our revenues could be negatively affected.

We must make substantial product development and other investments to align our product portfolio and development efforts in response to market changes in the gaming industry. We must anticipate and adapt our products to emerging technologies in order to keep those products competitive. When we choose to incorporate a new technology into our products or to develop a product for a new platform or operating system, we are often required to make a substantial investment prior to the introduction of the product. If we invest in the development of a new technology or for a new platform that does not achieve significant commercial success, our revenues from those products likely will be lower than anticipated and may not cover our costs. Further, our competitors may develop or adapt to an emerging technology more quickly or effectively than we do, creating products that are technologically superior to ours, more appealing to consumers, or both.

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

During 2020, our three largest individual customers accounted for approximately 47% of our gross sales in the aggregate. The loss of, or financial difficulties experienced by, any of these or any of our other significant customers, including as a result of the bankruptcy of a customer, could have a material adverse effect on our business, results of operations, financial condition and liquidity. We do not have long-term agreements with these or other significant customers and our agreements with these customers do not require them to purchase any specific amount of products. All of our customers generally purchase from us on a purchase order basis. As a result, agreements with respect to pricing, returns, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each customer. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. In addition, the uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based in part on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. In addition, financial difficulties experienced by a significant customer could increase our exposure to uncollectible receivables and the risk that losses from uncollected receivables exceed the reserves we have set aside in anticipation of this risk or limit our ability to continue to do business with such customers.

If our marketing efforts do not effectively raise the recognition and reputation of our brands, we may not be able to successfully implement our gaming accessory growth strategy. Additionally, Turtle Beach relies on its partnerships with influencers, athletes and esports teams to expand our market and promote our products, which may not perform to our expectations.

We believe that our ability to extend the recognition and favorable perception of our Turtle Beach brand, and the recently acquired ROCCAT and NEAT brands, is critical to implement our gaming accessory growth strategy, which includes maintaining our strong position in console gaming headsets and building our brand recognition and product appeal in PC gaming headsets, keyboards, and mice as well as in additional new categories over time.  These efforts incur significant costs in marketing and these expenditures, however, may not result in a sufficient increase in net sales to cover such costs.

Relationships with new and established influencers, athletes and esports teams have been, and will continue to be important to our future success. We rely on these partners to assist us in generating increased acceptance and use of our product offerings. We have established a number of these relationships, and our growth depends in part on establishing new relationships and maintaining existing ones. Certain partners may not view their relationships with us as significant to their own businesses, and they may reassess their commitment to us or decide to partner with our competitors in the future. We cannot guarantee that any partner will perform their obligations as agreed or that we would be able to specifically enforce any agreement with them. If any partner does not perform consistent with our agreements, we may be subject to reputational or social media risks. Additionally, our failure to maintain and expand these relationships may adversely impact our future revenue.

Our net sales and operating income fluctuate on a seasonal basis and decreases in sales or margins during peak seasons could have a disproportionate effect on our overall financial condition and results of operations.

Historically, a significant portion of our annual revenues have been generated during the holiday season of September to December. If we do not accurately forecast demand for particular products, we could incur additional costs or experience manufacturing delays. Any shortfall in net sales during this period would cause our annual results of operations to suffer significantly.

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

•

If demand for specific products increases beyond what we forecast, our suppliers and third-party manufacturers may not be able to increase production or obtain required components quickly enough to meet the demand. Our failure to meet market demand may lead to missed opportunities to increase our base of gamers, damage our relationships with retailers or harm our business;

•	The on-going transition to new console platforms increases the likelihood that we could fail to accurately forecast demand for headsets and other accessories for these platforms.

Our results of operations and financial condition may be adversely affected by global business, political, operational, financial and economic conditions.

We face global business, political, operational, financial and economic risks inherent in international business, many of which are beyond our control, including:

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

•

compliance with anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, the European Union Anti-Corruption Act and other similar laws, or non-compliance that could subject us to trade sanctions administered by the Office of Foreign Assets Control, the U.S. Department of Commerce and equivalent foreign entities;

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

The electronics industry in general has historically been characterized by a high degree of volatility and is subject to substantial and unpredictable variations resulting from changing business cycles. Our operating results will be subject to fluctuations based on general economic conditions, and in particular conditions that impact discretionary consumer spending. Downturns in the worldwide economy could adversely affect our business.  For example, the health crisis caused by COVID-19 has caused a downturn in the worldwide economy and resulted in adverse economic conditions across the world. If these conditions continue, we could experience a reduction in demand for our products or a lengthening of consumer replacement schedules for our products. Reduced demand for these products could result in decreases in our average selling prices and product sales. A deterioration of current conditions in worldwide credit markets could limit our ability to obtain financing. A lack of available credit in financial markets may adversely affect the ability of our commercial customers to finance purchases and operations and could result in an absence of orders or spending for our products as well as create supplier disruptions. We are unable to predict the likely duration and severity of any adverse economic conditions and disruptions in financial markets and the effects they will have on our business and its financial condition. Difficult economic conditions may also result in a higher rate of losses on our accounts receivables due to defaults or bankruptcies. As a result, a downturn in the worldwide economy could have a material adverse effect on our business, results of operations or financial condition.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud, which could have an adverse effect on our business and financial condition.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires, among other things, that we evaluate our systems and processes and test our internal controls over financial reporting to allow management and our independent registered public accounting firm, as applicable, to report on the effectiveness of our internal control over financial reporting. We have reported the remediation of a material weakness related to the review of material non-routine transactions or events disclosed in our 2018 Annual Report on Form 10-K.  In the future, if we are not able to remediate any identified material weakness or otherwise comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline and we could be subject to sanctions, investigations by the Nasdaq Stock Market, LLC, the SEC or other regulatory authorities, or shareholder litigation.

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

Risks Related to our Intellectual Property and other Legal Matters

Our competitive position will be adversely damaged if our products are found to infringe on the intellectual property rights of others.

Other companies and our competitors may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products. Although we do not believe that our products infringe the proprietary rights of any third parties, we have received notices of alleged infringement in the past and there can be no assurance that infringement or other legal claims will not be asserted against us in the future or that we will not be found to infringe the intellectual property rights of others. The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, resulting in significant and often protracted and expensive litigation. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results could be adversely affected. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of our resources. An adverse result from intellectual property litigation could cause us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;
•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and/or
•	redesign products or services that incorporate the disputed technology.

If we take any of the foregoing actions, we could face substantial costs and shipment delays and our business could be seriously harmed. Although we carry general liability insurance, our insurance may not cover claims of this type or may be inadequate to insure us for all liability that may be imposed.

In addition, it is possible that our customers or end users may seek indemnity from us in the event that our products are found or alleged to infringe the intellectual property rights of others. Any such claim for indemnity could result in substantial costs to us that could adversely impact our operating results.

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

We are susceptible to counterfeiting of our products, which may harm our reputation for producing high-quality products and force us to incur expenses in enforcing our intellectual property rights. Such claims and lawsuits can be expensive to resolve, require substantial management time and resources, and may not provide a satisfactory or timely result, any of which may harm our results of operations. As some of our products are sold internationally, we are also dependent on the laws of many countries to protect and enforce our intellectual property rights. These laws may not protect intellectual property rights to the same extent or in the same manner as the laws of the United States.

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

Our success also depends in part on our ability to obtain and enforce intellectual property protection of our technology, particularly our patents. There is no guarantee any patent be granted on any patent application that we have filed or may file. Claims allowed from existing or pending patents may not be of sufficient scope or strength to protect the economic value of our technologies. Further, any patent that we may obtain will expire at some point, and it is possible that it may be challenged, invalidated or circumvented even prior to expiration.

We may initiate claims or litigation against third parties in the future for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors. These claims could result in costly litigation and divert the efforts of our technical and management personnel. As a result, our operating results could be adversely affected and our financial condition could be negatively impacted.

We are dependent upon third-party intellectual property to manufacture some of our products.

The performance of certain technology used in new generation consoles, such as integrated voice and chat audio from the Xbox platforms is improved by a licensed component to ensure compatibility with our products.

While we currently believe that we have the necessary licenses, or can obtain the necessary licenses, in order to produce compatible products, there is no guarantee that our licenses will be renewed or granted in the first instance in the future. Moreover, if these first parties enter into license agreements with companies other than us for their “closed systems” or if we are unable to obtain sufficient quantities of these headset adapters or chips, we would be placed at a competitive disadvantage.

In order for certain of our headsets to connect to the Xbox platforms’ advanced features and controls, a proprietary computer chip or wireless module is required. As a result, with respect to our products designed for the Xbox platforms, we are currently reliant on Microsoft or their designated supplier to provide us with sufficient quantities. If we are unable to obtain sufficient quantities of these headset adapters or chips, sales of such Xbox platform headsets and consequently our revenues would be adversely affected.

We are licensed and approved by Microsoft to develop and sell Xbox platform compatible audio products pursuant to a license agreement under which we have the right to manufacture (including through third party manufacturers), market and sell audio products for the Xbox platform video game console. Our current Xbox platform headsets are dependent on this license and headsets for future Xbox consoles may also be dependent on this license. Microsoft has the right to terminate that license under certain circumstances set forth in the agreement. Should that license be terminated, our headset offerings may be limited, which could significantly reduce our revenues. While Sony does not currently require a license for audio products to be compatible with PlayStation® consoles, they could do so in the future.

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

We have had, and may continue to have, actions brought against us by stockholders in connection with past transactions, changes in our stock price or other matters. Any such claims, whether or not resolved in our favor, could divert our management and other resources from the operation of our business and otherwise result in unexpected and substantial expenses that would adversely and materially impact our business, financial condition and operating results. For example, and as further described in Note 14, “Commitments and Contingencies,” we are involved in legal proceedings related to the merger of VTBH and Paris Acquisition Corp. involving certain of our stockholders.

Risks Related to Liquidity

In the past, we have depended upon the availability of capital under our revolving credit facility to finance our operations. Any additional financing that we may need may not be available on favorable terms, or at all.

In addition to cash flow generated from operations, we have financed our operations with a credit facility (the “Credit Facility”) provided by Bank of America, as Agent, Sole Lead Arranger and Sole Bookrunner. If we are unable to comply with the financial and other covenants contained in the Credit Facility and are unable to obtain a waiver under the Credit Facility, Bank of America may declare any outstanding borrowings under the Credit Facility immediately due and payable. If we had borrowing under the Credit Facility, such an event would have an immediate and material adverse impact on our business, results of operations, and financial condition. We could be required to obtain additional financing from other sources, and we cannot predict whether or on what terms, if any, additional financing might be available. If we were required to seek additional financing and were unable to obtain it, we might need to change our business and capital expenditure plans, which may have a materially adverse effect on our business, financial condition and results of operations. In addition, any debt under the Credit Facility could make it more difficult to obtain other debt financing in the future. The Credit Facility contains certain financial covenants and other restrictions that limit our ability, among other things, to incur certain additional indebtedness; pay dividends and repurchase stock; make certain investments and other payments; enter into certain mergers or consolidations; engage in sale and leaseback transactions and transactions with affiliates; and encumber and dispose of assets.

If we violate any of these covenants, we will likely be unable to borrow under the Credit Facility. If a default occurs and is not timely cured or waived, Bank of America could seek remedies against us, including termination or suspension of obligations to make loans and issue letters of credit, and acceleration of amounts then outstanding under the applicable Credit Facility. No assurance can be given that we will be able to maintain compliance with these covenants in the future. The Credit Facility is asset based and can only be drawn down in an amount to which eligible collateral exists and can be negatively impacted by extended collection of accounts receivable, unexpectedly high product returns and slow-moving inventory, among other factors. In addition, we have granted the lender a first-priority lien against substantially all of our assets, including trade accounts receivable and inventories. Failure to comply with the operating restrictions or financial covenants could result in the lender terminating or suspending its obligation to make loans and issue letters of credit to us.

General Risk Factors

If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted, our reputation may be damaged, and we may be financially liable for damages.

We rely heavily on information systems to manage our operations, including a full range of retail, financial, sourcing and merchandising systems. We regularly make investments to upgrade, enhance or replace these systems, as well as leverage new technologies to support our growth strategies. In addition, we have implemented enterprise-wide initiatives that are intended to standardize business processes and optimize performance. Further, while many of our employees and certain suppliers with whom we do business operate in a remote working environment during the COVID-19 pandemic, the risk of cybersecurity attacks and data breaches, particularly through phishing attempts, may be increased as we and third-parties with whom we interact leverage our IT infrastructure in previously unanticipated ways during the ongoing COVID-19 pandemic. Any delays or difficulties in transitioning to new systems or integrating them with current systems or the failure to implement our initiatives in an orderly and timely fashion could result in additional investment of time and resources, which could impair our ability to improve existing operations and support future growth, and ultimately have a material adverse effect on our business.

The reliability and capacity of our information systems are critical. Despite preventative efforts, our systems are vulnerable to damage or interruption from, among other things, natural disasters, technical malfunctions, inadequate systems capacity, human error, power outages, computer viruses and security breaches. Any disruptions affecting our information systems could have a material adverse impact on our business. In addition, any failure to maintain adequate system security controls to protect our computer assets and sensitive data, including associate and client data, from unauthorized access, disclosure or use could damage our reputation with our associates and our clients, exposing us to financial liability, legal proceedings (such as class action lawsuits), and/or regulatory action. While we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. As a result, we may not be able to immediately detect any security breaches, which may increase the losses that we would suffer. Finally, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends, in part, on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans.

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

The changes to the trading relationship between the United Kingdom (U.K.) and European Union resulting from the U.K’s exit from the European Union on January 31, 2020 (“Brexit”) will likely result in increased cost of goods imported into and exported from the U.K. and may decrease the profitability of our U.K. and other European operations. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations. A weaker British pound versus the Euro and U.S. dollar also causes local currency results of our U.K. operations to be translated into fewer U.S. dollars during a reporting period. Agreements regarding tariff, trade, regulatory and other aspects of the U.K.’s future relationship with the European Union and its member status were reached on December 24, 2020.  The U.K. parliament approved the agreements on December 30, 2020 and the European Parliament will approve the agreement in 2021.  As such, on January 1, 2021, provisional application of the agreement took effect and the new rules entered into force.

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

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.  These fluctuations may also cause short sellers to periodically enter the market on the belief that we may experience worse results in the future.  We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

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

We may be subject to product liability or warranty claims that could result in significant direct or indirect costs, or we could experience greater returns from retailers than expected, which could harm our net sales. The occurrence of any quality problems due to defects in our products could make us liable for damages and warranty claims in excess of any existing reserves. In addition to the risk of direct costs to correct any defects, warranty claims, product recalls or other problems, any negative publicity related to the perceived quality of our products could also affect our brand image, decrease retailer and distributor demand and our operating results and financial condition could be adversely affected. Changes in production levels or processes could result in increased manufacturing errors, as well as higher component, manufacturing and shipping costs, all of which could reduce our profit margins, result in prices increases and harm our relationships with retailers and consumers.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 – Properties

The table below describes our principal facilities as of December 31, 2020.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Expiration Date of Lease
White Plains	NY	Corporate Headquarters	15,800	2031
San Diego	CA	Administration	13,450	2021
Germany	EU	Administration	800	2022
Taiwan	EU	Administration	14,800	2025
Basingstoke	U.K.	Administration	3,650	2027

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

Shareholders Class Action: On August 5, 2013, VTBH and the Company (f/k/a Parametric Sound Corporation) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire approximately 80% ownership interest and existing shareholders would maintain approximately 20% ownership interest in the combined company (the “Merger”). Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company’s Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada case denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. On September 14, 2017, a unanimous en banc panel of the Nevada Supreme Court granted defendants’ petition for writ of mandamus and ordered the trial court to dismiss the complaint but provided a limited basis upon which plaintiffs could seek to amend their complaint. Plaintiffs amended their complaint on December 1, 2017 to assert the same claims in a derivative capacity on behalf of the Company, as a well as in a direct capacity, against VTBH, Stripes Group, LLC, SG VTB Holdings, LLC, and the former members of the Company’s Board of Directors. All defendants moved to dismiss this amended complaint on January 2, 2018, and those motions were denied on March 13, 2018. Defendants petitioned the Nevada Supreme Court to reverse this ruling on April 18, 2018. On June 15, 2018, the Nevada Supreme Court denied defendants’ writ petition without prejudice. The district court subsequently entered a pretrial schedule and set trial for November 2019. On January 18, 2019, the district court certified a class of shareholders of the Company as of January 15, 2014. On October 11, 2019, the parties notified the district court that they had reached a settlement that would resolve the pending action if ultimately approved by the Court. On January 13, 2020, the district court preliminarily approved the settlement between the plaintiffs and all defendants. A final approval hearing was held on May 18, 2020, wherein the Court approved the settlement and entered final judgment.

On May 22, 2020, PAMTP LLC, which purports to hold the claims of eight shareholders who opted out of the class settlement described above, brought suit against the Company, the Company’s CEO, Juergen Stark, Stripes Group, LLC, SG VTB Holdings, LLC, Kenneth Fox  and members of the Company’s Board of Directors prior to the merger in Nevada state court. This opt-out action asserts the same direct claims that were asserted by the class of shareholders described above. The defendants filed two motions to dismiss this complaint, which were heard on August 10, 2020. The Court denied those motions by order of August 20, 2020. Discovery is ongoing and the case is scheduled for trial in August 2021.

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

The complaint seeks unspecified economic and non-economic losses, as well as allegedly unpaid wages, unreimbursed business expenses statutory penalties, interest, punitive damages and attorneys’ fees. The Company filed a cross-complaint against the former employee on May 25, 2017 for certain activities related to his employment with the Company. Discovery is closed and the case was set for trial on April 6, 2020 in San Diego County Superior Court. Due to the continued closure of the Court, the April 6, 2020 trial date was vacated, and the current trial date is July 9, 2021.

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

Intellectual Property dispute:  On November 24, 2020, ABP Technology Limited (ABP) issued a claim for trade mark infringement in the High Court of England and Wales against Voyetra Turtle Beach, Inc. (“VTB”) and Turtle Beach Europe Limited (“TBEU”) relating to the use by VTB and TBEU of the sign STEALTH on and in relation to gaming headsets in the UK. VTB and TBEU filed and served a Defence to the claim on February 2, 2021. The next stage in the proceedings will be a Case Management Conference (date to be set) at which the Court will give directions for each stage to trial. The trial is expected to be set for mid-2022.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2020  for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s stock is traded on the Nasdaq Global Market under the symbol “HEAR.” The number of holders of record of common stock at January 31, 2021 was 948.

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

The following graph shows a comparison from December 31, 2015 through December 31, 2020 of the cumulative total return assuming a $100 investment in our common stock, the S&P 500 Index and the S&P 500 Consumer Durables Index. In accordance with the rules of the Securities and Exchange Commission, the returns are indexed to a value of $100 at December 31, 2015 and assume that all dividends, if any, were reinvested. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

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

Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

On April 9, 2019, the Company’s board of directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. The following table summarizes, by month, the repurchases made during the three months ended December 31, 2020, under the repurchase program and in connection with shares repurchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
October 1 - 31, 2020	—	$—	—	—
November 1 - 30, 2020	6,204	$17.80	—	—
December 1 - 31, 2020	—	$—	—	—
Total	6,204	$17.80	—

For the fourth quarter of 2020, we repurchased approximately $0.1 million of common shares related to employee transactions. These amounts represent common shares repurchased from employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, which is then remitted on behalf of the employee.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this Report for disclosure relating to our equity compensation plans. Such information will be included in our Proxy Statement or an amendment to this Report, which is incorporated herein by reference.

Item 6 - Selected Financial Data

The following table sets forth selected consolidated financial data for each of the five years ended December 31, 2020. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in this Report.

	Year Ended December 31,
	2020	2019 (1)	2018	2017	2016 (2)
	(in thousands, except per share data)
Net Revenue	$360,093	$234,663	$287,437	$149,135	$173,978
Cost of Revenue	226,305	155,950	178,738	98,132	131,368
Gross Profit	133,788	78,713	108,699	51,003	42,610
Gross Margin	37.2%	33.5%	37.8%	34.2%	24.5%
Operating income (loss)	49,167	10,427	54,041	4,798	(77,701)
Operating Margin	13.7%	4.4%	18.8%	3.2%	(44.7%)
Net income (loss)	$38,746	$17,944	$39,190	$(3,248)	$(87,182)
Net earnings (loss) per share:
Basic	$2.62	$1.24	$2.90	$(0.26)	$(7.18)
Diluted	$2.37	$1.04	$2.74	$(0.26)	$(7.18)
Weighted average number of shares:
Basic	14,801	14,483	13,512	12,336	12,148
Diluted	16,365	15,688	14,289	12,336	12,148
Balance Sheet Data:
Cash and cash equivalents	46,681	8,249	7,078	5,247	6,183
Total Assets	203,453	131,351	121,920	94,251	94,800
Total Debt	—	15,655	37,385	70,265	66,875
Series B Redeemable Preferred Stock	—	—	—	18,921	17,480

(1)	In 2019, we acquired ROCCAT, which contributed revenue of $14.4 million in the year and $23.9 million of total assets on the date of acquisition.
(2)	Includes a $7.1 million charge for inventory reserves associated with the HyperSound restructuring and goodwill and other intangibles impairment charges of $63.2 million.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2020.

Turtle Beach Corporation (herein referred to as the “Company,” “we,” “us,” or “our”), headquartered in White Plains, New York, and incorporated in the state of Nevada in 2010, is a premier audio technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach® and ROCCAT® brands.

•

Turtle Beach is a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices.

•	ROCCAT is a gaming headsets, keyboards, mice and other accessories brand focused in the personal computer peripherals market.

Business Trends

Gaming Headset Market

Based on sales tracking data from The NPD Group, Inc. (“NPD Group”), the console gaming headset market in our largest market, the United States, increased by 41.3% in 2020. This was the result of unprecedented growth in the console gaming headset market during the pandemic when new gamers entered the market, lapsed gamers started playing again, existing gamers played more, and non-gamers bought headsets for remote learning.   The Company’s market share in the United States was over 45% in 2020.

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

Additionally, with the COVID-19 pandemic and consumers following stay-at-home guidance, gaming headsets have seen increase driven by an overall increase in gaming, and by work-from-home, school/learn-from-home, and because chatting with friends during online play has become a main form of daily interactivity and communication for many.

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

Audio Accessories Market

On January 12, 2021, we announced the acquisition of Neat Microphones (“Neat”) that creates, manufactures and sells high-quality digital USB and analog microphones. Neat‘s accomplished leadership team includes the former founders of Blue Microphones, inventors of the first high-performance USB microphone, and pioneers behind other award-winning microphones that have revolutionized how professionals and consumers capture their voice, music and more. The acquisition enables our entry into the $2.3 billion global microphone market, which is experiencing rapid growth in the digital/USB accessories segment where Neat’s product innovation is focused.

Seasonality

Our gaming accessories business is seasonal with a significant portion of sales and profits typically occurring around the holiday period. Historically, more than 45% of revenues are generated during the period from September through December as new products are introduced and consumers engage in holiday shopping.

In connection with the seasonality of the business, historically the Company’s borrowings on the revolving credit facility increased as a result of the holiday inventory build leading up to year-end and declined on gross receipts during the first quarter of the following year. In 2020, as a result of the unprecedented revenue, the Company ended the year with no outstanding borrowings under its revolving credit facility.

COVID-19 Outlook

The effects of the global pandemic and the measures being taken in response are uncertain and difficult to predict. As a result of government mandated stay-at-home orders, the Company’s 2020 revenues have exceeded historical levels as the overall gaming and headset markets have experienced an unprecedented surge in demand. However, the risk of a global economic recession may adversely impact the long-term demand and/or pricing for our products, constrain retail sales of our products, constrain supply of our products, or delay the supply of the next generation Xbox and PlayStation® consoles.

Results of Operations

Management Overview

During 2020, driven by stay-at-home orders, demand surged for everything related to gaming, and supporting the remote “work-from-home” environment, including hardware, software and accessories for both consoles and PC; and Turtle Beach capitalized on this demand and outpaced the market based on the strength of our products and brand as well as our supply and retail execution.  In 2020, overall console headset sales increased by $235M over 2019 for North America, of which Turtle Beach revenue increased by $127M, an increase of 52% vs. 42% for the market.

Further, our investments to drive growth resulted in the Elo series PC gaming headsets, the first products that blend ROCCAT’s award-winning design and innovation with Turtle Beach’s gaming audio expertise and exclusive audio technologies.  As a result, combined with the newly released Vulcan Keyboards and Burst Pro Mouse, revenue related to our ROCCAT products more than doubled in 2020.

For 2020, our reported net income was $38.7 million, or diluted net income per share of $2.37, with cash from operating activities of $51 million reflective of higher gross receipts, which was partially offset by certain costs to align inventory levels with elevated consumer demand.

Forward looking, we continue to be very excited about the recent launches for PlayStation®5 and Microsoft's new Xbox platform consoles, and to step up our investments to capitalize on new opportunities and, with the integration of the ROCCAT acquisition, the recent Neat acquisition, the excellent team we have here, and our strong continued execution, we will continue to take actions to enable and drive further expansion and growth.

This year, ROCCAT introduced its groundbreaking optical switch technology that registers key strokes and mouse clicks that are significantly more responsive than standard switches and, in 2021, ROCCAT will continue filling out its entire lineup with additional keyboard, mouse and headset offerings targeting various price points and performance minded gamers.

Whereas, the acquisition of Neat Microphones, whose leadership team includes the former founders of Blue Microphones, inventors of the first high-performance USB microphone, further expands Turtle Beach’s portfolio with a variety of advanced microphone products slated to launch throughout 2021 to meet the growing demand for high-quality, affordable microphones.

Finally, we believe the strong underlying consumer demand continues to be driven by greater overall engagement of existing gamers as well as new and lapsed gamers joining the market as new gaming headset users. In addition, non-gamers continue to buy headsets for at-home work, school and socializing.

Key Performance Indicators and Non-GAAP Measures

Management routinely reviews key performance indicators including revenue, operating income and margins, and earnings per share, among others. In addition, we believe certain other measures provide useful information to management and investors about us and our financial condition and results of operations for the following reasons: (i) they are measures used by our board of directors and management team to evaluate our operating performance; (ii) they are measures used by our management team to make day-to-day operating decisions; (iii) the adjustments made are often viewed as either non-recurring or not reflective of ongoing financial performance and/or have no cash impact on operations; and (iv) the metrics are used by securities analysts, investors and other interested parties as a common operating performance measure to compare results across companies in our industry by adjusting for potential differences caused by variations in capital structures (affecting relative interest expense), and the age and book value of facilities and equipment (affecting relative depreciation and amortization expense). These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and, given the limitations of these metrics as analytical tools, should not be considered a substitute for gross profit, gross margins, net income (loss) or other consolidated income statement data as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•

Adjusted EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation (non-cash) and certain non-recurring special items that we believe are not representative of core operations.

•	Cash Margins is defined as gross margin excluding depreciation, amortization and stock-based compensation.

Adjusted EBITDA

Adjusted EBITDA (and a reconciliation to net income, the nearest GAAP financial measure) for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended
	December 31,
	2020	2019	2018
	(in thousands)
Net income	$38,746	$17,944	$39,190
Interest expense	467	929	5,335
Depreciation and amortization	5,248	5,198	4,257
Stock-based compensation	5,549	3,558	1,877
Income tax expense (benefit)	13,711	(6,237)	1,737
Unrealized loss (gain) on financial instrument obligation	—	(1,601)	5,291
Acquisition-related settlement	(1,702)	—	—
Change in fair value of contingent consideration	(1,121)	(471)	—
Business transaction expense	550	3,516	—
Adjusted EBITDA	$61,448	$22,836	$57,687

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Net income for the year ended December 31, 2020 was $38.7 million compared to a net income of $17.9 million in the prior year for the years ended December 31, 2020 and 2019, respectively.

For the year ended December 31, 2020, Adjusted EBITDA was $61.4 million compared to $22.8 million, for the year ended December 31, 2019. Net income and Adjusted EBITDA increased primarily due to higher revenue and favorable business mix as the Company capitalized on the surging stay-at-home driven gaming consumer demand and outpaced the market based on brand strength and product availability.

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

Financial Results

The following table sets forth the Company’s statements of operations for the periods presented:

	Year Ended
	December 31,
	2020	2019	2018
	(in thousands)
Net revenue	$360,093	$234,663	$287,437
Cost of revenue	226,305	155,950	178,738
Gross profit	133,788	78,713	108,699
Gross margin	37.2%	33.5%	37.8%

Operating expenses	84,621	68,286	54,658
Operating income	49,167	10,427	54,041
Interest expense	467	929	5,335
Other non-operating expense (income), net	(3,757)	(2,209)	7,779
Income before income tax	52,457	11,707	40,927
Income tax expense (benefit)	13,711	(6,237)	1,737
Net income	$38,746	$17,944	$39,190

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented:

	Year Ended
	December 31,
	2020	2019	2018
	(in thousands)
Net Revenue	$360,093	$234,660	$287,378
Gross Profit	$133,788	$78,713	$108,784
Gross Margin	37.2%	33.5%	37.9%
Cash Margin (1)	38.1%	34.4%	38.2%

(1)	Excludes non-cash charges of $3.3 million for 2020, $2.1 million for 2019, and $0.9 million for 2018.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Net revenues for year ended December 31, 2020 was $360.1 million, a $125.4 million, or 53.5%, increase from $234.7 million in 2019. This is due to a surge in gaming activity, including an influx of new gamers, returning gamers, and non-gaming headset use, ignited by state and local stay-at-home orders in place for a significant part of 2020 along with strong execution to rapidly increase supply to meet the increase in demand.

For the year ended December 31, 2020, gross profit as a percentage of net revenue increased to 37.2% from 33.5% in the prior year. Margins were positively impacted by lower promotional activity, favorable business mix, and volume-driven fixed costs leverage, partially offset by certain air freight to enable retail supply and higher tariff costs.

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

Operating Expenses

	Year Ended
	December 31,
	2020	2019	2018
	(in thousands)
Selling and marketing	$46,779	$38,634	$32,389
Research and development	12,265	7,856	5,611
General and administrative	25,027	18,280	16,658
Acquisition integration costs	550	3,516	—
Total operating expenses	$84,621	$68,286	$54,658

Selling and Marketing

Selling and marketing expense for the year ended December 31, 2020 totaled $46.8 million, or 13.0% as a percentage of net revenues, compared to $38.6 million, or 16.5% as a percentage of net revenues, for the prior year. This increase was primarily due to the inclusion of acquired ROCCAT-related headcount, volume-based direct sales related fees and commissions, and increased digital media spend to build ROCCAT brand awareness, partially offset by decreases in marketing event spend, retail marketing initiatives and advertising display depreciation.

Selling and marketing expense for the year ended December 31, 2019 totaled $38.6 million, or 16.5% as a percentage of net revenues, compared to $32.4 million, or 11.3% as a percentage of net revenues, for the year ended December 31, 2018. This increase was primarily due to incremental costs associated with ROCCAT related headcount and expenses and certain digital and sponsorship initiatives, partially offset by decreases in revenue-based commissions and advertising display depreciation.

Research and Development

For the year ended December 31, 2020, we invested $12.3 million in research and development, an increase from prior years attributable to the expansion of PC accessories development capability and, the Stealth 600 and Stealth 700 Gen 2 wireless gaming headsets for the recently-launched Xbox and PlayStation®5 platforms, investments to increase the company’s software capabilities, and investments to begin work on several new product categories launching in 2021.

For the years ended December 31, 2019 and 2018, we expended $7.9 million and $5.6 million, respectively, reflective of new product initiatives, patent related costs and ROCCAT headcount expenses for 2019,  and new headset portfolio expansion to launch the Atlas line of PC gaming headsets for 2018.

General and Administrative

General and administrative expenses for the year ended December 31, 2020 increased $6.7 million to $25.0 million compared to $18.3 million for the year ended December 31, 2019. The year-over-year increase was primarily due to the inclusion of acquired ROCCAT-related expenses ($1.5 million), higher variable compensation costs, increased professional and legal services, and certain legal settlements.

General and administrative expenses for the year ended December 31, 2019 increased $1.6 million to $18.3 million compared to $16.7 million for the year ended December 31, 2018. The year-over-year increase was primarily due to the inclusion of acquired ROCCAT-related expenses ($1.9 million) and higher non-cash stock expense, partially offset by lower variable compensation costs.

Interest Expense

Interest expense decreased $0.5 million for the year ended December 31, 2020 compared to the prior year due to reduced revolver usage during the record revenue year, increasing cash-on-hand balances.

Interest expense decreased $4.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 due to the full repayment of the subordinated notes and term loans, and the exchange of the Series B redeemable preferred stock, both of which occurred in 2018.

Income Taxes

Income tax expense for the year ended December 31, 2020 was $13.7 million at an effective tax rate of 26.1% compared to income tax benefit of $6.2 million for the year ended December 31, 2019 at an effective tax rate of (53.3%). The effective tax rate was primarily impacted by permanent items including state taxes, executive compensation, and reserves for uncertain tax positions.

Income tax benefit for the year ended December 31, 2019 was $6.2 million at an effective tax rate of (53.3%) compared to income tax expense of $1.7 million for the year ended December 31, 2018 at an effective tax rate of 4.2%. The effective tax rate was primarily impacted by a change in the valuation allowance for deferred tax assets of $10.1 million, which included a $7.4 million benefit related to the release of the valuation allowance in certain jurisdictions.

Other Non-Operating Expense (Income)

Other non-operating income totaled $3.8 million for the year ended December 31, 2020, including a $1.7 million acquisition-related settlement gain and $1.2 million fair value of contingent consideration reversal, compared to other non-operating income of $2.2 million for the year ended December 31, 2019, which included a $1.6 million unrealized gain related to the change in value of a financial instrument obligation.

Other non-operating expense totaled $7.8 million for the year ended December 31, 2018, which included a $5.3 million loss from the change in fair value of a financial instrument, $1.6 million loss on extinguishment related to the prepayment of our Term Loan and Subordinated Notes and the negative exchange impact of the stronger U.S. dollar on our foreign operations.

Liquidity and Capital Resources

Our primary sources of working capital are cash flow from operations and availability of capital under our revolving credit facility, which was minimally used in the last year. We have funded operations and acquisitions in recent periods with operating cash flows and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Year Ended
	December 31,
	2020	2019	2018
	(in thousands)
Cash and cash equivalents at beginning of period	$8,249	$7,078	$5,247
Net cash provided by operating activities	51,050	39,374	42,249
Net cash used for investing activities	(5,663)	(14,579)	(5,079)
Net cash used for financing activities	(7,413)	(24,180)	(35,129)
Effect of foreign exchange on cash	458	556	(210)
Cash and cash equivalents at end of period	$46,681	$8,249	$7,078

Operating activities

Cash provided by operating activities for the year ended December 31, 2020 was $51.1 million, an increase of $11.7 million as compared to $39.4 million for the year ended December 31, 2019. This is primarily the result of higher gross receipts, partially offset by increased product purchases, and related air freight costs, to align inventory levels with elevated consumer demand.

Cash provided by operating activities for the year ended December 31, 2019 was $39.4 million, a decrease of $2.9 million as compared to cash used in operating activities of $42.2 million for the year ended December 31, 2018. This is primarily the result of lower gross receipts, incremental ROCCAT costs, increased sales and marketing-related expenditures, partially offset by a reduction in inventory purchases.

Investing activities

Cash used for investing activities was $5.7 million of capital expenditures primarily related to in-store advertising displays, new product manufacturing tooling and internal system upgrades during the year ended December 31, 2020 compared to $14.6 million in 2019, which included $12.7 million related to the ROCCAT acquisition and $1.9 million of capital expenditures.

Cash used for investing activities was $14.6 million during the year ended December 31, 2019 compared to $5.1 million in 2018, as a result of the $12.7 million related to the ROCCAT acquisition and $1.9 million of capital expenditures, compared to $5.1 million of capital expenditures in the prior year.

Financing activities

Net cash used for financing activities was $7.4 million during the year ended December 31, 2020 compared to net cash used for financing activities of $24.2 million and net cash used for financing activities of $35.1 million during the years ended December 31, 2019 and 2018, respectively. Financing activities during the year included net repayments on our revolving credit facility of $15.7 million, offset by $4.3 million received from the sale of equity securities and proceeds from exercise of stock options of $4.2 million.

Financing activities in 2019 included net repayments on our revolving credit facility of $21.7 million and $2.5 million of common stock repurchases.

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

Foreign cash balances at December 31, 2020 and December 31, 2019 were both $5.9 million.

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

During 2020, the Company sold a total of 237,813 shares of its common stock under the Sales Agreement in the open market at an average gross selling price of $18.39 per share for net proceeds of $4.4 million.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans, 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans and 2.00% and 2.75% for the FILO Loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees. As of December 31, 2020, interest rates for outstanding borrowings were 3.75% for base rate loans and 3.00% for LIBOR rate loans.

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

As of December 31, 2020, the Company was in compliance with all the financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $67.5 million.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity for which we have an obligation to the entity that is not recorded in the consolidated financial statements. As of December 31, 2020, there are no significant off-balance sheet arrangements.

Contractual Obligations

Our principal commitments primarily consist of obligations for minimum payment commitments to lessors for office space and the revolving credit facility. As of December 31, 2020, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Contractual Obligations: (1) (3)
Operating lease obligations (2)	$7,076	$1,123	$2,303	$1,294	2,356
Total	$7,076	$1,123	$2,303	$1,294	$2,356

(1)

Contractual obligations exclude tax liabilities of $2.4 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

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

Item 7A. - Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. The Company’s market risk exposure is primarily a result of fluctuations in interest rates, foreign currency exchange rates and inflation.

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of December 31, 2020, we do not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure, primarily, with respect to the British Pound and Euro. As of December 31, 2020 and 2019, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

Item 8. - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Turtle Beach Corporation

White Plains, New York

  Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Turtle Beach Corporation and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 4, 2021 expressed an unqualified opinion thereon.

Change in Accounting Principle Related to Leases

As discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Sales Returns

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company provides certain customers the option to return defective goods back to the Company.   A sales returns allowance is recorded in the period of the sale based upon an expected value method, which is based on the Company’s prior experience and current return trends.  As of December 31, 2020 and 2019, the Company had accrued a sales returns allowance of approximately $11.2 million and $8.8 million, respectively.

We identified the assessment of the allowance for certain sales returns as a critical audit matter. Auditor judgment was required to evaluate certain assumptions which had a higher degree of measurement uncertainty. Key assumptions included the determination of the period of sales for which the sales return rate should be applied.  Auditing this element involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating the expected return period for a sample of defective return goods, which is based on newly released products and the time of first receipt of the defective goods.
•	Assessing the Company’s historical ability to estimate the key assumptions by comparing historical estimated sales return allowance in aggregate to actual returns received by customers in aggregate.
•	Evaluating the Company’s key assumptions by comparing to actual returns subsequent to year-end in the aggregate, as compared to the current sales return allowance at year-end.

Allowance for Cash-Based Incentive Reserve

As discussed in Note 1 to the consolidated financial statements, the Company provides certain customers cash-based incentives which include price concessions as a reduction to the customer sales invoice.  All cash-based incentives are recorded in the period of the sale based upon the expected value method, which is based on the Company’s prior experience and current trends.  As of December 31, 2020 and 2019, the Company had accrued an allowance for cash-based incentives of approximately $18.6 million and $16.0 million, respectively.

We identified the assessment of the allowance for price concessions as a critical audit matter. Auditor judgment was required to evaluate certain assumptions which had a higher degree of measurement uncertainty. The key assumption includes the volume of sales to which these price concessions will be applied.  Auditing this element involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•	Assessing the Company’s historical ability to estimate key assumptions by comparing the prior year estimated price concessions in aggregate to actual subsequent credits issued.
•	Evaluating the Company’s key assumptions by comparing them to actual credits issued subsequent to year-end in aggregate, as compared to the current allowance for price concessions at year-end.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2014.

New York, New York
March 4, 2021

Turtle Beach Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$46,681	$8,249
Accounts receivable, less allowances of $29,897 and $24,940 in 2020 and 2019, respectively	43,867	44,530
Inventories	71,301	45,711
Prepaid expenses and other current assets	8,127	4,057
Total Current Assets	169,976	102,547
Property and equipment, net	6,575	3,962
Deferred income taxes	6,946	7,439
Goodwill	8,178	8,515
Intangible assets, net	5,138	6,011
Other assets	6,640	2,877
Total Assets	$203,453	$131,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$—	$15,655
Accounts payable	42,529	22,511
Other current liabilities	36,122	26,422
Total Current Liabilities	78,651	64,588
Deferred income taxes	128	153
Other liabilities	8,275	3,223
Total Liabilities	87,054	67,964
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 15,475,504 and 14,488,152 shares issued and outstanding as of December 31, 2020 and 2019, respectively	15	14
Additional paid-in capital	190,568	176,776
Accumulated deficit	(74,773)	(113,519)
Accumulated other comprehensive income	589	116
Total Stockholders’ Equity	116,399	63,387
Total Liabilities and Stockholders’ Equity	$203,453	$131,351

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statements of Operations

	Year ended December 31,
	2020	2019	2018
	(in thousands, except per-share data)
Net revenue	$360,093	$234,663	$287,437
Cost of revenue	226,305	155,950	178,738
Gross profit	133,788	78,713	108,699
Operating expenses:
Selling and marketing	46,779	38,634	32,389
Research and development	12,265	7,856	5,611
General and administrative	25,577	21,796	16,658
Total operating expenses	84,621	68,286	54,658
Operating income	49,167	10,427	54,041
Interest expense	467	929	5,335
Other non-operating expense (income), net	(3,757)	(2,209)	7,779
Income before income tax	52,457	11,707	40,927
Income tax expense (benefit)	13,711	(6,237)	1,737
Net income	$38,746	$17,944	$39,190

Net income per share
Basic	$2.62	$1.24	$2.90
Diluted	$2.37	$1.04	$2.74
Weighted average number of shares:
Basic	14,801	14,483	13,512
Diluted	16,365	15,688	14,289

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Net income	$38,746	$17,944	$39,190
Other comprehensive income (loss):
Foreign currency translation adjustment	473	592	(273)
Other comprehensive income (loss)	473	592	(273)
Comprehensive income (loss)	$39,219	$18,536	$38,917

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,746	$17,944	$39,190
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,359	4,556	3,954
Amortization of intangible assets	889	642	303
Amortization of debt financing costs	189	189	1,081
Stock-based compensation	5,549	3,558	1,877
Accrued interest on Series B redeemable preferred stock	—	—	501
Paid-in-kind interest	—	—	2,028
Deferred income taxes	468	(7,473)	549
Change in sales returns reserve	2,418	(397)	3,679
Provision for doubtful accounts	215	(10)	431
Provision for obsolete inventory	5,085	3,483	3,437
Loss on disposal of property and equipment	42	28	111
Unrealized loss (gain) on financial instrument obligation	—	(1,601)	5,291
Decrease in unrecognized tax benefit	—	(686)	—
Decrease in fair value of contingent consideration	(1,121)	(471)	—
Loss on debt extinguishment	—	—	1,572
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,755)	9,931	(6,978)
Inventories	(30,675)	7,264	(25,391)
Accounts payable	18,668	(393)	4,101
Prepaid expenses and other assets	(4,108)	(66)	(481)
Income taxes payable	4,178	(371)	562
Other liabilities	7,902	3,247	6,432
Net cash provided by operating activities	51,049	39,374	42,249
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,663)	(1,912)	(5,079)
Acquisition of a business, net of cash acquired	—	(12,667)	—
Net cash used for investing activities	(5,663)	(14,579)	(5,079)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	323,593	219,910	361,073
Repayment of revolving credit facilities	(339,248)	(241,640)	(362,154)
Proceeds of term loan	—	—	3,265
Proceeds from sale of equity securities	4,373	—	—
Repayment of term loan	—	—	(14,985)
Repayment of subordinated notes - related party	—	—	(23,940)
Settlement of Series B redeemable preferred stock	—	—	(1,390)
Proceeds from exercise of stock options and warrants	4,195	330	4,235
Repurchase of common stock	—	(2,525)	—
Repurchase of common stock to satisfy employee tax withholding obligations	(325)	(255)	(246)
Debt financing costs	—	—	(612)
Cash portion of loss on debt extinguishment	—	—	(375)
Net cash used for financing activities	(7,412)	(24,180)	(35,129)
Effect of exchange rate changes on cash and cash equivalents	458	556	(210)
Net increase (decrease) in cash and cash equivalents	38,432	1,171	1,831
Cash and cash equivalents - beginning of period	8,249	7,078	5,247
Cash and cash equivalents - end of period	$46,681	$8,249	$7,078
SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$309	$769	$1,496
Cash paid for income taxes, net of refunds	$8,041	$2,317	$—
Accrual for purchases of property and equipment	$1,351	$16	$348
Reclassification of financial instrument obligation	$—	$6,248	$—
Exchange of Series B redeemable preferred stock	$—	$—	$18,032

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2017	12,349	12	148,082	(170,048)	(203)	(22,157)
Cumulative effect of the adoption of ASC 606	—	—	—	(605)	—	(605)
Net income	—	—	—	39,190	—	39,190
Other comprehensive loss	—	—	—	—	(273)	(273)
Issuance of common stock in exchange for Series B redeemable preferred stock, net of issuance costs	1,307	1	15,474	—	—	15,475
Issuance of restricted stock	56	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	(12)	—	(246)	—	—	(246)
Issuance of common stock upon exercise of warrants	77	—	778	—	—	778
Stock options exercised	491	1	3,456	—	—	3,457
Stock-based compensation	—	—	1,877	—	—	1,877
Balance at December 31, 2018	14,268	14	169,421	(131,463)	(476)	37,496
Net income	—	—	—	17,944	—	17,944
Other comprehensive income, net of tax	—	—	—	—	592	592
Reclassification of financial instrument obligation	—	—	6,248	—	—	6,248
Issuance of restricted stock	130	—	(1)	—	—	(1)
Repurchase of common stock and retirement of related treasury shares	(23)	—	(255)	—	—	(255)
Common stock buyback	(271)	—	(2,525)	—	—	(2,525)
Issuance of common stock upon exercise of warrants	296	—	—	—	—	—
Stock options exercised	89	—	330	—	—	330
Stock-based compensation	—	—	3,558	—	—	3,558
Balance at December 31, 2019	14,488	$14	$176,776	$(113,519)	$116	$63,387
Net income	—	—	—	38,746	—	38,746
Other comprehensive income, net of tax	—	—	—	—	473	473
Issuance of restricted stock	157	1	—	—	—	1
Repurchase of common stock and retirement of related treasury shares	(25)	—	(325)	—	—	(325)
Proceeds of sales of equity securities	238	—	4,373	—	—	4,373
Stock options exercised	618	—	4,195	—	—	4,195
Stock-based compensation	—	—	5,549	—	—	5,549
Balance at December 31, 2020	15,475	$15	$190,568	$(74,773)	$589	$116,399

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

VTB Holdings, Inc. (“VTBH”), a wholly-owned subsidiary of Turtle Beach Corporation and the owner of Voyetra Turtle Beach, Inc. (“VTB”), was incorporated in the state of Delaware in 2010. VTB, the owner of Turtle Beach Europe Limited (“TB Europe”), was incorporated in the state of Delaware in 1975 with operations principally located in White Plains, New York.

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

The novel coronavirus (“COVID-19”) pandemic has disrupted worldwide economic markets and the extent to which COVID-19 continues to affect the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict. During 2020, the Company experienced a significant increase in demand for its products due to the COVID-19-related stay-at-home orders, which resulted in increased revenue. Nonetheless, the Company continues to actively monitor and assess the impact of the pandemic on its business, operations, and financial condition.

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

Certain customers may receive cash-based incentives (including cash discounts, quantity rebates, and price concessions), which are accounted for as variable consideration. Provisions for sales returns are recognized in the period the sale is recorded based upon the Company's prior experience and current trends. These revenue reductions are established by the Company based upon management’s best estimates at the time of sale following the historical trend, adjusted to reflect known changes in the factors that impact such reserves and allowances, and the terms of agreements with customers. As of December 31, 2020 and 2019, the Company had an allowance for cash-based incentives of $18.6 million and $16.0 million, respectively, and an allowance for sales returns of $11.2 million and $8.8 million, respectively, and does not expect to have significant changes in its estimates for variable considerations.

Cost of Revenue and Operating Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Revenue	Operating Expenses
Cost to manufacture products;	Payroll, bonus and benefit costs;
Freight costs associated with moving product from suppliers to distribution centers and to customers;	Costs incurred in the research and development of new products and enhancements to existing products;
Costs associated with the movement of merchandise through customs;	Depreciation related to demonstration units;
Costs associated with material handling and warehousing;	Legal, finance, information systems and other corporate overhead costs; and
Global supply chain personnel costs; and	Sales commissions, advertising and marketing costs.
Product royalty costs.

Product Warranty Obligations

The Company provides for product warranties in accordance with the contract terms given to various customers by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products.

Marketing Costs

Costs associated with the production of advertising, such as print and other costs, as well as costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first appears in public. Advertising costs were approximately $8.5 million, $7.5 million and $6.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company also incurs co-operative advertising costs that represent reimbursements to customers for shared marketing expenses for sale of its products. These reimbursements are recorded as reductions of net revenue based on a percentage of sales for all period presented. Co-operative advertising reimbursements were approximately $6.8 million, $5.7 million and $5.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

When performing the Company’s evaluation of goodwill for impairment, if it concludes qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company performs its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value a goodwill impairment charge would be recorded for the amount by which the reporting unit’s carrying amount exceeds its fair value. In addition, identifiable intangible assets having indefinite lives are reviewed for impairment on an annual basis using a methodology consistent with that used to evaluate goodwill.

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

 The Company conducted its annual impairment assessment on November 1, 2020 taking a qualitative evaluation approach to determine if there were any adverse market factors or changes in circumstances that would indicate that the carrying value of goodwill as determined in connection with the current year acquisition may not be recoverable. The Company’s qualitative assessment included an analysis of business changes, economic outlook, financial trends and forecasts, and events or circumstances that could unfavorably impact the key assumptions.  Based on this review, management determined that no events or changes in circumstances indicated that the carrying value may not be recoverable and further consideration of potential goodwill impairment was not considered necessary.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, revolving line of credit, long-term debt and warrants reported as a financial instrument obligation. Cash equivalents are stated at amortized cost, which approximated fair value as of the consolidated balance sheet dates due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The revolving line of credit is stated at the carrying value as the stated interest rate approximates market rates currently available to the Company, which are considered Level 2 inputs.

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at December 31, 2020 and 2019.

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

Accounts receivable are unsecured and represent amounts due based on contractual obligations of customers. The Company’s three largest individual customers accounted for approximately 47% of its gross sales in the aggregate for the year ended December 31, 2020, or individually 11%, 23% and 13%, compared to 11%, 20% and 9% in  2019  and  9%, 19% and 11% in  2018. In addition, these three customers accounted for 1%, 34% and 10% of accounts receivable as of December 31, 2020 and 33%, 29% and 9% as of December 31, 2019.

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

Foreign cash balances at December 31, 2020 and 2019 were $5.9 million and $5.9 million, respectively.

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

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," amending the accounting for the impairment of financial instruments, including trade receivables. Under previous guidance, credit losses were recognized when the applicable losses had a probable likelihood of occurring and this assessment was based on past events and current conditions. The amended guidance eliminates the “probable” threshold and requires an entity to use a broader range of information, including forecast information when estimating expected credit losses. Generally, this should result in a more timely recognition of credit losses. The requirements of the amended guidance should be applied using a modified retrospective approach except for debt securities, which require a prospective transition approach. We adopted this guidance as of January 1, 2020. The adoption of this guidance did not have a material impact on our financial condition and results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment. A goodwill impairment will be measured by the amount by which a reporting unit’s carrying value exceeds its fair value, with the amount of impairment not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, and must be adopted on a prospective basis. The Company adopted ASU No. 2017-04 prospectively on January 1, 2020, which did not have a material impact on the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Non-employee Share-Based Payment Accounting, that expands the scope of Topic 718, Compensation—Stock Compensation, to include share-based payments issued to non-employees for goods or services and substantially aligned the accounting for share-based payments to non-employees and employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The adoption of ASU No. 2018-07 did not have a material impact on the financial statements.

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

Note 2. Acquisitions

Neat Microphones

On January 12, 2021, the Company acquired certain assets related to the Neat Microphones business of Stray Electrons LLC, a California limited liability company.  The closing payment was funded from cash on the Company’s balance sheet.  Neat creates, manufactures, and sells high-quality digital USB and analog microphones that embrace cutting-edge technology and design.

ROCCAT

On May 31, 2019, the Company completed its acquisition of the business and assets of ROCCAT, a provider of gaming keyboards, mice and other accessories for a purchase price of approximately $12.7 million and up to $3.4 million in potential earn-outs based on revenues for the years ended December 31, 2019 and 2020, as provided in the asset purchase agreement. The purchase price was paid in cash at closing and was funded by the Company’s cash reserves and additional borrowings under its credit facility. In addition, business transaction costs incurred in connection with the acquisition of $0.6 million and $3.5 million for the years ended December 31, 2020 and 2019, respectively, were recorded as a component of “General and administrative” expenses in the Condensed Consolidated Statements of Operations.

The ROCCAT purchase price allocation as of May 31, 2019 is shown in the following table:

(In thousands)	Amount
Receivables	$1,366
Inventories	6,986
Property and equipment	1,110
Intangible assets	5,589
Other long-term assets	461
Accounts payable	(5,399)
Accrued and other current liabilities	(3,704)
Contingent consideration	(1,592)
Other non-current liabilities	(328)
Total identifiable net assets	4,489
Goodwill	8,178
Total consideration	$12,667

The fair values of ROCCAT’s assets and liabilities was determined based on estimates and assumptions that management believes are reasonable. These adjustments primarily relate to certain short-term assets, intangible assets, and certain liabilities including contingent consideration. The Company and the sellers of ROCCAT have agreed to settle an amount related to sales returns and allowances for approximately $1.8 million, which is included in “Accrued and other current liabilities” in the table above.

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

For the year ended December 31, 2019, revenue related to ROCCAT products was $14.4 million. Given that the ROCCAT operations have been substantially integrated into our legacy business, the Company is unable to provide the results of operations attributable to ROCCAT going forward.

The Company has not presented combined pro forma financial information of the Company and the pre-acquisition ROCCAT business because the results of operations of the acquired business are considered immaterial.

No payment will be made under the contingent earn-out provisions of the acquisition agreement as certain revenue targets were not achieved, and as such, the $1.1 million fair value recorded related to the potential $3.4 million earn-outs has been fully released.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of December 31, 2020 and 2019, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted, and the only outstanding financial assets and liabilities recorded at fair value on a recurring basis were the wholly-funded warrants reported as a financial instrument obligation.

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$46,681	$46,681	$8,249	$8,249
Revolving credit facility	$—	$—	$15,655	$15,655
Contingent consideration liabilities	$—	$—	$1,121	$1,121

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

Note 4. Allowance for Sales Returns

The following table provides the changes in the Company’s sales return reserve, which is classified as a reduction of accounts receivable:

	Year ended December 31,
	2020	2019	2018
	in thousands
Balance, beginning of period	$8,815	$9,212	$5,533
Reserve accrual	21,193	16,866	21,340
Recoveries and deductions, net	(18,775)	(17,263)	(17,661)
Balance, end of period	$11,233	$8,815	$9,212

Note 5. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	December 31, 2020	December 31, 2019
	(in thousands)
Finished goods	$69,939	$44,423
Raw materials	1,362	1,288
Total inventories	$71,301	$45,711

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31, 2020	December 31, 2019
	(in thousands)
Machinery and equipment	$2,223	$1,783
Software and software development	1,629	439
Furniture and fixtures	1,123	601
Tooling	6,548	5,340
Leasehold improvements	1,833	1,326
Demonstration units and convention booths	14,439	12,051
Total property and equipment, gross	27,795	21,540
Less: accumulated depreciation and amortization	(21,220)	(17,578)
Total property and equipment, net	$6,575	$3,962

Depreciation and amortization expense on property and equipment for the years ended December 31, 2020, 2019 and 2018 was $4.4 million, $4.6 million and $4.0 million, respectively.

Other Current Liabilities

Other current liabilities consist of the following:

	December 31, 2020	December 31, 2019
	(in thousands)
Accrued tax-related payables	$5,670	$3,789
Accrued employee expenses	7,138	3,674
Accrued royalty	5,166	3,880
Accrued marketing	5,487	3,695
Accrued freight	3,401	1,977
Accrued expenses	9,260	9,407
Total other current liabilities	$36,122	$26,422

Other non-operating expense (income), net

Other non-operating expense (income), net consists of the following:

	Year Ended
	December 31,
	2020	2019	2018
	(in thousands)
Acquisition-related settlement	$(1,702)	$—	$—
Change in fair value of contingent consideration	(1,121)	(471)	—
Unrealized loss (gain) on financial instrument obligation	—	(1,601)	5,291
Loss on debt extinguishment	—	—	1,572
Other non-operating expense (income)	(934)	(137)	916
Total other non-operating expense (income),net	$(3,757)	$(2,209)	$7,779

Note 6. Goodwill and Other Intangible Assets

Acquired Intangible Assets

Acquired identifiable intangible assets, and related accumulated amortization, as of December 31, 2020 and 2019 consist of:

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$7,915	$5,584	$2,331
Tradenames	2,686	425	2,261
Developed technology	784	177	607
Foreign currency	(845)	(784)	(61)
Total Intangible Assets	$10,540	$5,402	$5,138

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$7,915	$5,024	$2,891
Tradenames	2,686	157	2,529
Developed technology	784	65	719
Foreign currency	(1,004)	(876)	(128)
Total Intangible Assets	$10,381	$4,370	$6,011

In connection with the October 2012 acquisition of TB Europe, the acquired intangible asset related to customer relationships is being amortized over an estimated useful life of thirteen years with the amortization being included within sales and marketing expense.

In May 2019, the Company completed its acquisition of the business and assets of ROCCAT. The acquired intangible assets relating to developed technology, customer relationships, and trade name are subject to amortization. Refer to Note 2, “Acquisitions” for additional information related to ROCCAT’s identifiable intangible assets.

Amortization expense related to definite lived intangible assets was $0.9 million, $0.6 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2021	$901
2022	866
2023	837
2024	813
2025	694
Thereafter	1,088
Total	$5,199

Changes in the carrying values of goodwill for twelve months ended December 31, 2020 are as follows:

(in thousands)
Balance as of January 1, 2020	$8,515
ROCCAT acquisition opening balance adjustment	(337)
Balance as of December 31, 2020	$8,178

Note 7. Credit Facilities and Long-Term Debt

	December 31, 2020	December 31, 2019
	(in thousands)
Revolving credit facility, maturing March 2024	$—	$15,655

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.5 million, $0.9 million and $4.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Amortization of deferred financing costs was $0.2 million, $0.2 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. In connection with the Company’s amendment and restatement of its Credit Facility (as noted below), the Company incurred $0.6 million of financing costs that have been deferred, added to the then remaining unamortized financing costs and will be recognized over the term of the respective agreement.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans, 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans and 2.00% and 2.75% for the FILO Loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees. As of December 31, 2020, interest rates for outstanding borrowings were 3.75% for base rate loans and 3.00% for LIBOR rate loans.

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

As of December 31, 2020, the Company was in compliance with all the financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $67.5 million.

Note 8. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended
	December 31,
	2020	2019	2018
	(in thousands)
Federal:
Current	$8,518	$230	$423
Deferred	714	(5,910)	—
Total Federal	9,232	(5,680)	423
State and Local:
Current	3,476	114	300
Deferred	(221)	(1,529)	—
Total State and Local	3,255	(1,415)	300
Foreign
Current	1,249	897	378
Deferred	(25)	(39)	636
Total Foreign	1,224	858	1,014
Total	$13,711	$(6,237)	$1,737

The reconciliation between the provision (benefit) for income taxes and the expected provision (benefit) for income taxes at the U.S. federal statutory rate is as follows:

	Year Ended
	December 31,
	2020	2019	2018
	(in thousands)
U.S. Operations	$46,970	$8,030	$37,466
Foreign Operations	5,487	3,677	3,461
Income (loss) before income taxes	52,457	11,707	40,927
Federal statutory rate	21%	21%	21%
Provision for income taxes at federal statutory rate	11,016	2,458	8,595
State taxes, net of federal benefit	1,434	989	594
Foreign tax rate differential	4	(33)	(50)
Change in valuation allowance	(2)	(10,112)	(8,497)
Interest on Series B redeemable preferred stock	—	—	105
Unrealized loss (gain) on financial instrument obligation	—	(336)	1,111
Excess tax benefit recognized	(413)	(44)	(1,175)
Foreign tax credit	(568)	—	(358)
Global intangible low taxed income	586	637	456
Prior year adjustment	16	429	—
Change in unrecognized tax benefits	969	(715)	634
Nondeductible compensation	414	402	136
Other	255	88	186
Provision (benefit) for income taxes	$13,711	$(6,237)	$1,737

The tax effects of significant items comprising the Company’s deferred tax assets (liabilities) are as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Allowance for doubtful accounts	$4	$34
Inventories	1,116	720
Employee benefits	2,506	2,048
Net operating loss	1,288	3,272
Sales reserves	2,428	1,644
Unrecognized tax benefits	621	387
Right of Use Liability	1,134	182
Right of Use Asset	(1,071)	(163)
Depreciation and amortization	(297)	182
Intangible assets	(117)	(140)
Other	97	13
	7,709	8,179
Valuation allowance	(891)	(893)
Net deferred tax assets (liabilities)	$6,818	$7,286

At December 31, 2020, the Company has no balance of federal net operating loss carryforwards and $18.6 million of state net operating loss carryforwards, which will begin to expire in 2029. In October 2018, as a result of certain trading activity in the Company's common stock, the change of ownership provisions of Internal Revenue Code Section 382 (“Section 382”) were triggered. Based on the Section 382 limitation, the Company was not able to utilize its net operating losses to fully offset its taxable income in 2018. Based on the Section 382 limitation, the pre-ownership change net operating losses are fully utilized through 2020 due to sufficient taxable income in 2019 and 2020.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Gross unrecognized tax benefit, beginning of period	$2,023	$2,693
Additions based on tax positions related to the current year	1,249	213
Settlements related to tax positions in a prior period	(36)	(376)
Decreases based on tax positions in a prior period	(146)	(507)
Gross unrecognized tax benefit, end of period	$3,090	$2,023

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establishes tax reserves for uncertain tax positions that do not meet this threshold. The Company has settled uncertain tax positions in certain jurisdictions, which resulted in a decrease in amounts based on tax positions in prior periods of approximately $36 thousand and $0.7 million for the years ended December 31, 2020 and 2019, respectively. To the extent these unrecognized tax benefits are ultimately recognized, approximately $2.4 million will impact the Company’s effective tax rate in future periods.  The Company is currently in discussions with certain additional jurisdictions regarding uncertain tax positions and based on those discussions estimates that the amounts based on tax positions in prior periods will potentially decrease by $0.6 million within the next twelve months. Interest and penalties associated with income tax matters are included in the provision for income taxes. As of December 31, 2020, the Company had uncertain tax positions of $3.1 million, inclusive of $0.8 million of interest and penalties.

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

Open Years
U.S. Federal	2017 - 2019
U.S. State and Local	2016 - 2019
Non-U.S.	2017 - 2019

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

For the year ended December 31, 2020, the company recognized no gain or loss related to warrants.  For the years ended December 31, 2019 and December 31, 2018, respectively, the company recognized an unrealized gain of $1.6 million and unrealized loss of $5.3 million on the warrants that is included in “Other non-operating expense (income), net” in the Consolidated Statement of Operations.

For the years ended December 31, 2020 and 2019, the Company recognized no interest expense on the Series B Preferred Stock.  For the year ended December 31, 2018, the Company recognized $0.5 million. There were no dividends declared during the years ended December 31, 2020, 2019 and 2018.

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

Note 10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Year Ended
	December 31,
	2020	2019	2018
	(in thousands, except per-share data)
Net income	$38,746	$17,944	$39,190
Unrealized gain on financial instrument obligation	—	(1,601)	—
Net income - diluted	$38,746	$16,343	$39,190

Weighted average common shares outstanding — Basic	14,801	14,483	13,512
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	235	19	31
Dilutive effect of stock options	917	432	565
Dilutive effect of warrants	412	754	181
Weighted average common shares outstanding — Diluted	16,365	15,688	14,289
Net income per share:
Basic	$2.62	$1.24	$2.90
Diluted	$2.37	$1.04	$2.74

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

	Year Ended
	December 31,
	2020	2019	2018
	(in thousands)
Stock options	813	480	86
Warrants	—	—	377
Unvested restricted stock awards	136	194	107
Total	949	674	570

Note 11. Equity and Stock-Based Compensation

Stock Repurchase Activity

On April 9, 2019, the Board of Directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. As of December 31, 2020, the Company has repurchased 0.3 million shares of its common stock for a total cost of $2.5 million.

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

The following table presents the stock activity and the total number of shares available for grant as of December 31, 2020:

(in thousands)
Balance at December 31, 2019	1,777
Options granted	(910)
Options cancelled	51
Restricted stock granted	(427)
Restricted forfeited	10
Balance at December 31, 2020	501

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company's stock-based awards, was comprised as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Cost of revenue	$927	$150	$289
Selling and marketing	1,148	691	186
Research and development	664	417	136
General and administrative	2,810	2,300	1,266
Total stock-based compensation	$5,549	$3,558	$1,877

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

In 2017, due to changes in the reporting of stock compensation, the Company’s previously unrecognized excess tax benefit related to the exercise of nonqualified stock options totaling $2.2 million was recognized as a deferred tax asset. The associated tax benefit recognized in the Consolidated Statements of Operations for the fiscal years ended December 31, 2020 and 2019 was approximately $0.4 million and $0.1 million, respectively.

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2019	2,142,925	$7.83	7.13	$6,545,982
Granted	910,004	7.32
Exercised	(618,192)	6.79
Forfeited	(51,310)	10.35
Outstanding at December 31, 2020	2,383,427	$7.85	7.78	$33,064,942
Vested and expected to vest at December 31, 2020	2,316,460	$7.88	7.75	$32,219,922
Exercisable at December 31, 2020	919,951	$7.40	6.23	$13,383,477

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of option exercises was $7.4 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, total unrecognized compensation cost related to non-vested stock options granted to employees was $5.3 million, which is expected to be recognized over a remaining weighted average vesting period of 2.6 years.

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

Expected term (in years)	6.1
Risk-free interest rate	0.4%- 1.4%
Expected volatility	50.1%- 60.4%
Dividend rate	0%

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

The weighted average grant date fair value of options granted during the three years ended December 31, 2020 was $3.82, $4.71, and $3.33, respectively. The total estimated fair value of employee options vested during the three years ended December 31, 2020 was $1.7 million, $1.0 million and $0.7 million, respectively.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2019	421,490	$15.06
Granted	427,352	7.24
Vested	(160,861)	17.21
Shares forfeited	(10,391)	9.61
Nonvested restricted stock at December 31, 2020	677,590	$9.71

As of December 31, 2020 total unrecognized compensation cost related to the nonvested restricted stock awards granted was $5.3 million, which is expected to be recognized over a remaining weighted average vesting period of 2.6 years.

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

On March 30, 2019, the Company and the warrant holders entered into an amendment to the warrant agreement that revises the terms under which warrant holders may exercise their rights under a Fundamental Transaction. As a result of this amendment, the warrants are no longer accounted for as a financial instrument obligation and reported as a liability that is marked to market each period with changes in fair value reported in earnings. The warrants were marked to market through March 30, 2019, the execution date of the amendment, at which time the warrants are accounted for as an equity instrument. The fair value on that date of $6.2 million was reclassified to additional paid-in-capital. For the years ended December 31, 2020 and 2019, the Company recognized no gain or loss and an unrealized gain of $1.6 million , respectively, on the warrants that is included in “Other non-operating expense (income), net” in the Condensed Consolidated Statement of Operations.

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

As of December 31, 2020 and 2019, 178,586 phantom units at a weighted-average exercise price of $3.72 have been granted and are outstanding. Because these phantom units are not exercisable or convertible into common shares, the share amounts and exercise prices were not subject to the exchange ratio provided by the Merger agreement. As of December 31, 2020, compensation expense related to the Appreciation Plan units remained unrecognized because a change in control of VTB, as defined in the plan, had not occurred and is not anticipated by the Company. In July 2015, the Appreciation Plan was terminated as to new grants, but vested phantom units remain in place.

Note 12. Stockholders’ Equity

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

During the year ended December 31, 2020, the Company sold a total of 237,813 shares of its common stock under the Sales Agreement in the open market at an average gross selling price of $18.39 per share for net proceeds of $4.4 million.

Note 13. Segment Information

The company operates in a single reportable segment and two reporting unit structure. The entire business is managed by a single management team whose chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

The following table represents total net revenue based on where customers are physically located:

	Year Ended
	December 31,
	2020	2019	2018
	(in thousands)
North America	$262,170	$166,748	$215,601
United Kingdom	38,251	25,671	34,509
Europe	45,629	34,707	30,244
Other	14,043	7,537	7,083
Total net revenues	$360,093	$234,663	$287,437

The following table represents property and equipment, net based on physical location:

	Year Ended
	December 31,
	2020	2019
	(in thousands)
United States	$5,645	$2,906
International	930	1,056
Total	$6,575	$3,962

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

Shareholders Class Action: On August 5, 2013, VTBH and the Company (f/k/a Parametric Sound Corporation) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire approximately 80% ownership interest and existing shareholders would maintain approximately 20% ownership interest in the combined company. Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company’s Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada case denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. On September 14, 2017, a unanimous en banc panel of the Nevada Supreme Court granted defendants’ petition for writ of mandamus and ordered the trial court to dismiss the complaint but provided a limited basis upon which plaintiffs could seek to amend their complaint. Plaintiffs amended their complaint on December 1, 2017 to assert the same claims in a derivative capacity on behalf of the Company, as a well as in a direct capacity, against VTBH, Stripes Group, LLC, SG VTB Holdings, LLC, and the former members of the Company’s Board of Directors. All defendants moved to dismiss this amended complaint on January 2, 2018, and those motions were denied on March 13, 2018. Defendants petitioned the Nevada Supreme Court to reverse this ruling on April 18, 2018. On June 15, 2018, the Nevada Supreme Court denied defendants’ writ petition without prejudice. The district court subsequently entered a pretrial schedule and set trial for November 2019. On January 18, 2019, the district court certified a class of shareholders of the Company as of January 15, 2014. On October 11, 2019, the parties notified the district court that they had reached a settlement that would resolve the pending action if ultimately approved by the Court. On January 13, 2020, the district court preliminarily approved the settlement between the plaintiffs and all defendants. A final approval hearing was held on May 18, 2020, wherein the Court approved the settlement and entered final judgment.

On May 22, 2020, PAMTP LLC, which purports to hold the claims of eight shareholders who opted out of the class settlement described above, brought suit against the Company, the Company’s CEO, Juergen Stark, Stripes Group, LLC, SG VTB Holdings, LLC, Kenneth Fox, and members of the Company’s Board of Directors prior to the merger in Nevada state court. This opt-out action asserts the same direct claims that were asserted by the class of shareholders described above. The defendants filed two motions to dismiss this complaint, which were heard on August 10, 2020. The Court denied those motions by order of August 20, 2020. Discovery is ongoing and the case is scheduled for trial in August 2021.

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

Employment Litigation: On April 20, 2017, a former employee filed an action in the Superior Court for the County of San Diego, State of California. The complaint alleges claims including wrongful termination, retaliation and various other provisions of the California Labor Code. The complaint seeks unspecified economic and non-economic losses, as well as allegedly unpaid wages, unreimbursed business expenses statutory penalties, interest, punitive damages and attorneys’ fees. The Company filed a cross-complaint against the former employee on May 25, 2017 for certain activities related to his employment with the Company. Discovery is closed and the case was set for trial on April 6, 2020 in San Diego County Superior Court. Due to the continued closure of the Court, the April 6, 2020 trial date was vacated and the current trial date is July 9, 2021.

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

Intellectual Property dispute:  On November 24, 2020, ABP Technology Limited (ABP) issued a claim for trade mark infringement in the High Court of England and Wales against Voyetra Turtle Beach, Inc. (“VTB”) and Turtle Beach Europe Limited (“TBEU”) relating to the use by VTB and TBEU of the sign STEALTH on and in relation to gaming headsets in the UK. VTB and TBEU filed and served a Defence to the claim on February 2, 2021. The next stage in the proceedings will be a Case Management Conference (date to be set) at which the Court will give directions for each stage to trial. The trial is expected to be set for mid-2022.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2020 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in other current liabilities:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Warranty, beginning of period	$742	$668	$472
Warranty costs accrued	1,336	816	864
Settlements of warranty claims	(1,039)	(742)	(668)
Warranty, end of period	$1,039	$742	$668

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

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	December 31, 2020
		(in thousands)
Right-of-use assets	Other assets	$5,765

Lease liability obligations, current		$896
Lease liability obligations, noncurrent		5,128
Total lease liability obligations		$6,024
Weighted-average remaining lease term (in years)		6.0
Weighted-average discount rate		3.75%

During the year ended December 31, 2020, the Company recognized approximately $1.3 million of lease costs in operating expenses and approximately $0.7 million of operating cash flows from operating leases.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of December 31, 2020:

(in thousands)
2021	$1,127
2022	852
2023	729
2024	738
2025	709
Thereafter	2,965
Total minimum payments	7,120
Less: Imputed interest	(1,096)
Total	$6,024

Note 15. Selected Quarterly Financial Data – Unaudited

Fiscal 2020	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net Revenue	$35,007	$79,680	$112,494	$132,912
Gross Margin	10,785	29,227	46,136	47,640
Net Income (Loss)	(3,555)	8,204	17,794	16,303
Earnings (Loss) Per Share
Basic	$(0.25)	$0.56	$1.20	$1.07
Diluted	$(0.25)	$0.51	$1.04	$0.93

Fiscal 2019	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net Revenue	$44,846	$41,330	$46,723	$101,764
Gross Margin	14,787	13,171	15,043	35,712
Net Income (Loss)	3,055	(2,373)	(3,124)	20,386
Earnings (Loss) Per Share
Basic	$0.21	$(0.16)	$(0.22)	$1.41
Diluted	$0.19	$(0.16)	$(0.22)	$1.29

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, we concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

At the conclusion of the period covered by this Report, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of December 31, 2020.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, we concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

BDO USA, LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Report, has also audited the Company’s internal control over financial reporting as of December 31, 2020 as stated in its report which appears following Item 9B of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Turtle Beach Corporation

White Plains, New York

Opinion on Internal Control over Financial Reporting

We have audited Turtle Beach Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule (collectively referred as “the financial statements”) and our report dated March 4, 2021 expressed an unqualified opinion thereon.

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
March 4, 2021

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2020 in connection with our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) or an amendment to this Report filed within the same time period (the “Amendment”), in either case, set forth under the captions “Election of Directors,” “Management Information,” “Corporate Governance” and “Delinquent Section 16(a) Reports.”

We have adopted a code of business conduct and ethics that applies to our Chief Executive Officer and Chief Financial Officer. This code of business conduct and ethics is available on the Company’s website, corp.turtlebeach.com. The information on our website is not a part of or incorporated by reference into this Report. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s Chief Executive Officer or Chief Financial Officer, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies by posting such information on the Company’s website at corp.turtlebeach.com.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	List of documents filed as part of this Report:

1.	The following Consolidated Financial Statements of the Company are filed as part of this Report:

Report of Independent Registered Public Accounting Firm;

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2020, 2019 and 2018;

Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2020, 2019 and 2018;

Consolidated Balance Sheets as of December 31, 2020 and 2019;

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 2020, 2019 and 2018;

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2020, 2019 and 2018; and

Notes to the Consolidated Financial Statements.

2.	The following financial schedule and related report for the years 2020, 2019 and 2018 is submitted herewith:

Schedule II - Valuation and Qualifying Accounts; and

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

Item 16. - Form 10-K Summary

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

4.3	Form of Turtle Beach Corporation stock certificate (Incorporated by reference to Exhibit 4.1 to the Company's Form 10/A filed with the Securities and Exchange Commission on July 27, 2010.)

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

10.2†

Amended and Restated Turtle Beach Corporation 2013 Stock-Based Incentive Compensation Plan, as amended (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q originally filed with the SEC on August 9, 2019).

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

10.7†

Stock Option Agreement, dated as of May 20, 2015, by and between the Company and Juergen Stark (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

10.8†

Offer Letter, dated as of September 16, 2013, by and between Voyetra Turtle Beach, Inc. and John Hanson (Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014).

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

Extensible Business Reporting Language (XBRL) Exhibits

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. **

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TURTLE BEACH CORPORATION

Date:	March 4, 2021	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 4, 2021	/s/ JUERGEN STARK
Juergen Stark, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	March 4, 2021	/s/ JOHN T. HANSON
John T. Hanson, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date:	March 4, 2021	/s/ WILLIAM E. KEITEL
William E. Keitel, Lead Independent Director

Date:	March 4, 2021	/s/ GREGORY BALLARD
Gregory Ballard, Director
Date:	March 4, 2021	/s/ KELLY THOMPSON
Kelly Thompson, Director

Date:	March 4, 2021	/s/ ANDREW WOLFE
Andrew Wolfe, Director

Turtle Beach Corporation

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2020, 2019 and 2018

Description	Balance - Begin	Additions	Deductions / Other	Balance - End
	(in thousands)
Year Ended December 31, 2020:
Allowance for sales returns	$8,815	$21,193	$(18,775)	$11,233
Allowance for cash discounts	15,979	21,847	$(19,177)	18,649
Allowance for doubtful accounts	146	0	$(131)	15
				$29,897
Year Ended December 31, 2019:
Allowance for sales returns	$9,212	$16,866	$(17,263)	$8,815
Allowance for cash discounts	13,892	18,935	$(16,848)	15,979
Allowance for doubtful accounts	167	6	$(27)	146
				$24,940
Year Ended December 31, 2018:
Allowance for sales returns	$5,533	$21,340	$(17,661)	$9,212
Allowance for cash discounts	7,108	26,194	(19,410)	13,892
Allowance for doubtful accounts	63	389	(285)	167
				$23,271