Form 10-Q
period 2021-03-31
Turtle Beach Corp
filed 2021-05-05
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on April 30,2021 was 15,820,573

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2021	2020
	(in thousands, except per-share data)
Net revenue	$93,053	$35,007
Cost of revenue	58,198	24,222
Gross profit	34,855	10,785
Operating expenses:
Selling and marketing	11,545	7,648
Research and development	3,993	2,427
General and administrative	7,037	5,723
Total operating expenses	22,575	15,798
Operating income (loss)	12,280	(5,013)
Interest expense	97	169
Other non-operating expense, net	579	197
Income (loss) before income tax	11,604	(5,379)
Income tax expense (benefit)	2,766	(1,824)
Net income (loss)	$8,838	$(3,555)

Net income (loss) per share
Basic	$0.57	$(0.25)
Diluted	$0.49	$(0.25)
Weighted average number of shares:
Basic	15,551	14,495
Diluted	18,076	14,495

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Net income (loss)	$8,838	$(3,555)
Other comprehensive income (loss):
Foreign currency translation adjustment	(711)	(819)
Other comprehensive income (loss)	(711)	(819)
Comprehensive income (loss)	$8,127	$(4,374)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$62,965	$46,681
Accounts receivable, net	32,370	43,867
Inventories	59,136	71,301
Prepaid expenses and other current assets	14,685	8,127
Total Current Assets	169,156	169,976
Property and equipment, net	7,089	6,575
Deferred income taxes	7,334	6,946
Goodwill	10,686	8,178
Intangible assets, net	6,760	5,138
Other assets	6,380	6,640
Total Assets	$207,405	$203,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$—	$—
Accounts payable	27,761	42,529
Other current liabilities	44,011	36,122
Total Current Liabilities	71,772	78,651
Income tax payable	3,432	3,146
Other liabilities	5,079	5,257
Total Liabilities	80,283	87,054
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 15,653,644 and 15,475,504 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	16	15
Additional paid-in capital	193,163	190,568
Accumulated deficit	(65,935)	(74,773)
Accumulated other comprehensive income (loss)	(122)	589
Total Stockholders’ Equity	127,122	116,399
Total Liabilities and Stockholders’ Equity	$207,405	$203,453

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,838	$(3,555)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	739	1,033
Amortization of intangible assets	303	222
Amortization of debt financing costs	47	47
Stock-based compensation	1,786	999
Deferred income taxes	(388)	(1,891)
Change in sales returns reserve	678	(2,553)
Provision for obsolete inventory	57	439
Increase in fair value of contingent consideration	—	21
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	10,819	34,681
Inventories	12,108	5,981
Accounts payable	(15,669)	(11,192)
Prepaid expenses and other assets	(6,568)	(1,091)
Income taxes payable	3,086	(132)
Other liabilities	5,251	(5,483)
Net cash provided by operating activities	21,087	17,526
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,280)	(890)
Acquisition of a business, net of cash acquired	(2,500)	—
Net cash used for investing activities	(4,780)	(890)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	97,032	48,426
Repayment of revolving credit facilities	(97,032)	(63,780)
Proceeds from exercise of stock options and warrants	911	18
Repurchase of common stock to satisfy employee tax withholding obligations	(215)	(48)
Net cash provided by (cash used for) financing activities	696	(15,384)
Effect of exchange rate changes on cash and cash equivalents	(719)	(768)
Net increase in cash and cash equivalents	16,284	484
Cash and cash equivalents - beginning of period	46,681	8,249
Cash and cash equivalents - end of period	$62,965	$8,733

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$64	$161
Cash paid for income taxes	$5	$175

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2020	15,476	$15	$190,568	$(74,773)	$589	$116,399
Net income	—	—	—	8,838	—	8,838
Other comprehensive loss, net of tax	—	—	—	—	(711)	(711)
Issuance of restricted stock	26	—	113	—	—	113
Repurchase of common stock and retirement of related treasury shares	(6)	—	(215)	—	—	(215)
Stock options exercised	159	1	911	—	—	912
Stock-based compensation	—	—	1,786	—	—	1,786
Balance at March 31, 2021	15,655	$16	$193,163	$(65,935)	$(122)	$127,122

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2019	14,488	$14	$176,776	$(113,519)	$116	$63,387
Net loss	—	—	—	(3,555)	—	(3,555)
Other comprehensive loss, net of tax	—	—	—	—	(819)	(819)
Issuance of restricted stock	19	1	—	—	—	1
Repurchase of common stock and retirement of related treasury shares	(7)	—	(48)	—	—	(48)
Stock options exercised	6	—	18	—	—	18
Stock-based compensation	—	—	999	—	—	999
Balance at March 31, 2020	14,506	$15	$177,745	$(117,074)	$(703)	$59,983

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Background and Basis of Presentation

Organization

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in White Plains, New York and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach® and ROCCAT®. Turtle Beach is a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices. Under the ROCCAT brand, the Company creates award-winning keyboards, mice, headsets, mousepads, and other computer accessories. The recently acquired, Neat Microphones® brand creates high-quality USB and analog microphones for gamers, streamers, and professionals that embrace cutting-edge technology and design.

VTB Holdings, Inc. (“VTBH”), a wholly-owned subsidiary of Turtle Beach and the owner of Voyetra Turtle Beach, Inc. (“VTB”), was incorporated in the state of Delaware in 2010. VTB, the owner of TBC Holding Company LLC and Turtle Beach Europe Limited (“TB Europe”), was incorporated in the state of Delaware in 1975 with operations principally located in White Plains, New York. TB Europe, the owner of TB Germany GmbH, was incorporated in the United Kingdom in 1999.

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

The December 31, 2020 Condensed Consolidated Balance Sheet has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 4, 2021 (“Annual Report”).

These financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Annual Report that contains information useful to understanding the Company's businesses and financial statement presentations.

Use of estimates: The preparation of accompanying unaudited consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the consolidated financial statements in the period in which such changes occur. Future actual results could differ materially from these estimates.

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

Note 2. Summary of Significant Accounting Policies

The preparation of consolidated annual and quarterly financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company can give no assurance that actual results will not differ from those estimates.

There have been no material changes to the critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report.

Note 3. Acquisitions

Neat Microphones

On January 12, 2021, the Company acquired certain assets related to the Neat Microphones business of Stray Electrons LLC, a California limited liability company (“Neat Microphones”) for a purchase price of $2.5 million and up to $2.3 million in potential earn-outs based on revenues and earnings targets for the year ended December 31, 2021, as provided in the asset purchase agreement. The closing payment was funded from cash on the Company’s balance sheet. In addition, business transaction costs incurred in connection with the acquisition of $0.2 million for the three months ended March 31, 2021, were recorded as a component of “General and administrative” expenses in the Condensed Consolidated Statements of Operations. Neat Microphones creates, manufactures, and sells high-quality digital USB and analog microphones that embrace cutting-edge technology and design.

The fair values of Neat Microphone’s assets and liabilities are provisional and were determined based on preliminary estimates and assumptions that management believes are reasonable. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These adjustments will primarily relate to certain intangible assets and certain liabilities including contingent consideration. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information is available, including the completion of a valuation of the intangible assets and the contingent consideration, but no later than one year from the acquisition date.

The goodwill from the acquisition of Neat Microphones, which is fully deductible for tax purposes, consists largely of synergies and economies of scale expected from adding the operations of Neat Microphones’ and the Company’s existing business and supply channels.

The preliminary estimate of fair value of Neat Microphone’s identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all expected future cash flows either through the use of the multi-period excess earnings method or the relief-from-royalty method. Some of the more significant assumptions inherent in the development of intangible asset values include: the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, the assessment of the intangible asset’s life cycle, as well as other factors. The following table summarizes key information underlying intangible assets related to the Neat Microphones acquisition:

(In thousands)	Life	Amount
Developed technology	7 Years	$1,100
Customer relationships	2 Years	440
Tradenames	10 Years	380
Total		$1,920

In addition, the Company recorded $1.9 million fair value of contingent consideration associated with the potential $2.3 million earn-outs as a component of “Other Current Liabilities” within the Condensed Consolidated Balance Sheet.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of March 31, 2021 and December 31, 2020, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted. The following is a summary of the carrying amounts and estimated fair values of our financial instruments at March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$62,965	$62,965	$46,681	$46,681
Contingent consideration liabilities	$1,928	$1,928	$-	$-

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

Note 5. Allowance for Sales Returns

The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Balance, beginning of period	$11,233	$8,815
Reserve accrual	6,551	2,651
Recoveries and deductions, net	(5,873)	(5,204)
Balance, end of period	$11,911	$6,262

Note 6. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Finished goods	$57,965	$69,939
Raw materials	1,171	1,362
Total inventories	$59,136	$71,301

Property and Equipment, net

Property and equipment, net, consists of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Machinery and equipment	$2,194	$2,223
Software and software development	2,240	1,629
Furniture and fixtures	1,094	1,123
Tooling	6,855	6,548
Leasehold improvements	1,848	1,833
Demonstration units and convention booths	14,283	14,439
Total property and equipment, gross	28,514	27,795
Less: accumulated depreciation and amortization	(21,425)	(21,220)
Total property and equipment, net	$7,089	$6,575

Other Current Liabilities

Other current liabilities consist of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Accrued tax-related payables	9,126	5,670
Accrued royalty	9,001	5,166
Accrued employee expenses	7,709	7,138
Accrued freight	2,282	3,401
Accrued marketing	5,332	5,487
Contingent consideration	1,928	-
Accrued expenses	8,633	9,260
Total other current liabilities	$44,011	$36,122

Note 7. Goodwill and Other Intangible Assets

Acquired Intangible Assets

Acquired identifiable intangible assets, and related accumulated amortization, as of March 31, 2021 and December 31, 2020 consist of:

	March 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,355	$5,760	$2,595
Tradenames	3,066	500	2,566
Developed technology	1,884	238	1,646
Foreign currency	(804)	(757)	(47)
Total Intangible Assets	$12,501	$5,741	$6,760

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$7,915	$5,584	$2,331
Tradenames	2,686	425	2,261
Developed technology	784	177	607
Foreign currency	(845)	(784)	(61)
Total Intangible Assets	$10,540	$5,402	$5,138

In connection with the October 2012 acquisition of TB Europe, the acquired intangible assets related to customer relationships is being amortized over an estimated useful life of thirteen years with the amortization being included within sales and marketing expense.

In May 2019, the Company acquired the business and assets of ROCCAT. The acquired intangible assets of ROCCAT relating to developed technology, customer relationships and trade name are subject to amortization. In January 2021, the Company acquired the business and assets of Neat Microphones. The acquired intangible assets of Neat Microphones related to developed technology, customer relationships and trade name are subject to amortization. Refer to Note 3, “Acquisitions” for additional information related to Neat Microphone’s identifiable intangible assets.

Amortization expense related to definite lived intangible assets of $0.3 million was recognized for the three months ended March 31, 2021, and $0.2 million for the three months ended March 31, 2020.

As of March 31, 2021, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2021	$988
2022	1,281
2023	1,041
2024	1,008
2025	889
Thereafter	1,600
Total	$6,807

Changes in the carrying values of goodwill for the three months ended March 31, 2021 are as follows:

(in thousands)
Balance as of January 1, 2021	$8,178
Neat Microphones acquisition	2,508
Balance as of March 31, 2021	$10,686

Note 8. Revolving Credit Facility and Long-Term Debt

The Company had no outstanding balance related to its revolving credit facility as of March 31, 2021 and December 31, 2020.

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.1 million for the three months ended March 31, 2021, and $0.2 million for the three months ended March 31, 2020.

Amortization of deferred financing costs was $47,000 for the three months ended March 31, 2021 and 2020.

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

On May 31, 2019, the Company amended the Credit Facility to provide for, amongst other items, (i) the addition of TBC Holding Company LLC, a wholly-owned subsidiary of VTB, as an obligor and (ii) the ability to make investments in TB Germany GmbH, a wholly-owned subsidiary of TB Europe, of up to $4 million in connection with the acquisition of the business of ROCCAT and up to an additional $4 million annually.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.00% to 2.75% for the FILO loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50% and letter of credit fees and agent fees. As of March 31, 2021, interest rates for outstanding borrowings were 3.75% for base rate loans and 3.00% for LIBOR rate loans. As of March 31, 2021, there were no outstanding borrowings under the Credit Facility.

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

As of March 31, 2021, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $49.7 million.

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

The following table presents the Company’s income tax expense and effective income tax rate:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Income tax expense (benefit)	$2,766	$(1,824)
Effective income tax rate	23.8%	33.9%

Income tax expense for the three months ended March 31, 2021 was $2.8 million at an effective tax rate of 23.8%. Income tax benefit for the three months ended March 31, 2020 was $1.8 million at an effective tax rate of 33.9%. The effective tax rate for the three months ended March 31, 2021 was primarily impacted by the tax effect of disallowed compensation and state income tax expense, offset by benefits on stock option exercises.

The Company is subject to income taxes domestically and in various foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of March 31, 2021, the Company had uncertain tax positions of $3.9 million, inclusive of $0.8 million of interest and penalties.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2017 through 2019, and the state tax years open under the statute of limitations are 2016 through 2019.

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

Note 10. Stock-Based Compensation

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Cost of revenue	$397	$58
Selling and marketing	331	199
Research and development	249	125
General and administrative	809	617
Total stock-based compensation	$1,786	$999

The following table presents the stock activity and the total number of shares available for grant as of March 31, 2021:

(in thousands)
Balance at December 31, 2020	501
Options granted	(12)
Options cancelled	6
Restricted stock granted	(88)
Forfeited/Expired restricted stock added back	2
Balance at March 31, 2021	409

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2020	2,383,427	$7.85	$7.78	$33,064,942
Granted	11,550	27.20
Exercised	(158,544)	5.75
Forfeited	(5,884)	12.04
Outstanding at March 31, 2021	2,230,549	$8.09	7.76	$41,454,353
Vested and expected to vest at March 31, 2021	2,174,246	$8.11	7.74	$40,498,749
Exercisable at March 31, 2021	855,796	$7.74	6.44	$16,289,457

Stock options are time-based and the majority are exercisable within 10 years of the date of grant, but only to the extent they have vested. The options generally vest as specified in the option agreements subject to acceleration in certain circumstances. In the event participants in the plan cease to be employed or engaged by the Company, all vested options would be forfeited if they are not exercised within 90 days. Forfeitures on option grants are estimated at 10% for non-executives and 0% for executives based on evaluation of historical and expected future turnover. Stock-based compensation expense was recorded net of estimated forfeitures, such that expense was recorded only for those stock-based awards expected to vest. The Company reviews this assumption periodically and will adjust it if it is not representative of future forfeiture data and trends within employee types (executive vs. non-executive).

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $4.2 million for the three months ended March 31, 2021.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are the assumptions for options granted during the three months ended March 31, 2021:

Expected term (in years)	6.1
Risk-free interest rate	0.5%- 1.1%
Expected volatility	59.6%- 59.8%
Dividend rate	0%

Each of these inputs is subjective and generally requires significant judgment to determine.

The weighted average grant date fair value of options granted during the three months ended March 31, 2021 was $14.89. The total estimated fair value of employee options vested during the three months ended March 31, 2021 was $0.3 million. As of March 31, 2021, there was no unrecognized compensation cost related to nonvested stock options granted to employees.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2020	677,590	$9.71
Granted	87,746	21.60
Vested	(20,143)	22.90
Shares forfeited	(2,139)	12.14
Nonvested restricted stock at March 31, 2021	743,054	$10.75

As of March 31, 2021, total unrecognized compensation costs related to the nonvested restricted stock awards was $6.3 million, which will be recognized over a remaining weighted average vesting period of 2.5 years.

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

During the year ended December 31, 2020, the Company sold a total of 237,813 shares of its common stock under the Sales Agreement in the open market at an average gross selling price of $18.39 per share for net proceeds of $4.4 million. During the three months ended March 31, 2021, the Company had no sales of its common stock under the Sales Agreement.

Note 12. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands, except per-share data)
Net income (loss)	$8,838	$(3,555)

Weighted average common shares outstanding — Basic	15,551	14,495
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	517	—
Dilutive effect of stock options	1,458	—
Dilutive effect of warrants	550	—
Weighted average common shares outstanding — Diluted	18,076	14,495
Net income (loss) per share:
Basic	$0.57	$(0.25)
Diluted	$0.49	$(0.25)

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

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Stock options	97	2,147
Warrants	—	550
Unvested restricted stock awards	3	406
Total	100	3,103

Note 13. Segment Information

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
North America	$63,777	$27,020
United Kingdom	13,418	1,447
Europe	12,709	4,550
Other	3,149	1,990
Total net revenues	$93,053	$35,007

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

Shareholders Class Action: On August 5, 2013, VTBH and the Company (f/k/a Parametric Sound Corporation) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company (the “Merger”). Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company’s Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada case denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. On September 14, 2017, a unanimous en banc panel of the Nevada Supreme Court granted defendants’ petition for writ of mandamus and ordered the trial court to dismiss the complaint but provided a limited basis upon which plaintiffs could seek to amend their complaint. Plaintiffs amended their complaint on December 1, 2017 to assert the same claims in a derivative capacity on behalf of the Company, as a well as in a direct capacity, against VTBH, Stripes Group, LLC, SG VTB Holdings, LLC, and the former members of the Company’s Board of Directors. All defendants moved to dismiss this amended complaint on January 2, 2018, and those motions were denied on March 13, 2018. Defendants petitioned the Nevada Supreme Court to reverse this ruling on April 18, 2018. On June 15, 2018, the Nevada Supreme Court denied defendants’ writ petition without prejudice. The district court subsequently entered a pretrial schedule and set trial for November 2019. On January 18, 2019, the district court certified a class of shareholders of the Company as of January 15, 2014. On October 11, 2019, the parties notified the district court that they had reached a settlement that would resolve the pending action if ultimately approved by the Court. On January 13, 2020, the district court preliminarily approved the settlement between the plaintiffs and all defendants. A final hearing was held on May 18, 2020, wherein the Court approved the settlement and entered final judgment.

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

Intellectual Property dispute: On November 24, 2020, ABP Technology Limited (ABP) issued a claim for trade mark infringement in the High Court of England and Wales against Voyetra Turtle Beach, Inc. (“VTB”) and Turtle Beach Europe Limited (“TBEU”) relating to the use by VTB and TBEU of the sign STEALTH on and in relation to gaming headsets in the UK. VTB and TBEU filed and served a Defense to the claim on February 2, 2021. On March 31, 2021, ABP filed an application for summary judgement.  If the application is unsuccessful, the next stage in the proceedings will be a Case Management Conference (date to be set) at which the Court will give directions for each stage to trial. The trial is expected to be set for late-2022.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at March 31, 2021 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranty reserve, which are included in accrued liabilities:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Warranty, beginning of period	$1,039	$743
Warranty costs accrued	334	146
Settlements of warranty claims	(255)	(177)
Warranty, end of period	$1,118	$712

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

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	March 31, 2021
		(in thousands)
Right-of-use assets	Other assets	$4,771

Lease liability obligations, current	Other current liabilities	$840
Lease liability obligations, noncurrent	Other liabilities	4,951
Total lease liability obligations		$5,791
Weighted-average remaining lease term (in years)		5.2
Weighted-average discount rate		3.75%

During the three months ended March 31, 2021, the Company recognized approximately $0.3 million of lease costs in operating expenses and approximately $0.2 million of operating cash flows from operating leases.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of March 31, 2021, are as follows:

(in thousands)
2021	$874
2022	846
2023	728
2024	737
2025	708
Thereafter	2,967
Total minimum payments	6,860
Less: Imputed interest	(1,069)
Total	$5,791

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2021 (the "Annual Report.")

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

Business Overview

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in White Plains, New York and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach® and ROCCAT®. Turtle Beach is a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices. Under the ROCCAT brand, the Company creates award-winning keyboards, mice, headsets, mousepads, and other computer accessories. The recently acquired, Neat Microphones® brand creates high-quality USB and analog microphones for gamers, streamers, and professionals that embrace cutting-edge technology and design.

Business Trends

Gaming Headset Market

Gaming headsets are part of a global software and accessories gaming market which is expected to grow to $196 billion by the end of 2021, a roughly 7% year-over-year increase. The global gaming audience now exceeds global cinema and music markets with over 2.9 billion active gamers worldwide. Gaming peripherals, such as headsets, keyboards, mice and controllers are estimated to be a $7.9 billion business globally with over 75% of that market in the Americas and Europe where the Company’s business is focused. Gaming headsets are expected to represent more than a $2.9 billion global market in 2021, or more than 35% of the total gaming peripherals market.

Competitive esports is a global phenomenon where professional gamers train and compete to win prize money, partner with major brands, and attract/gain dedicated fans–similar to traditional professional sports. There were approximately 398 million esports viewers in 2019, and that was expected to surge to roughly 436 million viewers by 2020 (9.6% YOY), according to a report from Newzoo. This is expected to go up to 474 million viewers (YoY increase of 8.7%). Of those 474 million projected viewers, 240 million are expected to identify as “occasional viewers” and 234 million are expected to consider themselves “esports enthusiasts”.

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

PC Accessories Market

PC gaming in the U.S. has seen a resurgence in popularity the past few years and continues to be a main gaming platform internationally,

driven by big AAA game launches, PC-specific esports leagues, teams and players, content creators and influencers, cross-platform play, and more. While most games are available on multiple platforms, gaming on PC offers advantages that include improved graphics, increased speed and precision of mouse/keyboard controls, and the ability for customization. Gaming mice and keyboards are engineered to provide gamers with higher-end performance and a superior gaming experience through benefits including faster response times, improved materials and build quality, programmable buttons and keys, and software suites to customize and control devices and settings.

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

The $3.6 billion market for PC gaming headsets, mice and keyboards grew at 42% in 2020 and is forecasted to drop by 9% in 2021 to almost $3.3 billion. The same gaming, work-from-home, and school/learn-from-home factors benefitted the accessories market where headsets, keyboards, mice and other accessories developed for PC gaming have seen an increase in consumer demand.  In 2021, the numbers are likely to fall off since the same COVID-19 related surges as 2020 are not expected.

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

COVID-19 Outlook

During 2020, as the pandemic created stay-at-home guidance, the gaming accessory market experienced a significant surge in demand as existing gamers began gaming more and new gamers entered the market. In addition, the increase in working from home and learning from home created additional demand for accessories, particularly gaming headsets which work well for video and audio calls. As a result, the

Company’s 2020 revenues exceeded historical levels as the overall gaming and headset markets experienced an unprecedented surge in demand. Going forward, the effects of the global pandemic and the measures being taken in response are uncertain and difficult to predict.

While there were likely certain one-time purchases caused by the stay-at-home orders, we believe millions of new gamers have joined the market which should create an ongoing, larger installed base of players.

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

Adjusted EBITDA (and a reconciliation to Net income, the nearest GAAP financial measure) for the three months ended March 31, 2021 and 2020, are as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net income (loss)	$8,838	$(3,555)
Interest expense	97	169
Depreciation and amortization	1,042	1,255
Stock-based compensation	1,786	999
Income tax expense (benefit)	2,766	(1,824)
Change in fair value of contingent consideration	-	21
Business transaction expense	162	281
Non-recurring business costs	639	-
Adjusted EBITDA	$15,330	$(2,654)

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Net income for the three months ended March 31, 2021 was $8.8 million with Adjusted EBITDA of $15.3 million, compared to net loss of $3.6 million with Adjusted EBITDA of ($2.7) million for the prior year, due to higher revenue and favorable business mix as consumer demand for gaming accessories has remained above pre-pandemic levels.

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net revenue	$93,053	$35,007
Cost of revenue	58,198	24,222
Gross profit	34,855	10,785
Operating expenses	22,575	15,798
Operating income (loss)	12,280	(5,013)
Interest expense	97	169
Other non-operating expense, net	579	197
Income (loss) before income tax	11,604	(5,379)
Income tax expense (benefit)	2,766	(1,824)
Net income (loss)	$8,838	$(3,555)

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net Revenue	$93,053	$35,007
Gross Profit	$34,855	$10,785
Gross Margin	37.5%	30.8%
Cash Margin (1)	38.1%	32.7%

(1) Excludes depreciation and amortization, and stock-based compensation

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Net revenue for the three months ended March 31, 2021 was $93.1 million, a $58.0 million increase from $35.0 million in the comparable prior year period due to increased demand as our GEN 2 models continued as top-selling models and encouraging growth in our expanding PC product line.

For the three months ended March 31, 2021, gross profit as a percentage of net revenue increased to 37.5% from 30.8% in the comparable prior year period. The increase was primarily due to margins that were positively impacted by volume-driven fixed cost leverage and lower than normal promotional activity.

Operating Expenses

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Selling and marketing	$11,545	$7,648
Research and development	3,993	2,427
General and administrative	7,037	5,723
Total operating expenses	$22,575	$15,798

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2021 totaled $11.5 million compared to $7.6 million for the three months ended March 31, 2020. This increase was primarily due to volume-based direct sales related fees and commissions, and certain ROCCAT brand marketing initiatives.

Research and Development

Research and development costs for the three months ended March 31, 2021 were $4.0 million compared to $2.4 million for the three months ended March 31, 2020. The year-over-year increases were primarily due to the expansion of PC accessories development capabilities.

General and Administrative

General and administrative expenses for the three months ended March 31, 2021 totaled $7.0 million compared to $5.7 million for the three months ended March 31, 2020. The year-over-year increase was primarily due to increased legal defense costs, higher variable compensation costs and incremental Neat Microphones-acquisition related expense, offset by reduced professional fees.

Income Taxes

Income tax expense for the three months ended March 31, 2021 was $2.8 million at an effective rate of 23.8%. Income tax benefit for the three months ended March 31, 2020 was $1.8 million at an effective tax rate of 33.9%. The effective tax rate for the three months ended March 31, 2021 was primarily impacted by the tax effect of disallowed compensation and state income tax expense, offset by benefits on stock option exercises.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and availability under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows.

The following table summarizes our sources and uses of cash:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Cash and cash equivalents at beginning of period	$46,681	$8,249
Net cash provided by operating activities	21,087	17,526
Net cash used for investing activities	(4,780)	(890)
Net cash provided by (used for) financing activities	696	(15,384)
Effect of foreign exchange on cash	(719)	(768)
Cash and cash equivalents at end of period	$62,965	$8,733

Operating activities

Cash provided by operating activities for the three months ended March 31, 2021 was $21.1 million, an increase of $3.6 million as compared to $17.5 million for the three months ended March 31, 2020. The increase is primarily the result of higher gross receipts, partially offset by increased raw material procurements and product purchases to maintain inventory levels with elevated consumer demand.

Investing activities

Cash used for investing activities was $4.8 million for the three months ended March 31, 2021 related to certain capital investments, including $2.5 million related to the Neat Microphones acquisition, compared to $0.9 million for the three months ended March 31, 2020.

Financing activities

Net cash provided by financing activities was $0.7 million during the three months ended March 31, 2021 compared to $15.4 million during the three months ended March 31, 2020. Financing activities during the three months ended March 31, 2021 primarily included stock option exercise proceeds of $0.9 million. Financing activities during the three months ended March 31, 2020 consisted of net repayments on our revolving credit facility of $15.4 million.

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

Foreign cash balances at March 31, 2021 and December 31, 2020 were $6.8 million and $5.9 million, respectively.

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

There was no activity under this agreement during the three months ended March 31, 2021.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.00% to 2.75% for the FILO loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50% and letter of credit fees and agent fees. As of March 31, 2021, interest rates for outstanding borrowings were 3.75% for base rate loans and 3.00% for LIBOR rate loans. As of March 31, 2021, there were no outstanding borrowings under the Credit Facility.

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

As of March 31, 2021, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $49.7 million.

Critical Accounting Estimates

Our discussion and analysis of our results of operations and capital resources are based on our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of March 31, 2021 and December 31, 2020, we did not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of March 31, 2021 and December 31, 2020, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2021.

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

•

Deterioration of worldwide credit and financial markets that could limit our ability to obtain financing, result in losses due to failures of financial institutions and other parties, and cause a higher rate of losses on our accounts receivables due to defaults and bankruptcies; and

•

Deterioration of the financial condition or liquidity, or interruptions to the operations, of our suppliers and customers, including retailers and distributions, could adversely affect the distribution, availability and sales of our products.

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

The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID- 19 on our employees, suppliers, manufactures, distributors, retailers, third-party service providers, and/or customers. We have seen an increase in demand for our products during the COVID-19 pandemic and may see a decrease in demand for our products as restrictions imposed for the pandemic are lifted and social functions and activities start returning to pre-pandemic levels.

These effects, alone or taken together, could have a material adverse effect on our business, results of operations or financial condition. An extended period of global supply chain and economic disruption resulting from the COVID-19 pandemic and the government measures adopted in response thereto could exacerbate the foregoing effects. In addition, the potential impacts of COVID-19 also could affect many of our risk factors included in Item 1A. of this Quarterly Report on Form 10-Q. However, as the COVID-19 situation is unprecedented and continuously evolving, the potential impacts to such risk factors remain uncertain.

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

Our manufacturers’ and suppliers’ ability to supply products to us is also subject to a number of risks, including the availability of raw materials or components, their financial instability, the destruction of their facilities, epidemics or work stoppages. Any shortage of raw materials or components or an inability to control costs associated with manufacturing could increase our costs or impair our ability to ship orders in a timely and cost-efficient manner. As a result, we could experience cancellations of orders, refusal to accept deliveries or a reduction in our prices and margins, any of which could harm our financial performance and results of operations.

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

We believe that our ability to extend the recognition and favorable perception of our Turtle Beach brand, and the recently acquired ROCCAT and Neat Microphones brands, is critical to implement our gaming accessory growth strategy, which includes maintaining our strong position in console gaming headsets and building our brand recognition and product appeal in PC gaming headsets, keyboards, and mice as well as in additional new categories over time. These efforts incur significant costs in marketing and these expenditures, however, may not result in a sufficient increase in net sales to cover such costs.

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

•

If demand for specific products increases beyond what we forecast, our suppliers and third-party manufacturers may not be able to increase production or obtain required components quickly enough to meet the demand. Our failure to meet market demand may lead to missed opportunities to increase our base of gamers, damage our relationships with retailers or harm our business; and

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

The changes to the trading relationship between the United Kingdom (U.K.) and European Union resulting from the U.K.’s exit from the European Union on January 31, 2020 (“Brexit”) will likely result in increased cost of goods imported into and exported from the U.K. and may decrease the profitability of our U.K. and other European operations. Additional currency volatility could result in a weaker British pound, which increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations. A weaker British pound versus the Euro and U.S. dollar also causes local currency results of our U.K. operations to be translated into fewer U.S. dollars during a reporting period. On December 24, 2020, the UK and the EU entered into a trade and cooperation agreement (the “Trade and Cooperation Agreement”), which was applied on a provisional basis from January 1, 2021. While the economic integration does not reach the level that existed during the time the UK was a member state of the EU, the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property. Negotiations between the UK and the EU are expected to continue in relation to the relationship between the UK and the EU in certain other areas which are not covered by the Trade and Cooperation Agreement. The long term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the UK and the EU.

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

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

On April 9, 2019, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. On April 1, 2021, the Company’s Board of Directors approved an extension and expansion of this share repurchase program up to $25 million of its common shares, expiring April 9, 2023. The following table summarizes, by month, the repurchases made during the three months ended March 31, 2021, under the repurchase program and in connection with shares repurchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
January 1-31, 2021	—	$—	—	—
February 1-28, 2021	6,295	$34.10	—	—
March 1-31, 2021	—	$—	—	—
Total	6,295	$34.10	—

For the first quarter of 2021, we repurchased approximately $0.2 million of common shares related to employee transactions. These amounts represent common shares repurchased from employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, which is then remitted on behalf of the employee.

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

TURTLE BEACH CORPORATION

Date:	May 5, 2021	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)