Form 10-Q
period 2021-06-30
Turtle Beach Corp
filed 2021-08-05
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35465

TURTLE BEACH CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-2767540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44 South Broadway, 4th Floor White Plains, New York	10601
(Address of principal executive offices)	(Zip Code)

(888) 496-8001

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.001	HEAR	The Nasdaq Global Market

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on July 31, 2021 was 16,065,231

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	(in thousands, except per-share data)
Net revenue	$78,564	$79,680	$171,617	$114,687
Cost of revenue	49,854	50,453	108,052	74,675
Gross profit	28,710	29,227	63,565	40,012
Operating expenses:
Selling and marketing	15,678	9,559	27,223	17,207
Research and development	4,416	3,001	8,409	5,428
General and administrative	8,173	6,710	15,210	12,433
Total operating expenses	28,267	19,270	50,842	35,068
Operating income	443	9,957	12,723	4,944
Interest expense	73	83	170	252
Other non-operating expense (income), net	(65)	(1,616)	514	(1,419)
Income before income tax	435	11,490	12,039	6,111
Income tax expense (benefit)	(1,286)	3,286	1,480	1,462
Net income	$1,721	$8,204	$10,559	$4,649

Net income per share
Basic	$0.11	$0.56	$0.67	$0.32
Diluted	$0.09	$0.51	$0.58	$0.30
Weighted average number of shares:
Basic	15,920	14,581	15,737	14,538
Diluted	18,329	16,229	18,204	15,363

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Net income	$1,721	$8,204	$10,559	$4,649
Other comprehensive income (loss):
Foreign currency translation adjustment	805	(113)	94	(932)
Other comprehensive income (loss)	805	(113)	94	(932)
Comprehensive income (loss)	$2,526	$8,091	$10,653	$3,717

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$56,197	$46,681
Accounts receivable, net	28,025	43,867
Inventories	81,931	71,301
Prepaid expenses and other current assets	19,418	8,127
Total Current Assets	185,571	169,976
Property and equipment, net	6,917	6,575
Deferred income taxes	7,047	6,946
Goodwill	10,686	8,178
Intangible assets, net	6,442	5,138
Other assets	6,090	6,640
Total Assets	$222,753	$203,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$—	$—
Accounts payable	47,909	42,529
Other current liabilities	32,835	36,122
Total Current Liabilities	80,744	78,651
Income tax payable	3,328	3,146
Other liabilities	4,989	5,257
Total Liabilities	89,061	87,054
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 16,065,231 and 15,475,504 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	16	15
Additional paid-in capital	197,207	190,568
Accumulated deficit	(64,214)	(74,773)
Accumulated other comprehensive income (loss)	683	589
Total Stockholders’ Equity	133,692	116,399
Total Liabilities and Stockholders’ Equity	$222,753	$203,453

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,559	$4,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,847	2,061
Amortization of intangible assets	625	443
Amortization of debt financing costs	95	94
Stock-based compensation	3,727	2,405
Deferred income taxes	(101)	761
Change in sales returns reserve	(4,186)	(1,207)
Provision for obsolete inventory	783	1,493
Increase in fair value of contingent consideration	—	335
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	20,028	8,730
Inventories	(11,413)	(734)
Accounts payable	4,580	19,020
Prepaid expenses and other assets	(11,299)	(6,124)
Income taxes payable	(6,850)	135
Other liabilities	4,053	(219)
Net cash provided by operating activities	12,448	31,842
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,316)	(2,303)
Acquisition of a business, net of cash acquired	(2,500)	—
Net cash used for investing activities	(5,816)	(2,303)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	120,858	48,426
Repayment of revolving credit facilities	(120,858)	(64,081)
Proceeds from exercise of stock options and warrants	3,262	59
Repurchase of common stock to satisfy employee tax withholding obligations	(463)	(108)
Net cash provided by (cash used for) financing activities	2,799	(15,704)
Effect of exchange rate changes on cash and cash equivalents	85	(878)
Net increase in cash and cash equivalents	9,516	12,957
Cash and cash equivalents - beginning of period	46,681	8,249
Cash and cash equivalents - end of period	$56,197	$21,206

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$88	$198
Cash paid for income taxes	$8,041	$44
	-

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2020	15,476	$15	$190,568	$(74,773)	$589	$116,399
Net income	—	—	—	8,838	—	8,838
Other comprehensive loss, net of tax	—	—	—	—	(711)	(711)
Issuance of restricted stock	26	—	113	—	—	113
Repurchase of common stock and retirement of related treasury shares	(6)	—	(215)	—	—	(215)
Stock options exercised	159	1	911	—	—	912
Stock-based compensation	—	—	1,786	—	—	1,786
Balance at March 31, 2021	15,655	$16	$193,163	$(65,935)	$(122)	$127,122
Net income	—	—	—	1,721	—	1,721
Other comprehensive income, net of tax	—	—	—	—	805	805
Issuance of restricted stock	202	—	1	—	—	1
Repurchase of common stock and retirement of related treasury shares	(9)	—	(248)	—	—	(248)
Stock options exercised	217	—	2,350	—	—	2,350
Stock-based compensation	—	—	1,941	—	—	1,941
Balance at June 30, 2021	16,065	16	197,207	(64,214)	683	133,692

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2019	14,488	$14	$176,776	$(113,519)	$116	$63,387
Net loss	—	—	—	(3,555)	—	(3,555)
Other comprehensive loss, net of tax	—	—	—	—	(819)	(819)
Issuance of restricted stock	19	1	—	—	—	1
Repurchase of common stock and retirement of related treasury shares	(7)	—	(48)	—	—	(48)
Stock options exercised	6	—	18	—	—	18
Stock-based compensation	—	—	999	—	—	999
Balance at March 31, 2020	14,506	$15	$177,745	$(117,074)	$(703)	$59,983
Net income	—	—	—	8,204	—	8,204
Other comprehensive income, net of tax	—	—	—	—	(113)	(113)
Issuance of restricted stock	85	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	(6)	—	(60)	—	—	(60)
Stock options exercised	9	—	41	—	—	41
Stock-based compensation	—	—	1,406	—	—	1,406
Balance at June 30, 2020	14,594	15	179,132	(108,870)	(816)	69,461

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Background and Basis of Presentation

Organization

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in White Plains, New York and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach®, ROCCAT® and Neat Microphones® brands. Turtle Beach is a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices. Under the ROCCAT brand, the Company creates award-winning keyboards, mice, headsets, mousepads, and other computer accessories. The recently acquired, Neat brand creates high-quality USB and analog microphones for gamers, streamers, and professionals that embrace cutting-edge technology and design.

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

Note 3. Acquisitions

Neat Microphones

On January 12, 2021, the Company acquired certain assets related to the Neat Microphones business of Stray Electrons LLC, a California limited liability company (“Neat Microphones”) for a purchase price of $2.5 million and up to $2.3 million in potential earn-outs based on revenues and earnings targets for the year ended December 31, 2021, as provided in the asset purchase agreement. The closing payment was funded from cash on the Company’s balance sheet. In addition, business transaction costs incurred in connection with the acquisition of $0.1 million and $0.3 million for the three and six months ended June 30, 2021, respectively, were recorded as a component of “General and administrative” expenses in the Company’s Condensed Consolidated Statements of Operations. Neat Microphones creates, manufactures, and sells high-quality digital USB and analog microphones that embrace cutting-edge technology and design.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of June 30, 2021 and December 31, 2020, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted. The following is a summary of the carrying amounts and estimated fair values of our financial instruments at June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$56,197	$56,197	$46,681	$46,681
Contingent consideration liabilities	$1,928	$1,928	$-	$-

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

Note 5. Allowance for Sales Returns

The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Balance, beginning of period	$11,910	$6,262	$11,233	$8,815
Reserve accrual	4,212	4,837	9,977	7,488
Recoveries and deductions, net	(9,075)	(3,491)	(14,163)	(8,695)
Balance, end of period	$7,047	$7,608	$7,047	$7,608

Note 6. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Finished goods	$81,235	$69,939
Raw materials	696	1,362
Total inventories	$81,931	$71,301

Property and Equipment, net

Property and equipment, net, consists of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Machinery and equipment	$2,295	$2,223
Software and software development	2,412	1,629
Furniture and fixtures	1,091	1,123
Tooling	7,419	6,548
Leasehold improvements	1,832	1,833
Demonstration units and convention booths	14,346	14,439
Total property and equipment, gross	29,395	27,795
Less: accumulated depreciation and amortization	(22,478)	(21,220)
Total property and equipment, net	$6,917	$6,575

Other Current Liabilities

Other current liabilities consist of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Accrued royalty	13,586	5,166
Accrued marketing	4,125	5,487
Accrued freight	3,400	3,401
Accrued employee expenses	2,848	7,138
Contingent consideration	1,928	-
Accrued customer fees	1,388	1,562
Accrued expenses	5,560	13,368
Total other current liabilities	$32,835	$36,122

Note 7. Goodwill and Other Intangible Assets

Acquired Intangible Assets

Acquired identifiable intangible assets, and related accumulated amortization, as of June 30, 2021 and December 31, 2020 consist of:

	June 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,355	$5,944	$2,411
Tradenames	3,066	577	2,489
Developed technology	1,884	305	1,579
Foreign currency	(781)	(744)	(37)
Total Intangible Assets	$12,524	$6,082	$6,442

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$7,915	$5,584	$2,331
Tradenames	2,686	425	2,261
Developed technology	784	177	607
Foreign currency	(845)	(784)	(61)
Total Intangible Assets	$10,540	$5,402	$5,138

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

Amortization expense related to definite lived intangible assets of $0.3 million and $0.6 million was recognized for the three and six months ended June 30, 2021, and $0.2 million and $0.4 million for the three and six months ended June 30, 2020.

As of June 30, 2021, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2021	$658
2022	1,283
2023	1,041
2024	1,008
2025	889
Thereafter	1,600
Total	$6,479

Changes in the carrying values of goodwill for the six months ended June 30, 2021 are as follows:

(in thousands)
Balance as of January 1, 2021	$8,178
Neat Microphones acquisition	2,508
Balance as of June 30, 2021	$10,686

Note 8. Revolving Credit Facility and Long-Term Debt

The Company had no outstanding balance related to its revolving credit facility as of June 30, 2021 and December 31, 2020.

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.1 million and $0.2 million for the three and six months ended June 30, 2021, and $0.1 million and $0.3 million for the three and six months ended June 30, 2020.

Amortization of deferred financing costs was $47,000 and $0.1 million for the three and six months ended June 30, 2021 and 2020.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.00% to 2.75% for the FILO loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50% and letter of credit fees and agent fees. As of June 30, 2021, interest rates for outstanding borrowings were 3.75% for base rate loans and 3.00% for LIBOR rate loans. As of June 30, 2021, there were no outstanding borrowings under the Credit Facility.

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

As of June 30, 2021, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $49.7 million.

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

The following table presents the Company’s income tax expense and effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Income tax expense (benefit)	$(1,286)	$3,286	$1,480	$1,462
Effective income tax rate	(295.6%)	28.6%	12.3%	23.9%

Income tax benefit for the three months ended June 30, 2021 was $1.3 million at an effective tax rate of (295.6%) and income tax expense for the six months ended June 30, 2021was $1.5 million at an effective tax rate of 12.3%. Income tax expense for the three and six months ended June 30, 2020 was $3.3 million at an effective tax rate of 28.6% and $1.5 million at an effective tax rate of 23.9%, respectively. The effective tax rate for the three and six months ended June 30, 2021 was primarily impacted by discrete windfall tax benefits of $(1.8) million attributable to stock option exercises and restricted stock vestings, partially offset by the impact of disallowed compensation and state income tax expense on the estimated annual effective tax rate.

The Company is subject to income taxes domestically and in various foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of June 30, 2021, the Company had uncertain tax positions of $3.3 million, inclusive of $0.8 million of interest and penalties.

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

Note 10. Stock-Based Compensation

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$90	$280	$487	$338
Selling and marketing	446	279	777	478
Research and development	348	171	597	296
General and administrative	1,057	676	1,866	1,293
Total stock-based compensation	$1,941	$1,406	$3,727	$2,405

The following table presents the stock activity and the total number of shares available for grant as of June 30, 2021:

(in thousands)
Balance at December 31, 2020	501
Plan Amendment	975
Options granted	(12)
Options cancelled	8
Restricted stock granted	(362)
Forfeited/Expired restricted stock added back	3
Performance-Based restricted stock granted	(134)
Balance at June 30, 2021	979

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2020	2,383,427	$7.85	$7.78	$33,064,942
Options Granted	11,550	27.20
Options Exercised	(376,040)	8.68
Options Forfeited	(8,380)	11.64
Outstanding at June 30, 2021	2,010,557	$7.80	7.54	$48,396,166
Vested and expected to vest at June 30, 2021	1,964,509	$7.82	7.51	$47,376,677
Exercisable at June 30, 2021	1,004,264	$6.84	6.77	$25,212,628

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

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $8.6 million for the six months ended June 30, 2021.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are the assumptions for options granted during the six months ended June 30, 2021:

Expected term (in years)	6.1
Risk-free interest rate	0.5%- 1.1%
Expected volatility	59.6%- 59.8%
Dividend rate	0%

Each of these inputs is subjective and generally requires significant judgment to determine.

The weighted average grant date fair value of options granted during the six months ended June 30, 2021 was $14.89. The total estimated fair value of employee options vested during the six months ended June 30, 2021 was $1.6 million. As of June 30, 2021, total unrecognized compensation cost related to non-vested stock options granted to employees was $3.9 million, which is expected to be recognized over a remaining weight average vesting period of 2.3 years.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2020	677,590	$9.71
Granted	362,195	26.01
Vested	(228,161)	11.16
Shares forfeited	(3,234)	11.87
Nonvested restricted stock at June 30, 2021	808,390	$16.59

As of June 30, 2021, total unrecognized compensation costs related to the nonvested restricted stock awards was $12.4 million, which will be recognized over a remaining weighted average vesting period of 2.8 years.

Performance-Based Restricted Share Units

As of June 30, 2021, the Company had 134,000 performance-based restricted share units outstanding. The vesting of performance-based restricted share units is determined over a three-year period based on (i) the amount by which revenue growth exceeds a defined baseline market growth each year and (ii) the achievement of specified tiers of adjusted EBITDA as a percentage of net revenue each year, with the ability to earn and vest into such units ranging from 0% to 200%.

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

During the year ended December 31, 2020, the Company sold a total of 237,813 shares of its common stock under the Sales Agreement in the open market at an average gross selling price of $18.39 per share for net proceeds of $4.4 million. During the six months ended June 30, 2021, the Company had no sales of its common stock under the Sales Agreement.

Note 12. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands, except per-share data)
Net income	$1,721	$8,204	$10,559	$4,649

Weighted average common shares outstanding — Basic	15,920	14,581	15,737	14,538
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	421	173	469	86
Dilutive effect of stock options	1,438	926	1,448	463
Dilutive effect of warrants	550	550	550	275
Weighted average common shares outstanding — Diluted	18,329	16,229	18,204	15,363
Net income per share:
Basic	$0.11	$0.56	$0.67	$0.32
Diluted	$0.09	$0.51	$0.58	$0.30

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Stock options	77	771	769	804
Warrants	—	—	—	—
Unvested restricted stock awards	8	280	283	101
Total	85	1,051	1,052	905

Note 13. Segment Information

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
North America	$43,205	$55,162	$106,982	$82,182
United Kingdom	7,842	11,561	21,260	13,008
Europe	19,742	10,031	32,451	14,581
Other	7,775	2,926	10,924	4,916
Total net revenues	$78,564	$79,680	$171,617	$114,687

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

Employment Litigation: On April 20, 2017, a former employee filed an action in the Superior Court for the County of San Diego, State of California. The complaint alleges claims including wrongful termination, retaliation and various other provisions of the California Labor Code. The complaint seeks unspecified economic and non-economic losses, as well as allegedly unpaid wages, unreimbursed business expenses statutory penalties, interest, punitive damages and attorneys’ fees. The Company filed a cross-complaint against the former employee on May 25, 2017 for certain activities related to his employment with the Company. Discovery is closed and the case was set for trial on July 9, 2021 in San Diego County Superior Court. Due to continued Court delays with civil jury trials, the trial date was vacated and the current trial date is September 24, 2021.

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

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at June 30, 2021 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranty reserve, which are included in accrued liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Warranty, beginning of period	$1,118	$712	$1,039	$743
Warranty costs accrued	119	412	453	558
Settlements of warranty claims	(215)	(311)	(470)	(488)
Warranty, end of period	$1,022	$813	$1,022	$813

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

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	June 30, 2021
		(in thousands)
Right-of-use assets	Other assets	$5,331

Lease liability obligations, current	Other current liabilities	$747
Lease liability obligations, noncurrent	Other liabilities	4,861
Total lease liability obligations		$5,608
Weighted-average remaining lease term (in years)		5.0
Weighted-average discount rate		3.75%

During the six months ended June 30, 2021, the Company recognized approximately $0.7 million of lease costs in operating expenses and approximately $0.6 million of operating cash flows from operating leases.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of June 30, 2021, are as follows:

(in thousands)
2021	$558
2022	851
2023	732
2024	741
2025	711
Thereafter	2,968
Total minimum payments	6,561
Less: Imputed interest	(953)
Total	$5,608

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

Business Overview

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in White Plains, New York and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach®, ROCCAT® and Neat Microphones® brands. Turtle Beach is a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices. Under the ROCCAT brand, the Company creates award-winning keyboards, mice, headsets, mousepads, and other computer accessories. The recently acquired, Neat Microphones brand creates high-quality USB and analog microphones for gamers, streamers, and professionals that embrace cutting-edge technology and design.

Business Trends

Gaming Headset Market

Gaming headsets are part of a $185 billion global software and accessories gaming market. The global gaming audience now exceeds global cinema and music markets with over 2.9 billion active gamers worldwide, with the gaming industry worth over $145 billion. Gaming peripherals, such as headsets, keyboards, mice and controllers are estimated to be a $7.9 billion business globally with over 80% of that market in the Americas and Europe where the Company’s business is focused. Gaming headsets are expected to represent about $2.9 billion global market in 2021, or more than 35% of the total gaming peripherals market.

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

PlayStation® and Xbox consoles continue to be dominant gaming platforms in North America and Europe for games that drive headset usage. Consistent with a historical pattern of major new console launches every 7-8 years, Microsoft and Sony released their next generation consoles, Xbox and PlayStation®5, just ahead of the 2020 holiday season. Demand for the new consoles has been very strong and exceeded supply which is a good indicator of the enthusiasm for the latest consoles. Further, industry guidance suggests that with the launch of the new systems, and continued sales of the current consoles, combined console hardware sales will set records in 2021 and 2022.

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

While gaming on mobile/tablet devices represents about 50% of the global gaming market, and headsets can be used for mobile gaming, console and PC gaming are by-far the largest drivers of gaming headset use.

PC Accessories Market

The market for PC gaming headsets, mice and keyboards grew in 2020 to $3.6 billion. The same gaming, work-from-home, and school/learn-from-home factors associated with COVID-19 that benefitted the accessories market also resulted in headsets, keyboards, mice and other accessories developed for PC gaming having increased consumer demand.  In 2021, the demand for such PC gaming accessories is forecasted to decline as COVID-19 related factors subside.

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

PC and console gaming markets are also driven by major game launches and franchises that encourage players to buy equipment and accessories. On Xbox, PlayStation®, and PC flagship games like Call of Duty®, Destiny, Star Wars: Battlefront, Battlefield, Grand Theft Auto,

and battle royale games like Fortnite, Call of Duty Warzone, Apex Legends and PlayerUnknown’s Battlegrounds, are examples of major franchises that prominently feature online multiplayer modes which encourage communication and tend to drive increased gaming headset sales. Many of these established franchises launch new titles annually leading into the holidays and which can cause an additional boost to the normally strong holiday sales of gaming accessories.

Microphone Market

The microphone market is estimated to be approximately $2.3 billion in size with roughly $700 million of that estimated to be for digital USB microphones. The market for high-quality microphones, specifically digital microphones is experiencing significant growth as consumers on YouTube, Twitch and other popular platforms are gravitating toward using high-quality professional equipment for their workstations. Additionally, with the increasing trend toward remote work furthered by stay-at-home orders, the need for a great sounding desktop microphone has become an important tool for working from home, as well as learning from home and staying connected with family and friends. The 2021 acquisition of Neat Microphones expands Turtle Beach’s reach into the global microphone market, including, in particular, the market for digital/USB microphones which are often used by gamers, streamers, and influencers who also use other PC accessories.

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

Adjusted EBITDA (and a reconciliation to Net income, the nearest GAAP financial measure) for the three and six months ended June 30, 2021 and 2020, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$1,721	$8,204	$10,559	$4,649
Interest expense	73	83	170	252
Depreciation and amortization	1,430	1,248	2,472	2,504
Stock-based compensation	1,941	1,406	3,727	2,405
Income tax expense (benefit)	(1,286)	3,286	1,480	1,462
Acquisition-related settlement	-	(1,702)	-	(1,702)
Change in fair value of contingent consideration	-	314	-	335
Business transaction expense	88	63	250	343
Non-recurring business costs	987	-	1,626	-
Adjusted EBITDA	$4,954	$12,902	$20,284	$10,248

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Net income for the three months ended June 30, 2021 was $1.7 million with Adjusted EBITDA of $5.0 million, compared to net income of $8.2 million with Adjusted EBITDA of $12.9 million for the prior year, as a result of the PC product portfolio expansion and entry into new gaming accessory categories and higher professional fees.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Net income for the six months ended June 30, 2021 was $10.6 million with Adjusted EBITDA of $20.3 million compared to net income of $4.6 million with adjusted EBITDA of $10.2 million for the prior period, due to higher revenue as consumer demand for gaming accessories has remained above pre-pandemic levels, partially offset by PC product portfolio expansion investments, business mix and higher freight costs.

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Net revenue	$78,564	$79,680	$171,617	$114,687
Cost of revenue	49,854	50,453	108,052	74,675
Gross profit	28,710	29,227	63,565	40,012
Operating expenses	28,267	19,270	50,842	35,068
Operating income	443	9,957	12,723	4,944
Interest expense	73	83	170	252
Other non-operating expense (income), net	(65)	(1,616)	514	(1,419)
Income before income tax	435	11,490	12,039	6,111
Income tax expense (benefit)	(1,286)	3,286	1,480	1,462
Net income	$1,721	$8,204	$10,559	$4,649

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Net Revenue	$78,564	$79,680	$171,617	$114,687
Gross Profit	$28,710	$29,227	$63,565	$40,012
Gross Margin	36.5%	36.7%	37.0%	34.9%
Cash Margin (1)	31.4%	37.8%	28.5%	36.2%

(1) Excludes depreciation and amortization, and stock-based compensation

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Net revenue for the three months ended June 30, 2021 was $78.6 million, a $1.1 million decrease from $79.7 million in the comparable prior year period in which the overall gaming accessories market surged across all our major geographic channels due to stay-at-home orders.

For the three months ended June 30, 2021, gross profit as a percentage of net revenue decreased to 36.5% from 36.7% in the comparable prior year period. The decrease was primarily due to increased product costs on global supply demands and a more normalized level of promotional spend, offset by lower air freight costs.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Net revenue for the six months ended June 30, 2021 was $171.6 million, a $56.9 million increase from $114.7 million in the comparable prior year period as strong consumer demand for gaming accessories continued and retailers increased channel supply in response to potential supply constraints.

For the six months ended June 30, 2021, gross profit as a percentage of net revenue increased to 37.0% from 34.9% in the comparable prior year period. The increase was primarily due to margins that were positively impacted by lower air freight costs and volume-driven fixed cost leverage, partially offset by higher freight costs and business mix.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Selling and marketing	$15,678	$9,559	$27,223	$17,207
Research and development	4,416	3,001	8,409	5,428
General and administrative	8,173	6,710	15,210	12,433
Total operating expenses	$28,267	$19,270	$50,842	$35,068

Selling and Marketing

Selling and marketing expenses for the three and six months ended June 30, 2021 totaled $15.7 million and $27.2 million, respectively, compared to $9.6 million and $17.2 million for the three and six months ended June 30, 2020, respectively. This increase was primarily due to certain PC product-focused digital marketing initiatives to drive awareness and growth and volume-based direct sales related fees.

Research and Development

Research and development costs for the three and six months ended June 30, 2021 were $4.4 million and $8.4 million compared to $3.0 million and $5.4 million for the three and six months ended June 30, 2020. The year-over-year increases were primarily due to additional resources and infrastructure to support new product line development.

General and Administrative

General and administrative expenses for the three months ended June 30, 2021 totaled $8.2 million compared to $6.7 million for the three months ended June 30, 2020 as a result of certain increased professional fees.

General and administrative expenses for the six months ended June 30, 2021 totaled $15.2 million compared to $12.4 million for the six months ended June 30, 2020. The year-over-year increase was primarily due to increased professional fees, and the inclusion of acquired NEAT-related headcount, offset by lower variable compensation costs.

Income Taxes

Income tax benefit for the three months ended June 30, 2021 was $1.3 million at an effective tax rate of (295.6%) and income tax expense for the six months ended June 30, 2021 was $1.5 million at an effective tax rate of 12.3%. Income tax expense for the three and six months ended June 30, 2020 was $3.3 million at an effective tax rate of 28.6% and $1.5 million at an effective tax rate of 23.9%, respectively. The effective tax rate for the three and six months ended June 30, 2021 was primarily impacted by discrete windfall tax benefits of $(1.8) million attributable to stock option exercises and restricted stock vestings, partially offset by the impact of disallowed compensation and state income tax expense on the estimated annual effective tax rate.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and availability under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows.

The following table summarizes our sources and uses of cash:

	Six Months Ended
	June 30,
	2021	2020
	(in thousands)
Cash and cash equivalents at beginning of period	$46,681	$8,249
Net cash provided by operating activities	12,448	31,842
Net cash used for investing activities	(5,816)	(2,303)
Net cash provided by (used for) financing activities	2,799	(15,704)
Effect of foreign exchange on cash	85	(878)
Cash and cash equivalents at end of period	$56,197	$21,206

Operating activities

Cash provided by operating activities for the six months ended June 30, 2021 was $12.4 million, a decrease of $19.4 million as compared to $31.8 million for the six months ended June 30, 2020. The decrease is primarily the result of lower gross receipts combined with increased raw material procurements and product purchases to maintain inventory levels with elevated consumer demand and supply constraints.

Investing activities

Cash used for investing activities was $5.8 million for the six months ended June 30, 2021 and related to certain capital investments, including $2.5 million related to the Neat Microphones acquisition, compared to $2.3 million for the six months ended June 30, 2020.

Financing activities

Net cash provided by financing activities was $2.8 million during the six months ended June 30, 2021 compared to $15.7 million during the six months ended June 30, 2020. Financing activities during the six months ended June 30, 2021 primarily included stock option exercise proceeds of $3.2 million. Financing activities during the six months ended June 30, 2020 consisted of net repayments on our revolving credit facility of $15.6 million.

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

Foreign cash balances at June 30, 2021 and December 31, 2020 were $5.2 million and $5.9 million, respectively.

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

There was no activity under this agreement during the six months ended June 30, 2021.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.00% to 2.75% for the FILO loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50% and letter of credit fees and agent fees. As of June 30, 2021, interest rates for outstanding borrowings were 3.75% for base rate loans and 3.00% for LIBOR rate loans. As of June 30, 2021, there were no outstanding borrowings under the Credit Facility.

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

As of June 30, 2021, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $49.7 million.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of June 30, 2021 and December 31, 2020, we did not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of June 30, 2021 and December 31, 2020, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 30, 2021.

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

The manufacture, supply and shipment of our products are dependent upon a limited number of third parties, and our success is dependent upon the ability of these parties to manufacture, supply and ship sufficient quantities of our products to us in a timely fashion, as well as the continued viability and financial stability of these third-parties. In addition, many of our products use components with long order lead times and constrained supply. Any disruption in supply of these components could materially impact the ability of our third party manufacturing partners to produce our products.

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

In addition, the ongoing effectiveness of our supply chain is dependent on the timely performance of services by third parties shipping products and materials to and from our warehouse facilities and other locations. If we encounter problems with these shipments, our ability to meet retailer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected and we may be required to incur materially higher costs for shipping, including air freight. We have experienced some of these problems in the past and we cannot assure you that we will not experience similar problems in the future.

Our brands face significant competition from other consumer electronics companies and this competition could have a material adverse effect on our financial condition and results of operations.

We compete with other producers of gaming accessories, including the video game console manufacturers. Our competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies, or develop more commercially successful products for the PC and video game platforms than we do. In addition, competitors with large product lines and popular products, in particular the video game console manufacturers, typically have greater leverage with retailers, distributors and other customers, who may be willing to promote products with less consumer appeal in return for access to those competitors’ more popular products.

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

Relationships with new and established influencers, athletes and esports teams have been, and will continue to be, important to our future success. We rely on these partners to assist us in generating increased acceptance and use of our product offerings. We have established a number of these relationships, and our growth depends in part on establishing new relationships and maintaining existing ones. Certain partners may not view their relationships with us as significant to their own businesses, and they may reassess their commitment to us or decide to partner with our competitors in the future. We cannot guarantee that any partner will perform their obligations as agreed or that we would be able to specifically enforce any agreement with them. If any partner does not perform consistent with our agreements, we may be subject to reputational or social media risks. Additionally, our failure to maintain and expand these relationships may adversely impact our future revenue.

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

We are licensed and approved by Microsoft to develop and sell Xbox platform compatible audio products pursuant to a license agreement under which we have the right to manufacture (including through third party manufacturers), market and sell audio products for the Xbox platform video game console. Our current Xbox platform headsets are dependent on this license, and headsets for future Xbox consoles may also be dependent on this license. Microsoft has the right to terminate that license under certain circumstances set forth in the agreement. Should that license be terminated, our headset offerings may be limited, which could significantly reduce our revenues. While Sony does not currently require a license for audio products to be compatible with PlayStation® consoles, they could do so in the future.

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

New laws or regulations, changes in existing laws or regulations or the manner of their interpretation or enforcement, may create uncertainty for public companies, increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This could include, among other things, compliance costs and enforcement under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

On April 9, 2019, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. On April 1, 2021, the Company’s Board of Directors approved an extension and expansion of this share repurchase program up to $25 million of its common shares, expiring April 9, 2023. The following table summarizes, by month, the repurchases made during the three months ended June 30, 2021, under the repurchase program and in connection with shares repurchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
April 1-30, 2021	—	$—	—	—
May 1-31, 2021	6,204	$28.00	—	—
June 1-30, 2021	2,069	$36.07	—	—
Total	8,273	$—	—

For the second quarter of 2021, we repurchased approximately $0.2 million of common shares related to employee transactions. These amounts represent common shares repurchased from employees in an amount equal to the statutory tax liability associated with the vesting of their equity awards, which is then remitted on behalf of the employee.

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

TURTLE BEACH CORPORATION

Date:	August 5, 2021	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)