Form 10-Q
period 2021-09-30
Turtle Beach Corp
filed 2021-11-04
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on October 31,2021 was 16,045,984

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
	(in thousands, except per-share data)
Net revenue	$85,307	$112,494	$256,924	$227,181
Cost of revenue	56,034	66,358	164,086	141,033
Gross profit	29,273	46,136	92,838	86,148
Operating expenses:
Selling and marketing	14,301	11,857	41,524	29,064
Research and development	4,520	3,260	12,929	8,688
General and administrative	8,962	6,799	24,172	19,232
Total operating expenses	27,783	21,916	78,625	56,984
Operating income	1,490	24,220	14,213	29,164
Interest expense	101	103	271	355
Other non-operating expense, net	585	(101)	1,099	(1,520)
Income before income tax	804	24,218	12,843	30,329
Income tax expense (benefit)	(1,819)	6,424	(339)	7,886
Net income	$2,623	$17,794	$13,182	$22,443

Net income per share
Basic	$0.16	$1.20	$0.83	$1.53
Diluted	$0.14	$1.04	$0.72	$1.41
Weighted average number of shares:
Basic	16,079	14,845	15,852	14,642
Diluted	18,335	17,154	18,248	15,961

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Net income	$2,623	$17,794	$13,182	$22,443
Other comprehensive income (loss):
Foreign currency translation adjustment	(460)	548	(366)	(384)
Other comprehensive income (loss)	(460)	548	(366)	(384)
Comprehensive income	$2,163	$18,342	$12,816	$22,059

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$28,058	$46,681
Accounts receivable, net	36,989	43,867
Inventories	113,288	71,301
Prepaid expenses and other current assets	16,605	8,127
Total Current Assets	194,940	169,976
Property and equipment, net	7,276	6,575
Deferred income taxes	8,638	6,946
Goodwill	10,686	8,178
Intangible assets, net	6,107	5,138
Other assets	8,631	6,640
Total Assets	$236,278	$203,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$—	$—
Accounts payable	55,526	42,529
Other current liabilities	36,015	36,122
Total Current Liabilities	91,541	78,651
Income tax payable	3,798	3,146
Other liabilities	7,322	5,257
Total Liabilities	102,661	87,054
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 16,043,808 and 15,475,504 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	16	15
Additional paid-in capital	194,969	190,568
Accumulated deficit	(61,591)	(74,773)
Accumulated other comprehensive income (loss)	223	589
Total Stockholders’ Equity	133,617	116,399
Total Liabilities and Stockholders’ Equity	$236,278	$203,453

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,182	$22,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,919	3,302
Amortization of intangible assets	946	665
Amortization of debt financing costs	142	142
Stock-based compensation	5,225	3,977
Deferred income taxes	(1,692)	(375)
Change in sales returns reserve	(3,676)	2,173
Provision for obsolete inventory	1,628	2,216
Increase in fair value of contingent consideration	—	510
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	10,554	(11,468)
Inventories	(43,614)	(35,957)
Accounts payable	11,994	40,763
Prepaid expenses and other assets	(8,490)	(4,322)
Income taxes payable	(7,367)	6,769
Other liabilities	7,970	1,800
Net cash provided by (used for) operating activities	(10,279)	32,638
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,545)	(3,918)
Acquisition of a business, net of cash acquired	(2,500)	—
Net cash used for investing activities	(7,045)	(3,918)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	120,858	185,486
Repayment of revolving credit facilities	(120,858)	(201,141)
Proceeds from sale of equity securities	—	4,372
Proceeds from exercise of stock options and warrants	4,408	2,155
Repurchase of common stock to satisfy employee tax withholding obligations	(463)	(215)
Repurchase of common stock	(4,882)	—
Net cash cash used for financing activities	(937)	(9,343)
Effect of exchange rate changes on cash and cash equivalents	(362)	(361)
Net increase (decrease) in cash and cash equivalents	(18,623)	19,016
Cash and cash equivalents - beginning of period	46,681	8,249
Cash and cash equivalents - end of period	$28,058	$27,265

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$130	$245
Cash paid for income taxes	$8,045	$800

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2020	15,476	$15	$190,568	$(74,773)	$589	$116,399
Net income	—	—	—	8,838	—	8,838
Other comprehensive loss, net of tax	—	—	—	—	(711)	(711)
Issuance of restricted stock	26	—	113	—	—	113
Repurchase of common stock and retirement of related treasury shares	(6)	—	(215)	—	—	(215)
Stock options exercised	159	1	911	—	—	912
Stock-based compensation	—	—	1,786	—	—	1,786
Balance at March 31, 2021	15,655	$16	$193,163	$(65,935)	$(122)	$127,122
Net income	—	—	—	1,721	—	1,721
Other comprehensive income, net of tax	—	—	—	—	805	805
Issuance of restricted stock	202	—	1	—	—	1
Repurchase of common stock and retirement of related treasury shares	(9)	—	(248)	—	—	(248)
Stock options exercised	217	—	2,350	—	—	2,350
Stock-based compensation	—	—	1,941	—	—	1,941
Balance at June 30, 2021	16,065	16	197,207	(64,214)	683	133,692
Net income	—	—	—	2,623	—	2,623
Other comprehensive income, net of tax	—	—	—	—	(460)	(460)
Issuance of restricted stock	22	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	—	—	—	—	—	—
Common stock buyback	(169)	—	(4,882)	—	—	(4,882)
Stock options exercised	127	—	1,146	—	—	1,146
Stock-based compensation	—	—	1,498	—	—	1,498
Balance at September 30, 2021	16,045	$16	$194,969	$(61,591)	$223	$133,617

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2019	14,488	$14	$176,776	$(113,519)	$116	$63,387
Net loss	—	—	—	(3,555)	—	(3,555)
Other comprehensive loss, net of tax	—	—	—	—	(819)	(819)
Issuance of restricted stock	19	1	—	—	—	1
Repurchase of common stock and retirement of related treasury shares	(7)	—	(48)	—	—	(48)
Stock options exercised	6	—	18	—	—	18
Stock-based compensation	—	—	999	—	—	999
Balance at March 31, 2020	14,506	$15	$177,745	$(117,074)	$(703)	$59,983
Net income	—	—	—	8,204	—	8,204
Other comprehensive income, net of tax	—	—	—	—	(113)	(113)
Issuance of restricted stock	85	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	(6)	—	(60)	—	—	(60)
Stock options exercised	9	—	41	—	—	41
Stock-based compensation	—	—	1,406	—	—	1,406
Balance at June 30, 2020	14,594	15	179,132	(108,870)	(816)	69,461
Net income	—	—	—	17,794	—	17,794
Other comprehensive income, net of tax	—	—	—	—	548	548
Issuance of restricted stock	34	—	—	—	—	—
Repurchase of common stock and retirement of related treasury shares	(6)	—	(107)	—	—	(107)
Proceeds of sales of equity securities	238	—	4,372	—	—	4,372
Stock options exercised	327	—	2,096	—	—	2,096
Stock-based compensation	-	—	1,572	—	—	1,572
Balance at September 30, 2020	15,187	$15	$187,065	$(91,076)	$(268)	$95,736

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Background and Basis of Presentation

Organization

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in White Plains, New York and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach®, ROCCAT® and Neat Microphones® brands. Turtle Beach is a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices. Under the ROCCAT brand, the Company creates award-winning keyboards, mice, headsets, mousepads, and other computer accessories. The recently acquired Neat brand creates high-quality USB and analog microphones for gamers, streamers, and professionals that embrace cutting-edge technology and design.

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

These financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Annual Report that contains information useful to understanding the Company’s businesses and financial statement presentations.

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

Note 3. Acquisitions

Neat Microphones

On January 12, 2021, the Company acquired certain assets related to the Neat Microphones business of Stray Electrons LLC, a California limited liability company (“Neat Microphones”) for a purchase price of $2.5 million and up to $2.3 million in potential earn-outs based on revenues and earnings targets for the year ended December 31, 2021, as provided in the asset purchase agreement. The closing payment was funded from cash on the Company’s balance sheet. In addition, business transaction costs incurred in connection with the acquisition of $39,000 and $0.3 million for the three and nine months ended September 30, 2021, respectively, were recorded as a component of “General and administrative” expenses in the Company’s Condensed Consolidated Statements of Operations. Neat Microphones creates, manufactures, and sells high-quality digital USB and analog microphones that embrace cutting-edge technology and design.

The goodwill from the acquisition of Neat Microphones, which is fully deductible for tax purposes, consists largely of synergies and economies of scale expected from adding the operations of Neat Microphones’ and the Company’s existing business and supply channels.

The fair value of Neat Microphone’s identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all expected future cash flows either through the use of the multi-period excess earnings method or the relief-from-royalty method. Some of the more significant assumptions inherent in the development of intangible asset values include: the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, the assessment of the intangible asset’s life cycle, as well as other factors. The following table summarizes key information underlying intangible assets related to the Neat Microphones acquisition:

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of September 30, 2021 and December 31, 2020, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted. The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$28,058	$28,058	$46,681	$46,681
Contingent consideration liabilities	$1,928	$1,928	$-	$-

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

Note 5. Allowance for Sales Returns

The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Balance, beginning of period	$7,047	$7,608	$11,233	$8,815
Reserve accrual	5,356	7,243	15,333	14,731
Recoveries and deductions, net	(4,846)	(3,863)	(19,009)	(12,558)
Balance, end of period	$7,557	$10,988	$7,557	$10,988

Note 6. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Finished goods	$112,575	$69,939
Raw materials	713	1,362
Total inventories	$113,288	$71,301

Property and Equipment, net

Property and equipment, net, consists of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Machinery and equipment	$2,372	$2,223
Software and software development	2,407	1,629
Furniture and fixtures	1,250	1,123
Tooling	8,370	6,548
Leasehold improvements	1,804	1,833
Demonstration units and convention booths	14,558	14,439
Total property and equipment, gross	30,761	27,795
Less: accumulated depreciation and amortization	(23,485)	(21,220)
Total property and equipment, net	$7,276	$6,575

Other Current Liabilities

Other current liabilities consist of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Accrued royalty	12,510	5,166
Accrued marketing	4,082	5,487
Accrued freight	6,971	3,401
Accrued employee expenses	2,975	7,138
Contingent consideration	1,928	-
Accrued customer fees	1,151	1,562
Accrued expenses	6,398	13,368
Total other current liabilities	$36,015	$36,122

Note 7. Goodwill and Other Intangible Assets

Acquired Intangible Assets

Acquired identifiable intangible assets, and related accumulated amortization, as of September 30, 2021 and December 31, 2020 consist of:

	September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,355	$6,129	$2,226
Tradenames	3,066	654	2,412
Developed technology	1,884	373	1,511
Foreign currency	(910)	(867)	(42)
Total Intangible Assets	$12,395	$6,289	$6,107

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$7,915	$5,584	$2,331
Tradenames	2,686	425	2,261
Developed technology	784	177	607
Foreign currency	(845)	(784)	(61)
Total Intangible Assets	$10,540	$5,402	$5,138

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

Amortization expense related to definite lived intangible assets of $0.3 million and $0.9 million was recognized for the three and nine months ended September 30, 2021, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2021	$330
2022	1,281
2023	1,041
2024	1,008
2025	889
Thereafter	1,600
Total	$6,149

Changes in the carrying values of goodwill for the nine months ended September 30, 2021 are as follows:

(in thousands)
Balance as of January 1, 2021	$8,178
Neat Microphones acquisition	2,508
Balance as of September 30, 2021	$10,686

Note 8. Revolving Credit Facility and Long-Term Debt

The Company had no outstanding balance related to its revolving credit facility as of September 30, 2021 and December 31, 2020.

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively.

Amortization of deferred financing costs for both the three and nine months ended September 30, 2021 and 2020, was $47,000 and $0.1 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.00% to 2.75% for the FILO loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50% and letter of credit fees and agent fees. As of September 30, 2021, interest rates for outstanding borrowings were 3.75% for base rate loans and 3.00% for LIBOR rate loans. As of September 30, 2021, there were no outstanding borrowings under the Credit Facility.

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

As of September 30, 2021, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $54.6 million.

Note 9. Income Taxes

In order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions. However, to the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year, the Company determines the provision for income taxes based on actual year-to-date income (loss). Certain significant or unusual items are separately recognized as discrete items in the period during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

The following table presents the Company’s income tax expense and effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Income tax expense (benefit)	$(1,819)	$6,424	$(339)	$7,886
Effective income tax rate	(226.2%)	26.5%	(2.6%)	26.0%

Income tax benefit for the three months ended September 30, 2021 was $1.8 million at an effective tax rate of (226.2%) and income tax benefit for the nine months ended September 30, 2021 was $0.3 million at an effective tax rate of (2.6%). Income tax expense for the three and nine months ended September 30, 2020 was $6.4 million at an effective tax rate of 26.5% and $7.9 million at an effective tax rate of 26.0%, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was primarily impacted by discrete stock-based compensation related tax benefits of $(2.3) million attributable to stock option exercises and restricted stock vestings, Research and Development (“R&D”) credits and the reduced tax rate on our Foreign Derived Intangible Income (“FDII”). These tax benefits were partially offset by the impact of disallowed compensation and state income tax expense on the estimated annual effective tax rate. During the third quarter of 2021, we substantially completed a federal R&D study for the 2018-2020 tax years, recognizing tax benefits of $0.5 million, net of reserves. In addition, we completed an analysis of our foreign sales and recognized a tax benefit of $0.8 million on our FDII.

The Company is subject to income taxes domestically and in various foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of September 30, 2021, the Company had uncertain tax positions of $3.8 million, inclusive of $1.2 million of interest and penalties.

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

Note 10. Stock-Based Compensation

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$(105)	$284	$382	$622
Selling and marketing	415	331	1,192	809
Research and development	329	196	926	492
General and administrative	859	761	2,725	2,054
Total stock-based compensation	$1,498	$1,572	$5,225	$3,977

The following table presents the stock activity and the total number of shares available for grant as of September 30, 2021:

(in thousands)
Balance at December 31, 2020	501
Plan Amendment	975
Options granted	(12)
Options cancelled	25
Restricted stock granted	(373)
Forfeited/Expired restricted stock added back	11
Performance-Based restricted stock granted	(134)
Balance at September 30, 2021	993

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2020	2,383,427	$7.85	$7.78	$33,064,942
Options Granted	11,550	27.20
Options Exercised	(502,540)	8.77
Options Forfeited	(24,822)	10.95
Outstanding at September 30, 2021	1,867,615	$7.69	7.26	$37,568,211
Vested and expected to vest at September 30, 2021	1,831,591	$7.72	7.23	$36,915,022
Exercisable at September 30, 2021	1,010,051	$6.70	6.51	$21,367,515

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

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $11.1 million for the nine months ended September 30, 2021.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. The following are the assumptions for options granted during the nine months ended September 30, 2021:

Expected term (in years)	6.1
Risk-free interest rate	0.5%- 1.1%
Expected volatility	59.6%- 59.8%
Dividend rate	0%

Each of these inputs is subjective and generally requires significant judgment to determine.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2021 was $14.89. The total estimated fair value of employee options vested during the nine months ended September 30, 2021 was $2.1 million. As of September 30, 2021, total unrecognized compensation cost related to non-vested stock options granted to employees was $3.9 million, which is expected to be recognized over a remaining weight average vesting period of 2.1 years.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2020	677,590	$9.71
Granted	372,645	26.02
Vested	(250,103)	11.50
Shares forfeited	(10,878)	14.65
Nonvested restricted stock at September 30, 2021	789,254	$16.77

As of September 30, 2021, total unrecognized compensation costs related to the nonvested restricted stock awards was $11.4 million, which will be recognized over a remaining weighted average vesting period of 2.6 years.

Performance-Based Restricted Share Units

As of September 30, 2021, the Company had 134,000 performance-based restricted share units outstanding. The vesting of performance-based restricted share units is determined over a three-year period based on (i) the amount by which revenue growth exceeds a defined baseline market growth each year and (ii) the achievement of specified tiers of adjusted EBITDA as a percentage of net revenue each year, with the ability to earn and vest into such units ranging from 0% to 200%.

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

During the year ended December 31, 2020, the Company sold a total of 237,813 shares of its common stock under the Sales Agreement in the open market at an average gross selling price of $18.39 per share for net proceeds of $4.4 million. During the nine months ended September 30, 2021, the Company had no sales of its common stock under the Sales Agreement.

Note 12. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands, except per-share data)
Net income	$2,623	$17,794	$13,182	$22,443

Weighted average common shares outstanding — Basic	16,079	14,845	15,852	14,642
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	389	364	442	179
Dilutive effect of stock options	1,317	1,396	1,404	774
Dilutive effect of warrants	550	550	550	367
Weighted average common shares outstanding — Diluted	18,335	17,154	18,248	15,961
Net income per share:
Basic	$0.16	$1.20	$0.83	$1.53
Diluted	$0.14	$1.04	$0.72	$1.41

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Stock options	60	126	732	783
Unvested restricted stock awards	12	79	294	129
Total	72	205	1,025	912

Note 13. Segment Information

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
North America	$59,312	$84,597	$166,294	$166,779
United Kingdom	7,191	11,498	28,451	24,506
Europe	12,271	12,219	44,722	26,800
Other	6,533	4,180	17,457	9,096
Total net revenues	$85,307	$112,494	$256,924	$227,181

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

On May 22, 2020, PAMTP LLC, which purports to hold the claims of eight shareholders who opted out of the class settlement described above, brought suit against the Company, the Company’s CEO, Juergen Stark, Stripes Group, LLC, SG VTB Holdings, LLC, Kenneth Fox, and former members of the Company’s Board of Directors in Nevada state court. This opt-out action asserts the same direct claims that were asserted by the class of shareholders described above. The defendants filed two motions to dismiss this complaint, which were heard on August 10, 2020.  The Court denied those motions by order of August 20, 2020. The case was tried in August 2021 and all defendants, including the Company, prevailed on all counts with final judgment entered in their favor on September 3, 2021. Plaintiff has filed a notice of their intent to appeal the judgment. Defendants have pending motions to obtain their costs and fees in successfully defending against the claims, which will be heard in November 2021.

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

Employment Litigation: On April 20, 2017, a former employee filed an action in the Superior Court for the County of San Diego, State of California. The complaint alleges claims including wrongful termination, retaliation and various other provisions of the California Labor Code. The complaint seeks unspecified economic and non-economic losses, as well as allegedly unpaid wages, unreimbursed business expenses statutory penalties, interest, punitive damages and attorneys’ fees. The Company filed a cross-complaint against the former employee on May 25, 2017 for certain activities related to his employment with the Company. The matter was tried between September 24 and October 7, 2021.  On October 8, 2021 a jury rendered a unanimous verdict in favor of the Company on the employment claims. The Court granted a directed verdict to the Company on its Cross Complaint against the former employee. Judgment was entered in favor of the Company on October 27, 2021.

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

Intellectual Property dispute: On November 24, 2020, ABP Technology Limited (ABP) issued a claim for trademark infringement in the High Court of England and Wales against Voyetra Turtle Beach, Inc. (“VTB”) and Turtle Beach Europe Limited (“TBEU”) relating to the use by VTB and TBEU of the sign STEALTH on and in relation to gaming headsets in the UK. VTB and TBEU filed and served a Defense to the claim on February 2, 2021. On March 31, 2021, ABP filed an application for summary judgement. If the application is unsuccessful, the next stage in the proceedings will be a Case Management Conference (date to be set) at which the Court will give directions for each stage to trial. The trial is expected to be set for late-2022.

The Company will continue to vigorously defend itself in the foregoing unresolved matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at September 30, 2021 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranty reserve, which are included in accrued liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Warranty, beginning of period	$1,022	$813	$1,039	$743
Warranty costs accrued	85	464	538	1,022
Settlements of warranty claims	(201)	(316)	(671)	(804)
Warranty, end of period	$906	$961	$906	$961

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

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	September 30, 2021
		(in thousands)
Right-of-use assets	Other assets	$7,918

Lease liability obligations, current	Other current liabilities	$963
Lease liability obligations, noncurrent	Other liabilities	7,194
Total lease liability obligations		$8,157
Weighted-average remaining lease term (in years)		6.3
Weighted-average discount rate		3.75%

During the nine months ended September 30, 2021, the Company recognized approximately $1.1 million of lease costs in operating expenses and approximately $0.9 million of operating cash flows from operating leases.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of September 30, 2021, are as follows:

(in thousands)
2021	$354
2022	1,247
2023	1,142
2024	1,163
2025	1,147
Thereafter	4,482
Total minimum payments	9,535
Less: Imputed interest	(1,378)
Total	$8,157

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

Business Trends

Gaming Headset Market

Gaming headsets are part of a $184 billion global software and accessories gaming market. The global gaming audience now exceeds global cinema and music markets with over 2.9 billion active gamers worldwide. Gaming peripherals, such as headsets, keyboards, mice and controllers are estimated to be a $8.3 billion business globally with 80% of that market in the Americas and Europe where the Company’s business is focused. Gaming headsets are expected to represent about $3.3 billion global market in 2021, or around 39% of the total gaming peripherals market.

Competitive esports is a global phenomenon where professional gamers train and compete to win prize money, partner with major brands, and attract/gain dedicated fans–similar to traditional professional sports. There were approximately 398 million esports viewers in 2019, and that was expected to surge to roughly 436 million viewers by 2020 (9.6% YOY), according to a report from Newzoo. This is expected to go up to 465 million viewers (YoY increase of 8.7%). Of those 465 million projected viewers, 236 million are expected to identify as “occasional viewers” and 230 million are expected to consider themselves “esports enthusiasts”.

Many gamers play online where a gaming headset (which typically includes a microphone allowing players to communicate in real-time) provides a more immersive experience and a competitive advantage in the industry’s most popular games and franchises.

PlayStation® and Xbox® consoles continue to be dominant gaming platforms in North America and Europe for games that drive headset usage. Consistent with a historical pattern of major new console launches every 7-8 years, Microsoft and Sony released their next generation consoles, Xbox® and PlayStation®5, just ahead of the 2020 holiday season. Demand for the new consoles has been very strong and exceeded supply which is a good indicator of the enthusiasm for the latest consoles. Further, industry guidance suggests that with the launch of the new systems, and continued sales of the current consoles, combined console hardware sales will set records in 2021 and 2022.

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

PC Accessories Market

The market for PC gaming headsets, mice and keyboards grew in 2020 to $3.6 billion. The same gaming, work-from-home, and school/learn-from-home factors associated with COVID-19 that benefitted the accessories market also resulted in headsets, keyboards, mice and other accessories developed for PC gaming having increased consumer demand.  In 2021, the demand for such PC gaming accessories is forecasted to increase to $3.8 billion.

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

PC and console gaming markets are also driven by major game launches and franchises that encourage players to buy equipment and accessories. On Xbox®, PlayStation®, and PC flagship games like Call of Duty®, Destiny, Star Wars: Battlefront, Battlefield, Grand Theft Auto, and battle royale games like Fortnite, Call of Duty Warzone, Apex Legends and PlayerUnknown’s Battlegrounds, are examples of major franchises that prominently feature online multiplayer modes which encourage communication and tend to drive increased gaming headset sales. Many of these established franchises launch new titles annually leading into the holidays and which can cause an additional boost to the normally strong holiday sales of gaming accessories.

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

Supply Chain and Logistic Outlook

The ongoing global economic recovery from the COVID-19 pandemic has created significant challenges for global supply chains resulting in inflationary cost pressures and component shortages. We have also experienced logistical challenges related to transportation delays and have incurred incremental costs for commodities and components used in our products as well as component shortages that have negatively impacted our sales and results of operations. We expect that these challenges will continue to have an impact on our businesses for the foreseeable future. As a result, we continue to take proactive steps to continue to limit the impact of these challenges and, are working closely with our suppliers to manage availability of products and implement other cost savings initiatives.

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

Adjusted EBITDA (and a reconciliation to Net income, the nearest GAAP financial measure) for the three and nine months ended September 30, 2021 and 2020, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$2,623	$17,794	$13,182	$22,443
Interest expense	101	103	271	355
Depreciation and amortization	1,393	1,464	3,865	3,967
Stock-based compensation	1,498	1,572	5,225	3,977
Income tax expense (benefit)	(1,819)	6,424	(339)	7,886
Acquisition-related settlement	-	-	-	(1,702)
Change in fair value of contingent consideration	-	175	-	510
Business transaction expense	39	37	289	381
Non-recurring business costs	2,842	-	4,468	-
Adjusted EBITDA	$6,677	$27,569	$26,961	$37,817

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Net income for the three months ended September 30, 2021 was $2.6 million with Adjusted EBITDA of $6.7 million, compared to net income of $17.8 million with Adjusted EBITDA of $27.6 million for the prior year, due to lower revenue as compared to higher demand from the stay at home orders and channel replenishment, increased logistics costs caused by supply chain challenges and increased operating expenses to support PC product portfolio expansion and entry into new product categories.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Net income for the nine months ended September 30, 2021 was $13.2 million with Adjusted EBITDA of $27.0 million compared to net income of $22.4 million with adjusted EBITDA of $37.8 million for the prior period due to certain brand development and product portfolio expansion investments and increased costs as a result of supply chain and logistic challenges.

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Net revenue	$85,307	$112,494	$256,924	$227,181
Cost of revenue	56,034	66,358	164,086	141,033
Gross profit	29,273	46,136	92,838	86,148
Operating expenses	27,783	21,916	78,625	56,984
Operating income	1,490	24,220	14,213	29,164
Interest expense	101	103	271	355
Other non-operating expense, net	585	(101)	1,099	(1,520)
Income before income tax	804	24,218	12,843	30,329
Income tax expense (benefit)	(1,819)	6,424	(339)	7,886
Net income	$2,623	$17,794	$13,182	$22,443

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Net Revenue	$85,307	$112,494	$256,924	$227,181
Gross Profit	$29,273	$46,136	$92,838	$86,148
Gross Margin	34.3%	41.0%	36.1%	37.9%
Cash Margin (1)	34.7%	41.8%	36.7%	39.0%

(1) Excludes depreciation and amortization, and stock-based compensation

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Net revenue for the three months ended September 30, 2021 was $85.3 million, a $27.2 million decrease from $112.5 million in the elevated comparable prior year period brought on by stay-at-home orders and channel replenishments.

For the three months ended September 30, 2021, gross profit as a percentage of net revenue decreased to 34.3% from 41.0% in the comparable prior year period. The decrease was primarily due to unfavorable business mix and higher logistics costs.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Net revenue for the nine months ended September 30, 2021 was $256.9 million, a $29.7 million increase from $227.2 million in the comparable prior year period as consumer demand for console headsets remained at elevated levels early in the year, and retailers increased channel levels in response to on-going global supply chain concerns.

For the nine months ended September 30, 2021, gross profit as a percentage of net revenue decreased to 36.1% from 37.9% in the comparable prior year period. The decrease was primarily due to margins that were negatively impacted by increased costs as a result of higher logistics costs, partially offset by volume-driven fixed cost leverage.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Selling and marketing	$14,301	$11,857	$41,524	$29,064
Research and development	4,520	3,260	12,929	8,688
General and administrative	8,962	6,799	24,172	19,232
Total operating expenses	$27,783	$21,916	$78,625	$56,984

Selling and Marketing

Selling and marketing expenses for the three and nine months ended September 30, 2021 totaled $14.3 million and $41.5 million, respectively, compared to $11.9 million and $29.1 million for the three and nine months ended September 30, 2020, respectively. This increase was primarily due to certain digital marketing initiatives to support PC product portfolio expansion and entry into new product categories.

Research and Development

Research and development costs for the three and nine months ended September 30, 2021 were $4.5 million and $12.9 million compared to $3.3 million and $8.7 million for the three and nine months ended September 30, 2020. The year-over-year increases were primarily due to additional resources and infrastructure to support product expansion.

General and Administrative

General and administrative expenses for the three months ended September 30, 2021 totaled $9.0 million compared to $6.8 million for the three months ended September 30, 2020 as a result of higher professional fees.

General and administrative expenses for the nine months ended September 30, 2021 totaled $24.2 million compared to $19.2 million for the nine months ended September 30, 2020. The year-over-year increase was primarily due to increased professional fees and the inclusion of acquired NEAT-related headcount, partially offset by lower variable compensation costs.

Income Taxes

Income tax benefit for the three months ended September 30, 2021 was $1.8 million at an effective tax rate of (226.2%) and income tax benefit for the nine months ended September 30, 2021 was $0.3 million at an effective tax rate of (2.6%). Income tax expense for the three and nine months ended September 30, 2020 was $6.4 million at an effective tax rate of 26.5% and $7.9 million at an effective tax rate of 26.0%, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was primarily impacted by discrete stock-based compensation related tax benefits of $(2.3) million attributable to stock option exercises and restricted stock vestings, Research and Development (“R&D”) credits and the reduced tax rate on our Foreign Derived Intangible Income (“FDII”). These tax benefits were partially offset by the impact of disallowed compensation and state income tax expense on the estimated annual effective tax rate. During the third quarter of 2021, we substantially completed a federal R&D study for the 2018-2020 tax years, recognizing tax benefits of $0.5 million, net of reserves. In addition, we completed an analysis of our foreign sales and recognized a tax benefit of $0.8 million on our FDII.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and availability under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows.

The following table summarizes our sources and uses of cash:

	Nine Months Ended
	September 30,
	2021	2020
	(in thousands)
Cash and cash equivalents at beginning of period	$46,681	$8,249
Net cash provided by (used for) operating activities	(10,279)	32,638
Net cash used for investing activities	(7,045)	(3,918)
Net cash used for financing activities	(937)	(9,343)
Effect of foreign exchange on cash	(362)	(361)
Cash and cash equivalents at end of period	$28,058	$27,265

Operating activities

Cash used for operating activities for the nine months ended September 30, 2021 was $10.3 million, a decrease of $42.9 million as compared to cash provided by $32.6 million for the nine months ended September 30, 2020. The decrease is primarily the result of lower gross receipts combined with increased raw material procurements and product purchases to maintain inventory levels consistent with expected demand, supply chain challenges and new product introductions.

Investing activities

Cash used for investing activities was $7.0 million for the nine months ended September 30, 2021 and related to certain capital investments, including $2.5 million related to the Neat Microphones acquisition, compared to $3.9 million for the nine months ended September 30, 2020.

Financing activities

Net cash used for financing activities was $0.9 million during the nine months ended September 30, 2021 compared to $9.3 million during the nine months ended September 30, 2020. Financing activities during the nine months ended September 30, 2021 primarily included stock option exercise proceeds of $4.4 million and repurchases of common stock of $4.9 million. Financing activities during the nine months ended September 30, 2020 consisted of net repayments on our revolving credit facility of $15.6 million and stock option exercise proceeds of $2.2 million.

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

Foreign cash balances at September 30, 2021 and December 31, 2020 were $5.0 million and $5.9 million, respectively.

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

There was no activity under this agreement during the nine months ended September 30, 2021.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.00% to 2.75% for the FILO loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50% and letter of credit fees and agent fees. As of September 30, 2021, interest rates for outstanding borrowings were 3.75% for base rate loans and 3.00% for LIBOR rate loans. As of September 30, 2021, there were no outstanding borrowings under the Credit Facility.

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

As of September 30, 2021, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $54.6 million.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of September 30, 2021 and December 31, 2020, we did not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of September 30, 2021 and December 31, 2020, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of September 30, 2021.

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

The ongoing global economic recovery from the COVID-19 pandemic has caused significant challenges for global supply chains resulting in inflationary cost pressures and component shortages. We have also experienced unique logistical challenges related to transportation delays. As a result, we have incurred incremental costs for commodities and components used in our products as well as component shortages that have negatively impacted our sales and results of operations. We expect that these challenges will continue to have an impact on our businesses for the foreseeable future. We continue to take proactive steps to continue to limit the impact of these challenges and are working closely with our suppliers to manage availability of products and implement other cost savings initiatives.

Risks Related to Our Operations

The manufacture, supply and shipment of our products are subject to supply chain and logistics risks that could adversely impact our financial results.

We face a number of risks related to supply chain management and logistics with respect to our products. We have experienced, and may in the future experience, supply or labor shortages or other disruptions to our supply chain or logistics, which could result in shipping delays and negatively impact our operations, product development, and sales. The extent and duration of the impact of these challenges are subject to numerous factors, including the continuing impact of the COVID-19 pandemic, behavioral changes, wage and price costs, adoption of new or revised regulations, and broader macroeconomic conditions.

The manufacture, supply and shipment of our products are dependent upon a limited number of third parties, and our success is dependent upon the ability of these parties to manufacture, supply and ship sufficient quantities of our products to us in a timely fashion, as well as the continued viability and financial stability of these third parties. In addition, many of our products use components with long order lead times and constrained supply. Any disruption in supply of these components could materially impact the ability of our third-party manufacturing partners to produce our products.

We rely on third parties to manufacture and manage the logistics of transporting and distributing our products, which subjects us to a number of risks that have been exacerbated as a result of the COVID-19 pandemic and the ongoing supply chain issues associated therewith. Our manufacturers’ and suppliers’ ability to supply products to us is also subject to a number of risks, including the availability of raw materials or components, their financial instability, the destruction of their facilities, epidemics or work stoppages. Any shortage of raw materials or components or an inability to control costs associated with manufacturing could increase our costs or impair our ability to ship orders in a timely and cost-efficient manner. As a result, we could experience cancellations of orders, refusal to accept deliveries or a reduction in our prices and margins, any of which could harm our financial performance and results of operations.

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

We could be negatively affected if we are not able to engage third parties with the necessary capabilities or capacity on reasonable terms, or if those we engage with fail to meet their obligations (whether due to financial difficulties, manufacturing constraints, or other reasons). Moreover, there can be no assurance that such manufacturers and suppliers will not refuse to supply us at prices we deem acceptable, independently market their own competing products in the future, or otherwise discontinue their relationships with us. Our failure to maintain these existing manufacturing and supplier relationships, or to establish new relationships on similar terms in the future, could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

The performance of our headset business is affected by the continued success of third-party gaming platforms, such as Microsoft’s Xbox® consoles and Sony’s PlayStation® consoles, as well as video games developed by such manufacturers and other third-party publishers. Our business could suffer if any of these parties fail to continue to drive the success of these platforms, develop new or enhanced videogame platforms, develop popular game and entertainment titles for current or future generation platforms or produce and timely release sufficient quantities of such consoles. Further, if a platform is withdrawn from the market or fails to sell, we may be forced to liquidate inventories relating to that platform or accept returns resulting in significant losses.

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

The performance of certain technology used in new generation consoles, such as integrated voice and chat audio from the Xbox®

platforms is improved by a licensed component to ensure compatibility with our products.

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

In order for certain of our headsets to connect to the Xbox® platforms’ advanced features and controls, a proprietary computer chip or wireless module is required. As a result, with respect to our products designed for the Xbox platforms, we are currently reliant on Microsoft or their designated supplier to provide us with sufficient quantities. If we are unable to obtain sufficient quantities of these headset adapters or chips, sales of such Xbox® platform headsets and consequently our revenues would be adversely affected.

We are licensed and approved by Microsoft to develop and sell Xbox® platform compatible audio products pursuant to a license agreement under which we have the right to manufacture (including through third-party manufacturers), market and sell audio products for the Xbox® platform video game console. Our current Xbox® platform headsets are dependent on this license, and headsets for future Xbox® consoles may also be dependent on this license. Microsoft has the right to terminate that license under certain circumstances set forth in the agreement. Should that license be terminated, our headset offerings may be limited, which could significantly reduce our revenues. While Sony does not currently require a license for audio products to be compatible with PlayStation® consoles, they could do so in the future.

Accordingly, Microsoft, Sony and other third-party gaming platform manufacturers may control our ability to manufacture headsets compatible with their platforms, and could cause unanticipated delays in the release of our products as well as increases to projected development, manufacturing, licensing, marketing or distribution costs, any of which could negatively impact our business.

We have been party to stockholder litigation, and in the future could be party to additional stockholder litigation, any of which could harm our business, financial condition and operating results.

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

The changes to the trading relationship between the United Kingdom (UK) and European Union resulting from the UK’s exit from the European Union on January 31, 2020 (“Brexit”) will likely result in increased cost of goods imported into and exported from the UK and may decrease the profitability of our UK and other European operations. Additional currency volatility could result in a weaker British pound, which increases the cost of goods imported into our UK operations and may decrease the profitability of our UK operations. A weaker British pound versus the Euro and U.S. dollar also causes local currency results of our UK operations to be translated into fewer U.S. dollars during a reporting period. On December 24, 2020, the UK and the EU entered into a trade and cooperation agreement (the “Trade and Cooperation Agreement”), which was applied on a provisional basis from January 1, 2021. While the economic integration does not reach the level that existed during the time the UK was a member state of the EU, the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property. Negotiations between the UK and the EU are expected to continue in relation to the relationship between the UK and the EU in certain other areas which are not covered by the Trade and Cooperation Agreement. The long-term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the UK and the EU.

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

Our business could be adversely affected by inflationary pressures.

We are exposed to inflationary pressures including higher labor-related costs and potential increases in the costs of the goods and services we purchase as part of the manufacture and distribution of our products and in our operations generally. Our inability to adequately increase prices to offset increased costs associated with such inflationary pressures, or otherwise mitigate their impact, will increase our costs of doing business and reduce our margins. If such impacts are prolonged and substantial, they could have a material negative effect on our results of operations.

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

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

On April 9, 2019, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. On April 1, 2021, the Company’s Board of Directors approved an extension and expansion of this share repurchase program up to $25 million of its common shares, expiring April 9, 2023. The following table summarizes, by month, the repurchases made during the three months ended September 30, 2021, under the repurchase program and in connection with shares repurchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
July 1-31, 2021	—	$—	—	—
August 1-31, 2021	—	$—	—	—
September 1-30, 2021	168,920	$28.90	168,920	17,594,289
Total	168,920	$28.90	168,920

Item 5 - Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Turtle Beach Corporation, as amended (Incorporated by reference to Exhibit 3.1 to Company’s 10-Q filed August 6, 2018).

3.2	Bylaws, as amended, of Turtle Beach Corporation (Incorporated by reference to Exhibit 3.1 to Company’s 8-K filed June 20, 2019).

10.1+	Amendment to the Offer Letter between Turtle Beach Corporation and Juergen Stark dated August 3, 2021 (Incorporated by Reference to Exhibit 10.1 to Company’s 8-K filed August 4, 2021

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

** Filed herewith.

+ Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TURTLE BEACH CORPORATION

Date:	November 4, 2021	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)