Form 10-K
period 2021-12-31
Turtle Beach Corp
filed 2022-03-02
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was $504,046,573.

The number of shares of Common Stock, $0.001 par value, outstanding on January 31, 2022 was 16,168,892.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement or annual report on Form 10-K/A to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

PART I

Statement Regarding Forward-Looking Disclosures

This Annual Report on Form 10-K (this “Report”) includes, and incorporates by reference, certain forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential,” “continue,” and similar expressions. These forward-looking statements reflect the current expectations of Turtle Beach Corporation concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including without limitation those discussed in the sections of this Report entitled “Business Overview,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Report, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	Our dependence on the success and availability of third-party platforms and software to drive sales;
•	Transitions in video gaming console platforms and the potential impact on our business;
•	Our ability to adapt to new technologies and introduce new products on a timely basis;
•	The impact of competitive products, technologies and pricing;
•	Continued relationships with our largest customers and the emergence of new customers;
•	The impact of seasonality on our business;
•	Global business, political, operational, financial and economic conditions;
•	Our ability to forecast demand for our products;
•	Manufacturing capacity and/ or component supply constraints and difficulties;
•	The scope of protection we are able to establish and maintain for intellectual property rights covering our technology;
•	The availability of capital under our revolving credit facility;
•	Estimates of our future revenues, expenses, capital requirements, and our needs for additional financing;
•	Cybersecurity and other information technology risks;
•	The Company’s marketing efforts, particularly its partnerships with influencers, athletes and esports teams;
•	Substantial uncertainties inherent in the acceptance of existing and future products;
•	The difficulty of commercializing and protecting new technology;
•

Our ability to successfully identify acquisition opportunities that are advantageous to our business and the integration of any businesses we acquire within our internal control over financial reporting and operations;

•	Our ability to adjust our product pricing in response to inflation of our costs;
•

The emergence of global public health emergencies, such as the outbreak of COVID-19, which may have direct and indirect effects on our employees, customers, supply chain and the economy and financial markets;

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

Item 1 - Business Overview

Turtle Beach Corporation’s mission is to deliver the ultimate experience to gamers by providing high-quality, high-performance accessories, including headsets, keyboards, mice, microphones, gamepad controllers, simulation products, and more. For over 45 years, Turtle Beach has been a pioneer and key innovator in audio technology and is one of the most recognized names in gaming in North America and Europe. Turtle Beach, headquartered in White Plains, New York, was incorporated in the state of Nevada in 2010 and the Company’s stock is traded on the Nasdaq Global Market under the symbol HEAR.

The Turtle Beach brand has been the market share leader in console gaming headsets for over a decade with a vast portfolio of headsets for Xbox, PlayStation®, and Nintendo consoles, as well as for PC, Mac®, and mobile/tablet devices.  And as a result of recent acquisitions; ROCCAT, a provider of gaming keyboards, mice and other accessories focused on the personal computer (“PC”) peripherals market and Neat Microphones (“Neat”), and entry into the gaming controllers and flight simulation accessories, Turtle Beach Corporation delivers high-quality accessories across a broad range of product categories.

Gaming Headsets
& Accessories
Mobile Audio
Microphones
Gaming Simulation
Game Controllers
Keyboards
Mouse Pads
Mice

Gaming Accessories Business

Turtle Beach launched its first gaming headset and the first ever console gaming headset – the X51 - in 2005 and has gone on to become the leading brand in gaming headsets. The Company designs and markets a large assortment of gaming headsets and audio accessories for Xbox, PlayStation®, and Nintendo consoles, as well as for PC, Mac®, and mobile/tablet devices. The Company’s acquisition of ROCCAT in 2019 expanded Turtle Beach Corporation’s reach into the global market for PC gaming headsets, keyboards, mice and other accessories, and the acquisition of Neat Microphones in 2021 extended Turtle Beach’s reach into the global microphone market. Also, 2021 saw the further expansion of the Turtle Beach brand with the introduction of its first controller and flight simulation accessories. These products are distributed globally. Turtle Beach products are sold at thousands of storefronts, including major retailers such as Amazon, Argos, Best Buy, GAME, GameStop, EB Games, Media Markt, Saturn, Target, and Walmart.

Turtle Beach offers gamers a wide assortment of gaming headsets spanning multiple price tiers ranging from $20 to $250, with many headsets compatible across multiple gaming platforms. We believe the price tiers correspond to customer profiles, beginning with entry-level gamers and progressing through casual, enthusiast, core, and professional esports gamers. Each successive price tier incorporates higher level features, comfort, and finish. For example, premium headset models typically include features like large 50mm speakers, metal headbands, memory foam, powerful amplified surround sound, active noise-cancellation, and Bluetooth® connectivity. Additional features include audio presets like Bass Boost and Turtle Beach’s exclusive Superhuman Hearing® sound setting, removable or flip-to-mute microphones, Turtle Beach’s proprietary ProSpecs™ glasses-friendly design, and rechargeable long-lasting batteries.

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

In 2021, Turtle Beach was the leading console gaming headset manufacturer in the U.S. and other major console markets. We believe the Company has achieved these global market shares by delivering high-quality products that often include first-to-market innovations, robust features, superior sound, unmatched comfort, and top customer support – all key factors that consumers look for when shopping for a gaming headset.

Similar to console headsets, our PC gaming headsets, keyboards, and mice span price tiers ranging from low to high for entry-level to professional gamers with each successive price tier adding features and build quality. In 2021, we have entered two large new markets: gaming controllers with the Xbox Recon Controller, and flight simulation hardware with the VelocityOne Flight™ simulation control system. We seek to infuse differentiation and innovation into our PC products, including our own design for keyboard and mouse switches, innovative RGB lighting, and extensive ergonomic design testing and modeling. Turtle Beach’s PC-focused accessory brand, ROCCAT®, has continued expanding its portfolio of PC accessories with multiple new products, including the Syn ™ Pro Air wireless gaming headset and Kone™ Pro mice – the latest entries in the brand’s PC gaming mice. Finally, ROCCAT introduced the all-new Torch™ desktop microphone, plus additional entry-level keyboard options with the Magma® and Pyro keyboards.

Industry Overview

We participate in a $184 billion global software and accessories gaming market. The global gaming audience now exceeds global cinema and music markets with over 3 billion active gamers worldwide. Gaming peripherals, such as headsets, keyboards, mice, microphones, controllers, and simulation are estimated to be a $8.8 billion business globally with over 80% of that market in the Americas and Europe where the Company’s business is focused.

Competitive esports is a global phenomenon where professional gamers train and compete to win prize money, partner with major brands, and attract dedicated fans – similar to traditional professional sports. There were approximately 475 million esports viewers in 2021, and that is expected to increase to roughly 575 million viewers by 2024, according to a report from Newzoo. Of those 575 million projected viewers, more than half are expected to identify as “occasional viewers” and with approximately 285 million considered “esports enthusiasts.”

Many gamers play online where a gaming headset (which typically includes a microphone allowing players to communicate in real-time) provides a more immersive experience and a competitive advantage in the industry’s most popular games and franchises.

Console Headset Market

The global market for console headsets in 2021 was approximately $1.7 billion. PlayStation® and Xbox consoles continue to be dominant gaming platforms in North America and Europe for games that drive headset usage. Consistent with a historical pattern of major new console launches every 7-8 years, Microsoft and Sony released their latest next generation consoles, Xbox and PlayStation®5 platforms just ahead of holiday 2020. Demand for the new consoles has continued to be very strong and exceeded supply which is a good indicator of the enthusiasm for the latest consoles. The demand for gaming consoles is forecasted to continue to be strong in 2022 and the supply of PS5 and Xbox Series is expected to improve, helping the overall console market to single digit percentage growth in 2022.

In 2021, the Nintendo Switch™ completed its fourth year in the market with more than 70 million units sold through the end of December 2021. Nintendo continues adding and expanding their library of games with an increased number of multiplayer chat-enabled games. Nintendo launched the Nintendo Switch™ Lite, a follow-on product which offers gamers the hand-held only version of their popular gaming console.

While gaming on mobile/tablet devices represents about 52% of the global gaming market and headsets can be used for mobile gaming, console and PC gaming are by-far the largest drivers of gaming headset use.

PC Accessories Market

The market for PC gaming headsets, mice, and keyboards is estimated to have grown in 2021 to $3.8 billion. The same gaming, work-from-home, and school-learn-from-home factors associated with COVID-19 that benefitted the accessories market also resulted increased consumer demand for headsets, keyboards, mice, and other accessories developed for PC gaming. In 2022, the demand for such PC gaming accessories is expected to continue.

PC gaming in the U.S. has seen a resurgence in popularity the past few years and continues to be a main gaming platform internationally, driven by big AAA game launches, PC-specific esports leagues, popular teams and players, content creators and influencers and cross-platform play. While most games are available on multiple platforms, gaming on PC offers advantages including improved graphics, increased speed and precision of mouse/keyboard controls, and the ability for deeper customization. Gaming mice and keyboards are engineered to provide gamers with high-end performance and a superior gaming experience through features such as faster response times, improved materials and build quality, programmable buttons and keys, and software suites to customize and control devices and settings.

PC gaming mice come in a variety of different ergonomic shapes and sizes, are available in both wired and wireless models, offer options for different sensors (optical and laser) and responsiveness, and often feature integrated RGB lighting and software to unify with the lighting on other devices for a visually consistent PC gaming appearance. Similarly, PC gaming keyboards often deliver a competitive advantage by registering keystrokes faster than others and offer options for mechanical and optical key switches that feel and sound different and offer customizable lighting.

PC and console gaming markets are also driven by major game launches and franchises that encourage players to buy equipment and accessories. On Xbox, PlayStation®, and PC flagship games like Call of Duty®, Destiny, Star Wars: Battlefront, Battlefield, Grand Theft Auto, and battle royale games like Fortnite, Call of Duty Warzone, Apex Legends, and PlayerUnknown’s Battlegrounds, are examples of major franchises that prominently feature online multiplayer modes that encourage communication and tend to drive increased gaming headset usage. Many of these established franchises launch new titles annually leading into the holidays and as a result can cause an additional boost to the normally strong holiday sales for gaming accessories.

Microphone Market

The microphone market is estimated to be $2.3 billion in size of which roughly an estimated $700 million is for digital USB microphones. The market for high-quality microphones, specifically digital microphones, has experienced significant growth as consumers on YouTube, Twitch and other popular platforms are gravitating toward using high-quality professional equipment for their workstations. Additionally, with the sustained trend to remote work, the need for a well-performing desktop microphone has become an important tool when it comes to working and learning from home, as well as staying connected with family and friends. Turtle Beach Corporation’s acquisition of Neat Microphones in 2021 expanded the Company’s reach into the global microphone market, including, in particular, the market for digital/USB microphones that are often used by gamers, streamers, and influencers with other PC accessories.

Other Gaming Accessories Market

During 2021, the Company expanded into the gaming simulation and gaming controller markets with the launch of the VelocityOne Flight™ simulation control system and the Xbox Recon Controller, respectively. These markets will increase our total addressable market by $1 billion, with third-party game controllers at roughly $600 million and PC/console flight simulation hardware at roughly $400 million in global market.

Business Strategy

We intend to further build upon Turtle Beach’s brand awareness, superior audio technology and high-quality products, as well as further promote and expand the ROCCAT and Neat brands in certain geographic regions to increase sales and profitability. The Company's strategy focuses on the following:

•

Continue to Advance Our Turtle Beach Brand. We believe that Turtle Beach’s reputation among consumers is a competitive advantage, and that our success is attributable to our emphasis on delivering the highest quality, most innovative headsets.

•

Expand Our Product Lines.   We continue to invest in the resources necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies. We have continued to expand our ROCCAT PC portfolio, launching new products such as the Torch USB microphone, as well as a variety of new Sense mouse pads and we continue to believe the PC gaming accessory market will be an opportunity for growth in the coming years. We are not only continuing to move our best-selling gaming audio business forward with new headsets like the Recon 200 Gen 2 but have entered two large new markets: gaming controllers with the Xbox Recon Controller, and flight simulation hardware with the VelocityOne Flight™ simulation control system.

•

Grow Revenue in New Markets. We intend to increase our available markets by continuing to develop internally, or through partnerships or acquisitions, products in new gaming accessory or audio categories that we offer to our customers. In 2021, we completed the acquisition Neat Microphones, a business that creates, manufactures, and sells high-quality digital USB and analog microphones and enables our entry into the $2.3 billion global microphone market, which is experiencing rapid growth in the digital/USB accessories segment.  As a result, for the first time, almost 20% of our revenues are derived from categories outside the console gaming headset category, a market in which we have been a leader for over ten years.

Turtle Beach Corporation Product Line Percentage

2019 - 2021

2019
PC
Console Headet
2020
PC
Console Headet
2021
Simulation
Streaming
Controllers
PC
Console Headet

To maintain and/ or improve our competitive position in our markets we are focused on the following:

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

Intellectual Property

We operate in an industry where innovation, investment in new ideas, and protection of resulting intellectual property rights are critical to success. With over 300 patents, we have a substantial base of intellectual property assets to protect our current and future product development, such as key innovations in gaming headsets, and intend to vigorously enforce such rights.

As a third-party gaming accessory company, certain technology used in the new generation of consoles requires a license to enable products to connect to that platform. While PlayStation® does not require any license to produce headsets that can connect, certain connections on the Xbox platforms require the purchase of proprietary chips to integrate into the locked chat audio. The Company believes it currently has the necessary licenses, or can obtain the necessary licenses, to produce compatible products.

Supply Chain and Operations

We have a global network of suppliers that manufacture products to meet our quality standards and cost objectives sought by our customers. We have worked closely with component, manufacturing, and global logistic partners to build a supply chain that we consider dependable, scalable, and efficient to provide high-quality, reliable products employing leading cost management practices. The use of outsourced manufacturing facilities is designed to take advantage of specific expertise and allow for flexibility and scalability to respond to both seasonality and changing demands for our products.

In 2021, the ongoing global economic recovery from the COVID-19 pandemic as well as surging imports and strong demand for electronics created significant challenges for global supply chains resulting in inflationary cost pressures and component shortages. We also experienced logistical challenges related to transportation delay, incremental costs for commodities and components used in our products and component shortages, all of which negatively impacted our sales and results of operations. We expect these challenges will continue to have an impact on our business. As a result, we continue to take proactive steps to limit the impact of these challenges and, are working closely with our suppliers to manage availability of product and implement other cost savings initiatives.

We believe we have strong, long-term relationships with our suppliers and that, subject to the discussion in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” we expect to continue to be able to obtain a sufficient supply of quality products on satisfactory terms.

Retail Distribution

Our products are sold in over 40 countries by retailers such as Amazon, Argos, Best Buy, GAME, GameStop, EB Games, Media Markt, Saturn, Target, and Walmart. We often have a broader assortment and more shelf space than competitors at video game and electronics retailers such as Best Buy and GameStop, which we believe reinforces the brand’s authenticity with gaming enthusiasts, and our presence in mass channel retailers such as Walmart and Target enable the brand to reach a wider audience of casual gamers. Our established presence on Amazon and other online retail sites, and positive consumer product ratings on those sites, increases the search visibility of our products and helps to influence both online and in-store sales.

TB Europe, located in the U.K., serves as a primary sales office for the European market and has strengthened our international operations with support for sales, marketing, customer service and distribution.

Our websites, TurtleBeach.com, ROCCAT.com, and Neatmic.com, are important focal points for our marketing efforts, serving as a destination for consumers to learn about the brands, the product offering and as a place to maintain ongoing customer connection. Information contained on our websites is not incorporated by reference herein unless specifically stated therein.

Customers

Our business customer base is comprised primarily of large retailers and distributors, both domestic and international. In 2021, net sales to our major market channels consisted of $209.0 million to North American retail customers, $102.9 million to European customers, $20.2 million to North American distributors and $34.3 million to other customers.

Our five largest individual customers accounted for approximately 66% of our gross sales in 2021, 67% of our gross sales in 2020, and 66% of our gross sales in 2019. During 2021, our three largest customers - Walmart, Target, and Amazon - each accounted for between 10% to 23% of our consolidated net sales.

Seasonality

Our business is seasonal with a significant portion of sales and profits typically occurring around the holiday period. Historically, more than 45% of headset business revenues are generated during the period from September through December as new headsets are introduced and consumers engage in holiday shopping. In addition, launches of major new online multiplayer games, and specific retailer purchasing behavior, can drive significant revenue shifts between months and quarters in a given year.  In the past few years, normal seasonal patterns have been significantly changed due to pandemic-driven shifts in consumer demand.

Human Capital

As of December 31, 2021, Turtle Beach had 304 employees, of which 272 were full-time salaried employees. None of our employees are represented by a labor union. We believe that our relationship with our employees is good.

Corporate Culture

We are focused on creating a corporate culture of integrity and respect, with the goal of working together to drive our business to be creative, innovative, and competitive. To achieve these objectives, we have adopted and regularly communicate to our employees the following core values:

•  Leadership: We take initiative and lead in our respective roles. We lead by example.

•  Teamwork: We work as a team and value diversity. We win together and lose together.

•  Excellence: We take pride in our work and seek excellence in everything we do.

•  Integrity: We are honest, direct, and transparent in all interactions.

•  Innovation: We innovate to deliver better products and constantly improve every aspect of our company.

•  Execution: We do what we say we will do and take personal accountability for our commitments.

We operate a performance-based environment where results matter and financial discipline is enforced. We seek to create a highly collaborative culture in which employees feel a sense of pride that their input is sought after and valued. We believe that our culture is a long-term competitive advantage for us, fuels our ability to execute and is a critical underpinning of our employee talent strategy.

We are further committed to developing our employees professionally by leveraging our Intellectual Capital (IC) process. The IC process includes constructive reviews and various talent and leadership development initiatives conducted by the management team and provided throughout an employee’s career.

Diversity and Inclusion

We believe diversity in the workplace creates an environment where different perspectives lead to improved creativity, productivity, team member engagement, and overall employee happiness. To embrace diversity in 2021, we:

•  Continued bias training for the entire company;

•  Implemented and tracked diversity metrics through our recruiting process;

•  Included diversity statements in all job postings, our TB Careers website and social media channels; and

•  Began working with diversity-focused, specialized job sites to increase the diversity of our candidate pool.

Compensation and Benefits

We operate in a highly competitive and technologically challenging environment. We provide competitive compensation and benefits programs for our employees. In addition to salaries, these programs (which vary by employee level and by the country where the employees are located) include, among other items, bonuses, equity-based compensation awards, retirement plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, advocacy resources, flexible work schedules and employee assistance programs.

Health, Safety and Wellness

In response to the COVID-19 pandemic, we implemented and continue to maintain additional health and safety protocols and new procedures across all of our locations to help ensure the safety and well-being of our employees. These protocols included the option to work from home, proper hygiene, social distancing, mask use and temperature screenings and other health and safety standards as required by federal, state, and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.

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

Item 1A - Risk Factors

Set forth below is a summary of certain material risks related to an investment in our securities, which should be considered carefully in evaluating such an investment. Our business, financial condition, operating results, and cash flows can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations, cash flows and common stock price. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

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

The effects of the public health crisis caused by the COVID-19 pandemic, and its variant strains, and the measures being taken in response are uncertain and difficult to predict, but may include:

•

A decrease in the demand and/or pricing for our products, and a global economic recession that could reduce demand and/or pricing for our products, resulting from actions taken by governments, businesses, and/or the general public in an effort to limit exposure to and spreading of such infectious diseases, such as travel restrictions, quarantines, and business shutdowns or slowdowns;

•

Disruptions to our supply chain in connection with the sourcing, manufacturing and transportation of finished goods and materials, in particular, the negative impact to lead-times and availability of semiconductor components which could lead to shortages preventing us from manufacturing products in the required quantities to support demand;

•	Increased difficulty in new product development due to inability to collaborate on-site with manufacturing partners;

•

Disruptions in foot traffic to brick-and-mortar retail locations of our retailers resulting from the reinstatement of operational restrictions or temporary closures of retailing operations could disrupt retail customer awareness and demand for our products;

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

Additionally, as a result of operational and government restrictions on retailing operations due to COVID-19, retailers have experienced, and may continue to experience, liquidity constraints or other financial difficulties, which could lead to a reduction in the amount of merchandise purchased from us, an increase in order cancellations or the need to extend payment terms. Any or all of these measures could substantially reduce revenue or have a material adverse effect on our results of operations.

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

These effects, alone or taken together, could have a material adverse effect on our business, results of operations or financial condition. An extended period of global supply chain and economic disruption resulting from the COVID-19 pandemic and the government measures adopted in response thereto could exacerbate the foregoing effects. In addition, the potential impacts of COVID-19 also could affect many of our risk factors included in Item 1A of this Annual Report. However, as the COVID-19 situation is unprecedented and continuously evolving, the potential impacts to such risk factors remain uncertain.

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

We face a number of risks related to supply chain management and logistics with respect to our products. Recently, we have experienced, and may in the future experience, supply or labor shortages or other disruptions to our supply chain or logistics, which could result in shipping delays and increased costs, each of which could negatively impact our results, operations, product development, and sales. The extent and duration of the impact of these challenges are subject to numerous factors, including the continuing impact of the COVID-19 pandemic, behavioral changes, wage and price costs, adoption of new or revised regulations, and broader macroeconomic conditions.

In 2021, we experienced supply chain disruptions that resulted in significant cost increases.  For example, the recent market shortage of semiconductors has caused disruptions, from both a supply and pricing standpoint.  Recent inflationary pressures have been exacerbated by the lower availability of, and increased prices for, freight and logistics, including air, sea, and ground freight.  The Company may not be able to pass along these price increases to its customers.  While the Company has taken and continues to take measures to procure and maintain levels of inventory to prioritize product availability amidst global supply chain and logistical challenges, there can be no assurance that the Company will be able to continue to do so.  Accordingly, any future delays, disruptions, and supply and pricing risks, such as the ongoing supply chain challenges and disruptions that we expect to continue during 2022, could affect our ability to meet customer demand for our products, which could have an adverse effect on our business, results of operations and financial condition.

The manufacture, supply and shipment of our products are dependent upon a limited number of third parties, and our success is dependent upon the ability of these parties to manufacture, supply and ship sufficient quantities of our products to us in a timely fashion, as well as the continued viability and financial stability of these third-parties. In addition, many of our products use components with long order lead times and constrained supply. Any disruption in supply of these components could materially impact the ability of our third- party manufacturing partners to produce our products.

We rely on third parties to manufacture and manage the logistics of transporting and distributing our products, which subjects us to a number of risks that have been exacerbated as a result of the COVID-19 pandemic and the ongoing supply chain issues associated therewith. Our manufacturers’ and suppliers’ ability to supply products to us is also subject to a number of risks, including the availability of raw materials or components, their financial instability, the destruction of their facilities, epidemics, or work stoppages. Any shortage of raw materials or components or an inability to control costs associated with manufacturing could increase our costs or impair our ability to ship orders in a timely and cost-efficient manner. As a result, we could experience cancellations of orders, refusal to accept deliveries or a reduction in our prices and margins, any of which could harm our financial performance and results of operations.

The outbreak of COVID-19 has led to work and travel restrictions globally which in turn has led to factory closures, interruptions in supply chains, increased regulation, and workforce shortages. These issues and others may make it difficult for our suppliers and manufacturers to source raw materials or components, manufacture finished goods and export our products. There may be significant and material disruptions to our supply chain and operations, and delays in the manufacture and shipment of our products, which may then have a material adverse effect on our business or results of operations.

We could be negatively affected if we are not able to engage third parties with the necessary capabilities or capacity on reasonable terms, or if those we engage with fail to meet their obligations (whether due to financial difficulties, manufacturing constraints, or other reasons). Moreover, there can be no assurance that such manufacturers and suppliers will not refuse to supply us at prices we deem acceptable, independently market their own competing products in the future, or otherwise discontinue their relationships with us. Our failure to maintain these existing manufacturing and supplier relationships, or to establish new relationships on similar terms in the future, could have a material adverse effect on our business, results of operations, financial condition, and liquidity.

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

In addition, the ongoing effectiveness of our supply chain is dependent on the timely performance of services by third parties shipping products and materials to and from our warehouse facilities and other locations. If we encounter problems with these shipments, our ability to meet retailer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies could be materially adversely affected and we may be required to incur materially higher costs for shipping, including air freight. We have experienced some of these problems in the past and we cannot assure you that we will not experience similar problems in the future.

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

We compete with other producers of gaming accessories, including the video game console manufacturers. Our competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies, or develop more commercially successful products for the PC and video game platforms than we do. In addition, competitors with large product lines and popular products, in particular the video game console manufacturers, typically have greater leverage with retailers, distributors, and other customers, who may be willing to promote products with less consumer appeal in return for access to those competitors’ more popular products.

In the event that a competitor reduces prices, we could be forced to respond by lowering our prices to remain competitive. If we are forced to lower prices, we may be required to “price protect” products that remain unsold in our customers’ inventories at the time of the price reduction. Price protection results in our issuing a credit to our customers in the amount of the price reduction for each unsold unit in that customer’s inventory. Our price protection policies, which are customary in the industry, can have a major impact on our profitability. Also, any actions we undertake to increase prices in response to rising inflation or other considerations may reduce demand for our product and have a material adverse effect on our business or results of operations.

Conversely, any actions we undertake to increase prices in response to rising costs due to higher inflation levels or other considerations may reduce demand for our product if our competitors do not follow with similar pricing actions.  This may have a material adverse effect on our business or results of operations.

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

There are numerous steps required to develop a product from conception to commercial introduction and to ensure timely shipment to retail customers, including designing, sourcing, and testing the electronic components, receiving approval of hardware and other third-party licensors, factory availability and manufacturing and designing the graphics and packaging. Any difficulties or delays in the product development process will likely result in delays in the contemplated product introduction schedule. It is common in new product introductions or product updates to encounter technical and other difficulties affecting manufacturing efficiency and, at times, the ability to manufacture the product at all. Although these difficulties can be corrected or improved over time with continued manufacturing experience and engineering efforts, if one or more aspects necessary for the introduction of products are not completed as scheduled, or if technical difficulties take longer than anticipated to overcome, the product introductions will be delayed, or in some cases may be terminated. No assurances can be given that our products will be introduced in a timely fashion, and if new products are delayed, our sales and revenue growth may be limited or impaired.

A significant portion of our revenue is derived from a few large customers, and the loss of any such customer, or a significant reduction in purchases by such customer, could have a material adverse effect on our business, financial condition, and results of operations.

During 2021, our three largest individual customers accounted for approximately 41% of our gross sales in the aggregate. The loss of, or financial difficulties experienced by, any of these or any of our other significant customers, including as a result of the bankruptcy of a customer, could have a material adverse effect on our business, results of operations, financial condition, and liquidity. We do not have long-term agreements with these or other significant customers and our agreements with these customers do not require them to purchase any specific amount of products. All of our customers generally purchase from us on a purchase order basis. As a result, agreements with respect to pricing, returns, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each customer. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. In addition, the uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based in part on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. In addition, financial difficulties experienced by a significant customer could increase our exposure to uncollectible receivables and the risk that losses from uncollected receivables exceed the reserves we have set aside in anticipation of this risk or limit our ability to continue to do business with such customers.

Turtle Beach relies on its partnerships with influencers, athletes and esports teams to expand our market and promote our products, which may not perform to our expectations.

We believe that our ability to extend the recognition and favorable perception of our Turtle Beach brand, and the ROCCAT and Neat Microphones brands, is critical to implement our gaming accessory growth strategy, which includes maintaining our strong position in console gaming headsets and building our brand recognition and product appeal in PC gaming headsets, keyboards, and mice as well as in additional new categories over time.  These efforts incur significant costs in marketing and these expenditures, however, may not result in a sufficient increase in net sales to cover such costs.

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

Historically, a significant portion of our annual revenues have been generated during the holiday season of September to December. If we do not accurately forecast demand for products, we could incur additional costs or experience manufacturing delays. Any shortfall in net sales during this period would cause our annual results of operations to suffer significantly.

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

Our results of operations and financial condition may be adversely affected by global business, political, operational, financial, and economic conditions.

We face business, political, operational, financial, and economic risks inherent in international business, many of which are beyond our control, including:

•	Higher product component costs and higher transportation and logistics costs driven by increasing rates of inflation globally;
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

•

difficulties encountered by our international distributors or us in staffing and managing foreign operations or international sales, including higher labor costs and tightening of the overall labor markets;

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

Any of these factors could reduce our net sales, decrease our gross margins, increase our expenses, or reduce our profitability. Should we establish our own operations in international territories where we currently utilize a distributor, we will become subject to greater risks associated with operating outside of the United States.

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

Other companies and our competitors may currently own or obtain patents or other proprietary rights that might prevent, limit, or interfere with our ability to make, use, or sell our products. Although we do not believe that our products infringe the proprietary rights of any third parties, we have received notices of alleged infringement in the past and there can be no assurance that infringement or other legal claims will not be asserted against us in the future or that we will not be found to infringe the intellectual property rights of others. The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, resulting in significant and often protracted and expensive litigation. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results could be adversely affected. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of our resources. An adverse result from intellectual property litigation could cause us to do one or more of the following:

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

Further, we are party to licenses that grant us rights to intellectual property, including trademarks, which are necessary or useful to our Turtle Beach business. One or more of our licensors may allege that we have breached our license agreement with them and seek to terminate our license. If successful, this could result in our loss of the right to use the licensed intellectual property, which could adversely affect our ability to commercialize our technologies or products, as well as harm our competitive business position and our business prospects.

Our success also depends in part on our ability to obtain and enforce intellectual property protection of our technology, particularly our patents. There is no guarantee any patent be granted on any patent application that we have filed or may file. Claims allowed from existing or pending patents may not be of sufficient scope or strength to protect the economic value of our technologies. Further, any patent that we may obtain will expire at some point, and it is possible that it may be challenged, invalidated, or circumvented even prior to expiration.

We may initiate claims or litigation against third parties in the future for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors. These claims could result in costly litigation and divert the efforts of our technical and management personnel. As a result, our operating results could be adversely affected, and our financial condition could be negatively impacted.

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

While the Company believes it currently has the necessary licenses, or can obtain the necessary licenses to produce compatible products, Microsoft, Sony and other third-party gaming platform manufacturers may control or limit our ability to manufacture headsets compatible with their platforms, and could cause unanticipated delays in the release of our products as well as increases to projected development, manufacturing, licensing, marketing or distribution costs, any of which could negatively impact our business.

We have been party to stockholder litigation, and in the future could be party to additional stockholder litigation, any of which could harm our business, financial condition, and operating results.

We have had, and may continue to have, actions brought against us by stockholders in connection with the Merger, as further described in Item 3 – Legal Proceedings below, past transactions, changes in our stock price or other matters. Any such claims, whether or not resolved in our favor, could divert our management and other resources from the operation of our business and otherwise result in unexpected and substantial expenses that would adversely and materially impact our business, financial condition, and operating results.

Risks Related to Liquidity

In the past, we have depended upon the availability of capital under our revolving credit facility to finance our operations. Any additional financing that we may need may not be available on favorable terms, or at all.

In addition to cash flow generated from operations, we have financed our operations with a credit facility (the “Credit Facility”) provided by Bank of America, as Agent, Sole Lead Arranger and Sole Bookrunner. If we are unable to comply with the financial and other covenants contained in the Credit Facility and are unable to obtain a waiver under the Credit Facility, Bank of America may declare any outstanding borrowings under the Credit Facility immediately due and payable. If we had borrowing under the Credit Facility, such an event would have an immediate and material adverse impact on our business, results of operations, and financial condition. We could be required to obtain additional financing from other sources, and we cannot predict whether or on what terms, if any, additional financing might be available. If we were required to seek additional financing and were unable to obtain it, we might need to change our business and capital expenditure plans, which may have a materially adverse effect on our business, financial condition, and results of operations. In addition, any debt under the Credit Facility could make it more difficult to obtain other debt financing in the future. The Credit Facility contains certain financial covenants and other restrictions that limit our ability, among other things, to incur certain additional indebtedness; pay dividends and repurchase stock; make certain investments and other payments; enter into certain mergers or consolidations; engage in sale and leaseback transactions and transactions with affiliates; and encumber and dispose of assets.

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

Additionally, a significant downturn in demand for our products or a reduction in gross margins could have a material impact on our result of operations adversely affect our ability to obtain financing.

General Risk Factors

Our business could be adversely affected by inflationary pressures.

We are exposed to inflationary pressures including higher labor-related costs and potential increases in the costs of the goods and services we purchase as part of the manufacture and distribution of our products and in our operations generally. Such inflationary pressures have been and could continue to be exacerbated by higher oil prices, geopolitical turmoil, and economic policy actions. Our inability to adequately increase prices to offset increased costs associated with such inflationary pressures, or otherwise mitigate their impact, will increase our costs of doing business and reduce our margins and profitability. If such impacts are prolonged and substantial, they could have a material negative effect on our results of operations.

If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted, our reputation may be damaged, and we may be financially liable for damages.

We rely heavily on information systems to manage our operations, including a full range of retail, financial, sourcing, and merchandising systems. We regularly make investments to upgrade, enhance or replace these systems, as well as leverage new technologies to support our growth strategies. In addition, we have implemented enterprise-wide initiatives that are intended to standardize business processes and optimize performance. Further, while many of our employees and certain suppliers with whom we do business operate in a remote working environment during the COVID-19 pandemic, the risk of cybersecurity attacks and data breaches, particularly through phishing attempts, may be increased as we and third-parties with whom we interact leverage our IT infrastructure in previously unanticipated ways during the ongoing COVID-19 pandemic. Any delays or difficulties in transitioning to new systems or integrating them with current systems or the failure to implement our initiatives in an orderly and timely fashion could result in additional investment of time and resources, which could impair our ability to improve existing operations and support future growth, and ultimately have a material adverse effect on our business.

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

Our reliance on information systems and other technology also gives rise to cybersecurity risks, including security breach, espionage, system disruption, theft, and inadvertent release of information. The occurrence of any of these events could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage our reputation, which could adversely affect our business. In addition, as security threats continue to evolve, we may need to invest additional resources to protect the security of our systems.

The United Kingdom’s exit of the European Union may negatively impact our operations.

The changes to the trading relationship between the United Kingdom (UK) and European Union resulting from the UK’s exit from the European Union on January 31, 2020 (“Brexit”) have created uncertainty around possible increased cost of goods imported into and exported from the UK and may decrease the profitability of our UK and other European operations. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into our UK operations and may decrease the profitability of our UK operations. A weaker British pound versus the Euro and U.S. dollar also causes local currency results of our UK operations to be translated into fewer U.S. dollars during a reporting period. On December 24, 2020, the UK and the EU entered into a trade and cooperation agreement (the “Trade and Cooperation Agreement”), which was applied on a provisional basis from January 1, 2021, and entered into force on May 1, 2021. The economic integration contemplated by the Trade and Cooperation Agreement does not reach the level that existed during the time the UK was a member state of the EU, and further, while the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property, there is still uncertainty on the application and interpretation of many of its provisions. Negotiations between the UK and the EU are expected to continue in relation to the relationship between the UK and the EU in certain other areas which are not covered by the Trade and Cooperation Agreement. The long-term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the UK and the EU.

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

Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. In addition, competition for skilled and non-skilled employees among companies like ours is intense, and the loss of skilled or non-skilled employees or an inability to attract, retain and motivate additional skilled and non-skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully, develop new products, attract customers, and meet customer shipments.

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

Acquisitions also entail numerous other risks, including, without limitation: difficulties in assimilating acquired operations, products, technologies, and personnel; unanticipated costs; diversion of management’s attention from existing operations; risks of entering markets in which we have limited or no prior experience; regulatory approvals; unanticipated costs or liabilities; and potential loss of key employees from either our existing business or the acquired organization. Acquisitions may result in accounting charges for restructuring and other expenses, amortization of purchased technology and intangible assets and stock-based compensation expense, any of which could materially and adversely affect our operating results. We may not be able to realize the anticipated synergies, innovation, operational efficiencies, benefits of or successfully integrate with our existing business the businesses, products, technologies, or personnel that we acquire, and our failure to do so could harm our business and operating results.

Our products may be subject to warranty claims, product liability and product recalls.

We may be subject to product liability or warranty claims that could result in significant direct or indirect costs, or we could experience greater returns from retailers than expected, which could harm our net sales. The occurrence of any quality problems due to defects in our products could make us liable for damages and warranty claims in excess of any existing reserves. In addition to the risk of direct costs to correct any defects, warranty claims, product recalls or other problems, any negative publicity related to the perceived quality of our products could also affect our brand image, decrease retailer and distributor demand and our operating results and financial condition could be adversely affected. Changes in production levels or processes could result in increased manufacturing errors, as well as higher component, manufacturing, and shipping costs, all of which could reduce our profit margins, result in prices increases and harm our relationships with retailers and consumers.

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

We continually evaluate and monitor developments with respect to new and proposed laws, regulations, standards, and rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. Any such new or changed laws, regulations, standards, and rules may be subject to varying interpretations and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and we may be harmed.

We are subject to various environmental laws and regulations that could impose substantial costs on us and may adversely affect our business, operating results, and financial condition.

Our operations and some of our products are regulated under various federal, state, local and international environmental laws. In addition, regulatory bodies in many of the jurisdictions in which we operate propose, enact, and amend environmental laws and regulations on a regular basis. If we were to violate or become liable under these environmental laws, we could be required to incur additional costs to comply with such regulations and may incur fines and civil or criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs. Liability under environmental laws may be joint and several and without regard to comparative fault. The ultimate costs under environmental laws and the timing of these costs are difficult to predict. Although we cannot predict the ultimate impact of any new environmental laws and regulations, such laws may result in additional costs or decreased revenue and could require that we redesign or change how we manufacture our products, any of which could have a material adverse effect on our business. Additionally, to the extent that our competitors choose not to abide by these environmental laws and regulations, we may be at a cost disadvantage, thereby hindering our ability to effectively compete in the marketplace.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

The table below describes our principal facilities as of December 31, 2021. Each of these facilities is leased. We believe our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial conditions.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Expiration Date of Lease
White Plains	NY	Corporate Headquarters	15,800	2031
San Diego	CA	Administration	16,150	2029
Germany	EU	Administration	8,600	2022
Taiwan	EU	Administration	14,800	2025
Basingstoke	U.K.	Administration	3,650	2027

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

Shareholders Class Action: On August 5, 2013, VTBH and the Company (f/k/a Parametric Sound Corporation) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company (the “Merger”). Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company’s Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada case denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. On September 14, 2017, a unanimous en banc panel of the Nevada Supreme Court granted defendants’ petition for writ of mandamus and ordered the trial court to dismiss the complaint but provided a limited basis upon which plaintiffs could seek to amend their complaint. Plaintiffs amended their complaint on December 1, 2017, to assert the same claims in a derivative capacity on behalf of the Company, as a well as in a direct capacity, against VTBH, Stripes Group, LLC, SG VTB Holdings, LLC, and the former members of the Company’s Board of Directors. All defendants moved to dismiss this amended complaint on January 2, 2018, and those motions were denied on March 13, 2018. Defendants petitioned the Nevada Supreme Court to reverse this ruling on April 18, 2018. On June 15, 2018, the Nevada Supreme Court denied defendants’ writ petition without prejudice. The district court subsequently entered a pretrial schedule and set trial for November 2019. On January 18, 2019, the district court certified a class of shareholders of the Company as of January 15, 2014. On October 11, 2019, the parties notified the district court that they had reached a settlement that would resolve the pending action if ultimately approved by the Court. On January 13, 2020, the district court preliminarily approved the settlement between the plaintiffs and all defendants. A final hearing was held on May 18, 2020, wherein the Court approved the settlement and entered final judgment.

On May 22, 2020, PAMTP LLC, which purports to hold the claims of eight shareholders who opted out of the class settlement described above, brought suit against the Company, the Company’s CEO, Juergen Stark, Stripes Group, LLC, SG VTB Holdings, LLC, Kenneth Fox, and former members of the Company’s Board of Directors in Nevada state court. This opt-out action asserts the same direct claims that were asserted by the class of shareholders described above. The defendants filed two motions to dismiss this complaint, which were heard on August 10, 2020.  The Court denied those motions by order of August 20, 2020. The case was tried in August 2021 and all defendants, including the Company, prevailed on all counts with final judgment entered in their favor on September 3, 2021. Plaintiff has filed a notice of their intent to appeal the judgment. Defendants have pending motions to obtain their costs and fees in successfully defending against the claims, which were heard in December 2021.

Employment Litigation: On April 20, 2017, a former employee filed an action in the Superior Court for the County of San Diego, State of California. The complaint alleges claims including wrongful termination, retaliation, and various other provisions of the California Labor Code. The complaint seeks unspecified economic and non-economic losses, as well as allegedly unpaid wages, unreimbursed business expenses statutory penalties, interest, punitive damages, and attorneys’ fees. The Company filed a cross-complaint against the former employee on May 25, 2017, for certain activities related to his employment with the Company. The matter was tried between September 24 and October 7, 2021.  On October 8, 2021, a jury rendered a unanimous verdict in favor of the Company on the employment claims. The Court granted a directed verdict to the Company on its Cross Complaint against the former employee. Judgment was entered in favor of the Company on October 27, 2021. On December 20, 2021, the former employee filed a notice of appeal of the judgment.

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

Intellectual Property dispute: On November 24, 2020, ABP Technology Limited (ABP) issued a claim for trademark infringement in the High Court of England and Wales against Voyetra Turtle Beach, Inc. (“VTB”) and Turtle Beach Europe Limited (“TBEU”) relating to the use by VTB and TBEU of the sign STEALTH on and in relation to gaming headsets in the UK. VTB and TBEU filed and served a Defense to the claim on February 2, 2021. On March 31, 2021, ABP filed an application for summary judgement. The summary judgment application was heard by the Court in November 2021 and was dismissed. VTB and TBEU were granted permission by the Court to amend their Defense to include a counterclaim against ABP for trademark infringement. In January 2022, ABP was granted leave to appeal to the Court of Appeal in respect of the decision to allow VTB and TBEU to amend their Defense. The appeal is due to be heard before April 13, 2022. The next stage in the main proceedings will be a Case Management Conference (date to be set) at which the Court will give directions for each stage to trial. The trial is expected to be set for late 2022/early 2023.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2021  for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s stock is traded on the Nasdaq Global Market under the symbol “HEAR.” The number of holders of record of common stock at January 31, 2022 was 944.

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

The following graph shows a comparison from December 31, 2016 through December 31, 2021 of the cumulative total return assuming a $100 investment in our common stock, the S&P 500 Index and the S&P 500 Consumer Durables Index. In accordance with the rules of the Securities and Exchange Commission, the returns are indexed to a value of $100 at December 31, 2016 and assume that all dividends, if any, were reinvested. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

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

Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

On April 9, 2019, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. On April 1, 2021, the Company’s Board of Directors approved an extension and expansion of this share repurchase program up to $25 million of its common shares, expiring April 9, 2023. The following table summarizes, by month, the repurchases made during the three months ended December 31, 2021, under the repurchase program and in connection with shares repurchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
October 1 - 31, 2021	—	$—	—	—
November 1 - 30, 2021	—	$—	—	—
December 1 - 31, 2021	—	$—	—
Total	—	$—	—	17,594,289

For the fourth quarter of 2021, we did not repurchase any common shares related to employee transactions.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this Report for disclosure relating to our equity compensation plans. Such information will be included in our Proxy Statement or an amendment to this Report, which is incorporated herein by reference.

Item 6 – Selected Financial Data

The following table sets forth selected consolidated financial data for each of the five years ended December 31, 2021. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in this Report.

	Year Ended December 31,
	2021	2020	2019 (1)	2018	2017
	(in thousands, except per share data)
Net Revenue	$366,354	$360,093	$234,663	$287,437	$149,135
Cost of Revenue	237,971	226,305	155,950	178,738	98,132
Gross Profit	128,383	133,788	78,713	108,699	51,003
Gross Margin	35.0%	37.2%	33.5%	37.8%	34.2%
Operating income (loss)	20,431	49,167	10,427	54,041	4,798
Operating Margin	5.6%	13.7%	4.4%	18.8%	3.2%
Net income (loss)	$17,721	$38,746	$17,944	$39,190	$(3,248)
Net earnings (loss) per share:
Basic	$1.11	$2.62	$1.24	$2.90	$(0.26)
Diluted	$0.97	$2.37	$1.04	$2.74	$(0.26)
Weighted average number of shares:
Basic	15,915	14,801	14,483	13,512	12,336
Diluted	18,251	16,365	15,688	14,289	12,336
Balance Sheet Data:
Cash and cash equivalents	37,720	46,681	8,249	7,078	5,247
Total Assets	230,505	203,453	131,351	121,920	94,251
Total Debt	—	—	15,655	37,385	70,265
Series B Redeemable Preferred Stock	—	—	—	—	18,921

(1)	In 2019, we acquired ROCCAT, which contributed revenue of $14.4 million in the year and $23.9 million of total assets on the date of acquisition.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2021.

Turtle Beach Corporation (herein referred to as the “Company,” “we,” “us,” or “our”), headquartered in White Plains, New York, and incorporated in the state of Nevada in 2010, is a premier audio technology company with expertise and experience in developing, commercializing, and marketing innovative products across a range of large addressable markets under the Turtle Beach®, ROCCAT® and Neat Microphone® brands.

•

Turtle Beach is a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices.

•	ROCCAT is a gaming headsets, keyboards, mice, and other accessories brand focused on the personal computer peripherals market.
•	Neat Microphones is an innovative brand of high-quality digital USB and analog microphones

Business Trends

Console Headset Market

The global market for console headsets in 2021 was approximately $1.7 billion in which we are the market leader. This market experienced unprecedented growth in 2020 driven by the initial COVID-19 stay-at-home orders when new gamers entered the market, lapsed gamers started playing again, existing gamers played more, and non-gamers bought headsets for remote learning. In 2021, this market experienced a decline due to weaker retail traffic, a slower holiday season from disappointing triple A video game releases and console supply constraints.

Traditionally, the gaming market has grown as new gamers enter and existing gamers upgrade headsets. However, the emergence of battle royale games that are highly social, collaborative, and competitive, contributed to a higher growth in the video game industry and a higher proportion of gamers using headsets. And given that most of the gaming headset market is driven by replacement and upgrading, this large influx of new gaming headset users is expected to drive an increase in demand for gaming headsets in future years.

Additionally, with the ongoing COVID-19 pandemic, use of gaming headsets has seen increased demand driven by an overall increase in gaming, and by work-from-home, school/learn-from-home, and because chatting with friends during online play continues to be an important form of daily interactivity and communication for many, progressed by pandemic-related containment measures.

PC Accessories Market

The market for PC gaming headsets, mice, and keyboards is estimated to have grown in 2021 to $3.8 billion. PC gaming in the U.S. has seen a resurgence in popularity the past few years and continues to be a main gaming platform internationally, driven by big AAA game launches, PC-specific esports leagues, teams and players, content creators and influencers, cross platform play, and more. While most games are available on multiple platforms, gaming on PC offers advantages that include improved graphics, increased speed and precision of mouse/keyboard controls, and the ability for customization. Gaming mice and keyboards are engineered to provide gamers with high-end performance and a superior gaming experience through benefits including faster response times, improved materials and build quality, programmable buttons and keys, and software suites to customize and control devices and settings.

Microphone Market

In 2021, the Company completed the acquisition of Neat, a brand that creates, manufactures, and sells high-quality digital USB and analog microphones. Neat‘s accomplished leadership team includes the former founders of Blue Microphones, inventors of the first high-performance USB microphone, and pioneers behind other award-winning microphones that have revolutionized how professionals and consumers capture their voice, music and more. The acquisition enabled our entry into the $2.3 billion global microphone market, which is experiencing rapid growth in the digital/USB accessories segment where Neat’s product innovation is focused.

Controllers and Gaming Simulation Markets

During 2021, the Company expanded into the gaming simulation and gaming controller markets with the launch of the VelocityOne Flight™ simulation control system and the Xbox Recon Controller, respectively. These markets will increase our total addressable market by $1 billion, with third-party game controllers at roughly $600 million and PC/console flight simulation hardware at roughly $400 million in global market.

Seasonality

Our gaming accessories business is seasonal with a significant portion of sales and profits typically occurring around the holiday period. Historically, more than 45% of revenues are generated during the period from September through December as new products are introduced and consumers engage in holiday shopping. However, in the past few years, normal seasonal patterns have been significantly changed due to pandemic-driven shifts in consumer demand.

In connection with the seasonality of the business, historically the Company’s borrowings on the revolving credit facility increase as a result of the holiday inventory build leading up to year-end and decline on gross receipts during the first quarter of the following year. In 2021, the Company ended the year with no outstanding borrowings under its revolving credit facility as cash flows from operations were sufficient to fund the Company’s working capital needs.

COVID-19 Outlook

During 2020, as the pandemic resulted in stay-at-home guidance, the gaming accessory market experienced a significant surge in demand as existing gamers began gaming more and new gamers entered the market. In addition, the increase in working from home and learning from home created additional demand for accessories, particularly gaming headsets which work well for video and audio calls. As a result, the Company’s 2020 revenues exceeded historical levels as the overall gaming and headset markets experienced an unprecedented surge in demand. Through 2021 and going forward, the effects of the global pandemic and the measures being taken in response are uncertain and difficult to predict. While there were likely certain one-time purchases caused by the stay-at-home orders, we believe millions of new gamers have joined the market which created an ongoing, larger installed base of players in 2021.

Supply Chain and Logistic Outlook

The ongoing global economic recovery from the COVID-19 pandemic as well as a surge in imports and high demand for electronics, has created significant challenges for global supply chains resulting in inflationary cost pressures and component shortages. We have also experienced logistical challenges related to transportation delays and have incurred incremental costs for commodities and components used in our products as well as component shortages that have negatively impacted our sales and results of operations. We expect that these challenges will continue to have an impact on our businesses for the foreseeable future. As a result, we continue to take proactive steps to continue to limit the impact of these challenges and, are working closely with our suppliers to manage availability of products and implement other cost savings initiatives.

Results of Operations

Management Overview

In 2021, our reported net income was $17.7 million, or diluted net income per share of $0.97. We grew from our record year in 2020 due to growth in non-console products including PC accessories, controllers, and flight simulation. The non-console products represented approximately 20% of total revenues in 2021. The console market declined year over year due to semiconductor constraints and weaker game performance. Our console business was negatively impacted by semiconductor constraints with our wireless products. In spite of this Turtle Beach console market share continues to be higher than the next three competitors.

Not only are we continuing to move our best-selling gaming audio business forward with new headsets like the Recon 200 Gen 2, we also entered into the $2.3 billion global microphone market with the acquisition of Neat Microphones, and we have entered two large new categories: gaming controllers with the Xbox Recon Controller, and flight simulation hardware with the VelocityOne Flight™ simulation control system.

Looking forward, we have expanded our gaming accessory offerings, operating in seven gaming market categories with addressable markets of over $8.5 billion. As a result, we exceeded 20% of our revenues in categories outside the console gaming headset category, in which we have been a leader for over ten years, and we believe we are on-target to achieve the Company’s goal of $100 million non-console headset revenues in 2022.

Key Performance Indicators and Non-GAAP Measures

Management routinely reviews key performance indicators including revenue, operating income and margins, and earnings per share, among others. In addition, we believe certain other measures provide useful information to management and investors about us and our financial condition and results of operations for the following reasons: (i) they are measures used by our Board of Directors and management team to evaluate our operating performance; (ii) they are measures used by our management team to make day-to-day operating decisions; (iii) the adjustments made are often viewed as either non-recurring or not reflective of ongoing financial performance and/or have no cash impact on operations; and (iv) the metrics are used by securities analysts, investors and other interested parties as a common operating performance measure to compare results across companies in our industry by adjusting for potential differences caused by variations in capital structures (affecting relative interest expense), and the age and book value of facilities and equipment (affecting relative depreciation and amortization expense). These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and given the limitations of these metrics as analytical tools, should not be considered a substitute for gross profit, gross margins, net income (loss) or other consolidated income statement data as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•

Adjusted EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation (non-cash) and certain non-recurring special items that we believe are not representative of core operations.

•	Cash Margins is defined as gross margin excluding depreciation, amortization, and stock-based compensation.

Adjusted EBITDA

Adjusted EBITDA (and a reconciliation to net income, the nearest GAAP financial measure) for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended
	December 31,
	2021	2020	2019
	(in thousands)
Net income	$17,721	$38,746	$17,944
Interest expense	383	467	929
Depreciation and amortization	5,313	5,248	5,198
Stock-based compensation	7,656	5,549	3,558
Income tax expense (benefit)	2,428	13,711	(6,237)
Unrealized loss (gain) on financial instrument obligation	—	—	(1,601)
Acquisition-related settlement	—	(1,702)	—
Change in fair value of contingent consideration	(1,928)	(1,121)	(471)
Business transaction expense	78	550	3,516
Non-recurring business costs	4,934	—	—
Adjusted EBITDA	$36,585	$61,448	$22,836

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Net income for the year ended December 31, 2021 was $17.7 million compared to a net income of $38.7 million in the prior year for the years ended December 31, 2021 and 2020, respectively.

For the year ended December 31, 2021, Adjusted EBITDA was $36.6 million compared to $61.4 million, for the year ended December 31, 2020. Net income and Adjusted EBITDA decreased reflecting higher freight and supply chain costs, annualized run-rate increases in operating expenses due to larger size of the business, and growth investments.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Net income for the year ended December 31, 2020 was $38.7 million compared to a net income of $17.9 million in the prior year, respectively.

For the year ended December 31, 2020, Adjusted EBITDA was $61.4 million compared to $22.8 million, for the year ended December 31, 2019. Net income and Adjusted EBITDA increased primarily due to higher revenue and favorable business mix as the Company capitalized on the surging stay-at-home driven gaming consumer demand and outpaced the market based on brand strength and product availability.

Financial Results

The following table sets forth the Company’s statements of operations for the periods presented:

	Year Ended
	December 31,
	2021	2020	2019
	(in thousands)
Net revenue	$366,354	$360,093	$234,663
Cost of revenue	237,971	226,305	155,950
Gross profit	128,383	133,788	78,713
Gross margin	35.0%	37.2%	33.5%

Operating expenses	107,952	84,621	68,286
Operating income	20,431	49,167	10,427
Interest expense	383	467	929
Other non-operating expense (income), net	(101)	(3,757)	(2,209)
Income before income tax	20,149	52,457	11,707
Income tax expense (benefit)	2,428	13,711	(6,237)
Net income	$17,721	$38,746	$17,944

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented:

	Year Ended
	December 31,
	2021	2020	2019
	(in thousands)
Net Revenue	$366,354	$360,093	$234,660
Gross Profit	$128,383	$133,788	$78,713
Gross Margin	35.0%	37.2%	33.5%
Cash Margin (1)	35.6%	38.1%	34.4%

(1)	Excludes non-cash charges of $1.9 million for 2021, $3.3 million for 2020, and $2.1 million for 2019.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Net revenue for year ended December 31, 2021 was $366.3 million, a $6.3 million, or 1.7%, increase from $360.1 million in 2020 driven by PC accessories growth and the entry into gaming controllers and flight simulation hardware, which offset the weaker console headset demand mostly due to weaker retail traffic, a slower holiday season from disappointing triple A video game releases and console supply constraints.

For the year ended December 31, 2021, gross profit as a percentage of net revenue decreased to 35.0% from 37.2% in the prior year. The decrease was primarily due to higher freight costs and more normalized holiday promotional activity.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Net revenue for year ended December 31, 2020 increased $125.4 million, or 53.5% from 2019. This was due to a surge in gaming activity, including an influx of new gamers, returning gamers, and non-gaming headset use, ignited by state and local stay-at-home orders in place for a significant part of 2020 along with strong execution to rapidly increase supply to meet the increase in demand.

For the year ended December 31, 2020, gross profit as a percentage of net revenue increased to 37.2% from 33.5% in the prior year. Margins were positively impacted by lower promotional activity, favorable business mix, and volume-driven fixed costs leverage, partially offset by certain air freight to enable retail supply and higher tariff costs.

Operating Expenses

	Year Ended
	December 31,
	2021	2020	2019
	(in thousands)
Selling and marketing	$58,883	$46,779	$38,634
Research and development	17,490	12,265	7,856
General and administrative	31,501	25,027	18,280
Acquisition integration costs	78	550	3,516
Total operating expenses	$107,952	$84,621	$68,286

Selling and Marketing

Selling and marketing expense for the year ended December 31, 2021 totaled $58.9 million, or 16.1% as a percentage of net revenues, compared to $46.8 million, or 13.0% as a percentage of net revenues, for the prior year. This increase was primarily due to marketing initiatives to support product portfolio expansion, expansion of geographies, and entry into new product categories.

Selling and marketing expense for the year ended December 31, 2020 totaled $46.8 million, or 13.0% as a percentage of net revenues, compared to $38.6 million, or 16.5% as a percentage of net revenues, for the year ended December 31, 2019. This increase was primarily due to the inclusion of acquired ROCCAT-related headcount, volume-based direct sales related fees and commissions, and increased digital media spend to build ROCCAT brand awareness, partially offset by decreases in marketing event spend, retail marketing initiatives and advertising display depreciation.

Research and Development

For the year ended December 31, 2021, we invested $17.5 million in research and development, an increase from prior years attributable to additional resources and infrastructure to support product expansion including new category introductions: the VelocityOne Flight™ simulation control system, the Xbox Recon Controller and Neat microphones.

For the years ended December 31, 2020 and 2019, we expended $12.3 million and $7.9 million, respectively.  For the year 2020, this increase was attributable to the expansion of PC accessories development capability and, the Stealth 600 and Stealth 700 Gen 2 wireless gaming headsets for Xbox and PlayStation®5 platforms, investments to increase the company’s software capabilities, and investments to begin work on several new product categories that launched in 2021. For the year 2019, expenses were reflective of new product initiatives, patent related costs and ROCCAT headcount expenses.

General and Administrative

General and administrative expenses for the year ended December 31, 2021 increased $6.5 million to $31.5 million compared to $25.0 million for the year ended December 31, 2020. The year-over-year increase was primarily due to increased professional fees and the inclusion of acquired NEAT-related headcount, partially offset by lower variable compensation costs.

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

Income Taxes

Income tax expense for the year ended December 31, 2021 was $2.4 million at an effective tax rate of 12.1% compared to income tax expense of $13.7 million for the year ended December 31, 2020 at an effective tax rate of 26.1%. The effective tax rate was primarily impacted by tax benefits attributable to stock option exercises and restricted stock vestings, Research and Development (“R&D”) credits and the reduced tax rate on our Foreign Derived Intangible Income (“FDII”). These tax benefits were partially offset by the impact of disallowed compensation and state income tax expense. During 2021, we substantially completed a federal R&D study for the 2018-2020 tax years, recognizing tax benefits of $0.5 million net of reserves. An estimate of $0.2 million R&D credits, net of reserves, was included for 2021.  In addition, we completed an analysis of our foreign sales and recognized a tax benefit of $1.0 million on our FDII.

Income tax expense for the year ended December 31, 2020 was $13.7 million at an effective tax rate of 26.1% compared to income tax benefit of $6.2 million for the year ended December 31, 2019 at an effective tax rate of (53.3%). The effective tax rate was primarily impacted by permanent items including state taxes, executive compensation, and reserves for uncertain tax positions.

Other Non-Operating Expense (Income)

Other non-operating income totaled $0.1 million for the year ended December 31, 2021, including a $1.9 million fair value of contingent consideration reversal, compared to other non-operating income of $3.8 million for the year ended December 31, 2020, which included a $1.7 million acquisition-related settlement gain and $1.2 million fair value of contingent consideration reversal.

Other non-operating income totaled $3.8 million for the year ended December 31, 2020, including a $1.7 million acquisition-related settlement gain and $1.2 million fair value of contingent consideration reversal, compared to other non-operating income of $2.2 million for the year ended December 31, 2019, which included $1.6 million unrealized gain related to the change in fair value of a financial instrument obligation.

Liquidity and Capital Resources

Our primary sources of working capital are cash flow from operations and availability of capital under our revolving credit facility, which was minimally used in the last year. We have funded operations and acquisitions in recent periods with operating cash flows and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Year Ended
	December 31,
	2021	2020	2019
	(in thousands)
Cash and cash equivalents at beginning of period	$46,681	$8,249	$7,078
Net cash provided by (used for) operating activities	(327)	51,049	39,374
Net cash used for investing activities	(8,121)	(5,663)	(14,579)
Net cash used for financing activities	(56)	(7,412)	(24,180)
Effect of foreign exchange on cash	(457)	458	556
Cash and cash equivalents at end of period	$37,720	$46,681	$8,249

Operating activities

Cash used for operating activities for the year ended December 31, 2021 was $0.3 million, a decrease of $51.4 million as compared to cash provided by operating activities totaling $51.0 million for the year ended December 31, 2020. The decrease is primarily the result of lower operating results increased inventory levels in response to supply chain and logistic headwinds.

Cash provided by operating activities for the year ended December 31, 2020 was $51.0 million, an increase of $11.7 million as compared to cash provided by operating activities of $39.4 million for the year ended December 31, 2019. This is primarily the result of higher gross receipts, partially offset by increased product purchases, and related air freight costs, to align inventory levels with elevated consumer demand.

Investing activities

Cash used for investing activities was $8.1 million of capital expenditures related to in-store advertising displays and new product manufacturing tooling, as well as $2.5 million related to the Neat Microphones acquisition, during the year ended December 31, 2021 compared to $5.7 million in 2020 of capital expenditures primarily related to in-store advertising displays, new product manufacturing tooling and internal system upgrades.

Cash used for investing activities was $5.7 million during the year ended December 31, 2020 compared to $14.6 million in 2019.  2020 expenditures consisted mainly of in-store advertising displays, new product manufacturing tooling and internal system upgrades, while 2019 expenditures included $12.7 million related to the ROCCAT acquisition and $1.9 million of capital expenditures.

Financing activities

Net cash used for financing activities was $0.1 million during the year ended December 31, 2021 compared to net cash used for financing activities of $7.4 million and net cash used for financing activities of $24.2 million during the years ended December 31, 2020 and 2019, respectively. Financing activities during the year ended December 31, 2021 included stock option exercise proceeds of $5.3 million and repurchases of common stock of $4.9 million.

Financing activities in 2020 included net repayments on our revolving credit facility of $15.7 million, offset by $4.3 million received from the sale of equity securities and proceeds from exercise of stock options of $4.2 million.

Financing activities in 2019 included net repayments on our revolving credit facility of $21.7 million and $2.5 million of common stock repurchases.

Management assessment of liquidity

Management believes that our current cash and cash equivalents, the amounts available under our revolving credit facility and cash flows derived from operations will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, or capital requirements.

Foreign cash balances at December 31, 2021 and December 31, 2020 were $10.2 million and $5.9 million, respectively.

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

There was no activity under the Sales Agreement during the year ended December 31, 2021.

Revolving Credit Facility

On December 17, 2018, Turtle Beach and certain of its subsidiaries entered into an amended and restated loan, guaranty, and security agreement (“Credit Facility”) with Bank of America, N.A. (“Bank of America”), as Agent, Sole Lead Arranger and Sole Bookrunner, which replaced the then existing asset-based revolving loan agreement. The Credit Facility, which expires on March 5, 2024, provides for a line of credit of up to $80 million inclusive of a sub-facility limit of $12 million for TB Europe, a wholly-owned subsidiary of Turtle Beach. In addition, the Credit Facility provides for a $40 million accordion feature and the ability to increase the borrowing base with a FILO Loan of up to $6.8 million.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans, 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans and 2.00% and 2.75% for the FILO Loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees. As of December 31, 2021, interest rates for outstanding borrowings were 3.75% for base rate loans and 3.00% for LIBOR rate loans.

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

As of December 31, 2021, the Company was in compliance with all the financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $64.6 million.

In 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates. LIBOR’s administrator ceased publishing one-week and two-month U.S. Dollar LIBOR immediately after the LIBOR publication on December 31, 2021, and is scheduled to cease publication of the remaining U.S. Dollar LIBOR tenors immediately after the publication on June 30, 2023. The Company has been and will continue to monitor LIBOR-related market, regulatory and accounting developments. Pursuant to the credit agreement, the Companies may borrow at interest rates determined with reference to a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin.

Contractual Obligations

Our principal commitments primarily consist of obligations for minimum payment commitments to lessors for office space and the revolving credit facility. As of December 31, 2021, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
(in thousands)	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Contractual Obligations: (1) (3)
Operating lease obligations (2)	$9,047	$1,125	$3,458	$2,078	2,386
Total	$9,047	$1,125	$3,458	$2,078	$2,386

(1)

Contractual obligations exclude tax liabilities of $3.4 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

(2)	Operating lease agreements represent obligations to make payments under non-cancelable lease agreements for its facilities.
(3)

On December 17, 2018, the Company entered into an amended Credit Facility that expires on March 5, 2024. Interest payments are not reflected under the Credit Facility because the amount that will be borrowed in future years is uncertain.

Critical Accounting Estimates

Our discussion and analysis of our results of operations and capital resources are based on our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Management bases its estimates, assumptions, and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances.

Different assumptions and judgments would change the estimates used in the preparation of the condensed consolidated financial statements, which, in turn, could change the results from those reported. Management evaluates its estimates, assumptions, and judgments on an ongoing basis.

Based on the above, we have determined that our most critical accounting policies are those related to revenue recognition and sales return reserve, inventory valuation, asset impairment, and income taxes.

Revenue Recognition and Sales Return Reserve

Net revenue consists primarily of revenue from the sale of gaming headsets and accessories to wholesalers, retailers and to a lesser extent, on-line customers. Our products function on a standalone basis (in connection with a readily available gaming console, personal computer, or stereo) and are not sold with additional services or rights to future goods or services. Revenue is recorded for a contract through the following steps: (i) identifying the contract with the customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations; and (v) recognizing revenue when or as each performance obligation is satisfied.

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

Management estimates future pre-tax cash flows based on historical experience, knowledge, and market data. Estimates of future cash flows require that we make assumptions and apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by factors such as future product development and economic conditions that can be difficult to predict, as well as other factors such as those outlined in “Risk Factors.” If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment loss would be recognized for the difference between estimated fair value and carrying value.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of December 31, 2021, we do not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure, primarily, with respect to the British Pound and Euro. As of December 31, 2021 and 2020, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

Inflation Risk

The Company is exposed to market risk due to inflationary pressures, including higher labor-related costs and increases in the costs of the goods and services we purchase as part of the manufacture and distribution of our products, increased costs from supply chain and logistic headwinds and in our operations generally. Such inflationary pressures have been and could continue to be exacerbated by higher oil prices, geopolitical turmoil, and economic policy actions.  A high rate of inflation in the future may have an adverse effect on the Company’s ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenue if the selling prices of products do not increase with these increased costs.

Item 8. - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Turtle Beach Corporation

White Plains, New York

  Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Turtle Beach Corporation and Subsidiaries (the “Company”) as of December 31, 2021, and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 2, 2022, expressed an unqualified opinion thereon.

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

Allowance for Sales Returns

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company provides certain customers the option to return defective goods back to the Company.   A sales returns allowance is recorded in the period of the sale based upon an expected value method, which is based on the Company’s prior experience and current return trends.  As of December 31, 2021, and 2020, the Company had accrued a sales returns allowance of approximately $9.0 million and $11.2 million, respectively.

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

Allowance for Cash-Based Incentive Reserve

As discussed in Note 1 to the consolidated financial statements, the Company provides certain customers cash-based incentives which include price concessions as a reduction to the customer sales invoice.  All cash-based incentives are recorded in the period of the sale based upon the expected value method, which is based on the Company’s prior experience and current trends.  As of December 31, 2021, and 2020, the Company had accrued an allowance for cash-based incentives of approximately $25.6 million and $18.6 million, respectively.

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

New York, New York
March 2, 2022

Turtle Beach Corporation

Consolidated Statements of Operations

	Year ended December 31,
	2021	2020	2019
	(in thousands, except per-share data)
Net revenue	$366,354	$360,093	$234,663
Cost of revenue	237,971	226,305	155,950
Gross profit	128,383	133,788	78,713
Operating expenses:
Selling and marketing	58,883	46,779	38,634
Research and development	17,490	12,265	7,856
General and administrative	31,579	25,577	21,796
Total operating expenses	107,952	84,621	68,286
Operating income	20,431	49,167	10,427
Interest expense	383	467	929
Other non-operating expense (income), net	(101)	(3,757)	(2,209)
Income before income tax	20,149	52,457	11,707
Income tax expense (benefit)	2,428	13,711	(6,237)
Net income	$17,721	$38,746	$17,944

Net income per share:
Basic	$1.11	$2.62	$1.24
Diluted	$0.97	$2.37	$1.04
Weighted average number of shares:
Basic	15,915	14,801	14,483
Diluted	18,251	16,365	15,688

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Net income	17,721	38,746	$17,944
Other comprehensive income (loss):
Foreign currency translation adjustment	(462)	473	592
Other comprehensive income (loss)	(462)	473	592
Comprehensive income (loss)	$17,259	$39,219	$18,536

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$37,720	$46,681
Accounts receivable, less allowances of $34,728 and $29,897 in 2021 and 2020, respectively	35,953	43,867
Inventories	101,933	71,301
Prepaid expenses and other current assets	17,506	8,127
Total Current Assets	193,112	169,976
Property and equipment, net	6,955	6,575
Deferred income taxes	5,899	6,946
Goodwill	10,686	8,178
Intangible assets, net	5,788	5,138
Other assets	8,065	6,640
Total Assets	$230,505	$203,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$—	$—
Accounts payable	40,475	42,529
Other current liabilities	37,693	36,122
Total Current Liabilities	78,168	78,651
Income tax payable	3,774	3,146
Other liabilities	7,194	5,257
Total Liabilities	89,136	87,054
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 16,168,147 and 15,475,504 shares issued and outstanding as of December 31, 2021 and 2020, respectively	16	15
Additional paid-in capital	198,278	190,568
Accumulated deficit	(57,052)	(74,773)
Accumulated other comprehensive income	127	589
Total Stockholders’ Equity	141,369	116,399
Total Liabilities and Stockholders’ Equity	$230,505	$203,453

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,721	$38,746	$17,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,052	4,359	4,556
Amortization of intangible assets	1,261	889	642
Amortization of debt financing costs	189	189	189
Stock-based compensation	7,656	5,549	3,558
Deferred income taxes	1,119	468	(7,473)
Change in sales returns reserve	(2,236)	2,418	(397)
Provision for doubtful accounts	468	215	(10)
Provision for obsolete inventory	1,609	5,085	3,483
Loss on disposal of property and equipment	—	42	28
Unrealized loss (gain) on financial instrument obligation	—	—	(1,601)
Decrease in unrecognized tax benefit	—	—	(686)
Decrease in fair value of contingent consideration	(1,928)	(1,121)	(471)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,682	(1,755)	9,931
Inventories	(32,240)	(30,675)	7,264
Accounts payable	(2,793)	18,668	(393)
Prepaid expenses and other assets	(6,091)	(4,108)	(66)
Income taxes payable	(5,571)	4,178	(371)
Other liabilities	6,775	7,902	3,247
Net cash provided by (used for) operating activities	(327)	51,049	39,374
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,621)	(5,663)	(1,912)
Acquisition of a business, net of cash acquired	(2,500)	—	(12,667)
Net cash used for investing activities	(8,121)	(5,663)	(14,579)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	120,858	323,593	219,910
Repayment of revolving credit facilities	(120,858)	(339,248)	(241,640)
Proceeds from sale of equity securities	—	4,373	—
Proceeds from exercise of stock options and warrants	5,289	4,195	330
Repurchase of common stock	(4,882)	—	(2,525)
Repurchase of common stock to satisfy employee tax withholding obligations	(463)	(325)	(255)
Net cash used for financing activities	(56)	(7,412)	(24,180)
Effect of exchange rate changes on cash and cash equivalents	(457)	458	556
Net increase (decrease) in cash and cash equivalents	(8,961)	38,432	1,171
Cash and cash equivalents - beginning of period	46,681	8,249	7,078
Cash and cash equivalents - end of period	$37,720	$46,681	$8,249
SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$194	$309	$769
Cash paid for income taxes, net of refunds	$6,561	$8,041	$2,317
Accrual for purchases of property and equipment	$1,189	$1,351	$16
Reclassification of financial instrument obligation	$—	$—	$6,248

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2018	14,268	14	169,421	(131,463)	(476)	37,496
Net income	—	—	—	17,944	—	17,944
Other comprehensive income, net of tax	—	—	—	—	592	592
Reclassification of financial instrument obligation	—	—	6,248	—	—	6,248
Issuance of restricted stock	130	—	(1)	—	—	(1)
Repurchase of common stock and retirement of related treasury shares	(23)	—	(255)	—	—	(255)
Common stock buyback	(271)	—	(2,525)	—	—	(2,525)
Issuance of common stock upon exercise of warrants	296	—	—	—	—	—
Stock options exercised	89	—	330	—	—	330
Stock-based compensation	—	—	3,558	—	—	3,558
Balance at December 31, 2019	14,488	$14	$176,776	$(113,519)	$116	$63,387
Net income	—	—	—	38,746	—	38,746
Other comprehensive income, net of tax	—	—	—	—	473	473
Issuance of restricted stock	157	1	—	—	—	1
Repurchase of common stock and retirement of related treasury shares	(25)	—	(325)	—	—	(325)
Proceeds of sales of equity securities	238	—	4,373	—	—	4,373
Stock options exercised	618	—	4,195	—	—	4,195
Stock-based compensation	—	—	5,549	—	—	5,549
Balance at December 31, 2020	15,475	$15	$190,568	$(74,773)	$589	$116,399
Net income	—	—	—	17,721	—	17,721
Other comprehensive loss, net of tax	—	—	—	—	(462)	(462)
Issuance of restricted stock	244	—	—	—	—	—
Settlement of deferred Stock	6	—	111	—	—	111
Repurchase of common stock and retirement of related treasury shares	(15)	—	(463)	—	—	(463)
Common stock buyback	(169)	—	(4,882)	—	—	(4,882)
Stock options exercised	626	1	5,288	—	—	5,289
Stock-based compensation	—	—	7,656	—	—	7,656
Balance at December 31, 2021	16,168	16	198,278	(57,052)	127	141,369

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Organization

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in White Plains, New York and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing, and marketing innovative products across a range of large addressable markets under the Turtle Beach®, ROCCAT® and Neat Microphone® brands. Turtle Beach is a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices. ROCCAT is a gaming keyboards, mice and other accessories brand focused in the PC peripherals market.

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

The novel coronavirus (“COVID-19”) pandemic, and its variant strains, has disrupted worldwide economic markets and the extent to which COVID-19 continues to affect the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict. During 2020, the Company experienced a significant increase in demand for its products due to the COVID-19-related stay-at-home orders, which resulted in increased revenue. Going forward, the effects of the global pandemic and the measures being taken in response are uncertain and difficult to predict. Nonetheless, the Company continues to actively monitor and assess the impact of the pandemic on its business, operations, and financial condition.

Revenue Recognition and Sales Return Reserve

Net revenue consists primarily of revenue from the sale of gaming headsets and accessories to wholesalers, retailers and to a lesser extent, on-line customers. These products function on a standalone basis (in connection with a readily available gaming console, personal computer, or stereo) and are not sold with additional services or rights to future goods or services. Revenue is recorded for a contract through the following steps: (i) identifying the contract with the customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations; and (v) recognizing revenue when or as each performance obligation is satisfied.

Each contract at inception is evaluated to determine whether the contract should be accounted for as having one or more performance obligations. The Company's business activities were determined to be a single performance obligation with revenue recognized when obligations under the terms of a contract with its customer are satisfied; generally, this occurs at a point in time when the risk and title to the product transfers to the customer. The Company's standard terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. The Company excludes sales taxes collected from customers from “Net Revenue” in its Consolidated Statements of Operations.

Certain customers may receive cash-based incentives (including cash discounts, quantity rebates, and price concessions), which are accounted for as variable consideration. Provisions for sales returns are recognized in the period the sale is recorded based upon the Company's prior experience and current trends. These revenue reductions are established by the Company based upon management’s best estimates at the time of sale following the historical trend, adjusted to reflect known changes in the factors that impact such reserves and allowances, and the terms of agreements with customers. As of December 31, 2021 and 2020, the Company had an allowance for cash-based incentives of $25.6 million and $18.6 million, respectively, and an allowance for sales returns of $9.0 million and $11.2 million, respectively, and does not expect to have significant changes in its estimates for variable considerations.

Cost of Revenue and Operating Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Revenue	Operating Expenses
Cost to manufacture products;	Payroll, bonus, and benefit costs;
Freight costs associated with moving product from suppliers to distribution centers and to customers;	Costs incurred in the research and development of new products and enhancements to existing products;
Costs associated with the movement of merchandise through customs;	Depreciation related to demonstration units;
Costs associated with material handling and warehousing;	Legal, finance, information systems and other corporate overhead costs; and
Global supply chain personnel costs; and	Sales commissions, advertising, and marketing costs.
Product royalty costs.

Product Warranty Obligations

The Company provides for product warranties in accordance with the contract terms given to various customers by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products.

Marketing Costs

Costs associated with the production of advertising, such as print and other costs, as well as costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first appears in public. Advertising costs were approximately $9.7 million, $8.5 million and $7.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company also incurs co-operative advertising costs that represent reimbursements to customers for shared marketing expenses for sale of its products. These reimbursements are recorded as reductions of net revenue based on a percentage of sales for all period presented. Co-operative advertising reimbursements were approximately $7.6 million, $6.8 million and $5.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Deferred Financing Costs

Deferred financing costs represent costs incurred in conjunction with the Company’s debt financing activities and are capitalized and amortized over the life of the related financing arrangements.  If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired as part of the net carrying value of the debt, and any gains or losses are recorded in the statement of operations under the caption “Other non-operating expense (income), net.”

Stock-Based Compensation

Compensation costs related to stock options, restricted stock grants and performance-based restricted share units are calculated based on the fair value of the stock-based awards on the date of grant, net of estimated forfeitures. The grant date fair value of awards is determined using the Black-Scholes option-pricing model and the related stock-based compensation is recognized on a straight-line basis over the period in which an employee is required to provide service in exchange for the award, which is generally four years.

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

Inventories

Inventories consist primarily of finished goods and related component parts and are stated at the lower of weighted average cost or market value (estimated net realizable value) using the first in, first out (“FIFO”) method. The Company maintains an inventory allowance for returned goods, slow-moving and unused inventories based on the historical trend and estimates. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. Inventory write-downs are included as a component of cost of revenues in the accompanying consolidated statements of operations.

Property and Equipment, net

Property and equipment are presented at cost less accumulated depreciation and amortization. Repairs and maintenance expenditures are expensed as incurred. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Estimated Life
Machinery and equipment	3 years
Software and software development	2-3 years
ERP Software	5 years
Furniture and fixtures	5 years
Tooling	2 years
Leasehold improvements	Term of lease or economic life of asset, if shorter
Demonstration units and convention booths	2 years
Demonstration headsets	1 year

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

Assessment for possible impairment is based on the Company’s ability to recover the carrying value of the long-lived asset from the expected future pre-tax cash flows. The expected future pre-tax cash flows are estimated based on historical experience, internal knowledge, and market data. Estimates of future cash flows require the Company to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating the useful lives of assets. If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment charge is recognized for the difference between estimated fair value and carrying value.

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

There are inherent assumptions and estimates used in developing future cash flows requiring management judgment including projecting revenues, interest rates and the cost of capital.  Many of the factors used in assessing fair value are outside the Company’s control and it is reasonably likely that assumptions and estimates will change in future periods.  These changes can result in future impairments.  In the event the Company’s planning assumptions were modified resulting in impairment to our assets, the associated expense would be included in the Consolidated Statements of Operations, which could materially impact its business, financial condition, and results of operations.

 The Company conducted its annual impairment assessment on November 1, 2021, taking a qualitative evaluation approach to determine if there were any adverse market factors or changes in circumstances that would indicate that the carrying value of goodwill as determined in connection with the current year acquisition may not be recoverable. The Company’s qualitative assessment included an analysis of business changes, economic outlook, financial trends and forecasts, and events or circumstances that could unfavorably impact the key assumptions.  Based on this review, management determined that no events or changes in circumstances indicated that the carrying value may not be recoverable and further consideration of potential goodwill impairment was not considered necessary.

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

A valuation allowance is established for deferred tax assets when management anticipates that it is more likely than not that all, or a portion, of these assets would not be realized. In determining whether a valuation allowance is warranted, all positive and negative evidence and all sources of taxable income such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies are considered to estimate if sufficient future taxable income will be generated to realize the deferred tax asset.  The assessment of the adequacy of a valuation allowance is based on estimates of taxable income by jurisdiction and the period over which deferred tax assets will be recoverable.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods for current trends or expected changes in assumptions, the Company may need to modify the level of valuation allowance which could materially impact our business, financial condition, and results of operations.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at December 31, 2021 and 2020.

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

Accounts receivable are unsecured and represent amounts due based on contractual obligations of customers. Our five largest individual customers accounted for approximately 66% of our gross sales in 2021, 67% of our gross sales in 2020, and 66% of our gross sales in 2019. During 2021, our three largest customers - Walmart, Target, and Amazon - each accounted for between 10% to 23% of our consolidated net sales. Additionally, as of December 31, 2021, the Company had four customers with open receivables greater than 10% of the total receivable balance.

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

Foreign cash balances at December 31, 2021 and 2020 were $10.2 million and $5.9 million, respectively.

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," amending the accounting for the impairment of financial instruments, including trade receivables. Under previous guidance, credit losses were recognized when the applicable losses had a probable likelihood of occurring and this assessment was based on past events and current conditions. The amended guidance eliminates the “probable” threshold and requires an entity to use a broader range of information, including forecast information when estimating expected credit losses. Generally, this should result in a more timely recognition of credit losses. The requirements of the amended guidance should be applied using a modified retrospective approach except for debt securities, which require a prospective transition approach. We adopted this guidance as of January 1, 2020. The adoption of this guidance did not have a material impact on our financial condition and results of operations.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04).” In 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit the London Interbank Offered Rate (“LIBOR”), a benchmark interest rate referenced in a variety of agreements, after 2021. In March 2021, the United Kingdom's Financial Conduct Authority confirmed that U.S. Dollar LIBOR will no longer be published after December 31, 2021, for one-week and two-month U.S. Dollar LIBOR tenors, and after June 30, 2023, for all other U.S. Dollar LIBOR tenors. ASU 2020-04 provides entities with optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued amendments to the guidance through ASU 2021-01 to include all contract modifications and hedging relationships affected by reference rate reform, including those that do not directly reference LIBOR, or another reference rate expected to be discontinued, and clarify which optional expedients may be applied to them. The guidance can be applied prospectively. The optional relief is temporary and generally cannot be applied to contract modifications and hedging relationships entered into or evaluated after December 31, 2022. The Company does not expect the new guidance to have a material impact on their financial position, results of operations or liquidity.

Note 2. Acquisitions

Neat Microphones

On January 12, 2021, the Company acquired certain assets related to the Neat Microphones business (“Neat Microphones”) of Stray Electrons LLC, a California limited liability company for a purchase price of $2.5 million and up to $2.3 million in potential earn-outs based on revenues and earnings targets for the year ended December 31, 2021, as provided in the asset purchase agreement. The closing payment was funded from cash on the Company’s balance sheet. In addition, business transaction costs incurred in connection with the acquisition of $0.3 million for the year ended December 31, 2021, were recorded as a component of “General and administrative” expenses in the Company’s Condensed Consolidated Statements of Operations. Neat Microphones creates, manufactures, and sells high-quality digital USB and analog microphones that embrace cutting-edge technology and design.

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

(In thousands)	Life	Amount
Customer relationships	2 Years	$440
Tradenames	10 Years	380
Developed technology	7 Years	1,100
Total		$1,920

No payment will be made under the contingent earn-out provisions of the asset purchase agreement as certain revenue targets were not achieved, and as such, the $1.9 million fair value of contingent consideration recorded related to the potential $2.3 million in earn-outs has been fully released as of December 31, 2021.

ROCCAT

On May 31, 2019, the Company completed its acquisition of the business and assets of ROCCAT, a provider of gaming keyboards, mice and other accessories for a purchase price of approximately $12.7 million and up to $3.4 million in potential earn-outs based on revenues for the years ended December 31, 2019 and 2020, as provided in the asset purchase agreement. The purchase price was paid in cash at closing and was funded by the Company’s cash reserves and additional borrowings under its credit facility. In addition, business transaction costs incurred in connection with the acquisition of $0.6 million and $3.5 million for the years ended December 31, 2020, and 2019, respectively, were recorded as a component of “General and administrative” expenses in the Condensed Consolidated Statements of Operations.

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

The fair values of ROCCAT’s assets and liabilities were determined based on estimates and assumptions that management believes are reasonable. These adjustments primarily relate to certain short-term assets, intangible assets, and certain liabilities including contingent consideration. The Company and the sellers of ROCCAT have agreed to settle an amount related to sales returns and allowances for approximately $1.8 million, which is included in “Accrued and other current liabilities” in the table above.

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

No payment will be made under the contingent earn-out provisions of the asset purchase agreement as certain revenue targets were not achieved, and as such, the $1.1 million fair value recorded related to the potential $3.4 million earn-outs has been fully released as of December 31, 2020.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of December 31, 2021 and 2020, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted, and the only outstanding financial assets and liabilities recorded at fair value on a recurring basis were the wholly-funded warrants reported as a financial instrument obligation.

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$37,720	$37,720	$46,681	$46,681

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

Note 4. Allowance for Sales Returns

The following table provides the changes in the Company’s sales return reserve, which is classified as a reduction of accounts receivable:

	Year ended December 31,
	2021	2020	2019
	in thousands
Balance, beginning of period	$11,233	$8,815	$9,212
Reserve accrual	21,506	21,193	16,866
Recoveries and deductions, net	(23,742)	(18,775)	(17,263)
Balance, end of period	$8,997	$11,233	$8,815

Note 5. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Finished goods	$101,446	$69,939
Raw materials	487	1,362
Total inventories	$101,933	$71,301

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Machinery and equipment	$2,255	$2,223
Software and software development	2,404	1,629
Furniture and fixtures	1,257	1,123
Tooling	7,855	6,548
Leasehold improvements	1,794	1,833
Demonstration units and convention booths	14,493	14,439
Total property and equipment, gross	30,058	27,795
Less: accumulated depreciation and amortization	(23,103)	(21,220)
Total property and equipment, net	$6,955	$6,575

Depreciation and amortization expense on property and equipment for the years ended December 31, 2021, 2020 and 2019 was $4.1 million, $4.4 million and $4.6 million, respectively.

Other Current Liabilities

Other current liabilities consist of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Accrued royalty	$11,582	$5,166
Accrued freight	6,251	3,401
Accrued employee expenses	4,114	7,070
Accrued marketing	3,723	5,487
Accrued tax-related payables	3,459	5,741
Accrued expenses	8,564	9,257
Total other current liabilities	$37,693	$36,122

Other non-operating expense (income), net

Other non-operating expense (income), net consists of the following:

	Year Ended
	December 31,
	2021	2020	2019
	(in thousands)
Acquisition-related settlement	$—	$(1,702)	$—
Change in fair value of contingent consideration	(1,928)	(1,121)	(471)
Unrealized loss (gain) on financial instrument obligation	—	—	(1,601)
Other non-operating expense (income)	1,827	(934)	(137)
Total other non-operating expense (income),net	$(101)	$(3,757)	$(2,209)

Note 6. Goodwill and Other Intangible Assets

Acquired Intangible Assets

Acquired identifiable intangible assets, and related accumulated amortization, as of December 31, 2021 and 2020 consist of:

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,355	$6,315	$2,040
Tradenames	3,066	730	2,336
Developed technology	1,884	440	1,444
Foreign currency	(896)	(865)	(32)
Total Intangible Assets	$12,409	$6,620	$5,788

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$7,915	$5,584	$2,331
Tradenames	2,686	425	2,261
Developed technology	784	177	607
Foreign currency	(845)	(784)	(61)
Total Intangible Assets	$10,540	$5,402	$5,138

In connection with the October 2012 acquisition of TB Europe, the acquired intangible asset related to customer relationships is being amortized over an estimated useful life of thirteen years with the amortization being included within sales and marketing expense.

In May 2019, the Company completed its acquisition of the business and assets of ROCCAT. The acquired intangible assets relating to developed technology, customer relationships, and trade name are subject to amortization. In January 2021, the Company completed its acquisition of the business and assets relating to the Neat Microphones business. The acquired intangible assets relating to developed technology, customer relationships, and trade name are subject to amortization. Refer to Note 2, “Acquisitions” for additional information related to ROCCAT’s and Neat Microphone’s identifiable intangible assets.

Amortization expense related to definite lived intangible assets was $1.3 million, $0.9 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2022	$1,281
2023	1,041
2024	1,008
2025	889
2026	637
Thereafter	964
Total	$5,820

All goodwill is attributable to the gaming accessories reporting unit. Changes in the carrying values of goodwill for twelve months ended December 31, 2021 are as follows:

(in thousands)
Balance as of January 1, 2021	$8,178
NEAT Microphones acquisition	2,508
Balance as of December 31, 2021	$10,686

Note 7. Credit Facilities and Long-Term Debt

The Company had no outstanding balance related to its revolving credit facility as of December 31, 2021 and December 31, 2020.

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.4 million, $0.5 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Amortization of deferred financing costs was $0.2 million for each of the years ended December 31, 2021, 2020 and 2019, respectively. In connection with the Company’s amendment and restatement of its Credit Facility (as noted below), the Company incurred $0.6 million of financing costs that have been deferred, added to the then remaining unamortized financing costs and will be recognized over the term of the respective agreement.

Revolving Credit Facility

On December 17, 2018, Turtle Beach and certain of its subsidiaries entered into an amended and restated loan, guaranty, and security agreement (“Credit Facility”) with Bank of America, N.A. (“Bank of America”), as Agent, Sole Lead Arranger and Sole Bookrunner, which replaced the then existing asset-based revolving loan agreement. The Credit Facility, which expires on March 5, 2024, provides for a line of credit of up to $80 million inclusive of a sub-facility limit of $12 million for TB Europe, a wholly-owned subsidiary of Turtle Beach. In addition, the Credit Facility provides for a $40 million accordion feature and the ability to increase the borrowing base with a FILO Loan of up to $6.8 million.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans, 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans and 2.00% and 2.75% for the FILO Loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50%, and letter of credit fees and agent fees. As of December 31, 2021, interest rates for outstanding borrowings were 3.75% for base rate loans and 3.00% for LIBOR rate loans.

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

As of December 31, 2021, the Company was in compliance with all the financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $64.6 million.

Note 8. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended
	December 31,
	2021	2020	2019
	(in thousands)
Federal:
Current	$(511)	$8,518	$230
Deferred	701	714	(5,910)
Total Federal	190	9,232	(5,680)
State and Local:
Current	769	3,476	114
Deferred	346	(221)	(1,529)
Total State and Local	1,115	3,255	(1,415)
Foreign
Current	1,051	1,249	897
Deferred	72	(25)	(39)
Total Foreign	1,123	1,224	858
Total	$2,428	$13,711	$(6,237)

The reconciliation between the provision (benefit) for income taxes and the expected provision (benefit) for income taxes at the U.S. federal statutory rate is as follows:

	Year Ended
	December 31,
	2021	2020	2019
	(in thousands)
U.S. Operations	$15,146	$46,970	$8,030
Foreign Operations	5,003	5,487	3,677
Income before income taxes	20,149	52,457	11,707
Federal statutory rate	21%	21%	21%
Provision for income taxes at federal statutory rate	4,231	11,016	2,458
State taxes, net of federal benefit	812	1,434	989
Foreign tax rate differential	(60)	4	(33)
Change in valuation allowance	—	(2)	(10,112)
Unrealized loss (gain) on financial instrument obligation	—	—	(336)
Excess tax benefit recognized	(2,159)	(413)	(44)
Foreign Derived Intangible Income (a)	(976)	—	—
Foreign tax credit	(770)	(568)	—
R&D Credit (b)	(878)	—	—
Global intangible low taxed income	530	586	637
Prior year adjustment	—	16	429
Change in unrecognized tax benefits	673	969	(715)
Section 162(m)	634	414	402
Other	391	255	88
Provision (benefit) for income taxes	$2,428	$13,711	$(6,237)
(a)	The Company completed an analysis of its export sales during 2021. The FDII benefit is for the 2020 and 2021 tax years.
(b)	The Company completed a Research and Development credit study during 2021. The R&D credit benefit is for the 2018 through 2021 tax years.

The tax effects of significant items comprising the Company’s deferred tax assets (liabilities) are as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Allowance for doubtful accounts	$4	$4
Inventories	1,559	1,116
Employee benefits	1,980	2,506
Net operating loss	1,271	1,288
Sales reserves	1,520	2,428
Unrecognized tax benefits	575	621
Depreciation and amortization	(250)	(297)
Intangible assets	(109)	(117)
Other	40	160
	6,590	7,709
Valuation allowance	(891)	(891)
Net deferred tax assets (liabilities)	$5,699	$6,818

At December 31, 2021, the Company has no balance of federal net operating loss carryforwards and $18.3 million of state net operating loss carryforwards, which will begin to expire in 2029. In October 2018, as a result of certain trading activity in the Company's common stock, the change of ownership provisions of Internal Revenue Code Section 382 (“Section 382”) were triggered. Based on the Section 382 limitation, the Company was not able to utilize its net operating losses to fully offset its taxable income in 2018. The Company believes, based on the estimated Section 382 limitation and the net operating loss carryforward period, that the pre ownership change net operating losses can be fully utilized in future years if there is sufficient taxable income in such carryforward period.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Gross unrecognized tax benefit, beginning of period	$3,090	$2,023
Additions based on tax positions related to the current year	573	1,249
Settlements related to tax positions in a prior period	—	(36)
Decreases based on tax positions in a prior period	(248)	(146)
Gross unrecognized tax benefit, end of period	$3,415	$3,090

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establishes tax reserves for uncertain tax positions that do not meet this threshold. The Company settled uncertain tax positions in certain jurisdictions, of approximately $36 thousand for year ended December 31, 2020; none were settled for the year ended December 31, 2021. To the extent these unrecognized tax benefits are ultimately recognized, approximately $3.4 million will impact the Company’s effective tax rate in future periods.  The Company is considering filing for relief provisions in certain jurisdictions and based on such anticipated filings, it is reasonably possible that amounts of unrecognized tax benefits could decrease by $2.3 million within the next twelve months. Interest and penalties associated with income tax matters are included in the provision for income taxes. As of December 31, 2021, the Company had uncertain tax positions of $3.8 million, inclusive of $1.1 million of interest and penalties.

The Company is not currently under examination by certain state and local taxing jurisdictions. Further, at any given time, multiple tax years may be subject to examination by various taxing authorities. The recorded amounts of income tax are subject to adjustment upon examination, changes in interpretation and changes in judgment utilized in determining estimates.

The Company files U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. Below is a summary of the filing jurisdictions and open tax years:

Open Years
U.S. Federal	2018 - 2020
U.S. State and Local	2017 - 2020
Non-U.S.	2018 - 2020

Note 9. Net Income Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Year Ended
	December 31,
	2021	2020	2019
	(in thousands, except per-share data)
Net income	$17,721	$38,746	$17,944
Unrealized gain on financial instrument obligation	—	—	(1,601)
Net income - diluted	$17,721	$38,746	$16,343

Weighted average common shares outstanding — Basic	15,915	14,801	14,483
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	438	235	19
Dilutive effect of stock options	1,348	917	432
Dilutive effect of warrants	550	412	754
Weighted average common shares outstanding — Diluted	18,251	16,365	15,688
Net income per share:
Basic	$1.11	$2.62	$1.24
Diluted	$0.97	$2.37	$1.04

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

	Year Ended
	December 31,
	2021	2020	2019
	(in thousands)
Stock options	721	813	480
Unvested restricted stock awards	294	136	194
Total	1,015	949	674

Note 10. Equity and Stock-Based Compensation

Stock Repurchase Activity

On April 9, 2019, the Board of Directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. On April 1, 2021, the Company’s Board of Directors approved an extension and expansion of this repurchase program to acquire up to $25 million of its common shares, expiring April 9, 2023. As of December 31, 2021, the Company has repurchased 0.5 million shares of its common stock for a total cost of $7.4 million.

Stock-Based Compensation

On October 30, 2013, the Board of Directors adopted, and on December 27, 2013, the stockholders approved, the 2013 Stock-Based Incentive Compensation Plan (the “2013 Plan”), that became effective upon consummation of the Merger on January 15, 2014 and was subsequently amended at our 2019 Annual Meeting and at our 2021 Annual Meeting. The Company’s stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders.  In addition, members of the Board of Directors participate in the stock-based compensation program in connection with their service on the board.

Stock option awards outstanding under the 2013 Plan are time-based and granted at exercise prices which are equal to the market value of the Company’s common stock on the grant date and expire no later than ten years from the date of grant, but only to the extent they have vested. The options generally vest as specified in the option agreements subject, in some instances, to acceleration in certain circumstances. The restrictions on restricted stock generally lapse over a three-year period from the date of the grant. In the event a participant terminates employment with the Company, any vested stock options, and any restricted stock still subject to restrictions are generally forfeited if they are not exercised within 90 days.

The following table presents the stock activity and the total number of shares available for grant as of December 31, 2021:

(in thousands)
Balance at December 31, 2020	501
Plan Amendment	975
Options granted	(12)
Options cancelled	29
Restricted stock granted	(374)
Forfeited/ Expired restricted stock added back	13
Performance-Based restricted stock granted	(134)
Balance at December 31, 2021	998

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company's stock-based awards, was comprised as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$343	$927	$150
Selling and marketing	1,746	1,148	691
Research and development	1,379	664	417
General and administrative	4,188	2,810	2,300
Total stock-based compensation	$7,656	$5,549	$3,558

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

In 2017, due to changes in the reporting of stock compensation, the Company’s previously unrecognized excess tax benefit related to the exercise of nonqualified stock options totaling $2.1 million was recognized as a deferred tax asset. The associated tax benefit recognized in the Consolidated Statements of Operations for the fiscal years ended December 31, 2021 and 2020 was approximately $2.2 million and $0.4 million, respectively.

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2020	2,383,427	$7.85	7.78	$33,064,942
Granted	11,550	27.20
Exercised	(626,306)	8.45
Forfeited	(29,431)	10.77
Outstanding at December 31, 2021	1,739,240	$7.72	7.02	$25,542,823
Vested and expected to vest at December 31, 2021	1,710,829	$7.77	7.00	$25,177,406
Exercisable at December 31, 2021	1,008,002	$6.87	6.34	$15,778,518

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of option exercises was $13.6 million and $7.4 million for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, total unrecognized compensation cost related to non-vested stock options granted to employees was $3.9 million, which is expected to be recognized over a remaining weighted average vesting period of 2.0 years.

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

The weighted average grant date fair value of options granted during the three years ended December 31, 2021 was $14.89, $3.82, and $4.71, respectively. The total estimated fair value of employee options vested during the three years ended December 31, 2021 was $2.6 million, $1.7 million and $1.0 million, respectively.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2020	677,590	$9.71
Granted	374,445	26.03
Vested	(250,483)	11.51
Shares forfeited	(13,098)	13.90
Nonvested restricted stock at December 31, 2021	788,454	$16.81

As of December 31, 2021 total unrecognized compensation cost related to the nonvested restricted stock awards granted was $10.4 million, which is expected to be recognized over a remaining weighted average vesting period of 2.4 years.

Performance-Based Restricted Share Units

As of December 31, 2021, the Company had 134,000 performance-based restricted share units outstanding. The vesting of performance-based restricted share units is determined over a three-year period based on (i) the amount by which revenue growth exceeds a defined baseline market growth each year and (ii) the achievement of specified tiers of adjusted EBITDA as a percentage of net revenue each year, with the ability to earn and vest into such units ranging from 0% to 200%. Included in our share-based compensation was expense recognized for our performance-based restricted share unit awards of $1.0 million in 2021.

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

As of December 31, 2021 and 2020, 178,586 phantom units at a weighted-average exercise price of $3.72 have been granted and are outstanding. Because these phantom units are not exercisable or convertible into common shares, the share amounts, and exercise prices were not subject to the exchange ratio provided by the Merger agreement. As of December 31, 2021, compensation expense related to the Appreciation Plan units remained unrecognized because a change in control of VTB, as defined in the plan, had not occurred, and is not anticipated by the Company. In July 2015, the Appreciation Plan was terminated as to new grants, but vested phantom units remain in place.

Note 11. Stockholders’ Equity

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

During the year ended December 31, 2020, the Company sold a total of 237,813 shares of its common stock under the Sales Agreement in the open market at an average gross selling price of $18.39 per share for net proceeds of $4.4 million. During the year ended December 31, 2021, the Company had no sales of its common stock under the Sales Agreement.

Note 12. Segment Information

The company operates in a single reportable segment and two reporting unit structure. The entire business is managed by a single management team whose chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

The following table represents total net revenue based on where customers are physically located:

	Year Ended
	December 31,
	2021	2020	2019
	(in thousands)
North America	$241,787	$262,170	$166,748
United Kingdom	32,745	38,251	25,671
Europe	69,059	45,629	34,707
Other	22,763	14,043	7,537
Total net revenues	$366,354	$360,093	$234,663

The following table represents property and equipment, net based on physical location:

	Year Ended
	December 31,
	2021	2020
	(in thousands)
United States	$6,053	$5,645
International	902	930
Total	$6,955	$6,575

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

On May 22, 2020, PAMTP LLC, which purports to hold the claims of eight shareholders who opted out of the class settlement described above, brought suit against the Company, the Company’s CEO, Juergen Stark, Stripes Group, LLC, SG VTB Holdings, LLC, Kenneth Fox, and former members of the Company’s Board of Directors in Nevada state court. This opt-out action asserts the same direct claims that were asserted by the class of shareholders described above. The defendants filed two motions to dismiss this complaint, which were heard on August 10, 2020.  The Court denied those motions by order of August 20, 2020. The case was tried in August 2021 and all defendants, including the Company, prevailed on all counts with final judgment entered in their favor on September 3, 2021. Plaintiff has filed a notice of their intent to appeal the judgment. Defendants have pending motions to obtain their costs and fees in successfully defending against the claims, which were heard in December 2021.

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

Employment Litigation: On April 20, 2017, a former employee filed an action in the Superior Court for the County of San Diego, State of California. The complaint alleges claims including wrongful termination, retaliation, and various other provisions of the California Labor Code. The complaint seeks unspecified economic and non-economic losses, as well as allegedly unpaid wages, unreimbursed business expenses statutory penalties, interest, punitive damages, and attorneys’ fees. The Company filed a cross-complaint against the former employee on May 25, 2017 for certain activities related to his employment with the Company. The matter was tried between September 24 and October 7, 2021.  On October 8, 2021, a jury rendered a unanimous verdict in favor of the Company on the employment claims. The Court granted a directed verdict to the Company on its Cross Complaint against the former employee. Judgment was entered in favor of the Company on October 27, 2021. On December 20, 2021, the former employee filed a notice of appeal of the judgment.

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

Intellectual Property dispute: On November 24, 2020, ABP Technology Limited (ABP) issued a claim for trademark infringement in the High Court of England and Wales against Voyetra Turtle Beach, Inc. (“VTB”) and Turtle Beach Europe Limited (“TBEU”) relating to the use by VTB and TBEU of the sign STEALTH on and in relation to gaming headsets in the UK. VTB and TBEU filed and served a Defense to the claim on February 2, 2021. On March 31, 2021, ABP filed an application for summary judgement. The summary judgment application was heard by the Court in November 2021 and was dismissed. VTB and TBEU were granted permission by the Court to amend their Defense to include a counterclaim against ABP for trademark infringement. In January 2022, ABP was granted leave to appeal to the Court of Appeal in respect of the decision to allow VTB and TBEU to amend their Defense. The appeal is due to be heard before April 13, 2022. The next stage in the main proceedings will be a Case Management Conference (date to be set) at which the Court will give directions for each stage to trial. The trial is expected to be set for late 2022/early 2023.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2021 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in other current liabilities:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Warranty, beginning of period	$1,039	$742	$668
Warranty costs accrued	674	1,336	816
Settlements of warranty claims	(857)	(1,039)	(742)
Warranty, end of period	$856	$1,039	$742

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

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	December 31, 2021
		(in thousands)
Right-of-use assets	Other assets	$7,412

Lease liability obligations, current	Other current liabilities	$765
Lease liability obligations, noncurrent	Other liabilities	6,994
Total lease liability obligations		$7,759
Weighted-average remaining lease term (in years)		6.0
Weighted-average discount rate		3.75%

During the year ended December 31, 2021, the Company recognized approximately $1.4 million of lease costs in operating expenses and approximately $1.1 million of operating cash flows from operating leases.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of December 31, 2021:

(in thousands)
2022	$1,113
2023	1,143
2024	1,164
2025	1,148
2026	1,047
Thereafter	3,436
Total minimum payments	9,051
Less: Imputed interest	(1,292)
Total	$7,759

Note 14. Selected Quarterly Financial Data – Unaudited

Fiscal 2021	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net Revenue	$93,053	$78,564	$85,307	$109,430
Gross Margin	34,855	28,710	29,273	35,545
Net Income (Loss)	8,838	1,721	2,623	4,539
Earnings (Loss) Per Share
Basic	$0.57	$0.11	$0.16	$0.28
Diluted	$0.49	$0.09	$0.14	$0.25

Fiscal 2020	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net Revenue	$35,007	$79,680	$112,494	$132,912
Gross Margin	10,785	29,227	46,136	47,640
Net Income (Loss)	(3,555)	8,204	17,794	16,303
Earnings (Loss) Per Share
Basic	$(0.25)	$0.56	$1.20	$1.07
Diluted	$(0.25)	$0.51	$1.04	$0.93

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

At the conclusion of the period covered by this Report, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of December 31, 2021.

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

All internal control systems, no matter how well designed, have inherent limitations. Because of these inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, we concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

BDO USA, LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Report, has also audited the Company’s internal control over financial reporting as of December 31, 2021 as stated in its report which appears following Item 9C of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

None.

Item 9C- Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Turtle Beach Corporation

White Plains, New York

Opinion on Internal Control over Financial Reporting

We have audited Turtle Beach Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule (collectively referred as “the financial statements”) and our report dated March 2, 2022 expressed an unqualified opinion thereon.

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
March 2, 2022

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2021 in connection with our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) or an amendment to this Report filed within the same time period (the “Amendment”), in either case, set forth under the captions “Election of Directors,” “Management Information,” “Corporate Governance” and, if applicable, “Delinquent Section 16(a) Reports.”

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

Item 11 - Executive Compensation

The information required by this Item is incorporated herein by reference to the information in our 2021 Proxy Statement or the Amendment set forth under captions “Corporate Governance,” and “Executive Compensation.”

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information in our 2021 Proxy Statement or the Amendment set forth under the captions “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information in our 2021 Proxy Statement or the Amendment set forth under the captions “Corporate Governance” and “Executive Compensation.”

Item 14 - Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information in our 2021 Proxy Statement or the Amendment set forth under the captions “Audit and Non-Audit Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	List of documents filed as part of this Report:

1.	The following Consolidated Financial Statements of the Company are filed as part of this Report:

Report of Independent Registered Public Accounting Firm (BDO USA, LLP New York, New York, PCAOB #243);

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2021, 2020 and 2019;

Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2021, 2020 and 2019;

Consolidated Balance Sheets as of December 31, 2021 and 2020;

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 2021, 2020 and 2019;

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2021, 2020 and 2019; and

Notes to the Consolidated Financial Statements.

2.	The following financial schedule and related report for the years 2021, 2020 and 2019 is submitted herewith:

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

4.7

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934 (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2020).

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

10.3** 10.4**

Form of Performance Stock Unit Agreement under the Amended and Restated Turtle Beach Corporation 2013 Stock-Based Incentive Compensation Plan.

Form of Restricted Stock Agreement under the Amended and Restated Turtle Beach Corporation 2013 Stock-Based Incentive Compensation Plan

10.5†

Turtle Beach Corporation Annual Incentive Bonus Plan (Incorporated by reference to Annex F to the Company’s Definitive Proxy Statement on Schedule 14A originally filed with the SEC on December 3, 2013).

10.6†

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

10.8†

Offer Letter, dated as of August 2, 2021, between Voyetra Turtle Beach, Inc. and Juergen Stark (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K with the Securities and Exchange Commission on August 4, 2021).

10.9†

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

10.11† 10.12† 10.13†

Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

Turtle Beach Corporation Amended and Restated Retention Plan, dated November 18, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2021).

Letter Agreement, dated November 19, 2021, between Turtle Beach Corporation and John Hanson (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2021).

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

TURTLE BEACH CORPORATION

Date:	March 2, 2022	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 2, 2022	/s/ JUERGEN STARK
Juergen Stark, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	March 2, 2022	/s/ JOHN T. HANSON
John T. Hanson, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date:	March 2, 2022	/s/ WILLIAM E. KEITEL
William E. Keitel, Lead Independent Director

Date:	March 2, 2022	/s/ GREGORY BALLARD
Gregory Ballard, Director

Date:	March 2, 2022	/s/ YIE-HSIN HUNG
Yie-Hsin Hung, Director
Date:	March 2, 2022	/s/ KELLY THOMPSON
Kelly Thompson, Director

Date:	March 2, 2022	/s/ ANDREW WOLFE
Andrew Wolfe, Director

Turtle Beach Corporation

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2021, 2020 and 2019

Description	Balance - Begin	Additions	Deductions / Other	Balance - End
	(in thousands)
Year Ended December 31, 2021:
Allowance for sales returns	$11,233	$21,506	$(23,742)	$8,997
Allowance for cash discounts	18,649	15,794	$(8,814)	25,629
Allowance for doubtful accounts	15	468	$(381)	102
				$34,728
Year Ended December 31, 2020:
Allowance for sales returns	$8,815	$21,193	$(18,775)	$11,233
Allowance for cash discounts	15,979	21,847	$(19,177)	18,649
Allowance for doubtful accounts	146	0	$(131)	15
				$29,897
Year Ended December 31, 2019:
Allowance for sales returns	$9,212	$16,866	$(17,263)	$8,815
Allowance for cash discounts	13,892	18,935	(16,848)	15,979
Allowance for doubtful accounts	167	6	(27)	146
				$24,940