Form 10-Q
period 2022-03-31
Turtle Beach Corp
filed 2022-05-04
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on April 30, 2022 was 16,479,134

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2022	2021
	(in thousands, except per-share data)
Net revenue	$46,662	$93,053
Cost of revenue	32,633	58,198
Gross profit	14,029	34,855
Operating expenses:
Selling and marketing	10,829	11,545
Research and development	5,252	3,993
General and administrative	6,235	7,037
Total operating expenses	22,316	22,575
Operating income (loss)	(8,287)	12,280
Interest expense	109	97
Other non-operating expense, net	719	579
Income (loss) before income tax	(9,115)	11,604
Income tax expense (benefit)	(2,639)	2,766
Net income (loss)	$(6,476)	$8,838

Net income (loss) per share
Basic	$(0.40)	$0.57
Diluted	$(0.40)	$0.49
Weighted average number of shares:
Basic	16,194	15,551
Diluted	16,194	18,076

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Net income (loss)	$(6,476)	$8,838
Other comprehensive income (loss):
Foreign currency translation adjustment	(429)	(711)
Other comprehensive income (loss)	(429)	(711)
Comprehensive income (loss)	$(6,905)	$8,127

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$23,700	$37,720
Accounts receivable, net	11,814	35,953
Inventories	117,422	101,933
Prepaid expenses and other current assets	15,773	17,506
Total Current Assets	168,709	193,112
Property and equipment, net	6,293	6,955
Deferred income taxes	8,229	5,899
Goodwill	10,686	10,686
Intangible assets, net	5,464	5,788
Other assets	8,669	8,065
Total Assets	$208,050	$230,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$—	$—
Accounts payable	32,899	40,475
Other current liabilities	27,385	37,693
Total Current Liabilities	60,284	78,168
Income tax payable	3,774	3,774
Other liabilities	7,630	7,194
Total Liabilities	71,688	89,136
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 16,244,625 and 16,168,147 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	16	16
Additional paid-in capital	200,176	198,278
Accumulated deficit	(63,528)	(57,052)
Accumulated other comprehensive income (loss)	(302)	127
Total Stockholders’ Equity	136,362	141,369
Total Liabilities and Stockholders’ Equity	$208,050	$230,505

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,476)	$8,838
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,192	739
Amortization of intangible assets	312	303
Amortization of debt financing costs	47	47
Stock-based compensation	1,537	1,786
Deferred income taxes	(2,329)	(388)
Change in sales returns reserve	(3,285)	678
Provision for obsolete inventory	(874)	57
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	27,423	10,819
Inventories	(14,615)	12,108
Accounts payable	(7,494)	(15,669)
Prepaid expenses and other assets	1,734	(6,568)
Income taxes payable	(657)	3,086
Other liabilities	(9,863)	5,251
Net cash provided by (used for) operating activities	(13,348)	21,087
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(611)	(2,280)
Acquisition of a business, net of cash acquired	—	(2,500)
Net cash used for investing activities	(611)	(4,780)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	—	97,032
Repayment of revolving credit facilities	—	(97,032)
Proceeds from exercise of stock options and warrants	361	911
Repurchase of common stock to satisfy employee tax withholding obligations	—	(215)
Net cash provided by financing activities	361	696
Effect of exchange rate changes on cash and cash equivalents	(422)	(719)
Net increase (decrease) in cash and cash equivalents	(14,020)	16,284
Cash and cash equivalents - beginning of period	37,720	46,681
Cash and cash equivalents - end of period	$23,700	$62,965

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$64	$64
Cash paid for income taxes	$126	$5

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2021	16,168	$16	$198,278	$(57,052)	$127	$141,369
Net loss	—	—	—	(6,476)	—	(6,476)
Other comprehensive loss, net of tax	—	—	—	—	(429)	(429)
Issuance of restricted stock	30	—	—	—	—	—
Stock options exercised	47	—	361	—	—	361
Stock-based compensation	—	—	1,537	—	—	1,537
Balance at March 31, 2022	16,245	$16	$200,176	$(63,528)	$(302)	$136,362

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2020	15,476	15	190,568	(74,773)	589	$116,399
Net income	—	—	—	8,838	—	8,838
Other comprehensive loss, net of tax	—	—	—	—	(711)	(711)
Issuance of restricted stock	26	—	113	—	—	113
Repurchase of common stock and retirement of related treasury shares	(6)	—	(215)	—	—	(215)
Stock options exercised	159	1	911	—	—	912
Stock-based compensation	—	—	1,786	—	—	1,786
Balance at March 31, 2021	15,655	$16	$193,163	$(65,935)	$(122)	$127,122

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Background and Basis of Presentation

Organization

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in White Plains, New York and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach®, ROCCAT® and Neat Microphones® brands. Turtle Beach is a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices. ROCCAT is a gaming keyboards, mice and other accessories brand focused on the PC peripherals market. Neat Microphones is a microphones brand focused on using cutting edge technology and design to create high quality USB and analog microphones for gamers, streamers, and professionals.

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

The December 31, 2021 Condensed Consolidated Balance Sheet has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 2, 2022 (“Annual Report”).

These financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Annual Report that contains information useful to understanding the Company’s businesses and financial statement presentations.

Use of estimates: The preparation of accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the consolidated financial statements in the period in which such changes occur. Future actual results could differ materially from these estimates.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of March 31, 2022 and December 31, 2021, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted. The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$23,700	$23,700	$37,720	$37,720

Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.

Note 4. Allowance for Sales Returns

The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Balance, beginning of period	$8,998	$11,233
Reserve accrual	2,683	6,551
Recoveries and deductions, net	(5,968)	(5,873)
Balance, end of period	$5,713	$11,911

Note 5. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Finished goods	$116,811	$101,446
Raw materials	611	487
Total inventories	$117,422	$101,933

Property and Equipment, net

Property and equipment, net, consists of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Machinery and equipment	$2,317	$2,255
Software and software development	2,406	2,404
Furniture and fixtures	1,422	1,257
Tooling	8,036	7,855
Leasehold improvements	1,752	1,794
Demonstration units and convention booths	14,657	14,493
Total property and equipment, gross	30,590	30,058
Less: accumulated depreciation and amortization	(24,297)	(23,103)
Total property and equipment, net	$6,293	$6,955

Other Current Liabilities

Other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Accrued royalty	8,261	11,582
Accrued employee expenses	4,328	4,114
Accrued freight	4,028	6,251
Accrued marketing	2,411	3,723
Accrued expenses	8,357	12,023
Total other current liabilities	$27,385	$37,693

Note 6. Goodwill and Other Intangible Assets

Acquired Intangible Assets

Acquired identifiable intangible assets, and related accumulated amortization, as of March 31, 2022 and December 31, 2021 consist of:

	March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,355	$6,491	$1,864
Tradenames	3,066	807	2,259
Developed technology	1,884	507	1,377
Foreign currency	(1,025)	(989)	(36)
Total Intangible Assets	$12,280	$6,816	$5,464

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,355	$6,315	$2,040
Tradenames	3,066	730	2,336
Developed technology	1,884	440	1,444
Foreign currency	(896)	(865)	(32)
Total Intangible Assets	$12,409	$6,620	$5,788

In connection with the October 2012 acquisition of TB Europe, the acquired intangible assets related to customer relationships is being amortized over an estimated useful life of thirteen years with the amortization being included within sales and marketing expense.

In May 2019, the Company completed its acquisition of the business and assets of the ROCCAT business, and in January 2021, the Company completed its acquisition of the business and assets of the Neat Microphones business. The respective acquired intangible assets relating to developed technology, customer relationships and trade names are subject to amortization.

Amortization expense related to definite lived intangible assets was $0.3 million for each of the three months ended March 31, 2022 and March 31, 2021.

As of March 31, 2022, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2022	$961
2023	1,041
2024	1,008
2025	889
2026	637
Thereafter	964
Total	$5,500

There were no changes in the carrying values of goodwill for the three months ended March 31, 2022 from the balance as of December 31, 2021.

Note 7. Revolving Credit Facility and Long-Term Debt

The Company had no outstanding balance related to its revolving credit facility as of March 31, 2022 and December 31, 2021.

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.1 million for each of the three months ended March 31, 2022 and March 31, 2021.

Amortization of deferred financing costs was $47,000 for each of the three months ended March 31, 2022 and March 31, 2021.

Revolving Credit Facility

On December 17, 2018, Turtle Beach and certain of its subsidiaries entered into an amended and restated loan, guaranty and security agreement (“Credit Facility”) with Bank of America, N.A. (“Bank of America”), as Agent, Sole Lead Arranger and Sole Bookrunner, which replaced the then existing asset-based revolving loan agreement. The Credit Facility, which expires on March 5, 2024, provides for a line of credit of up to $80 million inclusive of a sub-facility limit of $12 million for TB Europe, a wholly-owned subsidiary of Turtle Beach. In addition, the Credit Facility provides for a $40 million accordion feature and the ability to increase the borrowing base with a “first-in, last-out” loan (a “FILO Loan”) of up to $6.8 million.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.00% to 2.75% for the FILO Loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50% and letter of credit fees and agent fees. As of March 31, 2022, interest rates for outstanding borrowings were 4.00% for base rate loans and 3.00% for LIBOR rate loans. As of March 31, 2022, there were no outstanding borrowings under the Credit Facility.

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

As of March 31, 2022, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $48.7 million.

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

The following table presents the Company’s income tax expense and effective income tax rate:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Income tax expense (benefit)	$(2,639)	$2,766
Effective income tax rate	29.0%	23.8%

Income tax benefit for the three months ended March 31, 2022 was $2.6 million at an effective tax rate of 29.0% and income tax expense for the three months ended March 31, 2021 was $2.8 million at an effective tax rate of 23.8%. The effective tax rate for the three months ended March 31, 2022 was primarily impacted by certain non-deductible costs and state income tax expense, offset by the deduction for foreign derived intangible income and stock option exercises.

The Company is subject to income taxes domestically and in various foreign jurisdictions. Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of March 31, 2022, the Company had uncertain tax positions of $3.8 million, inclusive of $1.1 million of interest and penalties.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2018 through 2020, and the state tax years open under the statute of limitations are 2017 through 2020.

Note 9. Stock-Based Compensation

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Cost of revenue	$26	$397
Selling and marketing	398	331
Research and development	283	249
General and administrative	830	809
Total stock-based compensation	$1,537	$1,786

The following table presents the stock activity and the total number of shares available for grant as of March 31, 2022:

(in thousands)
Balance at December 31, 2021	998
Options cancelled	5
Restricted stock granted	(43)
Forfeited/Expired restricted stock added back	5
Balance at March 31, 2022	965

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2021	1,739,240	$7.72	$7.02	$25,542,823
Options Granted	-	-
Options Exercised	(47,078)	7.67
Options Forfeited	(5,198)	16.27
Outstanding at March 31, 2022	1,686,964	$7.70	6.64	$23,231,263
Vested and expected to vest at March 31, 2022	1,666,854	$7.75	6.62	$22,967,200
Exercisable at March 31, 2022	1,075,419	$7.08	6.15	$15,595,467

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

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $0.5 million for the three months ended March 31, 2022.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. There were no new options granted during the three months ended March 31, 2022. The total estimated fair value of employee options vested during the three months ended March 31, 2022 was $3.1 million. As of March 31, 2022, total unrecognized compensation cost related to non-vested stock options granted to employees was $2.5 million, which is expected to be recognized over a remaining weight average vesting period of 1.8 years.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2021	788,454	$16.81
Granted	42,900	23.21
Vested	(29,400)	20.88
Shares forfeited	(4,587)	18.75
Nonvested restricted stock at March 31, 2022	797,367	$17.00

As of March 31, 2022, total unrecognized compensation costs related to the nonvested restricted stock awards was $10.2 million, which will be recognized over a remaining weighted average vesting period of 2.3 years.

Performance-Based Restricted Share Units

As of March 31, 2022, the Company had 134,000 performance-based restricted share units outstanding. The vesting of performance-based restricted share units is determined over a three-year period based on (i) the amount by which revenue growth exceeds a defined baseline market growth each year and (ii) the achievement of specified tiers of adjusted EBITDA as a percentage of net revenue each year, with the ability to earn and vest into such units ranging from 0% to 200%.

Note 10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock attributable to common stockholders:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands, except per-share data)
Net income (loss)	$(6,476)	$8,838

Weighted average common shares outstanding — Basic	16,194	15,551
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	—	517
Dilutive effect of stock options	—	1,458
Dilutive effect of warrants	—	550
Weighted average common shares outstanding — Diluted	16,194	18,076
Net income (loss) per share:
Basic	$(0.40)	$0.57
Diluted	$(0.40)	$0.49

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

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Stock options	1,725	97
Unvested restricted stock awards	793	3
Warrants	550	-
Total	3,068	100

Note 11. Segment Information

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
North America	$31,368	$64,135
Europe and Middle East	12,122	26,343
Asia Pacific	3,172	2,575
Total net revenues	$46,662	$93,053

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

Employment Litigation: On April 20, 2017, a former employee filed an action in the Superior Court for the County of San Diego, State of California. The complaint alleges claims including wrongful termination, retaliation and various other provisions of the California Labor Code. The complaint seeks unspecified economic and non-economic losses, as well as allegedly unpaid wages, unreimbursed business expenses statutory penalties, interest, punitive damages and attorneys’ fees. The Company filed a cross-complaint against the former employee on May 25, 2017 for certain activities related to his employment with the Company. The matter was tried between September 24 and October 7, 2021.  On October 8, 2021 a jury rendered a unanimous verdict in favor of the Company on the employment claims. The Court granted a directed verdict to the Company on its Cross- Complaint against the former employee. Judgment was entered in favor of the Company on October 27, 2021. On December 20, 2021, the former employee filed a notice of appeal of the judgment.

Intellectual Property Dispute: On November 24, 2020, ABP Technology Limited (ABP) issued a claim for trademark infringement in the High Court of England and Wales against Voyetra Turtle Beach, Inc. (“VTB”) and Turtle Beach Europe Limited (“TBEU”) relating to the use by VTB and TBEU of the sign STEALTH on and in relation to gaming headsets in the UK. VTB and TBEU filed and served a Defense to the claim on February 2, 2021. On March 31, 2021, ABP filed an application for summary judgement. The summary judgment application was heard by the Court in November 2021 and was dismissed. The next stage in the main proceedings will be a Case Management Conference on June 13, 2022 at which the Court will give directions for each stage to trial. The trial is expected to be set for late 2022/early 2023.

The Company will continue to vigorously defend itself in the foregoing unresolved matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at March 31, 2022 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranty reserve, which are included in accrued liabilities:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Warranty, beginning of period	$856	$1,039
Warranty costs accrued	121	334
Settlements of warranty claims	(188)	(255)
Warranty, end of period	$789	$1,118

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

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	March 31, 2022
		(in thousands)
Right-of-use assets	Other assets	$8,100

Lease liability obligations, current	Other current liabilities	$1,075
Lease liability obligations, noncurrent	Other liabilities	7,430
Total lease liability obligations		$8,505
Weighted-average remaining lease term (in years)		5.6
Weighted-average discount rate		4.00%

During the three months ended March 31, 2022, the Company recognized approximately $0.4 million of lease costs in operating expenses and approximately $0.2 million of operating cash flows from operating leases.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of March 31, 2022, are as follows:

(in thousands)
2022	$986
2023	1,308
2024	1,329
2025	1,315
2026	1,217
Thereafter	3,695
Total minimum payments	9,850
Less: Imputed interest	(1,345)
Total	$8,505

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2022 (the "Annual Report.")

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

Business Overview

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in White Plains, New York and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach®, ROCCAT® and Neat Microphones® brands. Turtle Beach is a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices. ROCCAT is a gaming keyboards, mice and other accessories brand focused in the PC peripherals market. Neat Microphones is a microphones brand focused on using cutting edge technology and design to create high quality USB and analog microphones for gamers, streamers, and professionals.

Business Trends

We participate in the $189 billion global software and accessories gaming market. The global gaming audience now exceeds global cinema and music markets with over 3 billion active gamers worldwide. Gaming peripherals, such as headsets, keyboards, mice, microphones, controllers, and simulation are estimated to be a $8.8 billion business globally with over 80% of that market in the Americas and Europe where the Company’s business is focused.

Competitive esports is a global phenomenon where professional gamers train and compete to win prize money, partner with major brands, and attract dedicated fans – similar to traditional professional sports. There were approximately 490 million esports viewers in 2021, and that is expected to increase to roughly 641 million viewers by 2025, according to a report from Newzoo. Of those 641 million projected viewers, approximately 318 million are considered “esports enthusiasts.”

Many gamers play online, where a gaming headset (which typically includes a microphone allowing players to communicate in real-time) provides a more immersive experience and a competitive advantage in the industry’s most popular games and franchises.

Through 2021 and going forward, the effects of the global pandemic and the measures being taken in response are uncertain and difficult to predict. While there were likely certain one-time purchases caused by the stay-at-home orders, we believe millions of new gamers have joined the market which created an ongoing, larger installed base of players.

Console Headset Market

The global market for console headsets in 2021 was approximately $1.7 billion. PlayStation® and Xbox® consoles continue to be dominant gaming platforms in North America and Europe for games that drive headset usage. Consistent with a historical pattern of major new console launches every 7-8 years, Microsoft and Sony released their latest next generation consoles, Xbox® Series and PlayStation®5 platforms just ahead of the 2020 holiday season. Demand for the new consoles has continued to be very strong and exceeded supply which is a good indicator of the enthusiasm for the latest consoles. The demand for gaming consoles is forecasted to continue to be strong in 2022 with the additional supply of PlayStation®5 and Xbox® Series platforms expected to help the overall console market reach single digit percentage growth in 2022.

Nintendo has sold over 100 million units of the Nintendo Switch™ since its release in early 2017. Nintendo continues adding and expanding their library of games with an increased number of multiplayer chat-enabled games. Nintendo also sells the Nintendo Switch™ Lite, a follow-on product that offers gamers the hand-held only version of their popular gaming console.

While gaming on mobile/tablet devices represents about 52% of the global gaming market and headsets can be used for mobile gaming, console and PC gaming are by-far the largest drivers of gaming headset use.

PC Accessories Market

The market for PC gaming headsets, mice, and keyboards is estimated to have grown in 2021 to $3.8 billion. The same gaming, work-from-home, and school-learn-from-home factors associated with the COVID-19 pandemic that benefitted the accessories market also resulted in increased consumer demand for headsets, keyboards, mice, and other accessories developed for PC gaming in recent years. In 2022, this increased demand for such PC gaming accessories is expected to continue.

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

PC and console gaming markets are also driven by major game launches and franchises that encourage players to buy equipment and accessories. On Xbox®, PlayStation®, and PC flagship games like Call of Duty®, Destiny, Star Wars: Battlefront, Battlefield, Grand Theft Auto, and battle royale games like Fortnite, Call of Duty Warzone, Apex Legends, and PlayerUnknown’s Battlegrounds, are examples of major franchises that prominently feature online multiplayer modes that encourage communication and tend to drive increased gaming headset demand. Many of these established franchises launch new titles annually leading into the holidays and as a result can cause an additional boost to the normally strong holiday sales for gaming accessories.

Microphone Market

As of 2021, the microphone market is estimated to be $2.3 billion in size of which roughly an estimated $700 million is for digital USB microphones. The market for high-quality microphones, specifically digital microphones, has experienced significant growth as content creators on YouTube, Twitch and other popular platforms are gravitating toward using high-quality professional equipment for their workstations. Additionally, with the sustained trend to remote work, the need for a well-performing desktop microphone has become an important tool for working and learning from home, as well as staying connected with family and friends. Turtle Beach’s acquisition of Neat Microphones in 2021 expanded the Company’s reach into the global microphone market, including, in particular, the market for digital/USB microphones that are often used by gamers, streamers, and influencers with other PC accessories.

Other Gaming Accessories Market

During 2021, the Company expanded into the gaming simulation and gaming controller markets with the launch of the VelocityOne Flight™ simulation control system and the Xbox® Recon Controller, respectively. These markets will increase our total addressable market by $1 billion, with third-party game controllers at roughly $600 million and PC/console flight simulation hardware at roughly $400 million in global market.

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

Adjusted EBITDA (and a reconciliation to Net income (loss), the nearest GAAP financial measure) for the three months ended March 31, 2022 and March 31, 2021, are as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net income (loss)	$(6,476)	$8,838
Interest expense	109	97
Depreciation and amortization	1,504	1,042
Stock-based compensation	1,537	1,786
Income tax expense (benefit)	(2,639)	2,766
Business transaction expense	-	162
Non-recurring business costs	232	639
Adjusted EBITDA	$(5,733)	$15,330

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Net loss for the three months ended March 31, 2022 was $6.5 million with Adjusted EBITDA of ($5.7) million, compared to net income of $8.8 million with Adjusted EBITDA of $15.3 million for the prior year, due to lower revenue as compared to prior year’s stay-at-home orders and government stimulus payments as well as increased logistics costs caused by supply chain challenges.

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net revenue	$46,662	$93,053
Cost of revenue	32,633	58,198
Gross profit	14,029	34,855
Operating expenses	22,316	22,575
Operating income (loss)	(8,287)	12,280
Interest expense	109	97
Other non-operating expense, net	719	579
Income (loss) before income tax	(9,115)	11,604
Income tax expense (benefit)	(2,639)	2,766
Net income (loss)	$(6,476)	$8,838

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net Revenue	$46,662	$93,053
Gross Profit	$14,029	$34,855
Gross Margin	30.1%	37.5%
Cash Margin (1)	31.4%	38.1%

(1)	Excludes depreciation and amortization, and stock-based compensation

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Net revenue for the three months ended March 31, 2022 was $46.7 million, a $46.4 million decrease from $93.1 million in the elevated comparable prior year period brought on by stay-at-home orders and government stimulus payments.

For the three months ended March 31, 2022, gross profit as a percentage of net revenue decreased to 30.1% from 37.5% in the comparable prior year period. The decrease was primarily due to higher freight costs, a more normalized level of promotional credits and volume-driven fixed cost deleveraging, partially offset by favorable business mix.

Operating Expenses

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Selling and marketing	$10,829	$11,545
Research and development	5,252	3,993
General and administrative	6,235	7,037
Total operating expenses	$22,316	$22,575

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2022 totaled $10.8 million compared to $11.5 million for the three months ended March 31, 2021. This decrease was primarily due to lower revenue-based expenses and certain marketing initiatives.

Research and Development

Research and development costs for the three months ended March 31, 2022 were $5.3 million compared to $4.0 million for the three months ended March 31, 2021. The year-over-year increases were primarily due to additional global resources and infrastructure to support product expansion.

General and Administrative

General and administrative expenses for the three months ended March 31, 2022 totaled $6.2 million compared to $7.0 million for the three months ended March 31, 2021. The year-over-year decrease was primarily due to lower variable employee cost and professional fees.

Income Taxes

Income tax benefit for the three months ended March 31, 2022 was $2.6 million at an effective tax rate of 29.0% and income tax expense for the three months ended March 31, 2021 was $2.8 million at an effective tax rate of 23.8%. The effective tax rate for the three months ended March 31, 2022 was primarily impacted by certain non-deductible costs and state income tax expense, offset by the deduction for foreign derived intangible income and stock option exercises.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and availability under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows.

The following table summarizes our sources and uses of cash:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Cash and cash equivalents at beginning of period	$37,720	$46,681
Net cash provided by (used for) operating activities	(13,348)	21,087
Net cash used for investing activities	(611)	(4,780)
Net cash provided by financing activities	361	696
Effect of foreign exchange on cash	(422)	(719)
Cash and cash equivalents at end of period	$23,700	$62,965

Operating activities

Cash used for operating activities for the three months ended March 31, 2022 was $13.3 million, a decrease of $34.4 million as compared to cash provided by operating activities of $21.1 million for the three months ended March 31, 2021. The decrease is primarily the result of lower gross receipts.

Investing activities

Cash used for investing activities was $0.6 million for the three months ended March 31, 2022, which was related to certain capital investments, compared to $4.8 million for the three months ended March 31, 2021, which included $2.5 million related to the Neat Microphones acquisition.

Financing activities

Net cash provided by financing activities was $0.4 million during the three months ended March 31, 2022 compared to $0.7 million during the three months ended March 31, 2021. Financing activities during the three months ended March 31, 2022 and March 31, 2021 consisted of stock option exercise proceeds.

Management assessment of liquidity

Management believes that our current cash and cash equivalents, the amounts available under our revolving credit facility and cash flows derived from operations will be sufficient to meet anticipated short-term and long-term funding for working capital and capital expenditures including amounts to develop new products, fund future stock repurchases and to pursue strategic opportunities.

In addition, the Company monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.

Foreign cash balances at March 31, 2022 and December 31, 2021 were $5.6 million and $10.2 million, respectively.

At-the-Market Equity Offering Sales Agreement

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

There was no activity under this agreement during the three months ended March 31, 2022.

Revolving Credit Facility

On December 17, 2018, Turtle Beach and certain of its subsidiaries entered into an amended and restated loan, guaranty and security agreement (“Credit Facility”) with Bank of America, N.A. (“Bank of America”), as Agent, Sole Lead Arranger and Sole Bookrunner, which replaced the then existing asset-based revolving loan agreement. The Credit Facility, which expires on March 5, 2024, provides for a line of credit of up to $80 million inclusive of a sub-facility limit of $12 million for TB Europe, a wholly-owned subsidiary of Turtle Beach. In addition, the Credit Facility provides for a $40 million accordion feature and the ability to increase the borrowing base with a “first-in, last-out” (a “FILO Loan”) of up to $6.8 million.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.00% to 2.75% for the FILO Loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50% and letter of credit fees and agent fees. As of March 31, 2022, interest rates for outstanding borrowings were 4.00% for base rate loans and 3.00% for LIBOR rate loans. As of March 31, 2022, there were no outstanding borrowings under the Credit Facility.

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

As of March 31, 2022, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $48.7 million.

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

Different assumptions and judgments would change the estimates used in the preparation of the condensed consolidated financial statements, which, in turn, could change the results from those reported. Management evaluates its estimates, assumptions and judgments on an ongoing basis. For a discussion of the critical estimates that affect the condensed consolidated financial statements, see “Critical Accounting Estimates” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of March 31, 2022 and December 31, 2021, we did not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of March 31, 2022 and December 31, 2021, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

Inflation Risk

The Company is exposed to market risk due to inflationary pressures, including higher labor-related costs, increases in the costs of the goods and services we purchase as part of the manufacture and distribution of our products, increased costs from supply chain and logistic headwinds and increased costs in our operations generally. Such inflationary pressures have been and could continue to be exacerbated by higher oil prices, geopolitical turmoil, and economic policy actions. In 2022, we have experienced a higher rate of inflation than in recent years resulting in higher cost of goods, selling expenses, and general and administrative expenses. Such increases will have a negative impact on the Company’s profit margins if selling prices of products do not increase with the increased costs.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2022.

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

The effects of the public health crisis caused by the COVID-19 pandemic, its variant strains, and the measures being taken in response are uncertain and difficult to predict, but may include a decrease in the demand and/or pricing for our products, disruptions to our supply chain, and a general deterioration of the global economy, among others.

Additionally, retailers have experienced, and may continue to experience, liquidity constraints or other financial difficulties due to COVID-19, which could lead to a reduction in the amount of merchandise purchased from us, an increase in order cancellations or the need to extend payment terms. Any or all of these measures could substantially reduce revenue or have a material adverse effect on our results of operations.

The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our employees, suppliers, manufactures, distributors, retailers, third-party service providers, and/or customers. At the beginning of the COVID-19 pandemic, we saw an increase in demand for our products due to increased gaming, work-from-home, and school-learn-from-home, however, such increased demand for our products has subsided as restrictions imposed for the pandemic are lifted and social functions and activities continue to return to pre-pandemic levels. This decrease in demand may continue as further pandemic restrictions are lifted and social functions not involving the use of our products continue to return.

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

We face a number of risks related to supply chain management and logistics with respect to our products. Recently, we have experienced, and may in the future continue to experience, supply or labor shortages or other disruptions to our supply chain or logistics, which could result in shipping delays and increased, costs, each of which could negatively impact our results, operations, product development, and sales. The extent and duration of the impact of these challenges are subject to numerous factors, including the continuing impact of the COVID-19 pandemic, behavioral changes, wage and price costs, adoption of new or revised regulations, and broader macroeconomic conditions.

In 2021 and in the first quarter of 2022, we experienced supply chain disruptions that resulted in significant cost increases. For example, the recent market shortage of semiconductors has caused disruptions, from both a supply and pricing standpoint. Recent inflationary pressures have been exacerbated by the lower availability of, and increased prices for, freight and logistics, including air, sea, and ground freight. The Company may not be able to pass along these price increases to its customers. While the Company has taken and continues to take measures to procure and maintain levels of inventory to prioritize product availability amidst global supply chain and logistical challenges, there can be no assurance that the Company will be able to continue to do so. Accordingly, any future delays, disruptions, and supply and pricing risks, such as the ongoing supply chain challenges and disruptions that we expect to continue during 2022, could affect our ability to meet customer demand for our products, which could have an adverse effect on our business, results of operations and financial condition.

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

The continuation of stay-at-home orders and other COVID-19 pandemic related restrictions internationally has led to factory closures, interruptions in supply chains, increased regulation and workforce shortages, each of which may continue in the future. These issues and others may make it difficult for our suppliers and manufacturers to source raw materials or components, manufacture finished goods and export our products. There may be significant and material disruptions to our supply chain and operations, and delays in the manufacture and shipment of our products, which may then have a material adverse effect on our business or results of operations.

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

The performance of our headset business is affected by the continued success of third-party gaming platforms, such as Microsoft’s Xbox® consoles and Sony’s PlayStation® consoles, as well as video games developed by such manufacturers and other third-party publishers. Our business could suffer if any of these parties fail to continue to drive the success of these platforms, develop new or enhanced video game platforms, develop popular game and entertainment titles for current or future generation platforms or produce and timely release sufficient quantities of such consoles. Further, if a platform is withdrawn from the market or fails to sell, we may be forced to liquidate inventories relating to that platform or accept returns resulting in significant losses.

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

Conversely, any actions we undertake to increase prices in response to rising costs due to higher inflation levels or other considerations may reduce demand for our products if our competitors do not follow with similar pricing actions. This may have a material adverse effect on our business or results of operations.

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

Our business could be negatively affected as a result of the proxy contest.

Certain entities affiliated with The Donerail Group LP ("Donerail”) have nominated six individuals for election to our Board of Directors at the Company’s upcoming 2022 annual meeting of stockholders. If Donerail does not withdraw its nominations and the proxy contest continues, our business could be adversely affected because:

• responding to the proxy contest can be disruptive, costly and time-consuming, and divert the attention of our management, Board of Directors and employees;

• perceived uncertainties as to our future direction, including, but not limited to, uncertainties related to our CEO, Board of Directors and management, may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel, advertisers or other business partners; and

• if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to continue to effectively implement our business strategy and create additional value for our stockholders.

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

The performance of certain technology used in new generation consoles, such as integrated voice and chat audio from the Xbox®

platforms are improved by a licensed component to ensure compatibility with our products.

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

In order for certain of our headsets to connect to the Xbox® platforms’ advanced features and controls, a proprietary computer chip or wireless module is required. As a result, with respect to our products designed for the Xbox® platforms, we are currently reliant on Microsoft or their designated supplier to provide us with sufficient quantities of such chips and/or modules. If we are unable to obtain sufficient quantities of these chips and/or modules, sales of such Xbox® platform headsets and consequently our revenues would be adversely affected.

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

We have been party to stockholder litigation, and in the future could be party to additional stockholder litigation, which could harm our business, financial condition and operating results.

We have had, and may continue to have, actions brought against us by stockholders in connection with the Merger, as further described in Note 12. Commitments and Contingencies, past transactions, changes in our stock price or other matters. Any such claims, whether or not resolved in our favor, could divert our management and other resources from the operation of our business and otherwise result in unexpected and substantial expenses that would adversely and materially impact our business, financial condition and operating results.

Risks Related to Liquidity

In the past, we have depended upon the availability of capital under our revolving credit facility to finance our operations. Any additional financing that we may need may not be available on favorable terms, or at all.

In addition to cash flow generated from operations, we have financed our operations with the Credit Facility. If we are unable to comply with the financial and other covenants contained in the Credit Facility and are unable to obtain a waiver under the Credit Facility, Bank of America may declare any outstanding borrowings under the Credit Facility immediately due and payable. If we had borrowing under the Credit Facility, such an event would have an immediate and material adverse impact on our business, results of operations, and financial condition. We could be required to obtain additional financing from other sources, and we cannot predict whether or on what terms, if any, additional financing might be available. If we were required to seek additional financing and were unable to obtain it, we might need to change our business and capital expenditure plans, which may have a materially adverse effect on our business, financial condition and results of operations. In addition, any debt under the Credit Facility could make it more difficult to obtain other debt financing in the future. The Credit Facility contains certain financial covenants and other restrictions that limit our ability, among other things, to incur certain additional indebtedness; pay dividends and repurchase stock; make certain investments and other payments; enter into certain mergers or consolidations; undergo certain changes of control of our company or board of directors; engage in sale and leaseback transactions and transactions with affiliates; and encumber and dispose of assets.

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

Additionally, a significant downturn in demand for our products or a reduction in gross margins could have a material impact on our result of operations, adversely affecting our ability to obtain financing.

General Risk Factors

Our business could be adversely affected by inflationary pressures.

We are exposed to inflationary pressures including higher labor-related costs and potential increases in the costs of the goods and services we purchase as part of the manufacture and distribution of our products and in our operations generally. Such inflationary pressures have been and could continue to be exacerbated by higher oil prices, geopolitical turmoil, and economic policy actions. Our inability to adequately increase prices to offset increased costs associated with such inflationary pressures, or otherwise mitigate their impact, will increase our costs of doing business and reduce our margins and profitability. If such impacts are prolonged or substantial, they could have a material negative effect on our results of operations.

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

We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including but not limited to:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;
•	success or failure of our business strategy;
•	the success of third-party gaming platforms and certain game titles to drive sales;
•	our quarterly or annual earnings, or those of other companies in our industry;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	our ability to execute transformation, restructuring and realignment actions;
•	the operating and stock price performance of other comparable companies;
•	comments by securities analysts or other third parties, including in articles, letters and other media;
•	speculation in the press about the future of our company or our industry;
•	overall market fluctuations; and
•	general economic conditions and other external factors.

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

Our goals and disclosures related to environmental, social and governance (“ESG”) matters have and will likely continue to result in additional costs and risks to us, which may adversely affect our reputation, employee retention, and willingness of our customers and partners to do business with us.

Investor advocacy groups, institutional investors, investment funds, proxy advisory services, stockholders, and customers are increasingly focused on the ESG goals and practices of companies.  We are frequently asked by investors and other stakeholders to set ambitious ESG goals and provide new and more robust disclosure of ESG goals, progress toward ESG goals and other matters of interest to ESG stakeholders. We are moving towards setting ESG goals and enhancing related disclosure of goals, progress, and other matters relating to ESG. Our efforts to accomplish and accurately disclose ESG-related goals and objectives present numerous operational, reputational, financial, legal, and other risks, any of which could have a negative impact on our business, reputation, and stock price.

Our ability to set and achieve ESG goals and initiatives, is subject to numerous risks, including, among others: (1) the availability and cost of limiting or eliminating our use of carbon-based energy sources and technologies, (2) evolving regulatory requirements affecting ESG standards or disclosures, (3) our ability to partner with providers that can meet our sustainability, diversity, and other standards, (4) our ability to recruit, develop, and retain diverse talent, (5) the impact of our organic growth and acquisitions or dispositions of businesses or operations on our ESG goals, and (6) customers’ actual demand for ESG-oriented product offerings, which may be more expensive and less available than other options.

The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. Our selection of disclosure frameworks that seek to align with various reporting standards may change from time to time and may result in a lack of consistent or meaningful comparative data from period to period. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring and reporting ESG metrics, our interpretation of reporting standards may differ from those of others and such standards may change over time, any of which could result in significant revisions to our ESG goals or reported progress in achieving such goals.

If our ESG practices do not meet evolving investor or other stakeholder expectations and standards or regulatory requirements, then our reputation, our ability to attract or retain employees and our attractiveness as an investment, business partner or acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

On April 9, 2019, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. On April 1, 2021, the Company’s Board of Directors approved an extension and expansion of this share repurchase program up to $25 million of its common shares, expiring April 9, 2023. The following table summarizes, by month, the repurchases made during the three months ended March 31, 2022, under the repurchase program and in connection with shares repurchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
January 1-31, 2022	—	$—	—	—
February 1-28, 2022	—	$—	—	—
March 1-31, 2022				17,594,289
Total	—	$—	—

For the first quarter of 2022, we did not repurchase any shares of common stock.

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

TURTLE BEACH CORPORATION

Date:	May 4, 2022	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)