Form 10-Q
period 2022-06-30
Turtle Beach Corp
filed 2022-08-08
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on July 31, 2022 was 16,526,393.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(in thousands, except per-share data)
Net revenue	$41,300	$78,564	$87,962	$171,617
Cost of revenue	33,418	49,854	66,051	108,052
Gross profit	7,882	28,710	21,911	63,565
Operating expenses:
Selling and marketing	11,587	15,678	22,416	27,223
Research and development	5,136	4,416	10,388	8,409
General and administrative	12,532	8,173	18,767	15,210
Total operating expenses	29,255	28,267	51,571	50,842
Operating income (loss)	(21,373)	443	(29,660)	12,723
Interest expense	84	73	193	170
Other non-operating expense, net	1,109	(65)	1,828	514
Income (loss) before income tax	(22,566)	435	(31,681)	12,039
Income tax expense (benefit)	(4,740)	(1,286)	(7,379)	1,480
Net income (loss)	$(17,826)	$1,721	$(24,302)	$10,559

Net income (loss) per share
Basic	$(1.08)	$0.11	$(1.49)	$0.67
Diluted	$(1.08)	$0.09	$(1.49)	$0.58
Weighted average number of shares:
Basic	16,500	15,920	16,348	15,737
Diluted	16,500	18,329	16,348	18,204

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Net income (loss)	$(17,826)	$1,721	$(24,302)	$10,559
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,090)	805	(1,519)	94
Other comprehensive income (loss)	(1,090)	805	(1,519)	94
Comprehensive income (loss)	$(18,916)	$2,526	$(25,821)	$10,653

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$10,877	$37,720
Accounts receivable, net	8,551	35,953
Inventories	120,694	101,933
Prepaid expenses and other current assets	13,606	17,506
Total Current Assets	153,728	193,112
Property and equipment, net	6,144	6,955
Deferred income taxes	13,009	5,899
Goodwill	10,686	10,686
Intangible assets, net	5,126	5,788
Other assets	8,261	8,065
Total Assets	$196,954	$230,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$15,707	$—
Accounts payable	31,030	40,475
Other current liabilities	19,456	37,693
Total Current Liabilities	66,193	78,168
Income tax payable	3,774	3,774
Other liabilities	7,334	7,194
Total Liabilities	77,301	89,136
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 16,526,393 and 16,168,147 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	17	16
Additional paid-in capital	202,382	198,278
Accumulated deficit	(81,354)	(57,052)
Accumulated other comprehensive income (loss)	(1,392)	127
Total Stockholders’ Equity	119,653	141,369
Total Liabilities and Stockholders’ Equity	$196,954	$230,505

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(24,302)	$10,559
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,458	1,847
Amortization of intangible assets	623	625
Amortization of debt financing costs	94	95
Stock-based compensation	3,567	3,727
Deferred income taxes	(7,110)	(101)
Change in sales returns reserve	(4,992)	(4,186)
Provision for obsolete inventory	(1,289)	783
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	32,152	20,028
Inventories	(21,288)	(11,413)
Accounts payable	(9,914)	4,580
Prepaid expenses and other assets	1,055	(11,299)
Income taxes payable	1,550	(6,850)
Other liabilities	(13,851)	4,053
Net cash provided by (used for) operating activities	(41,247)	12,448
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,207)	(3,316)
Acquisition of a business, net of cash acquired	—	(2,500)
Net cash used for investing activities	(1,207)	(5,816)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	36,209	120,858
Repayment of revolving credit facilities	(20,502)	(120,858)
Proceeds from exercise of stock options and warrants	538	3,262
Repurchase of common stock to satisfy employee tax withholding obligations	—	(463)
Net cash provided by financing activities	16,245	2,799
Effect of exchange rate changes on cash and cash equivalents	(634)	85
Net increase (decrease) in cash and cash equivalents	(26,843)	9,516
Cash and cash equivalents - beginning of period	37,720	46,681
Cash and cash equivalents - end of period	$10,877	$56,197

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$108	$88
Cash paid (received) for income taxes	$(2,539)	$8,041

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2021	16,168	$16	$198,278	$(57,052)	$127	$141,369
Net loss	—	—	—	(6,476)	—	(6,476)
Other comprehensive loss, net of tax	—	—	—	—	(429)	(429)
Issuance of restricted stock	30	—	—	—	—	—
Stock options exercised	47	—	361	—	—	361
Stock-based compensation	—	—	1,537	—	—	1,537
Balance at March 31, 2022	16,245	$16	$200,176	$(63,528)	$(302)	$136,362
Net loss	—	—	—	(17,826)	—	(17,826)
Other comprehensive loss, net of tax	—	—	—	—	(1,090)	(1,090)
Issuance of restricted stock	257	—	—	—	—	—
Stock options exercised	24	1	176	—	—	177
Stock-based compensation	—	—	2,030	—	—	2,030
Balance at June 30, 2022	16,526	$17	$202,382	$(81,354)	$(1,392)	$119,653

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2020	15,476	15	190,568	(74,773)	589	$116,399
Net income	—	—	—	8,838	—	8,838
Other comprehensive loss, net of tax	—	—	—	—	(711)	(711)
Issuance of restricted stock	26	—	113	—	—	113
Repurchase of common stock and retirement of related treasury shares	(6)	—	(215)	—	—	(215)
Stock options exercised	159	1	911	—	—	912
Stock-based compensation	—	—	1,786	—	—	1,786
Balance at March 31, 2021	15,655	$16	$193,163	$(65,935)	$(122)	$127,122
Net income	—	—	—	1,721	—	1,721
Other comprehensive income, net of tax	—	—	—	—	805	805
Issuance of restricted stock	202	—	1	—	—	1
Repurchase of common stock and retirement of related treasury shares	(9)	—	(248)	—	—	(248)
Stock options exercised	217	—	2,350	—	—	2,350
Stock-based compensation	—	—	1,941	—	—	1,941
Balance at June 30, 2021	16,065	$16	$197,207	$(64,214)	$683	$133,692

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

Note 2. Summary of Significant Accounting Policies

The preparation of consolidated annual and quarterly financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company can give no assurance that actual results will not differ from those estimates.

There have been no material changes to the significant accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of June 30, 2022 and December 31, 2021, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted. The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$10,877	$10,877	$37,720	$37,720
Revolving credit facility	$15,707	$15,707	$—	$—

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

Note 4. Allowance for Sales Returns

The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$5,713	$11,910	$8,998	$11,233
Reserve accrual	2,792	4,212	5,475	9,977
Recoveries and deductions, net	(4,499)	(9,075)	(10,467)	(14,163)
Balance, end of period	$4,006	$7,047	$4,006	$7,047

Note 5. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Finished goods	$119,612	$101,446
Raw materials	1,082	487
Total inventories	$120,694	$101,933

Property and Equipment, net

Property and equipment, net, consists of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Machinery and equipment	$2,383	$2,255
Software and software development	2,400	2,404
Furniture and fixtures	1,440	1,257
Tooling	8,494	7,855
Leasehold improvements	1,708	1,794
Demonstration units and convention booths	15,199	14,493
Total property and equipment, gross	31,624	30,058
Less: accumulated depreciation and amortization	(25,480)	(23,103)
Total property and equipment, net	$6,144	$6,955

Other Current Liabilities

Other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Accrued legal	3,846	1,126
Accrued marketing	2,792	3,723
Accrued employee expenses	2,650	4,114
Accrued royalty	1,651	11,582
Accrued freight	1,819	6,251
Accrued expenses	6,698	10,897
Total other current liabilities	$19,456	$37,693

Note 6. Goodwill and Other Intangible Assets

Acquired Intangible Assets

Acquired identifiable intangible assets, and related accumulated amortization, as of June 30, 2022 and December 31, 2021 consist of:

	June 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,355	$6,667	$1,688
Tradenames	3,066	884	2,182
Developed technology	1,884	574	1,310
Foreign currency	(1,363)	(1,309)	(54)
Total Intangible Assets	$11,942	$6,816	$5,126

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,355	$6,315	$2,040
Tradenames	3,066	730	2,336
Developed technology	1,884	440	1,444
Foreign currency	(896)	(865)	(32)
Total Intangible Assets	$12,409	$6,620	$5,788

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

Amortization expense related to definite lived intangible assets of $0.3 million and $0.6 million was recognized for the three and six months ended June 30, 2022, respectively, and $0.3 million and $0.6 million was recognized for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2022	$638
2023	1,041
2024	1,008
2025	889
2026	637
Thereafter	967
Total	$5,180

There were no changes in the carrying values of goodwill for the three months ended June 30, 2022 from the balance as of December 31, 2021.

Note 7. Revolving Credit Facility and Long-Term Debt

	June 30, 2022	December 31, 2021
	(in thousands)
Revolving credit facility, maturing March 2024	$15,707	$-

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively.

Amortization of deferred financing costs was $47 thousand and $94 thousand for the three and six months ended June 30, 2022 and$47 thousand and $95 thousand for the three and six months ended June 30, 2021, respectively.

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

The maximum credit availability for loans and letters of credit under the Credit Facility is governed by a borrowing base determined by the application of specified percentages to certain eligible assets, primarily eligible trade accounts receivable and inventories, and is subject to discretionary reserves and revaluation adjustments. The Credit Facility may be used for working capital, the issuance of bank guarantees, letters of credit and other corporate purposes. In the second quarter of 2022, the Company accessed the Credit Facility as a result of increased inventory levels driven by global supply chain delays as well as lower retail channel inventory levels.

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.00% to 2.75% for the FILO Loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50% and letter of credit fees and agent fees. As of June 30, 2022, interest rates for outstanding borrowings were 5.25% for base rate loans and 3.00% for LIBOR rate loans.

The Company and the administrative agent entered into an amendment to the Credit Facility (the "LIBOR Transition Amendment") to replace the LIBOR rate as a reference rate available for use in the computation of interest under the Credit Agreement in favor of (i) the Applicable Rate (as defined in the Credit Facility) plus Sterling Overnight Index Average (“SONIA”) or the Euro Interbank Offered Rate (“EURIBOR”). The Company expects to enter into an additional agreement to finalize the transition of the U.S. LIBOR rate prior its expiration on June 30, 2023.

The Company is subject to quarterly financial covenant testing if certain availability thresholds are not met or certain other events occur (as set forth in the Credit Facility). At such times, the Credit Facility requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the last day of each fiscal quarter.

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

As of June 30, 2022, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $22.0 million.

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

The following table presents the Company’s income tax expense and effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Income tax expense (benefit)	$(4,740)	$(1,286)	$(7,379)	$1,480
Effective income tax rate	21.0%	(295.6%)	23.3%	12.3%

Income tax benefit for the three months ended June 30, 2022 was $4.7 million at an effective tax rate of 21.0% and income tax benefit for the six months ended June 30, 2022 was $7.4 million at an effective tax rate of 23.3%. Income tax benefit for the three months ended June 30, 2021 was $1.3 million at an effective tax rate of (295.6%) and income tax expense for the six months ended June 30, 2021 was $1.5 million at an effective tax rate of 12.3%. The effective tax rate for the three and six months ended June 30, 2022 was primarily impacted by the deduction for stock option exercises, offset by certain non-deductible costs and state income tax expense. Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of June 30, 2022, the Company had uncertain tax positions of $3.8 million, inclusive of $1.1 million of interest and penalties.

The Company has determined that a valuation allowance is not needed against the deferred tax asset as of June 30, 2022, with the exception of net operating losses for certain separate state filings. This analysis is performed on a quarterly basis and includes an evaluation of all positive and negative evidence to determine whether it is more-likely-than-not that the deferred tax assets will be realizable. This is based on generating earnings and taxable income in recent years, no tax attributes on hand that are at risk of expiring in the near future nor is there any history of expiring attributes, the cyclical nature of our business, and projections of future taxable income. In the event that actual results differ from these estimates, the Company may need to modify the level of valuation allowance which could materially impact our business, financial condition and results of operations.

The Company is subject to income taxes domestically and in various foreign jurisdictions. The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2018 through 2020, and the state tax years open under the statute of limitations are 2017 through 2020.

Note 9. Stock-Based Compensation

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$96	$90	$122	$487
Selling and marketing	539	446	937	777
Research and development	390	348	673	597
General and administrative	1,005	1,057	1,835	1,866
Total stock-based compensation	$2,030	$1,941	$3,567	$3,727

The following table presents the stock activity and the total number of shares available for grant as of June 30, 2022:

(in thousands)
Balance at December 31, 2021	998
Options Cancelled	31
Restricted Stock Granted	(484)
Restricted Stock Forfeited	28
Performance Shares Unearned	7
Performance Shares Granted	(167)
Balance at June 30, 2022	413

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2021	1,739,240	$7.72	7.02	$25,542,823
Options Granted	-	-
Options Exercised	(71,379)	7.54
Options Forfeited	(31,181)	10.28
Outstanding at June 30, 2022	1,636,680	$7.68	6.45	$8,417,740
Vested and expected to vest at June 30, 2022	1,621,925	$7.74	6.44	$8,350,391
Exercisable at June 30, 2022	1,143,564	$7.28	5.98	$6,537,350

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

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $0.8 million for the six months ended June 30, 2022.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. There were no new options granted during the six months ended June 30, 2022. The total estimated fair value of employee options vested during the six months ended June 30, 2022 was $3.5 million. As of June 30, 2022, total unrecognized compensation cost related to non-vested stock options granted to employees was $2.0 million, which is expected to be recognized over a remaining weighted average vesting period of 1.6 years.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2021	788,454	$16.81
Granted	483,533	21.20
Vested	(258,399)	16.31
Shares forfeited	(27,854)	16.58
Nonvested restricted stock at June 30, 2022	985,734	$19.10

As of June 30, 2022, total unrecognized compensation costs related to the nonvested restricted stock awards was $17.6 million, which will be recognized over a remaining weighted average vesting period of 2.5 years.

Performance-Based Restricted Share Units

As of June 30, 2022, the Company had 256,342 performance-based restricted share units outstanding, including 167,000 issued in 2022. The vesting of performance-based restricted share units is determined over a three-year period based on (i) the amount by which revenue growth exceeds a defined baseline market growth each year and (ii) the achievement of specified tiers of adjusted EBITDA as a percentage of net revenue each year, with the ability to earn and vest into such units ranging from 0% to 200%. In 2021, 37,507 performance-based restricted share units vested related to the Company's achievement of these performance measures.

Note 10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands, except per-share data)
Net income (loss)	$(17,826)	$1,721	$(24,302)	$10,559

Weighted average common shares outstanding — Basic	16,500	15,920	16,348	15,737
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	—	421	—	469
Dilutive effect of stock options	—	1,438	—	1,448
Dilutive effect of warrants	—	550	—	550
Weighted average common shares outstanding — Diluted	16,500	18,329	16,348	18,204
Net income (loss) per share:
Basic	$(1.08)	$0.11	$(1.49)	$0.67
Diluted	$(1.08)	$0.09	$(1.49)	$0.58

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Stock options	1,655	77	1,672	769
Unvested restricted stock awards	963	8	915	283
Warrants	550	—	550	—
Total	3,168	85	3,137	1,052

Note 11. Segment Information

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
North America	$27,384	$50,645	$58,752	$114,780
Europe and Middle East	9,179	19,075	21,301	45,418
Asia Pacific	4,737	8,844	7,909	11,419
Total net revenues	$41,300	$78,564	$87,962	$171,617

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

Shareholders Class Action: On August 5, 2013, VTBH and the Company (f/k/a Parametric Sound Corporation) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company (the “Merger”). Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company’s Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada case denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. On September 14, 2017, a unanimous en banc panel of the Nevada Supreme Court granted defendants’ petition for writ of mandamus and ordered the trial court to dismiss the complaint but provided a limited basis upon which plaintiffs could seek to amend their complaint. Plaintiffs amended their complaint on December 1, 2017 to assert the same claims in a derivative capacity on behalf of the Company, as a well as in a direct capacity, against VTBH, Stripes Group, LLC, SG VTB Holdings, LLC, and the former members of the Company’s Board of Directors. All defendants moved to dismiss this amended complaint on January 2, 2018, and those motions were denied on March 13, 2018. Defendants petitioned the Nevada Supreme Court to reverse this ruling on April 18, 2018. On June 15, 2018, the Nevada Supreme Court denied defendants’ writ petition without prejudice. The district court subsequently entered a pretrial schedule and set trial for November 2019. On January 18, 2019, the district court certified a class of shareholders of the Company as of January 15, 2014. On October 11, 2019, the parties notified the district court that they had reached a settlement that would resolve the pending action if ultimately approved by the Court. On January 13, 2020, the district court preliminarily approved the settlement between the plaintiffs and all defendants. A final hearing was held on May 18, 2020, wherein the Court approved the settlement and entered final judgment. Plantiff has filed a notice of their intent to appeal the judgment.

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

Intellectual Property Dispute: On November 24, 2020, ABP Technology Limited (ABP) issued a claim for trademark infringement in the High Court of England and Wales against Voyetra Turtle Beach, Inc. (“VTB”) and Turtle Beach Europe Limited (“TBEU”) relating to the use by VTB and TBEU of the sign STEALTH on and in relation to gaming headsets in the UK. VTB and TBEU filed and served a Defense to the claim on February 2, 2021. On March 31, 2021, ABP filed an application for summary judgement. The summary judgment application was heard by the Court in November 2021 and was dismissed. The next stage in the main proceedings will be a Case Management Conference on November 4, 2022 at which the Court will give directions for each stage to trial. The trial is expected to be heard in April 2023.

Consumer Class Action: On June 13, 2022, an individual filed a class action lawsuit against VTB in the United States District Court for the Central District of California. The complaint alleges that VTB violated the Telephone Consumer Protection Act, 47 U.S.C. § 227(b), by sending marketing-related text messages to the plaintiff and other members of the public who have registered their telephone numbers on the national Do-Not-Call Registry. The plaintiff seeks to represent a class of all persons in the United States whose telephone numbers were present on the national Do-Not-Call Registry and received text messages from VTB within the last four years. The complaint seeks statutory damages and an order enjoining VTB from sending further text messages to telephone numbers listed on the national Do-Not-Call Registry. VTB believes that the plaintiff consented to receive marketing-related text messages from VTB and maintains that it does not contact members of the public without their consent. VTB has filed an initial response to the complaint. The court has not yet set a trial date for this matter.

The Company will continue to vigorously defend itself in the foregoing unresolved matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at June 30, 2022 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranty reserve, which are included in accrued liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Warranty, beginning of period	$789	$1,118	$856	$1,039
Warranty costs accrued	72	119	193	453
Settlements of warranty claims	(143)	(215)	(331)	(470)
Warranty, end of period	$718	$1,022	$718	$1,022

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

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	June 30, 2022
		(in thousands)
Right-of-use assets	Other assets	$7,619

Lease liability obligations, current	Other current liabilities	$1,069
Lease liability obligations, noncurrent	Other liabilities	7,134
Total lease liability obligations		$8,203
Weighted-average remaining lease term (in years)		5.4
Weighted-average discount rate		5.25%

During the six months ended June 30, 2022, the Company recognized approximately $0.7 million of lease costs in operating expenses and approximately $0.5 million of operating cash flows from operating leases.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of June 30, 2022, are as follows:

(in thousands)
2022	$660
2023	1,285
2024	1,306
2025	1,293
2026	1,200
Thereafter	3,674
Total minimum payments	9,418
Less: Imputed interest	(1,215)
Total	$8,203

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

Business Overview

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in White Plains, New York and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing and marketing innovative products across a range of large addressable markets under the Turtle Beach®, ROCCAT® and Neat Microphones® brands. Turtle Beach is a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices. ROCCAT is a gaming headset, keyboards, mice and other accessories brand focused in the PC peripherals market. Neat Microphones is a microphones brand focused on using cutting edge technology and design to create high quality USB and analog microphones for gamers, streamers, and professionals.

Business Trends

We participate in the global software and accessories gaming market, which had an estimated size of $200 billion in 2021, per updated data published by Newzoo in April 2022. The global gaming audience exceeds global cinema and music markets with over 3 billion active gamers worldwide. Gaming peripherals, such as headsets, keyboards, mice, microphones, controllers, and simulation are estimated to be an over $8.5 billion business globally with over 80% of that market in the Americas and Europe where the Company’s business is focused.

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

The Company’s results are affected by numerous macroeconomic factors including inflation, consumer spending confidence and global supply chains. In 2022, we have experienced a higher rate of inflation than in recent years resulting in higher cost of goods, selling expenses, and general and administrative expenses. Such increases have had and may continue to have a negative impact on the Company’s profit margins if selling prices of products do not increase with the increased costs.

The COVID-19 pandemic has disrupted worldwide economic markets and the extent to which the pandemic and measures adopted in response thereto continue to affect the Company's business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict. While there were likely certain one-time purchases of our products caused by stay-at-home guidance and remote working and learning, we believe millions of new gamers have joined the market which created an ongoing, larger installed base of players.

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

While gaming on mobile/tablet devices represents about 51% of the global gaming market and headsets can be used for mobile gaming, console and PC gaming are by-far the largest drivers of gaming headset use.

PC Accessories Market

The market for PC gaming headsets, mice, and keyboards is estimated to have grown slightly in 2021 to $3.6 billion. The same gaming, work-from-home, and school-learn-from-home factors associated with the COVID-19 pandemic that benefitted the accessories market also resulted in increased consumer demand for headsets, keyboards, mice, and other accessories developed for PC gaming in recent years.

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

PC gaming mice come in a variety of different ergonomic shapes and sizes, are available in both wired and wireless models, offer options for different sensors (optical and laser) and responsiveness, and often feature integrated RGB lighting and software to unify with the lighting on other devices for a visually consistent PC gaming appearance. Similarly, PC gaming keyboards often deliver a competitive advantage by offering options for mechanical and optical key switches that feel and sound different and offer customizable lighting.

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

Microphone Market

As of 2021, the microphone market is estimated to be $2.1 billion in size of which roughly an estimated $630 million is for digital USB microphones. The market for high-quality microphones, specifically digital microphones, has experienced significant growth as content creators on YouTube, Twitch and other popular platforms are gravitating toward using high-quality professional equipment for their workstations. Additionally, with the trend to remote work, the need for a well-performing desktop microphone has become an important tool for working and learning from home, as well as staying connected with family and friends. Turtle Beach’s acquisition of Neat Microphones in 2021 expanded the Company’s reach into the global microphone market, including, in particular, the market for digital/USB microphones that are often used by gamers, streamers, and influencers with other PC accessories.

Other Gaming Accessories Market

During 2021, the Company successfully expanded into the gaming simulation and gaming controller markets with the launch of the VelocityOne Flight™ simulation control system and the Xbox® Recon Controller, respectively. These markets increased our total addressable market by $1 billion, with third-party game controllers at roughly $600 million, and PC/console flight simulation hardware at roughly $400 million.

Supply Chain and Logistic Outlook

The ongoing global economic recovery, subsequent to the COVID-19 pandemic, as well as a surge in imports and high demand for electronics, has created significant challenges for global supply chains resulting in inflationary cost pressures and component shortages. We have also experienced logistical challenges related to transportation delays and have incurred incremental costs for commodities and components used in our products as well as component shortages that have negatively impacted our sales and results of operations. These factors resulted in the demand for such goods to exceed supply chain capacity, which drove costs and lead times higher. We expect that these challenges will continue to have an impact on our businesses for the foreseeable future. As a result, we continue to take proactive steps to continue to limit the impact of these challenges and are working closely with our suppliers to manage availability of products and implement other cost savings initiatives.

Key Performance Indicators and Non-GAAP Measures

In evaluating our results, management routinely reviews key performance indicators, which include non-GAAP measures as well as the operating metrics of revenue, operating income and margins, and earnings per share, among others. In addition, we believe certain other measures provide useful information to management and investors about us and our financial condition and results of operations for the following reasons: (i) they are measures used by our Board of Directors and management team to evaluate our operating performance; (ii) they are measures used by our management team to make day-to-day operating decisions; (iii) the adjustments made are often viewed as either non-recurring or not reflective of ongoing financial performance or have no cash impact on operations; and (iv) they are used by securities analysts, investors and other interested parties as a common operating performance measure to compare results across companies in our industry by adjusting for potential differences caused by variations in capital structures (affecting relative interest expense), and the age and book value of facilities and equipment (affecting relative depreciation and amortization expense). We consider the following metrics, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•
Adjusted EBITDA is a non-GAAP measure that we believe is useful to investors to measure the operational strength and performance of our business. Adjusted EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation (non-cash) and certain special items that we believe are not representative of core operations.

•
Cash Margin is defined as gross margin excluding depreciation and amortization, and stock-based compensation.

We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about our operating profitability adjusted for certain non-cash items, non-routine items that we do not expect to continue at the same level in the future, as well as other items that are not core to our operations. Further, we believe Adjusted EBITDA provides a meaningful measure of operating profitability because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures. However, Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and, given the limitations of these metrics as analytical tools, should not be considered a substitute for gross profit, gross margins, net income (loss) or other consolidated income statement data as determined in accordance with GAAP.

Adjusted EBITDA (and a reconciliation to Net income (loss), the nearest GAAP financial measure) for the three and six months ended June 30, 2022 and June 30, 2021, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$(17,826)	$1,721	$(24,302)	$10,559
Interest expense	84	73	$193	170
Depreciation and amortization	1,577	1,430	$3,081	2,472
Stock-based compensation	2,030	1,941	$3,567	3,727
Income tax expense (benefit)	(4,740)	(1,286)	$(7,379)	1,480
Restructuring Expense	527	—	$527	—
Business transaction expense	—	88	—	250
Non-recurring business costs	6,267	987	$6,499	1,626
Adjusted EBITDA	$(12,081)	$4,954	$(17,814)	$20,284

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Net loss for the three months ended June 30, 2022 was $17.8 million with Adjusted EBITDA of ($12.1) million, compared to net income of $1.7 million with Adjusted EBITDA of $5.0 million for the prior year, due to consumer spending caution across all major markets, reduced channel inventory levels at retailers, increased freight costs, business mix, and volume-driven fixed cost deleveraging.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Net loss for the six months ended June 30, 2022 was $24.3 million with Adjusted EBITDA of ($17.8) million compared to net income of $10.6 million with Adjusted EBITDA of $20.3 million for the prior period due to lower revenue as compared to prior year's incremental stimulus check driven spending as well as increased freight costs.

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Net revenue	$41,300	$78,564	$87,962	$171,617
Cost of revenue	33,418	49,854	66,051	108,052
Gross profit	7,882	28,710	21,911	63,565
Operating expenses	29,255	28,267	51,571	50,842
Operating income (loss)	(21,373)	443	(29,660)	12,723
Interest expense	84	73	193	170
Other non-operating expense, net	1,109	(65)	1,828	514
Income (loss) before income tax	(22,566)	435	(31,681)	12,039
Income tax expense (benefit)	(4,740)	(1,286)	(7,379)	1,480
Net income (loss)	$(17,826)	$1,721	$(24,302)	$10,559

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Net Revenue	$41,300	$78,564	$87,962	$171,617
Gross Profit	$7,882	$28,710	$21,911	$63,565
Gross Margin	19.1%	36.5%	24.9%	37.0%
Cash Margin (1)	20.8%	37.2%	26.4%	37.7%

(1)
Excludes depreciation and amortization, and stock-based compensation

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Net revenue for the three months ended June 30, 2022 was $41.3 million, a $37.3 million decrease from $78.6 million reflecting lower customer demand as a result of a challenging macroeconomic environment, lower channel inventory levels at retailers and global supply chain issues. The comparable prior year period revenues were at elevated levels resulting from stay-at-home orders and government stimulus payments.

For the three months ended June 30, 2022, gross margin decreased to 19.1% from 36.5% in the comparable prior year period. The decrease was primarily due to higher promotional credits driven by more aggressive competitive pricing actions to reduce channel inventory levels, business mix, higher freight costs, volume-driven fixed cost deleveraging and higher warehouse costs to ensure product supply.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Net revenue for the six months ended June 30, 2022 was $88.0 million, a $83.7 million decrease from $171.6 million in the elevated comparable prior year period brought on by stay-at-home orders and government stimulus payments.

For the six months ended June 30, 2022, gross margin decreased to 24.9% from 37.0% in the comparable prior year period. The decrease was primarily due to higher freight costs, a more normalized level of promotional credits and volume-driven fixed cost deleveraging.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Selling and marketing	$11,587	$15,678	$22,416	$27,223
Research and development	5,136	4,416	10,388	8,409
General and administrative	12,532	8,173	18,767	15,210
Total operating expenses	$29,255	$28,267	$51,571	$50,842

Selling and Marketing

Selling and marketing expenses for the three and six months ended June 30, 2022 totaled $11.6 million and $22.4 million, respectively, compared to $15.7 million and $27.2 million, respectively, for the three and six months ended June 30, 2021. This decrease was primarily due to lower revenue-based expenses and scaling of marketing initiatives to the consumer environment.

Research and Development

Research and development costs for the three and six months ended June 30, 2022 were $5.1 million and $10.4 million, respectively, compared to $4.4 million and $8.4 million, respectively, for the three and six months ended June 30, 2021. The year-over-year increases were primarily due to the addition of resources and infrastructure to support new product development and further global expansion.

General and Administrative

General and administrative expenses for the three months ended June 30, 2022 totaled $12.5 million compared to $8.2 million for the three months ended June 30, 2021. Excluding certain non-recurring fees related to the proxy contest with respect to the 2022 annual meeting of stockholders and shareholder litigation costs, expenses decreased $0.8 million primarily due to lower professional fees.

General and administrative expenses for the six months ended June 30, 2022 totaled $18.8 million compared to $15.2 million for the six months ended June 30, 2021. Excluding certain non-recurring fees related to the proxy contest with respect to the 2022 annual meeting of stockholders and shareholder litigation costs, expenses decreased $1.1 million primarily due to lower professional fees and employee costs.

Income Taxes

Income tax benefit for the three months ended June 30, 2022 was $4.7 million at an effective tax rate of 21.0% and income tax benefit for the six months ended June 30, 2022 was $7.4 million at an effective tax rate of 23.3%. Income tax benefit for the three months ended June 30, 2021 was $1.3 million at an effective tax rate of (295.6%) and income tax expense for the six months ended June 30, 2021 was $1.5 million at an effective tax rate of 12.3%. The effective tax rate for the six months ended June 30, 2022 was primarily impacted by the deduction for stock option exercises, offset by certain non-deductible costs and state income tax expense.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and availability under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows and borrowings under our revolving credit facility.

The following table summarizes our sources and uses of cash:

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Cash and cash equivalents at beginning of period	$37,720	$46,681
Net cash provided by (used for) operating activities	(41,247)	12,448
Net cash used for investing activities	(1,207)	(5,816)
Net cash provided by financing activities	16,245	2,799
Effect of foreign exchange on cash	(634)	85
Cash and cash equivalents at end of period	$10,877	$56,197

Operating activities

Cash used for operating activities for the six months ended June 30, 2022 was $41.2 million, a decrease of $53.7 million as compared to cash provided by operating activities of $12.4 million for the six months ended June 30, 2021. The decrease is primarily the result of lower gross receipts as well as higher inventory levels due to retailers compressing channel inventory and accelerated procurements to ensure product supply.

Investing activities

Cash used for investing activities was $1.2 million for the six months ended June 30, 2022, which was related to certain capital investments, compared to $5.8 million for the six months ended June 30, 2021, which included $2.5 million related to the Neat Microphones acquisition.

Financing activities

Net cash provided by financing activities was $16.2 million during the six months ended June 30, 2022 compared to $2.8 million during the six months ended June 30, 2021. Financing activities during the six months ended June 30, 2022 and June 30, 2021 consisted primarily of $15.7 million revolving credit facility borrowings and $2.8 million share-based activity, respectively.

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

Foreign cash balances at June 30, 2022 and December 31, 2021 were $3.4 million and $10.2 million, respectively.

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

There was no activity under this agreement during the six months ended June 30, 2022.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.00% to 2.75% for the FILO Loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50% and letter of credit fees and agent fees. As of June 30, 2022, interest rates for outstanding borrowings were 5.25% for base rate loans and 3.00% for LIBOR rate loans. As of June 30, 2022, there was $15.7 million in outstanding borrowings under the Credit Facility.

The Company and the administrative agent entered into an amendment to the Credit Agreement (the "LIBOR Transition Amendment") to replace the LIBOR rate as a reference rate available for use in the computation of interest under the Credit Agreement in favor of (i) the Applicable Rate (as defined in the Credit Agreement) plus Sterling Overnight Index Average (“SONIA”) or the Euro Interbank Offered Rate (“EURIBOR”). The Company expects to enter into an additional agreement to finalize the transition of the U.S. LIBOR rate prior its expiration on June 30, 2023.

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

As of June 30, 2022, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $22.0 million.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of June 30, 2022 and December 31, 2021, we did not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of June 30, 2022 and December 31, 2021, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

Inflation Risk

The Company is exposed to market risk due to inflationary pressures, including higher labor-related costs, increases in the costs of the goods and services we purchase as part of the manufacture and distribution of our products, increased costs from supply chain and logistic headwinds and increased costs in our operations generally. Such inflationary pressures have been and could continue to be exacerbated by higher oil prices, geopolitical turmoil, and economic policy actions. Inflationary pressures can also have a negative impact on demand for the products we sell. Reduced or delayed discretionary spending by consumers in response to inflationary pressures has reduced consumer demand for our products, resulting in reduced sales. In 2022, we have experienced a higher rate of inflation than in recent years resulting in higher cost of goods, selling expenses, and general and administrative expenses. Such increases have had and may continue to have a negative impact on the Company’s profit margins if selling prices of products do not increase with the increased costs.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 30, 2022.

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

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-Q or elsewhere. The following information should be read in conjunction with our financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Operations

The strategic alternatives review process could disrupt our business, affect our financial condition and results of operations and lead to increased volatility in the market price of our common stock.

In connection with the settlement of our engagement with The Donerail Group LP and certain of its affiliates (“Donerail”), we announced a process to review strategic alternatives. We have incurred and may continue to incur substantial expenses associated with that process. That process may be time-consuming and disruptive to our business by diverting the attention of our management, Board of Directors and employees. In addition, we may be subject to costly and time-consuming litigation related to that process. Further, that process may result in the loss of potential business opportunities and have a negative effect on the market price and volatility of our common stock, as well as our ability to recruit and retain qualified personnel.

Our business has been and could continue to be adversely affected by inflationary pressures.

We are exposed to inflationary pressures including higher labor-related costs and potential increases in the costs of the goods and services we purchase as part of the manufacture and distribution of our products and in our operations generally. In 2021 and the first half of 2022, global supply chain constraints and the continuing effects of the COVID-19 pandemic (including government measures adopted in response thereto) have resulted in heightened inflationary cost pressures. Such inflationary pressures have also been and could continue to be exacerbated by higher oil prices, geopolitical turmoil (including the ongoing conflict in Ukraine), increased logistics costs and economic policy actions. As interest rates rise to address inflation, such increases could lead to an increase in borrowing costs over time.

Inflationary pressures can also have a negative impact on demand for the products we sell. Reduced or delayed discretionary spending by consumers, specifically for consumer electronic goods, in response to inflationary pressures has and could continue to reduce demand for our products, resulting in reduced sales. Our inability to adequately increase prices to offset increased costs associated with such inflationary pressures, or otherwise mitigate their impact, will increase our costs of doing business and reduce our margins and profitability. If such impacts are prolonged or substantial, they could have a material negative effect on our results of operations.

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

In 2021 and in the first half of 2022, we experienced supply chain disruptions that resulted in significant cost increases for commodities and components used in our products, as well as component shortages that have negatively affected our sales and results of operations. For example, the recent market shortage of semiconductors has caused disruptions, from both a supply and pricing standpoint. As discussed above, recent inflationary pressures have also been exacerbated by the lower availability of, and increased prices for, freight and logistics, including air, sea, and ground freight. We may not be able to pass along these price increases to its customers. While we have taken and continue to take measures implement cost saving initiatives and procure and maintain levels of inventory to prioritize product availability amidst global supply chain and logistical challenges, including by working closely with our suppliers, there can be no assurance that we will be able to continue to do so. Accordingly, any future delays, disruptions, and supply and pricing risks, such as the ongoing supply chain challenges and disruptions that we expect to continue during 2022, could affect our ability to meet customer demand for our products, which could have an adverse effect on our business, results of operations and financial condition.

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

The effects of the public health crisis caused by the COVID-19 pandemic, its variant strains, and the measures taken in response are uncertain and difficult to predict, but may include a decrease in the demand and/or pricing for our products, disruptions to our supply chain, and a general deterioration of the global economy, among others.

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
•
changing consumer spending and preferences driven by increasing rates of inflation;
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
•
political and economic instability, including wars (such as the ongoing conflict in Ukraine), terrorism, political unrest, boycotts, curtailment of trade and other business restrictions, any of which could materially and adversely affect our net sales and results of operations;
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

Our business could be negatively affected as a result of any future proxy contest or the actions of activist shareholders.

Although our engagement with certain entities affiliated with The Donerail Group LP (“Donerail”) was settled as a result of our entry into a cooperation agreement, future proxy contests or related activist activities could adversely affect our business for a number of reasons, including the fact that responding to proxy contests and other actions by activist shareholders can be disruptive, costly and time-consuming; can divert the attention of our management, Board of Directors and employees; and can create perceived uncertainties as to our future direction and governance that may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, customers and other stakeholders important to our success. Any future proxy contest or activist activities could also cause our stock price to experience periods of volatility. Further, we have incurred and may incur in the future additional expenses by retaining the services of various professionals to advise us in engagement with activist shareholders. If a future proxy contest or a related settlement results in additional changes in the composition of our Board of Directors, it may adversely affect our ability to continue to effectively implement our business strategy and could, in certain circumstances, give third parties certain rights under our existing contractual obligations, which could adversely affect our business.

Risks Related to our Intellectual Property

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

In addition to cash flow generated from operations, we have financed our operations with the Credit Facility. If we are unable to comply with the financial and other covenants contained in the Credit Facility and are unable to obtain a waiver under the Credit Facility, Bank of America may declare any outstanding borrowings under the Credit Facility immediately due and payable. If we had outstanding borrowings under the Credit Facility, as we currently do, such an event would have an immediate and material adverse impact on our business, results of operations, and financial condition. We could be required to obtain additional financing from other sources, and we cannot predict whether or on what terms, if any, additional financing might be available. If we were required to seek additional financing and were unable to obtain it, we might need to change our business and capital expenditure plans, which may have a materially adverse effect on our business, financial condition and results of operations. In addition, any debt under the Credit Facility could make it more difficult to obtain other debt financing in the future. The Credit Facility contains certain financial covenants and other restrictions that limit our ability, among other things, to incur certain additional indebtedness; pay dividends and repurchase stock; make certain investments and other payments; enter into certain mergers or consolidations; undergo certain changes of control of our company or board of directors; engage in sale and leaseback transactions and transactions with affiliates; and encumber and dispose of assets.

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

We have had, and may continue to have, actions brought against us by stockholders, including in connection with the Merger, as further described in Note 12. Commitments and Contingencies, based on past transactions, changes in our stock price or other matters. Any such claims, whether or not resolved in our favor, could divert our management and other resources from the operation of our business and otherwise result in unexpected and substantial expenses that would adversely and materially impact our business, financial condition and operating results.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 9, 2019, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices and are in accordance with the rules and regulations of the SEC. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. On April 1, 2021, the Company’s Board of Directors approved an extension and expansion of this stock repurchase program to acquire up to $25 million of its common shares, expiring April 9, 2023. The following table summarizes, by month, the repurchases made during the three months ended June 30, 2022, under the repurchase program and in connection with shares repurchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
April 1-30, 2022	—	$—	—	—
May 1-31, 2022	—	$—	—	—
June 1-30, 2022				17,594,289
Total	—	$—	—

For the second quarter of 2022, we did not repurchase any shares of common stock.

Item 5 - Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Turtle Beach Corporation, as amended (Incorporated by reference to Exhibit 3.1 to Company’s 10-Q filed August 6, 2018).

3.2	Bylaws, as amended, of Turtle Beach Corporation (Incorporated by reference to Exhibit 3.1 to Company’s 8-K filed June 20, 2019).

10.1

Cooperation Agreement, dated May 13, 2022, by and among Turtle Beach Corporation, The Donerail Group LP, and the other parties thereto (Incorporated by reference to Exhibit 10.1 to Company's 8-K filed May 17, 2022).

10.2†**	Turtle Beach Corporation 2022 Retention Plan Document

31.1 **	Certification of Juergen Stark, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of John T. Hanson, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

** Filed herewith.

† Includes a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TURTLE BEACH CORPORATION

Date:	August 8, 2022	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)