Form 10-Q
period 2022-09-30
Turtle Beach Corp
filed 2022-11-14
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on October 31, 2022 was 16,556,960.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(in thousands, except per-share data)
Net revenue	$51,304	$85,307	$139,266	$256,924
Cost of revenue	44,046	56,034	110,097	164,086
Gross profit	7,258	29,273	29,169	92,838
Operating expenses:
Selling and marketing	10,550	14,301	32,966	41,524
Research and development	4,400	4,520	14,788	12,929
General and administrative	6,006	8,962	24,773	24,172
Total operating expenses	20,956	27,783	72,527	78,625
Operating income (loss)	(13,698)	1,490	(43,358)	14,213
Interest expense	450	101	643	271
Other non-operating expense, net	2,255	585	4,083	1,099
Income (loss) before income tax	(16,403)	804	(48,084)	12,843
Income tax expense (benefit)	(4,392)	(1,819)	(11,771)	(339)
Net income (loss)	$(12,011)	$2,623	$(36,313)	$13,182

Net income (loss) per share
Basic	$(0.73)	$0.16	$(2.21)	$0.83
Diluted	$(0.73)	$0.14	$(2.21)	$0.72
Weighted average number of shares:
Basic	16,541	16,079	16,413	15,852
Diluted	16,541	18,335	16,413	18,248

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Net income (loss)	$(12,011)	$2,623	$(36,313)	$13,182
Other comprehensive income (loss):
Foreign currency translation adjustment	(612)	(460)	(2,131)	(366)
Other comprehensive income (loss)	(612)	(460)	(2,131)	(366)
Comprehensive income (loss)	$(12,623)	$2,163	$(38,444)	$12,816

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$10,505	$37,720
Accounts receivable, net	30,139	35,953
Inventories	118,439	101,933
Prepaid expenses and other current assets	12,382	17,506
Total Current Assets	171,465	193,112
Property and equipment, net	5,435	6,955
Deferred income taxes	17,059	5,899
Goodwill	10,686	10,686
Intangible assets, net	4,793	5,788
Other assets	7,846	8,065
Total Assets	$217,284	$230,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$44,618	$—
Accounts payable	29,719	40,475
Other current liabilities	23,124	37,693
Total Current Liabilities	97,461	78,168
Income tax payable	3,526	3,774
Other liabilities	6,968	7,194
Total Liabilities	107,955	89,136
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 16,556,798 and 16,168,147 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	17	16
Additional paid-in capital	204,681	198,278
Accumulated deficit	(93,365)	(57,052)
Accumulated other comprehensive income (loss)	(2,004)	127
Total Stockholders’ Equity	109,329	141,369
Total Liabilities and Stockholders’ Equity	$217,284	$230,505

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(36,313)	$13,182
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,533	2,919
Amortization of intangible assets	931	946
Amortization of debt financing costs	142	142
Stock-based compensation	5,775	5,225
Deferred income taxes	(11,160)	(1,692)
Change in sales returns reserve	(4,561)	(3,676)
Provision for obsolete inventory	962	1,628
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,834	10,554
Inventories	(24,611)	(43,614)
Accounts payable	(11,452)	11,994
Prepaid expenses and other assets	2,626	(8,490)
Income taxes payable	645	(7,367)
Other liabilities	(5,873)	7,970
Net cash provided by (used for) operating activities	(69,522)	(10,279)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,895)	(4,545)
Acquisition of a business, net of cash acquired	—	(2,500)
Net cash used for investing activities	(1,895)	(7,045)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	91,945	120,858
Repayment of revolving credit facilities	(47,327)	(120,858)
Proceeds from exercise of stock options and warrants	626	4,408
Repurchase of common stock to satisfy employee tax withholding obligations	—	(463)
Repurchase of common stock	—	(4,882)
Net cash provided by (used for) financing activities	45,244	(937)
Effect of exchange rate changes on cash and cash equivalents	(1,042)	(362)
Net increase (decrease) in cash and cash equivalents	(27,215)	(18,623)
Cash and cash equivalents - beginning of period	37,720	46,681
Cash and cash equivalents - end of period	$10,505	$28,058

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$376	$130
Cash paid (received) for income taxes	$(2,340)	$8,045

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2021	16,168	$16	$198,278	$(57,052)	$127	$141,369
Net loss	—	—	—	(6,476)	—	(6,476)
Other comprehensive loss, net of tax	—	—	—	—	(429)	(429)
Issuance of restricted stock	30	—	—	—	—	—
Stock options exercised	47	—	361	—	—	361
Stock-based compensation	—	—	1,537	—	—	1,537
Balance at March 31, 2022	16,245	$16	$200,176	$(63,528)	$(302)	$136,362
Net loss	—	—	—	(17,826)	—	(17,826)
Other comprehensive loss, net of tax	—	—	—	—	(1,090)	(1,090)
Issuance of restricted stock	257	—	—	—	—	—
Stock options exercised	24	1	176	—	—	177
Stock-based compensation	—	—	2,030	—	—	2,030
Balance at June 30, 2022	16,526	$17	$202,382	$(81,354)	$(1,392)	$119,653
Net loss	—	—	—	(12,011)	—	(12,011)
Other comprehensive loss, net of tax	—	—	—	—	(612)	(612)
Issuance of restricted stock	16	—	—	—	—	—
Stock options exercised	14	—	88	—	—	88
Stock-based compensation	—	—	2,211	—	—	2,211
Balance at September 30, 2022	16,556	$17	$204,681	$(93,365)	$(2,004)	$109,329

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2020	15,476	15	190,568	(74,773)	589	$116,399
Net income	—	—	—	8,838	—	8,838
Other comprehensive loss, net of tax	—	—	—	—	(711)	(711)
Issuance of restricted stock	26	—	113	—	—	113
Repurchase of common stock and retirement of related treasury shares	(6)	—	(215)	—	—	(215)
Stock options exercised	159	1	911	—	—	912
Stock-based compensation	—	—	1,786	—	—	1,786
Balance at March 31, 2021	15,655	$16	$193,163	$(65,935)	$(122)	$127,122
Net income	—	—	—	1,721	—	1,721
Other comprehensive income, net of tax	—	—	—	—	805	805
Issuance of restricted stock	202	—	1	—	—	1
Repurchase of common stock and retirement of related treasury shares	(9)	—	(248)	—	—	(248)
Stock options exercised	217	—	2,350	—	—	2,350
Stock-based compensation	—	—	1,941	—	—	1,941
Balance at June 30, 2021	16,065	$16	$197,207	$(64,214)	$683	$133,692
Net income	—	—	—	2,623	—	2,623
Other comprehensive loss, net of tax	—	—	—	—	(460)	(460)
Issuance of restricted stock	22	—	—	—	—	—
Common stock buyback	(169)	—	(4,882)			(4,882)
Stock options exercised	127	—	1,146	—	—	1,146
Stock-based compensation	-	—	1,498	—	—	1,498
Balance at September 30, 2021	16,045	$16	$194,969	$(61,591)	$223	$133,617

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of September 30, 2022 and December 31, 2021, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted. The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$10,505	$10,505	$37,720	$37,720
Revolving credit facility	$44,618	$44,618	$—	$—

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

Note 4. Allowance for Sales Returns

The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$4,006	$7,047	$8,998	$11,233
Reserve accrual	3,257	5,356	8,732	15,333
Recoveries and deductions, net	(2,826)	(4,846)	(13,293)	(19,009)
Balance, end of period	$4,437	$7,557	$4,437	$7,557

Note 5. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Finished goods	$117,581	$101,446
Raw materials	858	487
Total inventories	$118,439	$101,933

Property and Equipment, net

Property and equipment, net, consists of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Machinery and equipment	$2,350	$2,255
Software and software development	2,395	2,404
Furniture and fixtures	1,479	1,257
Tooling	8,842	7,855
Leasehold improvements	1,602	1,794
Demonstration units and convention booths	15,183	14,493
Total property and equipment, gross	31,851	30,058
Less: accumulated depreciation and amortization	(26,416)	(23,103)
Total property and equipment, net	$5,435	$6,955

Other Current Liabilities

Other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Accrued employee expenses	3,068	4,114
Accrued marketing	2,949	3,723
Accrued freight	2,675	6,251
Accrued royalty	1,823	11,582
Accrued legal	1,428	1,126
Accrued expenses	11,181	10,897
Total other current liabilities	$23,124	$37,693

Note 6. Goodwill and Other Intangible Assets

Goodwill and Other Intangible Assets

The Company’s results are affected by numerous macroeconomic factors including inflation, consumer spending confidence and global supply chains. In 2022, we have experienced a higher rate of inflation than in recent years resulting in higher cost of goods, selling expenses, and general and administrative expenses. Such increases have had a negative impact on the Company’s revenue and profit margin which have contributed to a decline in the Company’s market capitalization and have been considered triggering events during the third quarter 2022 and accordingly, the Company performed interim goodwill and long-lived asset quantitative impairment tests as of September 30, 2022.

Goodwill and Long-lived Assets Impairment Test

The Company estimated the fair value of goodwill and long-lived assets using both the income approach and market approach. The income approach incorporates the use of a discounted cash flow model that involves management assumptions that are based upon future growth projections. Assumptions include estimates of future revenues, growth rates which take into account estimated inflation rates, estimates of future levels of gross profit and operating profit, projected capital expenditures and discount rates based upon industry and competitor analyses. The market approach, specifically the guideline public company method, which estimates the fair value of the Company using revenue and EBITDA multiples of selected public company peers that have similar characteristics to the Company. Upon completing both the income approach and market approach, the Company determined that its fair value exceeded the net carry values of their assets and liabilities. As such, goodwill and long-lived assets were not impaired as of September 30, 2022.

Acquired Intangible Assets

Acquired identifiable intangible assets, and related accumulated amortization, as of September 30, 2022 and December 31, 2021 consist of:

	September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,355	$6,843	$1,512
Tradenames	3,066	960	2,106
Developed technology	1,884	642	1,242
Foreign currency	(1,699)	(1,632)	(67)
Total Intangible Assets	$11,606	$6,813	$4,793

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,355	$6,315	$2,040
Tradenames	3,066	730	2,336
Developed technology	1,884	440	1,444
Foreign currency	(896)	(865)	(32)
Total Intangible Assets	$12,409	$6,620	$5,788

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

Amortization expense related to definite lived intangible assets of $0.3 million and $0.9 million was recognized for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $0.9 million was recognized for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2022	$318
2023	1,041
2024	1,008
2025	889
2026	637
Thereafter	967
Total	$4,860

There were no changes in the carrying values of goodwill for the three months ended September 30, 2022 from the balance as of December 31, 2021.

Note 7. Revolving Credit Facility and Long-Term Debt

	September 30, 2022	December 31, 2021
	(in thousands)
Revolving credit facility, maturing March 2024	$44,618	$-

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.5 million and $0.6 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively.

Amortization of deferred financing costs was $48 thousand and $142 thousand for the three and nine months ended September 30, 2022 and $47 thousand and $142 thousand for the three and nine months ended September 30, 2021, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.00% to 2.75% for the FILO Loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50% and letter of credit fees and agent fees. As of September 30, 2022, interest rates for outstanding borrowings were 7.50% for base rate loans and 5.13% for LIBOR rate loans.

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

As of September 30, 2022, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $25.3 million.

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

The following table presents the Company’s income tax expense and effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Income tax expense (benefit)	$(4,392)	$(1,819)	$(11,771)	$(339)
Effective income tax rate	26.8%	(226.2%)	24.5%	(2.6%)

Income tax benefit for the three months ended September 30, 2022 was $4.4 million at an effective tax rate of 26.8% and income tax benefit for the nine months ended September 30, 2022 was $11.8 million at an effective tax rate of 24.5%. Income tax benefit for the three months ended September 30, 2021 was $1.8 million at an effective tax rate of (226.2%) and income tax benefit for the nine months ended September 30, 2021 was ($0.3) million at an effective tax rate of (2.6%). The effective tax rate for the three and nine months ended September 30, 2022 was primarily impacted by state taxes, certain credits and discrete deductions for employee stock option exercise, offset by nondeductible officer compensation and global intangible low taxed income.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of September 30, 2022, the Company had uncertain tax positions of $3.5 million, inclusive of $1.0 million of interest and penalties.

The Company has determined that a valuation allowance is not needed against the deferred tax asset as of September 30, 2022, with the exception of net operating losses for certain separate state filings. This analysis is performed on a quarterly basis and includes an evaluation of all positive and negative evidence to determine whether it is more-likely-than-not that the deferred tax assets will be realizable. This is based on generating earnings and taxable income in recent years, no tax attributes on hand that are at risk of expiring in the near future nor is there any history of expiring attributes, the cyclical nature of our business, and projections of future taxable income. In the event that actual results differ from these estimates, the Company may need to modify the level of valuation allowance which could materially impact our business, financial condition and results of operations.

The Company is subject to income taxes domestically and in various foreign jurisdictions. The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2018 through 2020, and the state tax years open under the statute of limitations are 2017 through 2020.

Note 9. Stock-Based Compensation

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$146	$(105)	$268	$382
Selling and marketing	581	415	1,518	1,192
Research and development	395	329	1,068	926
General and administrative	1,086	859	2,921	2,725
Total stock-based compensation	$2,208	$1,498	$5,775	$5,225

The following table presents the stock activity and the total number of shares available for grant as of September 30, 2022:

(in thousands)
Balance at December 31, 2021	998
Options Cancelled	51
Restricted Stock Granted	(491)
Restricted Stock Forfeited	100
Performance Shares Unearned	7
Performance Shares Granted	(167)
Balance at September 30, 2022	498

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2021	1,739,240	$7.72	7.02	$25,542,823
Options Granted	-	-
Options Exercised	(85,429)	7.32
Options Forfeited	(51,038)	9.32
Outstanding at September 30, 2022	1,602,773	$7.69	6.17	$2,138,611
Vested and expected to vest at September 30, 2022	1,593,677	$7.76	6.16	$2,133,249
Exercisable at September 30, 2022	1,213,781	$7.46	5.79	$1,950,309

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

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $0.8 million for the nine months ended September 30, 2022.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. There were no new options granted during the nine months ended September 30, 2022. The total estimated fair value of employee options vested during the nine months ended September 30, 2022 was $3.9 million. As of September 30, 2022, total unrecognized compensation cost related to non-vested stock options granted to employees was $2.0 million, which is expected to be recognized over a remaining weighted average vesting period of 1.4 years.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2021	788,454	$16.81
Granted	491,173	21.04
Vested	(275,229)	16.06
Shares forfeited	(100,315)	19.97
Nonvested restricted stock at September 30, 2022	904,083	$18.99

As of September 30, 2022, total unrecognized compensation costs related to the nonvested restricted stock awards was $14.4 million, which will be recognized over a remaining weighted average vesting period of 2.3 years.

Performance-Based Restricted Share Units

As of September 30, 2022, the Company had 256,342 performance-based restricted share units outstanding, including 167,000 issued in 2022. The vesting of performance-based restricted share units is determined over a three-year period based on (i) the amount by which revenue growth exceeds a defined baseline market growth each year and (ii) the achievement of specified tiers of adjusted EBITDA as a percentage of net revenue each year, with the ability to earn and vest into such units ranging from 0% to 200%. In 2021, 37,507 performance-based restricted share units vested related to the Company's achievement of these performance measures.

Note 10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands, except per-share data)
Net income (loss)	$(12,011)	$2,623	$(36,313)	$13,182

Weighted average common shares outstanding — Basic	16,541	16,079	16,413	15,852
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	—	389	—	442
Dilutive effect of stock options	—	1,317	—	1,404
Dilutive effect of warrants	—	550	—	550
Weighted average common shares outstanding — Diluted	16,541	18,335	16,413	18,248
Net income (loss) per share:
Basic	$(0.73)	$0.16	$(2.21)	$0.83
Diluted	$(0.73)	$0.14	$(2.21)	$0.72

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Stock options	1,627	60	1,669	732
Unvested restricted stock awards	939	12	899	294
Warrants	550	—	550	—
Total	3,116	72	3,118	1,026

Note 11. Segment Information

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
North America	$34,404	$60,138	$93,156	$174,918
Europe and Middle East	11,034	20,721	32,335	66,139
Asia Pacific	5,866	4,448	13,775	15,867
Total net revenues	$51,304	$85,307	$139,266	$256,924

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

On May 22, 2020, PAMTP LLC, which purports to hold the claims of eight shareholders who opted out of the class settlement described above, brought suit against the Company, the Company’s CEO, Juergen Stark, Stripes Group, LLC, SG VTB Holdings, LLC, Kenneth Fox, and former members of the Company’s Board of Directors in Nevada state court. This opt-out action asserts the same direct claims that were asserted by the class of shareholders described above. The defendants filed two motions to dismiss this complaint, which were heard on August 10, 2020. The Court denied those motions by order of August 20, 2020. The case was tried in August 2021 and all remaining defendants, including the Company, prevailed on all counts with final judgment entered in their favor on September 3, 2021. Plaintiff is appealing that judgment.

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

Intellectual Property Dispute: On November 24, 2020, ABP Technology Limited (ABP) issued a claim for trademark infringement in the High Court of England and Wales against Voyetra Turtle Beach, Inc. (“VTB”) and Turtle Beach Europe Limited (“TBEU”) relating to the use by VTB and TBEU of the sign STEALTH on and in relation to gaming headsets in the UK. VTB and TBEU filed and served a Defense to the claim on February 2, 2021. On March 31, 2021, ABP filed an application for summary judgement. The summary judgment application was heard by the Court in November 2021 and was dismissed. The next stage in the main proceedings will be a Case Management Conference on November 21, 2022 at which the Court will give directions for each stage to trial. The trial is expected to be heard in April 2023.

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

The Company will continue to vigorously defend itself in the foregoing unresolved matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at September 30, 2022 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranty reserve, which are included in accrued liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Warranty, beginning of period	$718	$1,022	$856	$1,039
Warranty costs accrued	89	85	282	538
Settlements of warranty claims	(145)	(201)	(476)	(671)
Warranty, end of period	$662	$906	$662	$906

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

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	September 30, 2022
		(in thousands)
Right-of-use assets	Other assets	$7,258

Lease liability obligations, current	Other current liabilities	$1,030
Lease liability obligations, noncurrent	Other liabilities	6,768
Total lease liability obligations		$7,798
Weighted-average remaining lease term (in years)		5.5
Weighted-average discount rate		3.75%

During the nine months ended September 30, 2022, the Company recognized approximately $1.1 million of lease costs in operating expenses and approximately $0.8 million of operating cash flows from operating leases.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of September 30, 2022, are as follows:

(in thousands)
2022	$313
2023	1,260
2024	1,281
2025	1,270
2026	1,184
Thereafter	3,654
Total minimum payments	8,962
Less: Imputed interest	(1,164)
Total	$7,798

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

Business Trends

We participate in the global software and accessories gaming market, which is estimated to be approximately $200 billion, per updated data published by Newzoo in October 2022. The global gaming audience exceeds global cinema and music markets with over 3 billion active gamers worldwide. Gaming peripherals, such as headsets, keyboards, mice, microphones, controllers, and simulation are estimated to be an over $9.0 billion business globally with over 80% of that market in the Americas and Europe where the Company’s business is focused.

Competitive esports is a global phenomenon where professional gamers train and compete to win prize money, partner with major brands, and attract dedicated fans – similar to traditional professional sports. There were over 490 million viewers in 2021, and that is expected to increase to roughly 685 million viewers by 2025, according to a report from Newzoo. Of those 685 million projected viewers, approximately 341 million are considered “esports enthusiasts.”

Many gamers play online, where a gaming headset (which typically includes a microphone allowing players to communicate in real-time) provides a more immersive experience and a competitive advantage in the industry’s most popular games and franchises.

The Company’s results are affected by numerous macroeconomic factors including inflation, consumer spending confidence and global supply chains. In 2022, we have experienced a higher rate of inflation than in recent years resulting in higher cost of goods, selling expenses, and general and administrative expenses. Such increases have had and may continue to have a negative impact on the Company’s revenue and profit margins if the current decline in consumer demand for gaming accessories is not temporary and/or selling prices of products do not increase with the increased costs.

The COVID-19 pandemic has disrupted worldwide economic markets and the extent to which the pandemic and measures adopted in response thereto continue to affect the Company's business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict. At the beginning of the pandemic, we saw an increase in demand for our products due to increased gaming and stay at home orders; however, such increased demand for our products has subsided as restrictions imposed have been lifted and social functions and activities continue to return to pre-pandemic levels. Recent results have been impacted by the difficult macroeconomic conditions, which have slowed discretionary spending across gaming and many other categories; but in the long term, the growth prospects in the video game industry remain as strong as they have ever been. In fact, according to Newzoo, the number of new gamers added globally from 2019 to 202 totals nearly 400 million.

Console Headset Market

The global market for console headsets is estimated to be approximately $1.7 billion. PlayStation® and Xbox® consoles continue to be dominant gaming platforms in North America and Europe for games that drive headset usage. Consistent with a historical pattern of major new console launches every 7-8 years, Microsoft and Sony released their latest next generation consoles, Xbox® Series and PlayStation®5 platforms just ahead of the 2020 holiday season. Demand for these consoles has continued to be very strong and exceeded supply which is a good indicator of the enthusiasm for the latest consoles. The demand for gaming consoles is forecasted to continue to be strong in 2022 with the additional supply of PlayStation®5 and Xbox® Series platforms expected to help the overall console market reach single digit percentage growth in 2022.

Nintendo has sold over 110 million units of the Nintendo Switch™ since its release in early 2017. Nintendo continues adding and expanding their library of games with an increased number of multiplayer chat-enabled games. Nintendo also sells the Nintendo Switch™ Lite, a follow-on product that offers gamers the hand-held only version of their popular gaming console.

While gaming on mobile/tablet devices represents about 53% of the global gaming market and headsets can be used for mobile gaming, console and PC gaming are by far the largest drivers of gaming headset use.

PC Accessories Market

The market for PC gaming headsets, mice, and keyboards is estimated to be approximately $3.6 billion. The same gaming, work-from-home, and school-learn-from-home factors associated with the COVID-19 pandemic that benefitted the accessories market also resulted in increased consumer demand for headsets, keyboards, mice, and other accessories developed for PC gaming in recent years.

PC gaming in the U.S. has seen a resurgence in popularity during the past few years and continues to be a main gaming platform internationally, driven by big AAA game launches, PC-specific esports leagues, popular teams and players, content creators and influencers and cross-platform play. While most games are available on multiple platforms, gaming on PC offers advantages including improved graphics, increased speed and precision of mouse/keyboard controls, and the ability for deeper customization. Gaming mice and keyboards are engineered to provide gamers with high-end performance and a superior gaming experience through features such as faster response times, improved materials and build quality, programmable buttons and keys, and software suites to customize and control devices and settings.

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

PC and console gaming markets are also driven by major game launches and franchises that encourage players to buy equipment and accessories. On Xbox®, PlayStation®, and PC flagship games like Call of Duty®, Destiny, Star Wars: Battlefront, Battlefield, Grand Theft Auto, and battle royale games like Fortnite, Call of Duty Warzone, Apex Legends, and PlayerUnknown’s Battlegrounds, are examples of major franchises that prominently feature online multiplayer modes that encourage communication and tend to drive increased gaming headset demand. Many of these established franchises launch new titles annually, leading into the holidays and as a result can cause an additional boost to the normally strong holiday sales for gaming accessories.

Microphone Market

The microphone market is estimated to be $2.1 billion in size of which roughly an estimated $700 million is for digital/USB microphones. The market for high-quality microphones, specifically digital microphones, has experienced significant growth as content creators on YouTube, Twitch and other popular platforms are gravitating toward using high-quality professional equipment for their workstations. Additionally, with the trend to remote work, the need for a well-performing desktop microphone has become an important tool for working and learning from home, as well as staying connected with family and friends. Turtle Beach’s acquisition of Neat Microphones in 2021 expanded the Company’s reach into the global microphone market, including, in particular, the market for digital/USB microphones that are often used by gamers, streamers, and influencers with other PC accessories.

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

Supply Chain and Logistic Outlook

The ongoing global economic recovery, as well as a surge in imports and high demand for electronics, has created significant challenges for global supply chains resulting in inflationary cost pressures and component shortages. We have also experienced logistical challenges related to transportation delays and have incurred incremental costs for commodities and components used in our products as well as component shortages that have negatively impacted our sales and results of operations. These factors resulted in the demand for such goods to exceed supply chain capacity, which drove costs and lead times higher. We expect that these challenges will continue to have an impact on our businesses for the foreseeable future. As a result, we continue to take proactive steps to continue to limit the impact of these challenges and are working closely with our suppliers to manage availability of products and implement other cost savings initiatives.

Key Performance Indicators and Non-GAAP Measures

In evaluating our results, management routinely reviews key performance indicators, which include non-GAAP measures as well as the operating metrics of revenue, operating income and margins, and earnings per share, among others. In addition, we believe certain other measures provide useful information to management and investors about us and our financial condition and results of operations for the following reasons: (i) they are measures used by our Board of Directors and management team to evaluate our operating performance; (ii) they are measures used by our management team to make day-to-day operating decisions; (iii) the adjustments made are often viewed as either non-recurring or not reflective of ongoing financial performance or have no cash impact on operations; and (iv) they are used by securities analysts, investors and other interested parties as a common operating performance measure to compare results across companies in our industry by adjusting for potential differences caused by variations in capital structures (affecting relative interest expense), and the age and book value of facilities and equipment (affecting relative depreciation and amortization expense). We consider the following metrics, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•
Adjusted EBITDA is a non-GAAP measure that we believe is useful to investors to measure the operational strength and performance of our business. Adjusted EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation and certain special items that we believe are not representative of core operations.

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

Adjusted EBITDA (and a reconciliation to Net income (loss), the nearest GAAP financial measure) for the three and nine months ended September 30, 2022 and September 30, 2021, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$(12,011)	$2,623	$(36,313)	$13,182
Interest expense	450	101	643	271
Depreciation and amortization	1,383	1,393	4,464	3,865
Stock-based compensation	2,208	1,498	5,775	5,225
Income tax expense (benefit)	(4,392)	(1,819)	(11,771)	(339)
Inventory and component related reserves	5,300	—	5,300	—
Restructuring expense	—	—	527	—
Business transaction expense	—	39	—	289
Non-recurring business costs	114	2,842	6,613	4,468
Adjusted EBITDA	$(6,948)	$6,677	$(24,762)	$26,961

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Net loss for the three months ended September 30, 2022 was $12.0 million with Adjusted EBITDA of ($6.9) million, compared to net income of $2.6 million with Adjusted EBITDA of $6.7 million for the prior year, due to lower revenue as a result of macroeconomic conditions, as well as increased freight costs and volume-driven fixed cost deleveraging, partially offset by lower operating expenses.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Net loss for the nine months ended September 30, 2022 was $36.3 million with Adjusted EBITDA of ($24.8) million compared to net income of $13.2 million with Adjusted EBITDA of $27.0 million for the prior period due to lower revenue as a result of macroeconomic conditions, reduced channel inventory levels at retailers, increased freight costs, business mix, and volume-driven fixed cost deleveraging, partially offset by lower selling and marketing spend.

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Net revenue	$51,304	$85,307	$139,266	$256,924
Cost of revenue	44,046	56,034	110,097	164,086
Gross profit	7,258	29,273	29,169	92,838
Operating expenses	20,956	27,783	72,527	78,625
Operating income (loss)	(13,698)	1,490	(43,358)	14,213
Interest expense	450	101	643	271
Other non-operating expense, net	2,255	585	4,083	1,099
Income (loss) before income tax	(16,403)	804	(48,084)	12,843
Income tax expense (benefit)	(4,392)	(1,819)	(11,771)	(339)
Net income (loss)	$(12,011)	$2,623	$(36,313)	$13,182

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Net Revenue	$51,304	$85,307	$139,266	$256,924
Gross Profit	$7,258	$29,273	$29,169	$92,838
Gross Margin	14.1%	34.3%	20.9%	36.1%
Cash Margin (1)	15.6%	34.7%	22.4%	36.7%

(1)
Excludes depreciation and amortization, and stock-based compensation

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Net revenue for the three months ended September 30, 2022 was $51.3 million, a $34.0 million decrease from $85.3 million reflecting lower demand due to macroeconomic conditions and retailers adjusting inventory levels coming out of the higher pandemic driven 2021.

For the three months ended September 30, 2022, gross margin decreased to 14.1% from 34.3% in the comparable prior year period. The three months ended September 30, 2022 included a $5.3 million charge for potential excess components and product inventory relating to pandemic driven supply chain and logistic impacts. Additionally, promotional spend was above historic levels to reduce retailer inventories and address competitive pricing, freight costs continued above prior year levels and lower revenue has reduced fixed cost leverage.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Net revenue for the nine months ended September 30, 2022 was $139.3 million, a $117.7 million decrease from $256.9 million in the elevated comparable prior year period reflecting lower customer demand as a result of a challenging macroeconomic environment, channel inventory destocking at retailers and global supply chain issues.

For the nine months ended September 30, 2022, gross margin decreased to 20.9% from 36.1% in the comparable prior year period. The decrease was primarily due to $5.3 million charge for potential excess components and product inventory relating to pandemic driven supply chain and logistic impacts, higher freight and warehouse costs, higher promotional credits driven by more aggressive competitive pricing actions to reduce channel inventory levels, volume-driven fixed cost deleveraging and higher warehouse costs to ensure product supply.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Selling and marketing	$10,550	$14,301	$32,966	$41,524
Research and development	4,400	4,520	14,788	12,929
General and administrative	6,006	8,962	24,773	24,172
Total operating expenses	$20,956	$27,783	$72,527	$78,625

Selling and Marketing

Selling and marketing expenses for the three and nine months ended September 30, 2022 totaled $10.6 million and $33.0 million, respectively, compared to $14.3 million and $41.5 million, respectively, for the three and nine months ended September 30, 2021. This decrease was primarily due to lower revenue-based expenses and reduction of marketing initiatives to align with current consumer demand.

Research and Development

Research and development costs for the three and nine months ended September 30, 2022 were $4.4 million and $14.8 million, respectively, compared to $4.5 million and $12.9 million, respectively, for the three and nine months ended September 30, 2021, as we continue to invest in new product categories and portfolio expansion to position the Company for growth.

General and Administrative

General and administrative expenses for the three months ended September 30, 2022 totaled $6.0 million compared to $9.0 million for the three months ended September 30, 2021. Excluding certain non-recurring fees related to the proxy contest with respect to the 2022 annual meeting of stockholders and shareholder litigation costs, expenses decreased $0.2 million primarily due to lower revenue-based employee expenses.

General and administrative expenses for the nine months ended September 30, 2022 totaled $24.8 million compared to $24.2 million for the nine months ended September 30, 2021. Excluding certain non-recurring fees related to the proxy contest with respect to the 2022 annual meeting of stockholders ($6.7 million) and other litigation cost, expenses decreased $1.2 million primarily due to lower employee costs and professional fees.

Income Taxes

Income tax benefit for the three months ended September 30, 2022 was $4.4 million at an effective tax rate of 26.8% and income tax benefit for the nine months ended September 30, 2022 was $11.8 million at an effective tax rate of 24.5%. Income tax benefit for the three months ended September 30, 2021 was $1.8 million at an effective tax rate of (226.2%) and income tax benefit for the nine months ended September 30, 2021 was $0.3 million at an effective tax rate of (2.6%). The effective tax rate for the three and nine months ended September 30, 2022 was primarily impacted by state taxes, certain credits and discrete deductions for employee stock option exercise, offset by nondeductible officer compensation and global intangible low taxed income.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and availability under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows and borrowings under our revolving credit facility.

The following table summarizes our sources and uses of cash:

	Nine Months Ended
	September 30,
	2022	2021
	(in thousands)
Cash and cash equivalents at beginning of period	$37,720	$46,681
Net cash provided by (used for) operating activities	(69,522)	(10,279)
Net cash used for investing activities	(1,895)	(7,045)
Net cash provided by (used for) financing activities	45,244	(937)
Effect of foreign exchange on cash	(1,042)	(362)
Cash and cash equivalents at end of period	$10,505	$28,058

Operating activities

Cash used for operating activities for the nine months ended September 30, 2022 was $69.5 million, a decrease of $59.2 million as compared to cash used for operating activities of $10.3 million for the nine months ended September 30, 2021. The decrease is primarily the result of lower gross receipts as well as higher inventory levels due to retailers compressing channel inventory and accelerated procurements to ensure product supply.

Investing activities

Cash used for investing activities was $1.9 million for the nine months ended September 30, 2022, which was related to certain capital investments, compared to $7.0 million for the nine months ended September 30, 2021, which included $2.5 million related to the Neat Microphones acquisition.

Financing activities

Net cash provided by financing activities was $45.2 million during the nine months ended September 30, 2022 compared to net cash used for financing activities of $0.9 million during the nine months ended September 30, 2021. Financing activities during the nine months ended September 30, 2022 consisted primarily of $44.6 million revolving credit facility borrowings.

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

Foreign cash balances at September 30, 2022 and December 31, 2021 were $2.8 million and $10.2 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to either a rate published by Bank of America or the LIBOR rate, plus in each case, an applicable margin, which is between 0.50% to 1.25% for base rate loans and between 1.25% to 2.00% for U.S. LIBOR loans and U.K. loans, and between 2.00% to 2.75% for the FILO Loan. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.25% to 0.50% and letter of credit fees and agent fees. As of September 30, 2022, interest rates for outstanding borrowings were 7.50% for base rate loans and 5.13% for LIBOR rate loans. As of September 30, 2022, there was $44.6 million in outstanding borrowings under the Credit Facility.

The Company and the administrative agent entered into an amendment to the Credit Agreement (the “LIBOR Transition Amendment”) to replace the LIBOR rate as a reference rate available for use in the computation of interest under the Credit Agreement in favor of (i) the Applicable Rate (as defined in the Credit Agreement) plus Sterling Overnight Index Average (“SONIA”) or the Euro Interbank Offered Rate (“EURIBOR”). The Company expects to enter into an additional agreement to finalize the transition of the U.S. LIBOR rate prior its expiration on June 30, 2023.

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

As of September 30, 2022, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $25.3 million.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of September 30, 2022 and December 31, 2021, we did not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of September 30, 2022 and December 31, 2021, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of September 30, 2022.

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

We are exposed to inflationary pressures including higher labor-related costs and potential increases in the costs of the goods and services we purchase as part of the manufacture and distribution of our products and in our operations generally. Since 2021, global supply chain constraints and the continuing effects of the COVID-19 pandemic (including government measures adopted in response thereto) have resulted in heightened inflationary cost pressures. Such inflationary pressures have also been and could continue to be exacerbated by higher oil prices, geopolitical turmoil (including the ongoing conflict in Ukraine), increased logistics costs and economic policy actions. As interest rates rise to address inflation, such increases could lead to an increase in borrowing costs over time.

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

We have experienced supply chain disruptions that resulted in significant cost increases for commodities and components used in our products, as well as component shortages that have negatively affected our sales and results of operations. For example, the recent market shortage of semiconductors has caused disruptions, from both a supply and pricing standpoint. As discussed above, recent inflationary pressures have also been exacerbated by the lower availability of, and increased prices for, freight and logistics, including air, sea, and ground freight. We may not be able to pass along these price increases to our customers. While we have taken and continue to take measures implement cost saving initiatives and procure and maintain levels of inventory to prioritize product availability amidst global supply chain and logistical challenges, including by working closely with our suppliers, there can be no assurance that we will be able to continue to do so. Accordingly, any future delays, disruptions, and supply and pricing risks, such as the ongoing supply chain challenges and disruptions that we expect to continue during 2022, could affect our ability to meet customer demand for our products, which could have an adverse effect on our business, results of operations and financial condition.

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

The effects of the public health crisis caused by the COVID-19 pandemic, its variant strains, and the measures taken in response thereto are uncertain and difficult to predict, but may include a decrease in the demand and/or pricing for our products, disruptions to our supply chain, and a general deterioration of the global economy, among others.

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

At the beginning of the COVID-19 pandemic, we saw an increase in demand for our products due to increased gaming, work-from-home, and school-learn-from-home, however, such increased demand for our products has subsided as restrictions imposed for the pandemic have been lifted and social functions and activities continue to return to pre-pandemic levels. This decrease in demand may continue as further pandemic restrictions are lifted and social functions not involving the use of our products continue to return.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 9, 2019, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices and are in accordance with the rules and regulations of the SEC. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. On April 1, 2021, the Company’s Board of Directors approved an extension and expansion of this stock repurchase program to acquire up to $25 million of its common shares, expiring April 9, 2023. The following table summarizes, by month, the repurchases made during the three months ended September 30, 2022, under the repurchase program and in connection with shares repurchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
July 1-31, 2022	—	$—	—	—
August 1-31, 2022	—	$—	—	—
September 1-30, 2022				17,594,289
Total	—	$—	—

For the third quarter of 2022, we did not repurchase any shares of common stock.

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

TURTLE BEACH CORPORATION

Date:	November 14, 2022	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)