Form 10-K
period 2022-12-31
Turtle Beach Corp
filed 2023-03-29
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 was $197,795,766.

The number of shares of Common Stock, $0.001 par value, outstanding on February 28, 2023 was 16,582,958.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement or annual report on Form 10-K/A to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

PART I

Statement Regarding Forward-Looking Disclosures

This Annual Report on Form 10-K (this “Report”) includes, and incorporates by reference, certain forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential,” “continue,” and similar expressions. These forward-looking statements reflect the current expectations of Turtle Beach Corporation concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including without limitation those discussed in the sections of this Report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Report, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•
Our ability to adjust our product pricing in response to inflation of our costs as well as the impacts of macroeconomic inflation on the demand for our products;
•
The impact of competitive products, technologies and pricing and our ability to respond to the promotional pricing of our competitors;
•
Our ability to forecast demand for our products and to manage our supply chain to meet such demand;
•
Our dependence on the success and availability of third-party platforms and software to drive sales;
•
Transitions in video gaming console platforms and the potential impact on our business;
•
Our ability to adapt to new technologies and introduce new products on a timely basis;
•
Accuracy of estimates of our future revenues, expenses, capital requirements, and our needs for additional financing;
•
Continued relationships with our largest customers and the emergence of new customers;
•
The impact of seasonality on our business and discretionary spending by users of our products;
•
Global business, political, operational, financial and economic conditions;
•
Manufacturing capacity and/or component supply constraints and difficulties;
•
The scope of protection we are able to establish and maintain for intellectual property rights covering our technology;
•
The availability of capital under our revolving credit facility;
•
Cybersecurity, data security and other information technology risks;
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
•
The continuing impacts of the pandemic, which may continue to have direct and indirect effects on our employees, customers, supply chain and the economy and financial markets;

•
Our financial performance; and
•
Other factors discussed under Item 1A - Risk Factors, or elsewhere in this Report.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we undertake no obligation to publicly update or revise any forward-looking statements after we file this Report, whether as a result of any new information, future events or otherwise. Investors, potential investors, and other readers are urged to consider the above mentioned factors carefully in evaluating the forward‑looking statements and are cautioned not to place undue reliance on such forward‑looking statements. Although we believe that the expectations, reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance.

Unless the context indicates otherwise, all references in this Report to “we,” “our,” “us,” “the Company,” and “Turtle Beach” refer to Turtle Beach Corporation and its wholly-owned subsidiaries. This Report also contains trademarks and trade names that are property of their respective owners.

Item 1 - Business

Turtle Beach Corporation’s mission is to deliver the ultimate experience to gamers by providing high-quality, high-performance gaming accessories, including headsets, keyboards, mice, gamepad controllers, simulation hardware, microphones, and more. For nearly 50 years, Turtle Beach has been a pioneer and key innovator in audio technology, and today it is one of the most recognized brand names in gaming. Headquartered in White Plains, New York, Turtle Beach was incorporated in the state of Nevada in 2010 and the Company’s stock is traded on the Nasdaq Global Market under the symbol HEAR.

The Turtle Beach® brand has been the market share leader in console gaming headsets for 13-years running with a vast portfolio of headsets for Xbox, PlayStation, and Nintendo consoles, as well as for personal computers (PCs) and mobile/tablet devices. Turtle Beach Corporation’s PC peripherals brand, ROCCAT®, creates PC gaming keyboards, mice and other gaming accessories focused on the PC gaming market. And in 2021, Turtle Beach expanded the brand beyond gaming headsets and began making game controllers and gaming flight simulation accessories. Turtle Beach also creates high-quality USB and analog microphones for gamers, streamers, professionals, and students that embrace cutting-edge technology and design.

Gaming Accessories Business

Turtle Beach launched its first gaming headset and the first ever console gaming headset – the X51 – in 2005 and has gone on to become the leading brand in gaming headsets, as well as a top five overall gaming accessory business in the world. The Company designs and markets a broad assortment of gaming headsets and audio accessories for Xbox, PlayStation, and Nintendo consoles, as well as for PC and mobile/tablet devices. The Company’s recent acquisitions expanded Turtle Beach Corporation’s reach into the global markets for PC-specific gaming headsets, keyboards, mice, digital/USB and analog/XLR microphones for streamers and content creators, and other gaming accessories, and in 2021, the Company further expanded the Turtle Beach brand with its first game controller and gaming simulation accessories. Turtle Beach products are distributed globally, sold at thousands of storefronts, including major retailers such as Amazon, Argos, Best Buy, GAME, GameStop, EB Games, Media Markt, Saturn, Target, and Walmart.

The Turtle Beach brand offers gamers a broad assortment of gaming accessory products available at multiple price tiers ranging from $20 to $300+, with most models compatible with multiple gaming platforms (i.e. – a headset is compatible with Xbox, PlayStation, Nintendo, PC, mobile, etc.). We believe the price tiers correspond to customer profiles, beginning with entry-level gamers and progressing through casual, enthusiast, core, as well as with professional streamers, content creators, and esports gamers. Each successive price tier incorporates higher level features, comfort, and finish. For example, premium headsets typically includes features like larger 50mm speakers, metal headbands, memory foam, powerful amplified 3D surround sound, active noise-cancellation, and Bluetooth connectivity. Additional features include Mic Monitoring, gaming audio presets like Bass and/or Vocal Boost, Turtle Beach’s exclusive Superhuman Hearing® sound setting which delivers a competitive advantage, a removable or flip-to-mute microphone, Turtle Beach’s proprietary ProSpecs™ glasses-friendly technology, and long-lasting rechargeable batteries.

Gaming consoles like the latest Xbox and PlayStation systems have evolved into full home entertainment hubs, and mobile tablet devices have become mainstream entertainment platforms with gaming on mobile/tablet devices now representing approximately 50% of the global gaming market. Turtle Beach continues to evolve its product portfolio to reflect how content is consumed. While each Turtle Beach headset is designed for a primary platform, such as a specific console or PC, nearly all can be used with multiple platforms, and are compatible with mobile/tablet devices through a standard 3.5mm jack or Bluetooth connectivity. Additionally, Turtle Beach products are often displayed in multiple in-store sections by retailers. This includes platform-specific gaming aisles for Xbox, PlayStation, Nintendo, PC, Virtual Reality (VR), and mobile/tablet products, as well as displayed on in-store kiosks that allow shoppers to experience each headset’s fit, feel, and audio quality, increasing the prominence of the Turtle Beach brand in physical retail locations, as well as online.

Industry Overview

Turtle Beach operates in a $193 billion global games and accessories market. The global gaming audience now exceeds global cinema and music markets with over three billion active gamers worldwide. Gaming peripherals, such as headsets, keyboards, mice, microphones, controllers, and simulation controls are estimated to be an $8.4 billion business globally with about 80% of that market in the Americas and Europe where the Company’s business is focused.

Competitive esports is a global phenomenon where professional gamers train and compete to win prize money, partner with major brands, and attract dedicated fans – similar to traditional professional sports. In 2022, there were over 530 million esports viewers in 2022, approximately 50% of whom considered themselves “esports enthusiasts,” and that number is expected to increase to roughly 650 million viewers by 2025 according to an April 2022 report from Newzoo.

The console and PC gaming accessory markets are also driven by major game launches and long-running franchises that encourage players to continually buy equipment and accessories. On Xbox, PlayStation, Nintendo Switch and PC, flagship games like Call of Duty, Destiny, Star Wars: Battlefront, Battlefield, Grand Theft Auto, and battle royale games like Fortnite, Call of Duty Warzone, Apex Legends, and PlayerUnknown’s Battlegrounds, are examples of major franchises that prominently feature online multiplayer modes that encourage communication and drive increased demand for gaming headsets. Many of these established franchises launch new titles annually, leading into the holidays and as a result can cause an additional boost to the normally strong holiday sales for gaming accessories.

Many gamers play online where a gaming headset, which includes a microphone, is required because it allows players to communicate with each other in real-time, provides a more immersive experience, and delivers a competitive advantage.

Console Headset Market

In 2022, Turtle Beach was the leading console gaming headset manufacturer in the U.S. and other major console markets. Turtle Beach has achieved these global market shares by delivering high-quality products that often include first-to-market innovations, robust features, superior sound, unmatched comfort, and top customer support – all key factors that consumers seek when shopping for a gaming headset.

The global market for console gaming headsets, in which Turtle Beach has been the market leader for the past 13 years, is estimated to be approximately $1.4 billion. PlayStation and Xbox consoles continue to be dominant gaming platforms in North America and Europe for games that drive headset usage. Consistent with a historical pattern of major new console launches every 7-8 years, Microsoft and Sony launched their latest consoles, Xbox Series X|S and PlayStation 5, ahead of the 2020 holiday season, and in 2021/2022 demand for the latest Xbox and PlayStation consoles exceeded the available supply for consumers to purchase. In 2023, the demand for gaming consoles is expected to improve as additional supplies are available, which is expected to help the overall console market reach single digit percentage growth.

Nintendo has sold over 122.5 million units of its highly popular Nintendo Switch since the platform's release in early 2017. Nintendo continues adding and expanding its library of games, including an increased number of multiplayer chat-enabled games. Nintendo also sells the Nintendo Switch Lite, a follow-on product that offers gamers the hand-held only version of their popular gaming console.

PC Accessories Market

The market for PC gaming headsets, mice, and keyboards is estimated to be approximately $3.2 billion. PC gaming continues to be a main gaming platform in the U.S. and internationally, similarly driven by popular AAA game launches, by popular PC-specific esports leagues, teams, and players, content creators, and influencers, and with the introduction of cross-platform play – where PC gamers can play online against other gamers playing the same game on an Xbox, PlayStation, or Nintendo Switch. While most games are available on multiple platforms, gaming on PC offers advantages including improved graphics, increased speed and precision of mouse/keyboard controls, and the ability for deeper customization. Gaming mice and keyboards are engineered to provide gamers with high-end performance and a superior gaming experience through features such as fast key and button response times, improved materials and build quality, comfortable ergonomic designs, programmable keys and buttons, and software suites to customize and control devices and settings.

PC gaming mice come in a variety of different ergonomic shapes and sizes, are available in both wired and wireless models, offer different sensor options (optical or laser) and responsiveness, and often feature integrated RGB LED lighting and software to unify the lighting with other devices for a visually consistent PC gaming appearance. Similarly, PC gaming keyboards often deliver a competitive advantage by offering options for ultra-responsive mechanical and optical key switches that feel and sound different, as well as offer customizable lighting.

Our PC gaming headsets, keyboards, and mice span price tiers ranging from low-to-high for entry-level to professional gamers with each successive price tier adding features and build quality. We seek to infuse differentiation and innovation into our PC products, including our own design for keyboard and mouse switches, innovative RGB LED lighting, and extensive ergonomic design testing and modeling.

Other Gaming Accessories Market

The market for third-party game controllers is estimated to be approximately $0.5 billion, with the same retail footprint and consumer base that Turtle Beach gaming headsets compete in. Turtle Beach entered the controller market in 2021 with the Recon Controller, a wired controller for Xbox and PC that added Turtle Beach-exclusive audio features like Superhuman Hearing and extra buttons/functionality to a proven ergonomic controller design. In 2022, Turtle Beach expanded its controller portfolio with the launch of the REACT-R™ Controller which offers many of the same features as the Recon Controller, but for a lower price. Additionally, in 2022 Turtle Beach introduced two mobile-focused game controllers – the Recon Cloud Hybrid Controller, and the Atom Controller.

PC and console flight simulation hardware adds another $0.5 billion to Turtle Beach’s total available market with opportunity for new products. In 2021, Turtle Beach launched the VelocityOne™ Flight Universal Control System for Xbox and PC, and in 2022 the Company expanded the VelocityOne™ line with the VelocityOne™ Rudder pedals and VelocityOne™ Stand, which perfectly pair with the VelocityOne™ Flight control system for the complete, most immersive flight simulation experience on the market. Turtle Beach also launched the VelocityOne™ Flightstick, which is a single stick joystick controller for air and space flight combat games. In 2023, Turtle Beach plans to further grow its gaming simulation portfolio with new VelocityOne™ products in flight simulation and other adjacent gaming simulation categories.

Business Strategy

We intend to further build upon Turtle Beach’s brand awareness, innovation, superior audio technology and high-quality products, as well as further promote and expand the brand in certain geographic regions to increase sales and profitability. The Company's strategy focuses on the following:

•
Continue to Advance Our Turtle Beach Brand. We believe that Turtle Beach’s reputation among gamers is a competitive advantage, and that our success is attributable to our emphasis on creating the highest quality, most innovative products and leveraging our extensive global distribution footprint to deliver these products to more gamers around the world.

We continue to invest the resources necessary to maintain and expand our capability to manufacture multiple product lines that incorporate the latest technologies, resulting in more products to serve more price tiers. We will continue to advance the best-selling Turtle Beach gaming audio business forward with new headsets like the Stealth 700 Gen 2 MAX and Stealth Pro and will continue our expansion into the game controllers and gaming simulation accessory markets with products like the Atom Controller and VelocityOne Flightstick.

•
Grow Revenue in New Markets. We intend to increase our available markets by continuing to develop internally, or through partnerships or acquisitions, products in new gaming accessory categories like game controllers and gaming simulation. As a result, for the first time, almost 25% of Turtle Beach revenues in 2022 were derived from categories outside console gaming headsets – the market Turtle Beach has led for the past 13 years.
•
Targeted Geographic Expansion. We will continue efforts for further growth, specifically in key Asian and other select markets as the Company looks to deliver Turtle Beach products to an even wider audience of global gamers in 2023 and beyond.
•
Sustainable Products. Our investment in sustainable products is an ongoing and continued focus for Turtle Beach Corporation. In 2022, Turtle Beach transitioned to using sustainably sourced paper packaging materials for the majority of gaming headsets and eliminated most plastics from packaging. In March 2023, we launched the Stealth 600 Gen 2 MAX Teal & Pink colorways as our first carbon neutral products, as well as partnered with Climate Impact Partners’ Million Mangroves program, where we contribute to helping develop new mangrove forests which help combat carbon.

To maintain and/or improve our competitive position in our markets we are focused on the following:

•
continuing to deliver innovative, high quality gaming headsets that provide superior game and chat audio, premium comfort, and advanced features designed to help gamers have a deeply immersive experience;
•
continuing to deliver innovations in speed, precision, RGB LED lighting and form factor in PC gaming keyboards, mice, and other gaming categories that can leverage those capabilities;
•
continuing to expand our product lines in game controllers and gaming simulation accessories, reaching into additional categories including mobile controllers and racing simulation products;
•
maintaining our position at key retailers with products available in multiple locations throughout retailers;
•
continuing investments in our ecommerce platforms to drive profitable growth by expanding customer reach, reducing cost-to-serve, and creating differentiated customer experiences;
•
maintaining our strategic relationships, and continuing investment in partnerships, which we believe provide the Turtle Beach brand a larger presence with consumers and create opportunities for retailers to carry our products; and
•
leveraging high-quality technical support and delivering customer service experience that exceed consumer expectations and develop brand loyalty.

Intellectual Property

We operate in an industry where innovation, investment in new ideas, and protection of resulting intellectual property rights are critical to success. With a nearly 50-year history as pioneers in PC and gaming audio, Turtle Beach has a substantial base of IP assets with over 400 patents on current and future product development.

As a third-party gaming accessory company, certain technology used in gaming consoles requires a license to enable products to connect to that platform. While PlayStation does not require any license to produce headsets that can connect to their platforms, wireless connections on the Xbox platforms require the purchase of proprietary chips to integrate into the locked chat audio. The Company believes it currently has the necessary licenses, as well as the ability to obtain the necessary licenses, to produce compatible products.

Supply Chain and Operations

We have a global network of suppliers that manufacture products to meet the quality standards sought by our customers and our cost objectives. We have worked closely with component, manufacturing, and global logistic partners to build a supply chain that we consider dependable, scalable, and efficient to provide high-quality, reliable products employing leading cost management practices. The use of outsourced manufacturing facilities is designed to take advantage of specific expertise and allow for flexibility and scalability to respond to both seasonality and changing demands for our products.

We have experienced and may continue to experience increased freight costs and component availability challenges. Further, market conditions have significantly increased the lead time on many product components, causing us to purchase components earlier than normal to meet forecasted demand, which, in some cases, led to excess inventories of certain components ordered with long lead times ahead of shifting demand. We expect to continue to experience challenges impacting our supply chain and logistics operations. As a result, we continue to take proactive steps to limit the impact of these challenges and are working closely with our manufacturing and freight providers to reduce costs.

We believe we have strong, long-term relationships with our suppliers and that, subject to the discussion in Item 1A,“Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” we expect to continue to be able to obtain a sufficient supply of quality products on satisfactory terms.

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

Turtle Beach Europe Limited (“TB Europe”), located in the U.K., serves as a primary sales office for the European market and has strengthened our international operations with support for sales, marketing, customer service and distribution.

Our websites, TurtleBeach.com and ROCCAT.com are important focal points for our product sales and marketing efforts, serving as destinations for consumers to learn about the brands and products, and as a place to maintain ongoing interactivity. Information contained on our websites is not incorporated by reference herein unless specifically stated therein.

Customers

Our business customer base is comprised primarily of large retailers and distributors, both domestic and international. In 2022, net sales to our major market channels consisted of $148.7 million to North American retail customers, $58.1 million to European customers, $7.3 million to North American distributors and $26.1 million to other customers.

Our five largest individual customers accounted for approximately 67% of our gross sales in 2022, 66% of our gross sales in 2021, and 67% of our gross sales in 2020. During 2022, our four largest customers - Walmart, Target, Amazon, Best Buy - each accounted for between 11% to 23% of our consolidated net sales.

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

Human Capital

As of December 31, 2022, Turtle Beach had 269 employees, of which 245 were full-time salaried employees, with the remaining being contracted employees.

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

We conduct anonymous employee culture surveys annually to monitor employee engagement and satisfaction, while identifying matters that need to be addressed and, in 2022, exceeded our employee satisfaction goal across the Company. While we take pride in our strong employee satisfaction, we are always seeking to ensure our employees feel valued and proud to be a part of the Turtle Beach team.

Diversity and Inclusion

We have always believed diversity in the workplace creates an environment where different perspectives lead to improved creativity, productivity, team member engagement, and overall employee happiness. To embrace diversity, we:

•
Implemented and tracked diversity metrics through our recruiting process; and
•
Included diversity statements in all job postings on our Turtle Beach Careers website and social media channels, such as LinkedIn.

Compensation and Benefits

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

Available Information

We make available free of charge on or through our corporate website, http://corp.turtlebeach.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and all amendments to those filings as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information contained on our website is not incorporated by reference unless specifically stated therein.

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

These risk factors may be important to understanding any statement in this Form 10-K or elsewhere. The following information should be read in conjunction with our financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

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

Risks Related to Our Operations

Our business has and continues to be adversely impacted by inflationary pressures and potential recession concerns.

We are exposed to inflationary pressures including higher labor-related costs and increases in the costs of the goods and services we purchase as part of the manufacture and distribution of our products and in our operations generally. Since 2021, global supply chain constraints and the continuing effects of the COVID-19 pandemic (including government measures adopted in response thereto) have resulted in heightened inflationary cost pressures, and these pressures continued to impact us throughout 2022. Such inflationary pressures have also been and could continue to be exacerbated by higher oil prices, geopolitical turmoil (including the ongoing conflict in Ukraine), increased logistics costs and economic policy actions and could lead to a recessionary environment. As interest rates rise to address inflation, such increases have led to, and could lead to further increases in our borrowing costs over time.

Inflationary pressures can also have a negative impact on demand for the products we sell. Reduced or delayed discretionary spending by consumers, specifically for consumer electronic goods, in response to inflationary pressures has and could continue to reduce demand for our products, resulting in reduced sales. Our inability to adequately increase prices to offset increased costs associated with such inflationary pressures, or otherwise mitigate their impact, will increase our costs of doing business and could further reduce our margins and profitability. In 2022, reduced margins and profitability stemming from inflationary pressures were considered triggering events and led to interim goodwill and long-lived asset quantitative impairment tests. If such impacts are prolonged or substantial, they could necessitate similar impairment tests in the future or otherwise have a material negative effect on our results of operations.

Our brands face significant competition from other consumer electronics companies and this competition could have a material adverse effect on our financial condition and results of operations.

We compete with other producers of gaming accessories, including video game console manufacturers. Our competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies, or develop more commercially successful products for the PC and video game platforms than we do. In addition, competitors with large product lines and popular products, in particular the video game console manufacturers, typically have greater leverage with retailers, distributors and other customers, who may be willing to promote products with less consumer appeal in return for access to those competitors’ more popular products.

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

We face a number of risks related to supply chain management and logistics with respect to our products. We experienced, and may in the future continue to experience, supply or labor shortages or other disruptions to our supply chain or logistics, which could result in shipping delays and increased costs, each of which could negatively impact our results, operations, product development, and sales. The extent and duration of the impact of these challenges are subject to numerous factors, including the continuing impact of the COVID-19 pandemic, behavioral changes, wage and price costs, adoption of new or revised regulations, and broader macroeconomic conditions.

We have experienced supply chain disruptions that resulted in significant cost increases for commodities and components used in our products, as well as component shortages that have negatively affected our sales and results of operations. For example, the market shortage of semiconductors that persisted during 2020 and 2021 caused disruptions, from both a supply and pricing standpoint. As discussed above, recent inflationary pressures have also been exacerbated by the lower availability of, and increased prices for, freight and logistics, including air, sea, and ground freight. We may not be able to pass along these price increases to our customers. While we have taken and continue to take measures to implement cost saving initiatives and procure and maintain levels of inventory to prioritize product availability amidst global supply chain and logistical challenges, including by working closely with our suppliers, there can be no assurance that we will be able to continue to do so. Accordingly, any future delays, disruptions, and supply and pricing risks, such as the ongoing supply chain challenges and disruptions that we expect to continue during 2023, could affect our ability to meet customer demand for our products, which could have an adverse effect on our business, results of operations and financial condition.

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

We rely on third parties to manufacture and manage the logistics of transporting and distributing our products, which subjects us to a number of risks that have been exacerbated as a result of the ongoing supply chain issues that originated during the COVID-19 pandemic. Our manufacturers’ and suppliers’ ability to supply products to us is also subject to a number of risks, including the unavailability of raw materials or components, their financial instability, the destruction of their facilities, work stoppages and any future public health crisis. Any shortage of raw materials or components or an inability to control costs associated with manufacturing could increase our costs or impair our ability to ship orders in a timely and cost-efficient manner. As a result, we could experience cancellations of orders, refusal to accept deliveries or a reduction in our prices and margins, any of which could harm our financial performance and results of operations.

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

In particular, certain of our products have a number of components and subassemblies produced by outside suppliers. In addition, for certain of these items, we qualify only a single source of supply with long lead times, which can magnify the risk of shortages or result in excess supply or decrease our ability to negotiate price with our suppliers. Also, if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased. Each of these factors could have an adverse effect on our business, liquidity, results of operations and financial position.

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

The widespread outbreak of an illness, communicable disease, or any other public health crisis could adversely affect our business, results of operations, and financial condition.

We could be negatively impacted by the widespread outbreak of an illness, communicable disease, or any other public health crisis that results in economic or trade disruptions, including the disruption of global supply chains. The COVID-19 pandemic negatively impacted the economy on a global, national, and local level, disrupted global supply chains, and created volatility and disruption of financial markets. Responses from U.S. and international governmental authorities and companies to reduce the spread of COVID-19 affected economic activity through various containment measures including, among others, restrictions on retail outlets, business closures, work stoppages, quarantine and work-from-home guidelines, limiting capacity at public spaces and events, vaccination requirements, or restrictions of global and regional travel. Another outbreak of an illness, a communicable disease, or any other public health crisis, and any resulting impacts, such as an extended period of global supply chain and/or economic disruption, labor shortages, or government-mandated actions in response to such public health crisis could materially affect our business, results of operations, access to sources of liquidity, and financial condition.

We depend upon the success and availability of third-party gaming platforms and the release and availability of successful game titles to drive sales of our gaming accessories.

The performance of our gaming accessories business is affected by the continued success of the PC gaming market and third-party gaming platforms, such as Microsoft’s Xbox consoles and Sony’s PlayStation consoles, as well as video games developed by such manufacturers and other third-party publishers. Our business could suffer if any of these parties fail to continue to drive the success of these platforms, develop new or enhanced video game platforms, develop popular game and entertainment titles for current or future generation platforms or produce and timely release sufficient quantities of such consoles. Further, if a platform is withdrawn from the market or fails to sell, we may be forced to liquidate inventories relating to that platform or accept returns resulting in significant losses.

The industries in which we operate are subject to competition in an environment of rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies, our revenues could be negatively affected.

We must make substantial product development and other investments to align our product portfolio and development efforts in response to market changes in the gaming industry. We must anticipate and adapt our products to emerging technologies in order to keep those products competitive. When we choose to incorporate a new technology into our products or to develop a product for a new platform or operating system, we are often required to make a substantial investment prior to the introduction of the product. If we invest in the development of a new technology or a product for a new platform that does not achieve significant commercial success, our revenues from those products likely will be lower than anticipated and may not cover our costs. Further, our competitors may develop or adapt to an emerging technology more quickly or effectively than we do, creating products that are technologically superior to ours, more appealing to consumers, or both.

New and emerging technologies and alternate platforms for gaming, such as mobile devices and virtual reality devices, could make our products, generally designed for existing console and PC gaming platforms less attractive or, in time, obsolete, which could require us to transition our business model, such as by developing products for other gaming platforms.

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

During 2022, our three largest retail customers accounted for approximately 51% of our gross sales in the aggregate. The loss of, or financial difficulties experienced by, any of these or any of our other significant customers, including as a result of the bankruptcy of a customer, could have a material adverse effect on our business, results of operations, financial condition and liquidity. We do not have long-term agreements with these or other significant customers and our agreements with these customers do not require them to purchase any specific amount of products. Many of our customers generally purchase from us on a purchase order basis. As a result, agreements with respect to pricing, returns, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each customer. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. In addition, the uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based in part on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls or ensure adequate product supply to meet customer demand. In addition, financial difficulties experienced by a significant customer could increase our exposure to uncollectible receivables and the risk that losses from uncollected receivables exceed the reserves we have set aside in anticipation of this risk or limit our ability to continue to do business with such customers.

If our marketing efforts do not effectively raise the recognition and reputation of our brands, we may not be able to successfully implement our gaming accessory growth strategy.

We believe that our ability to extend the recognition and favorable perception of our Turtle Beach and ROCCAT brands is critical to implement our gaming accessory growth strategy, which includes maintaining our strong position in console gaming headsets and building our brand recognition and product appeal in PC gaming headsets, keyboards, and mice as well as in additional new categories over time. These efforts cause us to incur significant costs in marketing; however, these expenditures may not result in an increase in net sales that is sufficient to cover such costs.

If we fail to build and maintain our brands, or if we incur significant expenses in an unsuccessful attempt to build and maintain our brands, our business and ability to implement our growth strategy may be harmed.

Turtle Beach relies on its partnerships with influencers, athletes and esports teams to expand our market and promote our products, and our marketing and promotion partners may not perform to our expectations.

Relationships with new and established influencers, athletes and esports teams have been, and will continue to be, important to our success. We rely on these partners to assist us in generating increased acceptance and use of our product offerings. We have established a number of these relationships, and our growth depends in part on establishing new relationships and maintaining existing ones. Certain partners may not view their relationships with us as significant to their own businesses, and they may reassess their commitment to us or decide to partner with our competitors in the future. We cannot guarantee that any partner will perform their obligations as agreed or that we would be able to specifically enforce any agreement with them. If any partner does not perform consistent with our agreements, we may be subject to negative or adverse publicity and other reputational risks, including the risk of unfavorable perception on social media or other platforms. Additionally, our failure to maintain and expand these relationships may adversely impact our future revenue.

Our net sales and operating income fluctuate on a seasonal basis and decreases in sales or margins during peak seasons could have a disproportionate effect on our overall financial condition and results of operations.

A significant portion of our annual revenues are generated during the holiday season between September and December. If we do not accurately forecast demand for products, we could incur additional costs or experience manufacturing delays. Any shortfall in net sales during this period would cause our annual results of operations to suffer significantly.

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
•
If demand for specific products increases beyond what we forecast, our suppliers and third-party manufacturers may not be able to increase production or obtain required components quickly enough to meet the demand. Our failure to meet market demand may lead to missed opportunities to increase our base of gamers, damage our relationships with retailers or harm our business; and
•
The on-going transition to new console platforms increases the likelihood that we could fail to accurately forecast demand for headsets, microphones, simulation hardware, and other gaming accessories for these platforms.

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
•
changes in consumer discretionary spending and preferences driven by increasing rates of inflation;
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
•
compliance with anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, the European Union Anti-Corruption Act and other similar laws, or non-compliance with such laws, which could subject us to trade sanctions administered by the Office of Foreign Assets Control, the U.S. Department of Commerce and equivalent foreign entities;
•
difficulties encountered by our international distributors or us in staffing and managing foreign operations or international sales, including higher labor costs and tightening of the overall labor markets;

•
compliance by third-party suppliers, manufacturers and their subcontractors with our Manufacturer Code of Conduct and other applicable compliance policies;
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
•
public health issues (such as a pandemic); and
•
natural disasters or adverse or extreme weather conditions.

Any of these factors could reduce our net sales, decrease our gross margins, increase our expenses or reduce our profitability. Should we establish our own operations in international territories where we currently rely on distributors, we will become subject to greater risks associated with operating outside of the United States.

The electronics industry in general has historically been characterized by a high degree of volatility and is subject to substantial and unpredictable variations resulting from changing business cycles. Our operating results will be subject to fluctuations based on general economic conditions, and in particular conditions that impact discretionary consumer spending. Downturns in the worldwide economy could adversely affect our business. We have and could continue to experience a reduction in demand for our products or a lengthening of consumer replacement schedules for our products. Sustained reduced demand for these products could result in further decreases in our average selling prices and product sales. A deterioration of current conditions in worldwide credit markets could limit our ability to obtain financing. A lack of available credit in financial markets may adversely affect the ability of our commercial customers to finance purchases and operations and could result in a decrease in orders or spending for our products as well as create supplier disruptions. We are unable to predict the likely duration and severity of any adverse economic conditions and disruptions in financial markets and the effects they will have on our business and its financial condition. Difficult economic conditions may also result in a higher rate of losses on our accounts receivable due to defaults or bankruptcies. As a result, a downturn in the worldwide economy could have a material adverse effect on our business, results of operations or financial condition.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be adversely impacted.

A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. If we experience a material weakness or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition, and results of operations.

In connection with preparing the financial statements as of and for the year ended December 31, 2022, we identified a material weakness in our internal control related to the proper design and implementation of certain controls over our income tax provision and management’s review of the income tax provision. The material weakness in internal controls over the tax provision did not result in any material misstatements in these financial statements or omissions in our previously reported financial statements.

Although we intend to take remedial actions in response to this control deficiency, there is no assurance that we will be able to prevent a material error or future control deficiencies (including material weaknesses) from occurring. Our inability to assert that our internal control over financial reporting is effective could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation, litigation, increases in insurance premiums or regulatory fines and sanctions.

Our business could be negatively affected as a result of actions of activist stockholders.

While we strive to maintain constructive communications with our stockholders, activist stockholders have and may, from time to time, engage in proxy solicitations or advance shareholder proposals, or otherwise attempt to effect changes and assert influence on our Board and management. Perceived uncertainties as to the future direction or governance of the Company may cause concern to our current or potential regulators, vendors or strategic partners, or make it more difficult to execute on our strategy or to attract and retain qualified personnel, which may have a material impact on our business and operating results.

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

Further, we are party to licenses that grant us rights to intellectual property, including trademarks, which are necessary or useful to our business. One or more of our licensors may allege that we have breached our license agreement with them, and seek to terminate our license. If successful, this could result in our loss of the right to use the licensed intellectual property, which could adversely affect our ability to commercialize our technologies or products, as well as harm our competitive business position and our business prospects.

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

While we currently believe that we have the necessary licenses, or can obtain the necessary licenses, in order to produce compatible products, there is no guarantee that our licenses will be renewed or granted in the first instance in the future. Moreover, if gaming platform manufacturers enter into license agreements with other companies for their “closed systems” or if we are unable to obtain sufficient quantities of headset adapters or chips, we would be placed at a competitive disadvantage.

In order for certain of our headsets to connect to the Xbox platforms’ advanced features and controls, a proprietary computer chip or wireless module is required. As a result, with respect to our products designed for the Xbox platforms, we are currently reliant on Microsoft or their designated supplier to provide us with sufficient quantities of such chips and/or modules. If we are unable to obtain sufficient quantities of these chips and/or modules, sales of such Xbox platform compatible headsets and consequently our revenues would be adversely affected.

We are licensed and approved by Microsoft to develop and sell Xbox platform compatible audio products pursuant to a license agreement under which we have the right to manufacture (including through third-party manufacturers), market and sell audio products for the Xbox platform video game console. Our current Xbox platform headsets are dependent on this license, and headsets for future Xbox consoles may also be dependent on this license. Microsoft has the right to terminate that license under certain circumstances set forth in the agreement. Should that license be terminated, our headset offerings may be limited, which could significantly reduce our revenues. While Sony does not currently require a license for audio products to be compatible with PlayStation® consoles, they could do so in the future.

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

In addition to cash flow generated from operations, we have financed our operations with a credit facility (the “Credit Facility”) from Bank of America. If we are unable to comply with the financial and other covenants contained in the Credit Facility, and are unable to obtain a waiver under the Credit Facility for such default, Bank of America may declare any outstanding borrowings under the Credit Facility immediately due and payable. A default on our Credit Facility would have an immediate and material adverse impact on our business, results of operations, and financial condition. We could be required to obtain additional financing from other sources, and we cannot predict whether or on what terms, if any, additional financing might be available. If we were required to seek additional financing and were unable to obtain it, we might need to change our business and capital expenditure plans, which may have a materially adverse effect on our business, financial condition and results of operations. In addition, any debt under the Credit Facility could make it more difficult to obtain other debt financing in the future. The Credit Facility contains certain financial covenants and other restrictions that limit our ability, among other things, to incur certain additional indebtedness; pay dividends and repurchase stock; make certain investments and other payments; enter into certain mergers or consolidations; undergo certain changes of control of our Company or Board of Directors; engage in sale and leaseback transactions and transactions with affiliates; and encumber and dispose of assets.

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

Additionally, a significant downturn in demand for our products or a reduction in gross margins could have a material impact on our result of operations, adversely affecting our ability to obtain financing generally.

General Risk Factors

The market price of our common stock may continue to fluctuate significantly.

We cannot predict the prices at which our common stock may trade. The market price of our common stock has and may continue to fluctuate widely, depending on many factors, some of which may be beyond our control, including but not limited to:

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
•
actions of or engagement with stockholder activists;
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

We have adopted a shareholder rights plan, which, together with provisions in our articles of incorporation and Nevada law, could discourage or prevent a potential takeover of our Company that might otherwise result in you receiving a premium over the market price for your common stock.

We adopted a shareholder right plan pursuant to which we will distribute one right for each outstanding share of common stock held by stockholders of record as of April 10, 2023. Because the rights may substantially dilute the stock ownership of a person or group attempting a take-over of us without the approval of our Board of Directors, even if such a change in control would result in our shareholders receiving a premium for their shares, the plan could make it more difficult for a third party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our Board of Directors. Additionally, our articles of incorporation permit our Board of Directors to issue special shares from time to time, with such rights and preferences as they consider appropriate. Our Board of Directors could authorize the issuance of special shares with terms and conditions and under circumstances that could have an effect of discouraging a takeover or other transaction.

As a Nevada corporation, we are also subject to certain provisions of the Nevada General Corporation Law that have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring us to negotiate with, and to obtain the approval of, our Board of Directors in connection with such a transaction. However, certain of these provisions may discourage a future acquisition of the Company, including an acquisition in which the stockholders might otherwise receive a premium for their shares. As a result, stockholders who might desire to participate in such a transaction may not have the opportunity to do so.

If we are unable to protect our information systems against service interruption, misappropriation of data, cyber-attacks or other or breaches of security, our operations could be disrupted, our reputation may be damaged, and we may be financially liable for damages.

We rely heavily on information systems, including a full range of retail, financial, sourcing and merchandising systems, to manage our operations. We regularly make investments to upgrade, enhance or replace these systems, as well as leverage new technologies to support our growth strategies. In addition, we have implemented enterprise-wide initiatives that are intended to standardize business processes and optimize performance. Any delays or difficulties in transitioning to new systems or integrating them with current systems or the failure to implement our initiatives in an orderly and timely fashion could result in additional investment of time and resources, which could impair our ability to improve existing operations and support future growth, and ultimately have a material adverse effect on our business.

The reliability and capacity of our information systems are critical. Despite preventative efforts, our systems are vulnerable to damage or interruption from, among other things, natural disasters, technical malfunctions, inadequate systems capacity, human error, power outages, computer viruses and security breaches. Any disruptions affecting our information systems could have a material adverse impact on our business. In addition, any failure to maintain adequate system security controls to protect our computer assets and sensitive data, including associate and client data, from unauthorized access, disclosure or use could damage our reputation with our associates and our clients, exposing us to financial liability, legal proceedings (such as class action lawsuits), and/or regulatory action. While we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. As a result, we may not be able to immediately detect any security breaches, which may increase the losses that we would suffer. Further, remote working arrangements increase the risk of cybersecurity attacks and data breaches, particularly through phishing attempts, as our employees and third parties with whom we interact leverage our IT infrastructure in previously unanticipated ways. Finally, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends, in part, on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans.

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

We are subject to laws and regulations relating to data privacy, data protection, and other related matters, which are subject to change, and our failure to comply could negatively affect our business and reputation.

We are subject to a variety of laws and regulations with respect to data privacy, data protection and other related matters, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and the European Union General Data Protection Regulation. These laws and the regulations associated therewith have evolved significantly in recent years, and future laws and regulations in other jurisdictions in which our business operates may be enacted. In addition, the application and interpretation of these laws and regulations are often unpredictable and uncertain.

Compliance with existing and emerging data privacy laws, regulations and industry standards could result in increased compliance costs and/or lead to changes in our business practices and policies, and any failure to abide by these laws, regulations and industry standards could adversely affect our reputation, lead to public enforcement actions or private litigation against us, require additional investment in resources or personnel, and reduce the availability of previously useful data, any of which could materially and adversely affect our business, operating results and financial condition

We have been party to stockholder litigation, and in the future could be party to additional stockholder litigation, which could harm our business, financial condition and operating results.

We have had, and may continue to have, actions brought against us by stockholders, including in connection with the Merger (as defined below), as further described in Note 13. Commitments and Contingencies, based on past transactions, changes in our stock price or other matters. Any such claims, whether or not resolved in our favor, could divert our management and other resources from the operation of our business and otherwise result in unexpected and substantial expenses that would adversely and materially impact our business, financial condition and operating results.

Loss of our key management and other personnel could impact our business.

Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. In addition, competition for skilled and non-skilled employees among technology companies is intense, and the loss of skilled or non-skilled employees or an inability to attract, retain and motivate additional skilled and non-skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully, develop new products, attract customers and meet customer shipments.

Our business could be adversely affected by significant movements in foreign currency exchange rates.

We are exposed to fluctuations in foreign currency transaction exchange rates, particularly with respect to the Euro and the British Pound. Any significant change in the value of currencies of the countries in which we do business relative to the value of the U.S. dollar could affect our ability to sell products competitively and control our cost structure. Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. dollar and the British Pound. As the U.S. dollar fluctuates against other currencies in which we transact business, revenue and income could be impacted.

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

Acquisitions also entail numerous other risks, including, without limitation: difficulties in assimilating acquired operations, products, technologies and personnel; unanticipated costs; risks of entering markets in which we have limited or no prior experience; regulatory approvals; unanticipated costs or liabilities; and potential loss of key employees from either our existing business or the acquired organization. Acquisitions may result in accounting charges for restructuring and other expenses, amortization of purchased technology and intangible assets and stock-based compensation expense, any of which could materially and adversely affect our operating results. We may not be able to realize the anticipated synergies, innovation, operational efficiencies, and benefits of the acquisition or successfully integrate with our existing business the businesses, products, technologies or personnel that we acquire, and our failure to do so could harm our business and operating results.

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

We are subject to numerous domestic and foreign laws and regulations, including those related to customs, securities, consumer protection, data privacy, general employment and employee health and safety. New laws or regulations, changes in existing laws or regulations or the manner of their interpretation or enforcement, may create uncertainty, increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This could include, among other things, compliance costs and enforcement under the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act related to disclosure and reporting requirements for companies that use “conflict” minerals originating from the Democratic Republic of Congo or adjoining countries. Additionally, the California Consumer Privacy Act and EU General Data Protection Regulation have significantly affected how we are able to market our products. The SEC has also enacted or proposed significant changes to its regulations in recent years that impact our operations associated with being a public company.

We continually evaluate and monitor developments with respect to new and proposed laws, regulations, standards and rules and cannot predict or estimate the amount of the additional costs we may incur due to these laws, regulations, standards and rules or the timing of such costs. Any such new or changed laws, regulations, standards and rules may be subject to varying interpretations and as a result, their application in practice may evolve over time as new guidance is provided by regulatory authorities and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory authorities or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

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

Investor advocacy groups, institutional investors, investment funds, proxy advisory services, stockholders, and customers are increasingly focused on the ESG goals and practices of companies. We are frequently asked by these groups to set ambitious ESG goals and provide new and more robust disclosure of ESG goals, progress toward ESG goals and other matters of interest to ESG stakeholders. We have set ESG goals and are enhancing related disclosure of goals, progress, and other matters relating to ESG. Our efforts to accomplish and accurately disclose ESG-related goals and objectives present numerous operational, reputational, financial, legal, and other risks, any of which could have a negative impact on our business, reputation, and stock price.

Our ability to set and achieve ESG goals and initiatives is subject to numerous risks including, among others: (1) the availability and cost of limiting, eliminating or tracking our use of carbon-based energy sources and technologies, (2) evolving regulatory requirements affecting ESG standards or disclosures, including those related to greenhouse gas emissions tracking and disclosure, (3) our ability to partner with providers that can meet our sustainability, diversity, and other standards, (4) our ability to recruit, develop, and retain diverse talent, (5) the impact of our organic growth and acquisitions or dispositions of businesses or operations on our ESG goals, and (6) customers’ actual demand for ESG-oriented product offerings, which may be more expensive and less available than other options.

Standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to be promulgated and evolve. Our selection of disclosure frameworks that seek to align with various reporting standards may change from time to time, including in response to new disclosure requirements, and may result in a lack of consistent or meaningful comparative data from period to period. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring and reporting ESG metrics, our interpretation of reporting standards may differ from those of others and such standards may change over time, any of which could result in significant revisions to our ESG goals or reported progress in achieving such goals.

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

Our variable rate indebtedness will subject us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowings under our Credit Facility will be at variable rates of interest, which expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our cash flows could be adversely affected. An increase in debt service obligations under our variable rate indebtedness could affect our ability to make payments required under the terms of the agreements governing our indebtedness or our other indebtedness outstanding from time to time.

In July 2017, the Financial Conduct Authority (“FCA”) of the United Kingdom, which regulates the London Interbank Offering Rate (“LIBOR”), announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On December 4, 2020, however, the ICE Benchmark Administration Liamited (“IBA”), which is the administrator that publishes LIBOR, published its consultation of the market on its intention to cease the publication of all settings of non-U.S. dollar (“USD”) LIBOR and only the one-week and two-month USD LIBOR settings on December 31, 2021, with the publication of the remaining USD LIBOR settings being discontinued after June 30, 2023, subject to any rights of the FCA to compel the IBA to continue publication. On March 5, 2021, the IBA and the FCA made public statements regarding the permanent cessation and non-representativeness of LIBOR and publicly stated that the IBA will permanently cease publication of all settings of non-USD LIBOR and the one-week and two-month setting of USD LIBOR on December 31, 2021, with the publication of the remaining USD LIBOR setting ceasing on June 30, 2023. While the FCA, pursuant to its powers under Article 23D(2) of the Benchmark Regulations, is compelled the IBA to publish one-, three- and six-month British pound (“GBP”) LIBOR on a synthetic basis until December 31, 2022, the FCA stated that such publication is under a "synthetic" methodology that is no longer representative.

The consequences of the phase out of LIBOR cannot be entirely predicted at this time. An alternative reference rate could be higher or more volatile than LIBOR prior to its discontinuance, which could result in an increase in the cost of our indebtedness, impact our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations. Furthermore, there can be no assurance given as to whether all other USD LIBOR settings will actually be available until June 30, 2023 or whether USD LIBOR will be replaced by an alternative market benchmark in place of USD LIBOR prior to June 30, 2023.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

The table below describes our principal facilities as of December 31, 2022. Each of these facilities is leased. We believe our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial conditions.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Expiration Date of Lease
White Plains	NY	Corporate Headquarters	15,800	2031
San Diego	CA	Administration	16,150	2029
Hamburg	DE	Administration	8,600	2028
New Taipei City	TW	Administration	14,800	2025
Basingstoke	U.K.	Administration	7,030	2032

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

Intellectual Property Dispute: On November 24, 2020, ABP Technology Limited issued a claim for trademark infringement in the High Court of England and Wales against Voyetra Turtle Beach, Inc. (“VTB”) and Turtle Beach Europe Limited (“TB Europe”) relating to the use by VTB and TB Europe of the sign STEALTH on and in relation to gaming headsets in the UK. On November 16, 2022 the parties entered into a confidential settlement agreement in full and final settlement of all claims regarding this matter. Accordingly, the High Court claim has been discontinued.

Consumer Class Action: On June 13, 2022, an individual filed a putative class action lawsuit against Voyetra Turtle Beach, Inc. (“VTB”) in the United States District Court for the Central District of California. The complaint alleged that VTB violated the Telephone Consumer Protection Act, 47 U.S.C. § 227(b), by sending marketing-related text messages to the plaintiff and other members of the public who have registered their telephone numbers on the national Do-Not-Call Registry. The plaintiff sought to represent a class of all persons in the United States whose telephone numbers were present on the national Do-Not-Call Registry and received text messages from VTB within the last four years. The plaintiff voluntarily dismissed his claims with prejudice, and District Judge Fernando Olguin entered an order dismissing the case on January 25, 2023.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2022 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “HEAR.” The number of holders of record of common stock at February 28, 2023 was 938.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to be “soliciting material” or subject to Rule 14A of the Exchange Act, or to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, in each case whether made before or after the date of this Report, except to the extent we specifically incorporate it by reference into such filing.

The following graph shows a comparison from December 31, 2017 through December 31, 2022 of the cumulative total return assuming a $100 investment in our common stock, the S&P 500 Index and the S&P 500 Consumer Durables Index. In accordance with the rules of the Securities and Exchange Commission, the returns are indexed to a value of $100 at December 31, 2017 and assume that all dividends, if any, were reinvested. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

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

Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

On April 9, 2019, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. On April 1, 2021, the Board of Directors approved an extension and expansion of this stock repurchase program up to $25.0 million of its common shares, expiring April 9, 2023. On March 3, 2023, the Company’s Board of Directors approved a two-year extension of this stock repurchase plan.

For the fourth quarter of 2022, we did not repurchase any shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Report for disclosure relating to our equity compensation plans. Such information will be included in our Proxy Statement or an amendment to this Report, which is incorporated herein by reference.

Item 6 – [Reserved]

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2022.

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

Business Trends

Console Headset Market

The global market for console headsets is estimated to be approximately $1.4 billion, in which we are the market leader. PlayStation and Xbox consoles continue to be dominant gaming platforms in North America and Europe for games that drive headset usage. This market experienced unprecedented growth in 2020 driven by the initial stay-at-home orders when new gamers entered the market, lapsed gamers started playing again, existing gamers played more, and non-gamers bought headsets for remote learning. In past couple years, this market experienced a decline relative to the 2020 surge due to weaker retail demand, a slower holiday season from disappointing AAA video game releases and console supply constraints.

Traditionally, the gaming market has grown as new gamers enter and existing gamers upgrade current gaming accessories. The emergence of battle royale games that are highly social, collaborative, and competitive, contributed to a higher growth in the video game industry and a higher proportion of gamers using headsets. And given that most of the gaming headset market is driven by replacement and upgrading, this large influx of new gaming headset users is expected to drive an increase in demand for gaming headsets in future years.

PC Accessories Market

The market for PC gaming headsets, mice, and keyboards is estimated to be approximately $3.2 billion. PC gaming continues to be a main gaming platform in the U.S. and internationally, driven by big AAA game launches, PC-specific esports leagues, popular teams and players, content creators and influencers and cross-platform play. While most games are available on multiple platforms, gaming on PC offers advantages including improved graphics, increased speed and precision of mouse/keyboard controls, and the ability for deeper customization. Gaming mice and keyboards are engineered to provide gamers with high-end performance and a superior gaming experience through features such as faster response times, improved materials and build quality, programmable buttons and keys, and software suites to customize and control devices and settings.

PC gaming mice come in a variety of different ergonomic shapes and sizes, are available in both wired and wireless models, offer options for different sensors (optical and laser) and responsiveness, and often feature integrated RGB LED lighting and software to unify the lighting with other devices for a visually consistent PC gaming appearance. Similarly, PC gaming keyboards often deliver a competitive advantage by offering options for mechanical and optical key switches that feel and sound different and offer customizable lighting.

Controllers and Gaming Simulation Markets

In 2022, Turtle Beach further expanded its gaming simulation and gaming controller product lines. For the flight simulation market, Turtle Beach launched the VelocityOneTM Pedals and VelocityOneTM Stand, which perfectly pair with the VelocityOne FlightTM simulation control system for the complete, most immersive flight simulation experience on the market. Turtle Beach also launched the VelocityOneTMFlightstick, which is a single stick joystick controller for air and space flight combat games. For the gamepads/controllers market, Turtle Beach added new colorways for its original Recon Controller, as well as launched the lower-cost REACT-R controller, and mobile-focused Recon Cloud and Atom controller offerings. These markets increase Turtle Beach’s total addressable market by $1 billion, with third-party game controllers at roughly $500 million and PC/console flight simulation hardware at roughly $500 million in the global market.

Seasonality

Our gaming accessories business is seasonal with a significant portion of sales and profits typically occurring around the holiday period. Historically, more than 45% of revenues are generated during the period between September and December as new products are introduced and consumers engage in holiday shopping. In addition, launches of major new online multiplayer games, and specific retailer purchasing behavior, can drive significant revenue shifts between months and quarters in a given year. In the past few years, normal seasonal patterns have been significantly changed due to pandemic-driven shifts in consumer demand.

In connection with the seasonality of the business, historically the Company’s borrowings on the revolving credit facility increase as a result of the holiday inventory build leading up to year-end and decline on gross receipts during the first quarter of the following year.

Supply Chain and Operations

We have a global network of suppliers that manufacture products to meet the quality standards sought by our customers and our cost objectives. We have worked closely with component, manufacturing, and global logistic partners to build a supply chain that we consider dependable, scalable, and efficient to provide high-quality, reliable products employing leading cost management practices. The use of outsourced manufacturing facilities is designed to take advantage of specific expertise and allow for flexibility and scalability to respond to both seasonality and changing demands for our products.

We have experienced and may continue to experience increased freight costs and component availability challenges. Further, market conditions have significantly increased the lead time on many product components, causing us to purchase components earlier than normal to meet forecasted demand, which, in some cases, led to excess inventories of certain components ordered with long lead times ahead of shifting demand. We expect to continue to experience challenges impacting our supply chain and logistics operations. As a result, we continue to take proactive steps to limit the impact of these challenges and are working closely with our manufacturing and freight providers to reduce costs.

We believe we have strong, long-term relationships with our suppliers and that, subject to the discussion in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” we expect to continue to be able to obtain a sufficient supply of quality products on satisfactory terms.

Results of Operations

Management Overview

In 2022, we continued our position as the number one console gaming headset provider and, believe that the gaming market is a great market to be a leader in, despite the difficult year, driven by a slowdown in consumer demand, retail channel inventory reductions, heavy competitive discounting, a strong dollar and continued global logistics and supply chain challenges, including high freight rates. Against this backdrop, we delivered net revenue of $240.2 million, proactively reduced operating expenses by 7% and limited the net loss to $59.5 million, inclusive of $34.5 million related to certain non-recurring charges.

Despite the macro circumstances that impacted the industry throughout 2022, we are well-positioned for the inevitable market turnaround and remain encouraged as the global gaming market is projected to continue to add gamers. Our industry-leading console headsets continued to expand and perform well, as our Stealth 600 wireless headset was the best-selling headset series in 2022 per NPD, and we launched two new modes, the Vulcan 2 Mini and the Vulcan 2 Max, with groundbreaking first-to-market features, including the world's first dual LED smart keys, in the iconic Vulcan product line.

We exceeded 20% of our revenues in categories outside the console gaming headset category, in which we have been a leader for over ten years, and looking forward, will continue to enhance our PC gaming portfolio of headsets, keyboards, and mice to increase our share in the PC accessories market and grow the game controller and gaming simulation categories that we entered in 2021. As a result, we believe our brand leadership and diverse product portfolio positions us for continued success including growth and a return to positive EBITDA in 2023 as the gaming and macro environments continue to improve.

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
•
Cash Margin is defined as gross margin excluding depreciation, amortization, and stock-based compensation.

Adjusted EBITDA

Adjusted EBITDA (and a reconciliation to net income, the nearest GAAP financial measure) for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended
	December 31,
	2022	2021	2020
	(in thousands)
Net income (loss)	$(59,546)	$17,721	$38,746
Interest expense	1,220	383	467
Depreciation and amortization	5,816	5,313	5,248
Stock-based compensation	7,984	7,656	5,549
Income tax expense	5,093	2,428	13,711
Inventory and component related reserves	9,763	—	—
Impairment charge	1,896	—	—
Restructuring expense	556	—	—
Acquisition-related settlement	—	—	(1,702)
Change in fair value of contingent consideration	—	(1,928)	(1,121)
Business transaction expense	—	78	550
Proxy contest and other	8,471	4,934	—
Adjusted EBITDA	$(18,747)	$36,585	$61,448

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Net loss for the year ended December 31, 2022 was $59.5 million, including the deferred tax asset valuation allowance of $18.4 million and after-tax non-recurring costs of $16.2 million, compared to a net income of $17.7 million in the prior year.

For the year ended December 31, 2022, Adjusted EBITDA was ($18.7) million compared to $36.6 million, for the year ended December 31, 2021. Net income (loss) and Adjusted EBITDA were losses compared to the prior years due to a decrease in revenue as a result of macroeconomic conditions, as well as increased freight costs and volume-driven fixed cost deleveraging, partially offset by lower operating expenses.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Net income for the year ended December 31, 2021 was $17.7 million compared to net income of $38.7 million in the prior year.

For the year ended December 31, 2021, Adjusted EBITDA was $36.6 million compared to $61.4 million, for the year ended December 31, 2020. Net income and Adjusted EBITDA decreased reflecting higher freight and supply chain costs, annualized run-rate increases in operating expenses due to larger size of the business, and growth investments.

Financial Results

The following table sets forth the Company’s statements of operations for the periods presented:

	Year Ended
	December 31,
	2022	2021	2020
	(in thousands)
Net revenue	$240,166	$366,354	$360,093
Cost of revenue	190,979	237,971	226,305
Gross profit	49,187	128,383	133,788
Gross margin	20.5%	35.0%	37.2%

Operating expenses	100,667	107,952	84,621
Operating income (loss)	(51,480)	20,431	49,167
Interest expense	1,220	383	467
Other non-operating expense (income), net	1,753	(101)	(3,757)
Income (loss) before income tax	(54,453)	20,149	52,457
Income tax expense	5,093	2,428	13,711
Net income (loss)	$(59,546)	$17,721	$38,746

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented:

	Year Ended
	December 31,
	2022	2021	2020
	(in thousands)
Net Revenue	$240,166	$366,354	$360,093
Gross Profit	$49,187	$128,383	$133,788
Gross Margin	20.5%	35.0%	37.2%
Cash Margin (1)	21.6%	35.6%	38.1%

(1)
Excludes non-cash charges of $2.8 million for 2022, $1.9 million for 2021, and $3.3 million for 2020.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Net revenue for the year ended December 31, 2022 was $240.2 million, a $126.2 million, or 34.4%, decrease from $366.4 million in the record prior year period reflecting lower customer demand as a result of a challenging macroeconomic environment, channel inventory compression and increased promotional spend.

For the year ended December 31, 2022, gross profit as a percentage of net revenue decreased to 20.5% from 35.0% in the prior year. The decrease was primarily due to a $9.8 million charge for potential excess components and product inventory relating to pandemic driven supply chain and logistic impacts, higher freight and warehouse costs to ensure product supply, higher promotional spend driven by more aggressive competitive pricing actions to reduce channel inventory levels and volume-driven fixed cost deleveraging.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Net revenue for the year ended December 31, 2021 increased $6.3 million, or 1.7% from 2020 driven by PC accessories growth and the entry into gaming controllers and flight simulation hardware, which offset the weaker console headset demand mostly due to weaker retail traffic, a slower holiday season from disappointing AAA video game releases and console supply constraints.

For the year ended December 31, 2021, gross profit as a percentage of net revenue decreased to 35.0% from 37.2% in the prior year. The decrease was primarily due to higher freight costs and more normalized holiday promotional activity.

Operating Expenses

	Year Ended
	December 31,
	2022	2021	2020
	(in thousands)
Selling and marketing	$47,090	$58,883	$46,779
Research and development	19,123	17,490	12,265
General and administrative	32,558	31,501	25,027
Other intangible asset impairment	1,896	—	—
Acquisition integration costs	—	78	550
Total operating expenses	$100,667	$107,952	$84,621

Selling and Marketing

Selling and marketing expense for the year ended December 31, 2022 totaled $47.1 million, or 19.6% as a percentage of net revenue, compared to $58.9 million, or 16.1% as a percentage of net revenue, for the prior year. This decrease was primarily due to lower revenue-based expenses, reduction of marketing initiatives to align with lower consumer demand and strategic priorities.

Selling and marketing expense for the year ended December 31, 2021 totaled $58.9 million, or 16.1% as a percentage of net revenue, compared to $46.8 million, or 13.0% as a percentage of net revenue, for the year ended December 31, 2020. This increase was primarily due to marketing initiatives to support product portfolio expansion, expansion of geographies, and entry into new product categories.

Research and Development

For the year ended December 31, 2022, we invested $19.1 million in research and development, as we continued to invest in new product categories and portfolio expansion to support strategic growth initiatives.

For the years ended December 31, 2021 and 2020, we expended $17.5 million and $12.3 million, respectively. For the year 2021, this increase was attributable to additional resources and infrastructure to support product expansion including new category introductions.

General and Administrative

General and administrative expenses for the year ended December 31, 2022 increased $1.1 million to $32.6 million compared to $31.5 million for the year ended December 31, 2021. Excluding certain non-recurring fees related to the proxy contest in both years with respect to the 2022 annual meeting of stockholders ($2.2 million) and other litigation costs, expenses decreased $1.1 million primarily due to lower personnel costs and professional fees.

General and administrative expenses for the year ended December 31, 2021 increased $6.5 million to $31.5 million compared to $25.0 million for the year ended December 31, 2020. The year-over-year increase was primarily due to increased professional fees and the inclusion of acquired Neat Microphones-related headcount, partially offset by lower variable compensation costs.

Income Taxes

Income tax expense for the year ended December 31, 2022 was $5.1 million at an effective tax rate of (9.4)% compared to income tax expense of $2.4 million for the year ended December 31, 2021 at an effective tax rate of 12.1%. The effective tax rate was primarily impacted by the establishment of a valuation allowance on our net U.S. deferred tax assets as well as state income tax.

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

Other Non-Operating Expense (Income)

Other non-operating expense totaled $1.8 million for the year ended December 31, 2022, due to negative effect of exchange rates as it relates to our European operations, compared to other non-operating income of $0.1 million for the year ended December 31, 2021, which included a $1.9 million fair value of contingent consideration reversal.

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

The following table summarizes our sources and uses of cash:

	Year Ended
	December 31,
	2022	2021	2020
	(in thousands)
Cash and cash equivalents at beginning of period	$37,720	$46,681	$8,249
Net cash provided by (used for) operating activities	(41,846)	(327)	51,049
Net cash used for investing activities	(3,549)	(8,121)	(5,663)
Net cash provided by (used for) financing activities	19,706	(56)	(7,412)
Effect of foreign exchange on cash	(635)	(457)	458
Cash and cash equivalents at end of period	$11,396	$37,720	$46,681

Operating activities

Cash used for operating activities for the year ended December 31, 2022 was $41.8 million, a decrease of $41.5 million as compared to cash used for operating activities totaling $0.3 million for the year ended December 31, 2021. The increase in the cash used for operations is primarily the result of lower gross receipts due to lower demand and retailers compressing channel inventories.

Cash used for operating activities for the year ended December 31, 2021 was $0.3 million, a decrease of $51.4 million as compared to cash provided by operating activities of $51.0 million for the year ended December 31, 2020. The decrease is primarily the result of lower operating results increased inventory levels in response to supply chain and logistic headwinds.

Investing activities

Cash used for investing activities was $3.5 million for the year ended December 31, 2022, which was related to certain capital investments, compared to $8.1 million in 2021, which included $2.5 million related to the Neat Microphones acquisition.

Cash used for investing activities was $8.1 million for the year ended December 31, 2021, which consisted of capital expenditures related to in-store advertising displays and new product manufacturing tooling, as well as $2.5 million related to the Neat Microphones acquisition, compared to $5.7 million in 2020, which consisted of capital expenditures primarily related to in-store advertising displays, new product manufacturing tooling and internal system upgrades.

Financing activities

Net cash provided by financing activities was $19.7 million during the year ended December 31, 2022 compared to net cash used for financing activities of $0.1 million and net cash used for financing activities of $7.4 million during the years ended December 31, 2021 and 2020, respectively. Financing activities during the year ended December 31, 2022 consisted primarily of revolving credit facility borrowings.

Financing activities in 2021 included stock option exercise proceeds of $5.3 million and repurchases of common stock of $4.9 million.

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

Foreign cash balances at December 31, 2022 and December 31, 2021 were $6.5 million and $10.2 million, respectively.

Revolving Credit Facility

On March 5, 2018, Turtle Beach and certain of its subsidiaries entered into an amended and restated loan, guaranty and security agreement (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”), as administrative agent, collateral agent and security trustee for Lenders (as defined therein), which replaced the then existing asset-based revolving loan agreement. The Credit Facility was amended on each of December 17, 2018, May 31, 2019, and March 10, 2023. The Credit Facility, as amended, expires on April 1, 2025 and provides for a line of credit of up to $80 million inclusive of a sub-facility limit of $15 million for TB Europe, a wholly-owned subsidiary of Turtle Beach. In addition, the Credit Facility provides for a $40 million accordion feature.

On March 10, 2023, the Company entered into a Third Amendment to Amended and Restated Loan, Guaranty and Security Agreement (the “Third Amendment”), by and among the Company, VTB, TBC Holding Company LLC, TB Europe, VTBH, the financial institutions party thereto from time to time and Bank of America, as administrative agent, collateral agent and security trustee for the lenders.

The Third Amendment provides for, among other things: (i) extending the maturity date of the Credit Facility from March 5, 2024 to April 1, 2025; (ii) updating the interest rate and margin terms; (iii) removing the FILO Loan facility; (iv) updating the sub-facility limit for TB Europe to $15 million; (v) increasing our undrawn commitment fee by 0.125%; and (vi) transitioning the reference interest rates from LIBOR to BSBY, SONIA and EUIBOR, as applicable.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, (iii) and the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.50% and 3.50% for U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50%, and letter of credit fees and agent fees. As of December 31, 2022, interest rates for outstanding borrowings were 8.75% for base rate loans and 6.50% for LIBOR rate loans, which reference interest rates were still in effect prior to the Libor Transition Amendments discussed below.

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

As of December 31, 2022, the Company was in compliance with all the financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $36.8 million. As of December 31, 2022, there was $19.1 million in outstanding borrowings under the Credit Facility.

In 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates. LIBOR’s administrator ceased publishing one-week and two-month U.S. Dollar LIBOR immediately after the LIBOR publication on December 31, 2021, and is scheduled to cease publication of the remaining U.S. Dollar LIBOR tenors immediately after the publication on June 30, 2023. In January 2023, the Company and Bank of America entered into LIBOR Transition Amendments with respect to the Credit Facility, including the sub-facility for TB Europe. These amendments replaced applicable LIBOR rates for interest, fees, commissions and other amounts based on LIBOR with successor rates based on BSBY, SONIA and EURIBOR, as applicable.

Contractual Obligations

Our principal commitments primarily consist of obligations for minimum payment commitments to lessors for office space and the revolving credit facility. As of December 31, 2022, we had operating lease obligations totaling $10.3 million which represents our obligations to make payments under non-cancelable lease agreements for our facilities. See Part II, Item 7,“Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources–Revolving Credit Facility” above for more information regarding obligations under our revolving credit facility.

	Payments Due by Period
(in thousands)	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Contractual Obligations: (1)
Operating lease obligations (2)	$10,369	$1,325	$4,287	$2,516	2,241
Long term debt (3)	19,053	19,053	—	—	—
Total	$29,422	$20,378	$4,287	$2,516	$2,241

(1)
Contractual obligations exclude tax liabilities of $3.0 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
(2)
Operating lease agreements represent obligations to make payments under non-cancelable lease agreements for its facilities.
(3)
The Credit Facility, as amended, expires on April 1, 2025 and provides for a line of credit of up to $80 million inclusive of a sub-facility limit of $15 million for TB Europe, a wholly-owned subsidiary of Turtle Beach. Interest payments are not reflected under the Credit Facility because the amount that will be borrowed in future years is uncertain.

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

Management estimates future pre-tax cash flows based on historical experience, knowledge, and market data. Estimates of future cash flows require that we make assumptions and apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by factors such as future product development and economic conditions that can be difficult to predict, as well as other factors such as those outlined in Item 1A, “Risk Factors.” If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment loss would be recognized for the difference between estimated fair value and carrying value.

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

There have been no material changes to the critical accounting policies and estimates. See Note 1, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements for a complete discussion of recent accounting pronouncements. We are currently evaluating the impact of certain recently issued guidance on our financial condition and results of operations in future periods.

Item 7A - Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. The Company’s market risk exposure is primarily a result of fluctuations in interest rates, foreign currency exchange rates and inflation.

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of December 31, 2022, we do not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure, primarily, with respect to the British Pound and Euro. As of December 31, 2022 and 2021, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Turtle Beach Corporation

White Plains, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Turtle Beach Corporation (the “Company”) as of December 31, 2022, and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 29, 2023 expressed an adverse opinion thereon.

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

Allowance for Sales Returns

As described in Notes 1 and 4 to the consolidated financial statements, the Company provides certain customers the option to return goods back to the Company. Provisions for sales returns are recorded in the period of the sale under the expected value method and are based on the Company’s prior experience and current trends. As of December 31, 2022, the Company had accrued an allowance for sales returns of approximately $7.8 million.

We identified the assessment of the allowance for certain sales returns as a critical audit matter. Auditor judgment was required to evaluate certain assumptions which had a higher degree of measurement uncertainty. Key assumptions included the determination of the sales return rate and the period of sales for which the sales return rate should be applied. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the expected return period for a sample of returned goods, which was based on newly released products and the time of first receipt of the returned goods.
•
Assessing the Company’s historical ability to estimate the sales return rate by comparing historical estimated sales return allowance to actual returns received.
•
Evaluating the Company’s key assumptions by comparing the allowance for sales returns recorded at year-end to actual returns subsequent to year-end.

Allowance for Cash-Based Incentives

As described in Note 1 to the consolidated financial statements, the Company provides certain customers cash-based incentives including price concessions. All cash-based incentives are recorded in the period of the sale under the expected value method and are based on the Company’s prior experience and current trends. As of December 31, 2022, the Company had accrued an allowance for cash-based incentives of approximately $29.5 million, which includes the allowance for price concessions.

We identified the assessment of the allowance for price concessions as a critical audit matter. Auditor judgment was required to evaluate the assumption which had a higher degree of measurement uncertainty related to the volume of sales to which these price concessions would be applied. Auditing this element involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

•
Assessing the Company’s historical ability to estimate the assumption by comparing prior year estimated price concessions to actual subsequent credits issued.
•
Evaluating the Company’s assumption by comparing the allowance for price concessions recorded at year-end to actual credits issued subsequent to year-end.

Goodwill Impairment Assessment

As described in Notes 1 and 6 to the consolidated financial statements, the Company has goodwill of $10.7 million as of December 31, 2022. The Company evaluates goodwill for impairment either through a qualitative or quantitative approach at least annually, or more frequently if an event occurs or circumstances change that indicate the carrying value of a reporting unit may not be recoverable. The Company performed quantitative assessments as of November 1, 2022 and December 31, 2022. Under the quantitative approach, the Company made various estimates and assumptions to determine the estimated fair value of the reporting unit based on an equal weighting between the income approach, specifically, the discounted cash flow method, and the market approach, specifically, the guideline public company method.

We identified the projected revenue growth rates and the discount rate used in the determination of the fair value of the reporting unit as a critical audit matter. The principal considerations for our determination included the subjectivity and judgment required to determine projected revenue growth rates and the discount rate used to determine the fair value of the reporting unit. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Assessing the reasonableness of the projected revenue growth rates by: (i) comparing the Company’s revenue growth rates to industry reports, (ii) performing sensitivity analyses of the projected revenue growth rates used in the discounted cash flow model and evaluating the potential effect of changes in these assumptions.
•
Utilizing professionals with specialized skills and knowledge to assist in: (i) evaluating the appropriateness of the valuation models used by management, (ii) testing the mathematical accuracy of the Company’s calculations, and (iii) evaluating the reasonableness of the discount rate used in the discounted cash flow model for the determination of the fair value of the reporting unit.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2014.

New York, New York
March 29, 2023

Turtle Beach Corporation

Consolidated Statements of Operations

	Year ended December 31,
	2022	2021	2020
	(in thousands, except per-share data)
Net revenue	$240,166	$366,354	$360,093
Cost of revenue	190,979	237,971	226,305
Gross profit	49,187	128,383	133,788
Operating expenses:
Selling and marketing	47,090	58,883	46,779
Research and development	19,123	17,490	12,265
General and administrative	32,558	31,579	25,577
Goodwill and other intangible asset impairment	1,896	—	—
Total operating expenses	100,667	107,952	84,621
Operating income (loss)	(51,480)	20,431	49,167
Interest expense	1,220	383	467
Other non-operating expense (income), net	1,753	(101)	(3,757)
Income (loss) before income tax	(54,453)	20,149	52,457
Income tax expense	5,093	2,428	13,711
Net income (loss)	$(59,546)	$17,721	$38,746

Net income (loss) per share:
Basic	$(3.62)	$1.11	$2.62
Diluted	$(3.62)	$0.97	$2.37
Weighted average number of shares:
Basic	16,450	15,915	14,801
Diluted	16,450	18,251	16,365

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Net income	$(59,546)	$17,721	$38,746
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,521)	(462)	473
Other comprehensive income (loss)	(1,521)	(462)	473
Comprehensive income (loss)	$(61,067)	$17,259	$39,219

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$11,396	$37,720
Accounts receivable, less allowances of $37,455 and $34,728 in 2022 and 2021, respectively	43,336	35,953
Inventories	71,252	101,933
Prepaid expenses and other current assets	9,196	17,506
Total Current Assets	$135,180	$193,112
Property and equipment, net	6,362	6,955
Deferred income taxes	-	5,899
Goodwill	10,686	10,686
Intangible assets, net	2,612	5,788
Other assets	8,547	8,065
Total Assets	$163,387	$230,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$19,053	$-
Accounts payable	19,846	40,475
Other current liabilities	25,433	37,693
Total Current Liabilities	$64,332	$78,168
Income tax payable	2,076	3,774
Other liabilities	8,038	7,194
Total Liabilities	$74,446	$89,136
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 16,569,173 and 16,168,147 shares issued and outstanding as of December 31, 2022 and 2021, respectively	17	16
Additional paid-in capital	206,916	198,278
Accumulated deficit	(116,598)	(57,052)
Accumulated other comprehensive income	(1,394)	127
Total Stockholders’ Equity	$88,941	$141,369
Total Liabilities and Stockholders’ Equity	$163,387	$230,505

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(59,546)	$17,721	$38,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,578	4,052	4,359
Amortization of intangible assets	1,238	1,261	889
Amortization of debt financing costs	189	189	189
Stock-based compensation	7,984	7,656	5,549
Deferred income taxes	6,202	1,119	468
Change in sales returns reserve	(1,180)	(2,236)	2,418
Provision for doubtful accounts	(23)	468	215
Provision for obsolete inventory	4,829	1,609	5,085
Loss on disposal of property and equipment	—	—	42
Loss on impairment of intangible assets	1,896	—	—
Decrease in fair value of contingent consideration	—	(1,928)	(1,121)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,845)	9,682	(1,755)
Inventories	22,100	(32,240)	(30,675)
Accounts payable	(23,350)	(2,793)	18,668
Prepaid expenses and other assets	6,045	(6,091)	(4,108)
Income taxes payable	727	(5,571)	4,178
Other liabilities	(8,690)	6,775	7,902
Net cash provided by (used for) operating activities	(41,846)	(327)	51,049
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,549)	(5,621)	(5,663)
Acquisition of a business, net of cash acquired	—	(2,500)	—
Net cash used for investing activities	(3,549)	(8,121)	(5,663)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	91,945	120,858	323,593
Repayment of revolving credit facilities	(72,892)	(120,858)	(339,248)
Proceeds from sale of equity securities	—	—	4,373
Proceeds from exercise of stock options and warrants	653	5,289	4,195
Repurchase of common stock	—	(4,882)	—
Repurchase of common stock to satisfy employee tax withholding obligations	—	(463)	(325)
Net cash provided by (used for) financing activities	19,706	(56)	(7,412)
Effect of exchange rate changes on cash and cash equivalents	(635)	(457)	458
Net increase (decrease) in cash and cash equivalents	(26,324)	(8,961)	38,432
Cash and cash equivalents - beginning of period	37,720	46,681	8,249
Cash and cash equivalents - end of period	$11,396	$37,720	$46,681
SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$979	$194	$309
Cash paid for income taxes, net of refunds	$(2,380)	$6,561	$8,041
Accrual for purchases of property and equipment	$390	$1,189	$1,351

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2019	14,488	$14	$176,776	$(113,519)	$116	$63,387
Net income	—	—	—	38,746	—	38,746
Other comprehensive income, net of tax	—	—	—	—	473	473
Issuance of restricted stock	157	1	—	—	—	1
Repurchase of common stock and retirement of related treasury shares	(25)	—	(325)	—	—	(325)
Proceeds of sales of equity securities	238	—	4,373	—	—	4,373
Stock options exercised	618	—	4,195	—	—	4,195
Stock-based compensation	—	—	5,549	—	—	5,549
Balance at December 31, 2020	15,475	$15	$190,568	$(74,773)	$589	$116,399
Net income	—	—	—	17,721	—	17,721
Other comprehensive income, net of tax	—	—	—	—	(462)	(462)
Issuance of restricted stock	244	—	—	—	—	—
Settlement of deferred stock	6	—	111	—	—	111
Repurchase of common stock and retirement of related treasury shares	(15)	—	(463)	—	—	(463)
Common stock buyback	(169)	—	(4,882)	—	—	(4,882)
Stock options exercised	626	1	5,288	—	—	5,289
Stock-based compensation	—	—	7,656	—	—	7,656
Balance at December 31, 2021	16,168	$16	$198,278	$(57,052)	$127	$141,369
Net loss	—	—	—	(59,546)	—	(59,546)
Other comprehensive loss, net of tax	—	—	—	—	(1,521)	(1,521)
Issuance of restricted stock	311	—	—	—	—	—
Stock options exercised	90	1	654	—	—	655
Stock-based compensation	—	—	7,984	—	—	7,984
Balance at December 31, 2022	16,569	$17	$206,916	$(116,598)	$(1,394)	$88,941

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

Certain customers may receive cash-based incentives (including cash discounts, quantity rebates, and price concessions), which are accounted for as variable consideration based upon the expected value method. Provisions for sales returns are recognized in the period the sale are based upon the expected value method and is recorded based upon the Company's prior experience and current trends. These revenue reductions are established by the Company based upon management’s best estimates at the time of sale following the historical trend, adjusted to reflect known changes in the factors that impact such reserves and allowances, and the terms of agreements with customers. As of December 31, 2022 and 2021, the Company had an allowance for cash-based incentives of $29.5 million and $25.6 million, respectively, and an allowance for sales returns of $7.8 million and $9.0 million, respectively, and does not expect to have significant changes in its estimates for variable considerations.

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

Marketing Costs

Costs associated with the production of advertising, such as print and other costs, as well as costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first appears in public. Advertising costs were approximately $4.9 million, $9.7 million and $8.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company also incurs co-operative advertising costs that represent reimbursements to customers for shared marketing expenses for sale of its products. These reimbursements are recorded as reductions of net revenue based on a percentage of sales for all periods presented. Co-operative advertising reimbursements were approximately $4.1 million, $7.6 million and $6.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

When performing the Company’s evaluation of goodwill for impairment, if it concludes qualitatively that it is more likely that the fair value of the reporting unit is less than its carrying amount, the Company performs its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value a goodwill impairment charge would be recorded for the amount by which the reporting unit’s carrying amount exceeds its fair value. In addition, identifiable intangible assets having indefinite lives are reviewed for impairment on an annual basis using a methodology consistent with that used to evaluate goodwill.

The Company conducted its annual impairment assessment on November 1, 2022, and compared the fair value of our reporting unit to the carrying value. Goodwill is potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values were established based on an equal weighting between the income approach, specifically the discounted cash flow method and the market approach, specifically the guideline public company method. For the purposes of the discounted cash flow analysis, the future cash flows were estimated and discounted at a cost of capital of 12.5% reflecting the respective inherent business risk of the reporting unit. This methodology has not changed since the adoption of the provisions under ASC 350.

The determination of the cash flows under this method is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected for the reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management judgment is necessary in applying them in the fair value analysis of the reporting unit. In addition to the foregoing, market multiples were also used to estimate the fair value of the reporting unit based on earnings multiples determined from available public information of comparable companies. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting unit, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings.

Due to various factors, including the net loss recorded in the fourth quarter of 2022, the Company performed valuation analyses as of December 31, 2022. Similar to the annual impairment assessment, we applied consistent methodology in order to assess the fair value of our reporting unit. For the purposes of the year-end discounted cash flow analysis, the future cash flows were estimated and discounted at an updated cost of capital of 13%. No goodwill impairment charges have been required during 2022, 2021 or 2020.

During the fourth quarter of 2022, the Company made the decision to increasingly leverage the Turtle Beach brand across our product portfolio including PC products over time. Due to this decision, the Company prepared an impairment calculation to determine the present value of the ROCCAT tradename asset using the relief from royalty method. As a result of the present value calculation, the Company recorded an impairment charge of $0.8 million for the ROCCAT tradename intangible asset.

During the fourth quarter of 2022, as part of the 2023 annual operating and strategic plan process, the Company made the decision to transition microphone products to the Turtle Beach brand. As a result of this decision, there was no longer a basis for carrying the remaining net intangible assets related to the Neat brand. In the fourth quarter 2022, the Company recorded an impairment charge of $1.1 million related to the remaining Neat net intangible assets.

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

A valuation allowance is established for deferred tax assets when management anticipates that it is more likely than not that all, or a portion, of these assets would not be realized. In determining whether a valuation allowance is warranted, all positive and negative evidence and all sources of taxable income such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies are considered to estimate if sufficient future taxable income will be generated to realize the deferred tax asset. The assessment of the adequacy of a valuation allowance is based on estimates of taxable income by jurisdiction and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods for current trends or expected changes in assumptions, the Company may need to modify the level of valuation allowance which could materially impact the Company's business, financial condition, and results of operations.

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

Leases

The Company determines if an arrangement is a lease at inception. For operating leases, right-of-use (“ROU”) assets, sundry payables and accrued expenses, and noncurrent operating lease liabilities are reported on the consolidated balance sheet for leases with a term longer than twelve months. Finance leases are reported on our consolidated balance sheets in property, plant and equipment, current portion of other debt, and long-term debt.

Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the total lease payments over the lease term. The ROU assets represent the right to use an underlying leased asset over the existing lease term, and the corresponding lease liabilities represent our obligation to make lease payments arising from the lease agreement. As most of our leases do not provide for an implicit rate, we use our secured incremental borrowing rate based on the information available when determining the present value of our lease payments. The lease terms may include options to terminate, or extend, our lease when it is reasonably certain that we will execute the option. Lease agreements may contain lease and non-lease components, which are generally accounted for separately. Operating lease expense is recognized on a straight-line basis over the lease term.

Business Combinations

The Company allocates the purchase price of acquisitions to the tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquiree based on their estimated fair value at the acquisition date. The excess of the acquisition price over those estimated fair values is recorded as goodwill. Changes to the acquisition date provisional fair values prior to the expiration of the measurement period, a period not to exceed 12 months from date of acquisition, are recorded as an adjustment to the associated goodwill. Acquisition-related expenses and restructuring costs, if any, are recognized separately from the business combination and are expensed as incurred.

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

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at December 31, 2022 and 2021.

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

Accounts receivable are unsecured and represent amounts due based on contractual obligations of customers. Our five largest individual customers accounted for approximately 67% of our gross sales in 2022, 66% of our gross sales in 2021, and 67% of our gross sales in 2020. During 2022, our four largest customers - Walmart, Target, Amazon, Best Buy - each accounted for between 10% to 23% of our consolidated gross sales. Additionally, as of December 31, 2022, the Company had three customers with open receivables greater than 10% of the total receivable balance.

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

Foreign cash balances at December 31, 2022 and 2021 were $6.5 million and $10.2 million, respectively.

Segment Information

The company operates in a single reportable segment and two reporting unit structure. The entire business is managed by a single management team whose chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” amending the accounting for the impairment of financial instruments, including trade receivables. Under previous guidance, credit losses were recognized when the applicable losses had a probable likelihood of occurring and this assessment was based on past events and current conditions. The amended guidance eliminates the “probable” threshold and requires an entity to use a broader range of information, including forecast information when estimating expected credit losses. Generally, this should result in a more timely recognition of credit losses. The requirements of the amended guidance should be applied using a modified retrospective approach except for debt securities, which require a prospective transition approach. We adopted this guidance as of January 1, 2020. The adoption of this guidance did not have a material impact on the Company's financial condition and results of operations.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04).” In 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit the London Interbank Offered Rate (“LIBOR”), a benchmark interest rate referenced in a variety of agreements, after 2021. In December 2022, the FASB issued ASU No. 2022-06, “Deferral of the Sunset Date of Reference Rate Reform (Topic 848).” Topic 848 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The ASU is effective as of December 21, 2022 through December 31, 2024. The Company does not expect the new guidance to have a material impact on their financial position, results of operations or liquidity.

Note 2. Acquisitions

Neat Microphones

On January 12, 2021, the Company acquired certain assets related to the Neat Microphones business (“Neat Microphones”) of Stray Electrons LLC, a California limited liability company for a purchase price of $2.5 million and up to $2.3 million in potential earn-outs based on revenues and earnings targets for the year ended December 31, 2021, as provided in the asset purchase agreement. The closing payment was funded from cash. In addition, business transaction costs incurred in connection with the acquisition of $0.3 million for the year ended December 31, 2021, were recorded as a component of “General and administrative” expenses in the Company’s Consolidated Statements of Operations. Neat Microphones creates, manufactures, and sells high-quality digital USB and analog microphones that embrace cutting-edge technology and design.

The goodwill from the acquisition of Neat Microphones, which is fully deductible for tax purposes, consists largely of synergies and economies of scale expected from adding the operations of Neat Microphones’ and the Company’s existing business and supply channels. The fair value of Neat Microphones’ identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all expected future cash flows either through the use of the multi-period excess earnings method or the relief-from-royalty method. Some of the more significant assumptions inherent in the development of intangible asset values include: the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, the assessment of the intangible asset’s life cycle, as well as other factors. The following table summarizes key information underlying intangible assets related to the Neat Microphones acquisition:

(In thousands)	Life	Amount
Customer relationships	2 Years	$440
Tradenames	10 Years	380
Developed technology	7 Years	1,100
Total		$1,920

No payments were made under the contingent earn-out provisions of the asset purchase agreement as certain revenue targets were not achieved, and as such, the $1.9 million fair value of contingent consideration recorded related to the potential $2.3 million in earn-outs has been fully released as of December 31, 2021.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of December 31, 2022 and 2021, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$11,396	$11,396	$37,720	$37,720
Credit Facility	$19,053	$19,053	$—	$—

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

Note 4. Allowance for Sales Returns

The following table provides the changes in the Company’s sales return reserve, which is classified as a reduction of accounts receivable:

	Year ended December 31,
	2022	2021	2020
	in thousands
Balance, beginning of period	$8,997	$11,233	$8,815
Reserve accrual	15,574	21,506	21,193
Recoveries and deductions, net	(16,754)	(23,742)	(18,775)
Balance, end of period	$7,817	$8,997	$11,233

Note 5. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Finished goods	$70,407	$101,446
Raw materials	845	487
Total inventories	$71,252	$101,933

The Company recorded $3.2 million and $5.2 million of inventory impairment related charges for the three and twelve months ended December 31, 2022, respectively, primarily due to the buildup of excess inventory in the distribution channels.

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Machinery and equipment	$2,373	$2,255
Software and software development	2,396	2,404
Furniture and fixtures	1,713	1,257
Tooling	9,901	7,855
Leasehold improvements	2,050	1,794
Demonstration units and convention booths	15,379	14,493
Total property and equipment, gross	33,812	30,058
Less: accumulated depreciation and amortization	(27,450)	(23,103)
Total property and equipment, net	$6,362	$6,955

Depreciation and amortization expense on property and equipment for the years ended December 31, 2022, 2021 and 2020 was $4.6 million, $4.1 million and $4.4 million, respectively.

Other Current Liabilities

Other current liabilities consist of the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Accrued employee expenses	$4,171	$4,114
Accrued marketing	4,147	3,723
Accrued royalty	2,527	11,582
Accrued tax-related payables	4,159	3,459
Accrued freight	1,746	6,251
Accrued expenses	8,683	8,564
Total other current liabilities	$25,433	$37,693

Other non-operating expense (income), net

Other non-operating expense (income), net consists of the following:

	Year Ended
	December 31,
	2022	2021	2020
	(in thousands)
Acquisition-related settlement	$—	$—	$(1,702)
Change in fair value of contingent consideration	—	(1,928)	(1,121)
Other non-operating expense (income)	1,753	1,827	(934)
Total other non-operating expense (income),net	$1,753	$(101)	$(3,757)

Note 6. Goodwill and Other Intangible Assets

Acquired Intangible Assets

Acquired identifiable intangible assets, and related accumulated amortization, as of December 31, 2022 and 2021 consist of:

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,085	$6,750	$1,335
Tradenames	3,066	2,147	919
Developed technology	1,884	1,495	389
Foreign currency	(1,375)	(1,344)	(31)
Total Intangible Assets	$11,660	$9,048	$2,612

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,355	$6,315	$2,040
Tradenames	3,066	730	2,336
Developed technology	1,884	440	1,444
Foreign currency	(896)	(865)	(32)
Total Intangible Assets	$12,409	$6,620	$5,788

In connection with the October 2012 acquisition of TB Europe, the acquired intangible asset related to customer relationships is being amortized over an estimated useful life of thirteen years with the amortization being included within sales and marketing expense.

In May 2019, the Company completed its acquisition of the business and assets of ROCCAT. The acquired intangible assets relating to developed technology, customer relationships, and trade name are subject to amortization. In January 2021, the Company completed its acquisition of the business and assets relating to the Neat Microphones business. The acquired intangible assets relating to developed technology, customer relationships, and trade name are subject to amortization. Refer to Note 2, “Acquisitions” for additional information related to Neat Microphones’ identifiable intangible assets.

During the fourth quarter of 2022, the Company made the decision to increasingly leverage the Turtle Beach brand across our product portfolio including PC products over time. Due to this decision, the Company prepared an impairment calculation to determine the present value of the ROCCAT tradename asset using the relief from royalty method. As a result of the present value calculation, the Company recorded an impairment charge of $0.8 million for the ROCCAT tradename intangible asset.

During the fourth quarter of 2022, as part of the 2023 annual operating and strategic plan process, the Company made the decision to transition microphone products to the Turtle Beach brand. As a result of this decision, there was no longer a basis for carrying the remaining net intangible assets related to the Neat brand. In the fourth quarter 2022, the Company recorded an impairment charge of $1.1 million related to the remaining Neat net intangible assets.

Amortization expense related to definite lived intangible assets was $1.2 million, $1.3 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2023	$1,045
2024	1,003
2025	425
2026	170
Thereafter	-
Total	$2,643

All goodwill is attributable to the gaming accessories reporting unit. Changes in the carrying values of goodwill for twelve months ended December 31, 2022 are as follows:

(in thousands)
Balance as of January 1, 2022	$10,686
No Activity	-
Balance as of December 31, 2022	$10,686

Note 7. Credit Facilities and Long-Term Debt

The Company had $19.1 million outstanding related to its revolving credit facility as of December 31, 2022 and no outstanding balance as of December 31, 2021.

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $1.2 million, $0.4 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Amortization of deferred financing costs was $0.2 million for each of the years ended December 31, 2022, 2021 and 2020, respectively.

Revolving Credit Facility

On March 5, 2018, Turtle Beach and certain of its subsidiaries entered into an amended and restated loan, guaranty and security agreement (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”), as administrative agent, collateral agent and security trustee for Lenders (as defined therein), which replaced the then existing asset-based revolving loan agreement. The Credit Facility was amended on each of December 17, 2018, May 31, 2019, and March 10, 2023. The Credit Facility, as amended, expires on April 1, 2025 and provides for a line of credit of up to $80 million inclusive of a sub-facility limit of $15 million for TB Europe, a wholly-owned subsidiary of Turtle Beach. In addition, the Credit Facility provides for a $40 million accordion feature.

On March 10, 2023, the Company entered into a Third Amendment to Amended and Restated Loan, Guaranty and Security Agreement (the “Third Amendment”), by and among the Company, VTB, TBC Holding Company LLC, TB Europe, VTBH, the financial institutions party thereto from time to time and Bank of America, as administrative agent, collateral agent and security trustee for the lenders.

The Third Amendment provides for, among other things: (i) extending the maturity date of the Credit Facility from March 5, 2024 to April 1, 2025; (ii) updating the interest rate and margin terms; (iii) removing the FILO Loan facility; (iv) updating the sub-facility limit for TB Europe to $15 million; (v) increasing our undrawn commitment fee by 0.125%; and (vi) transitioning the reference interest rates from LIBOR to BSBY, SONIA and EUIBOR, as applicable.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, (iii) and the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.50% and 3.50% or U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50%, and letter of credit fees and agent fees. As of December 31, 2022, interest rates for outstanding borrowings were 8.75% for base rate loans and 6.50% for LIBOR rate loans, which reference interest rates were still in effect prior to the Libor Transition Amendments.

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

As of December 31, 2022, the Company was in compliance with all the financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $36.8 million.

Note 8. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended
	December 31,
	2022	2021	2020
	(in thousands)
Federal:
Current	$(579)	$(511)	$8,518
Deferred	4,667	701	714
Total Federal	4,088	190	9,232
State and Local:
Current	(762)	769	3,476
Deferred	1,602	346	(221)
Total State and Local	840	1,115	3,255
Foreign
Current	255	1,051	1,249
Deferred	(90)	72	(25)
Total Foreign	165	1,123	1,224
Total	$5,093	$2,428	$13,711

The reconciliation between the provision (benefit) for income taxes and the expected provision (benefit) for income taxes at the U.S. federal statutory rate is as follows:

	Year Ended
	December 31,
	2022	2021	2020
	(in thousands)
U.S. Operations	$(53,947)	$15,146	$46,970
Foreign Operations	(506)	5,003	5,487
Income (loss) before income taxes	(54,453)	20,149	52,457
Federal statutory rate	21%	21%	21%
Provision (benefit) for income taxes at federal statutory rate	(11,435)	4,231	11,016
State taxes, net of federal benefit	(2,098)	812	1,434
Foreign tax rate differential	90	(60)	4
Change in valuation allowance	18,353	—	(2)
Excess tax benefit recognized	(232)	(2,159)	(413)
Foreign Derived Intangible Income (a)	—	(976)	—
Foreign tax credit	—	(770)	(568)
R&D Credit (b)	(400)	(878)	—
Global intangible low taxed income	325	530	586
Prior year adjustment	—	—	16
Change in unrecognized tax benefits	(382)	673	969
Section 162(m)	395	634	414
Other	477	391	255
Provision for income taxes	$5,093	$2,428	$13,711
(a)
The Company completed an analysis of its export sales during 2021. The FDII benefit is for the 2020 and 2021 tax years.
(b)
The Company completed a Research and Development credit analysis study during 2021. The R&D credit benefit is for the 2018 through 2021 tax years.

The tax effects of significant items comprising the Company’s deferred tax assets (liabilities) are as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Allowance for doubtful accounts	$4	$4
Fixed assets	(897)	(250)
Goodwill	(1,268)	(1,162)
Employee benefits	2,254	1,980
Intangible assets	1,573	1,053
Inventories	2,846	1,559
Lease liability	2,227	1,655
Net operating loss	7,354	1,271
Research and development expenses	3,835	—
Right of use asset	(2,010)	(1,547)
Sales reserves	1,501	1,520
Unrecognized tax benefits	470	575
Other	852	(68)
	18,741	6,590
Valuation allowance	(19,244)	(891)
Net deferred tax assets (liabilities)	$(503)	$5,699

At December 31, 2022, the Company had $24.6 million of indefinite lived federal net operating loss carryforwards and $34.6 million of state net operating loss carryforwards, which will begin to expire in 2029. As of December 31, 2022, $23.9 million of federal net operating losses are carried forward as indefinite-lived net operating losses. As of December 31, 2022, the Company has federal research and development credit carryforwards of $0.3 million, which will expire in 2042 if unutilized, and state research and development credit carryforwards of $0.4 million, which carryforward until exhausted. Utilization of these operating loss carryforwards and credits may be subject to an annual limitation based on changes in ownership, as defined by Section 382 & 383 of the Internal Revenue Code of 1986, as amended.

As required by the authoritative guidance on accounting for income taxes the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred taxes will not be realized. The Company considers all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. The significant current year pre-tax loss, coupled with cumulative book losses projected in early future years, is significant negative evidence considered by the Company in recording an $18.4 million increase to the valuation allowance as of December 31, 2022.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Gross unrecognized tax benefit, beginning of period	$3,415	$3,090
Additions based on tax positions related to the current year	150	573
Additions related to tax positions in a prior year	158	—
Settlements related to tax positions in a prior period	(321)	—
Decreases based on tax positions in a prior period	(400)	(248)
Gross unrecognized tax benefit, end of period	$3,002	$3,415

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establishes tax reserves for uncertain tax positions that do not meet this threshold. The Company settled uncertain tax positions in certain jurisdictions, of approximately $0.3 million for the year ended December 31, 2022; none were settled for the year ended December 31, 2021. To the extent these unrecognized tax benefits are ultimately recognized, approximately $2.7 million will impact the Company’s effective tax rate and $0.3 million will be offset by a valuation allowance in future periods. The Company is filing for relief provisions in certain jurisdictions and based on such anticipated filings, it is reasonably possible that amounts of unrecognized tax benefits could decrease by $0.7 million within the next twelve months. Interest and penalties associated with income tax matters are included in the provision for income taxes. As of December 31, 2022, the Company had uncertain tax positions of $2.9 million, inclusive of $0.8 million of interest and penalties.

The Company is not currently under examination by federal, state or foreign taxing jurisdictions. Further, at any given time, multiple tax years may be subject to examination by various taxing authorities. The recorded amounts of income tax are subject to adjustment upon examination, changes in interpretation and changes in judgment utilized in determining estimates.

The Company considers the earnings of its foreign entities to be permanently reinvested outside the United States based on estimates that future cash generation will be sufficient to meet future domestic cash needs. Accordingly, deferred taxes have not been recorded for the undistributed earnings of the Company's foreign subsidiaries. As a result of the Tax Cuts and Jobs Act (“TCJA”) and the current U.S. taxation of deemed repatriated earnings, the additional taxes that might be payable upon repatriation of foreign earnings are not significant.

The TCJA introduced a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a measure to tax certain intercompany payments under the base erosion anti-abuse tax “BEAT” regime. For the years ended December 31, 2022 and 2021, the Company did not generate intercompany transactions that met the BEAT threshold but does have to include GILTI relating to the Company's foreign subsidiaries. The Company elected to account for GILTI as a current period cost.

The Company files U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. Below is a summary of the filing jurisdictions and open tax years:

Open Years
U.S. Federal	2019 - 2021
U.S. State and Local	2018 - 2021
Non-U.S.	2019 - 2021

On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which are effective for tax years beginning on or after January 1, 2023. For tax years beginning after December 31, 2021, the Tax Cuts & Jobs Act of 2017 eliminated the option to deduct research and development expenditures as incurred and instead required taxpayers to capitalize and amortize them over five or 15 years beginning in 2022. The Company included the impact of the research and development expenditures in its December 31, 2022 tax expense. The Inflation Reduction Act includes a 1% excise tax on publicly traded US corporations for the value of its stock repurchased after December 31, 2022. The Company does not expect the impact of the excise tax to be material to its financial statement. The Company will continue to monitor possible future impact of changes in tax legislation.

Note 9. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Year Ended
	December 31,
	2022	2021	2020
	(in thousands, except per-share data)
Net income (loss)	$(59,546)	$17,721	$38,746

Weighted average common shares outstanding — Basic	16,450	15,915	14,801
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	—	438	235
Dilutive effect of stock options	—	1,348	917
Dilutive effect of warrants	—	550	412
Weighted average common shares outstanding — Diluted	16,450	18,251	16,365
Net income (loss) per share:
Basic	$(3.62)	$1.11	$2.62
Diluted	$(3.62)	$0.97	$2.37

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

	Year Ended
	December 31,
	2022	2021	2020
	(in thousands)
Stock options	1,669	721	813
Unvested restricted stock awards	1,449	294	136
Total	3,118	1,015	949

Note 10. Equity and Stock-Based Compensation

Stock Repurchase Activity

On April 9, 2019, the Board of Directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. On April 1, 2021, the Company’s Board of Directors approved an extension and expansion of this repurchase program to acquire up to $25 million of its common shares, expiring April 9, 2023. On March 3, 2023, the Company’s Board of Directors approved a two year extension of the stock repurchase plan. As of December 31, 2022, the Company has repurchased 0.5 million shares of its common stock for a total cost of $7.4 million.

Stock-Based Compensation

On October 30, 2013, the Board of Directors adopted, and on December 27, 2013, the stockholders approved, the 2013 Stock-Based Incentive Compensation Plan (the “2013 Plan”), that became effective upon consummation of the Merger (as defined below) on January 15, 2014 and was subsequently amended at the 2019 annual meeting of stockholders and at the 2021 annual meeting of stockholders. The Company’s stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of the Company's stockholders. In addition, members of the Board of Directors participate in the stock-based compensation program in connection with their service on the board.

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

The following table presents the stock activity and the total number of shares available for grant as of December 31, 2022:

(in thousands)
Balance at December 31, 2021	998
Options cancelled	71
Restricted stock granted	(507)
Forfeited/ Expired restricted stock added back	147
Performance-Based restricted stock unearned	8
Performance-Based restricted stock granted	(167)
Balance at December 31, 2022	550

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company's stock-based awards, was comprised as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$433	$343	$927
Selling and marketing	2,028	1,746	1,148
Research and development	1,444	1,379	664
General and administrative	4,079	4,188	2,810
Total stock-based compensation	$7,984	$7,656	$5,549

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

The associated tax benefit recognized in the Consolidated Statements of Operations for the fiscal years ended December 31, 2022 and 2021 was approximately $0.2 million and $2.2 million, respectively.

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2021	1,739,240	$7.72	7.02	$25,542,823
Granted	-	-
Exercised	(90,245)	7.22
Forfeited	(71,450)	9.71
Outstanding at December 31, 2022	1,577,545	$7.66	5.81	$2,465,015
Vested and expected to vest at December 31, 2022	1,571,949	$7.73	5.80	$2,460,325
Exercisable at December 31, 2022	1,283,196	$7.55	5.49	$2,252,404

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of option exercises was $0.8 million and $13.6 million for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, total unrecognized compensation cost related to non-vested stock options granted to employees was $1.2 million, which is expected to be recognized over a remaining weighted average vesting period of 1.2 years.

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

Expected term (in years)	-
Risk-free interest rate	-
Expected volatility	-
Dividend rate	-

Each of these inputs is subjective and generally requires significant judgment to determine. The risk-free rate is based on a zero-coupon U.S. Treasury rate in effect at the time of grant with maturity dates that coincide with the expected life of the options. The expected life of the options is based on a simplified weighted average taking into account the vesting conditions and contractual life of the award. Since the Company had a limited trading history for its common stock, the expected volatility was derived from the historical stock volatilities of several unrelated public companies within the Company’s industry that are considered to be comparable to the Company’s business over a period equivalent to the expected term of the stock option grants.

No options were granted during the year ended December 31, 2022.

The weighted average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $14.89 and $3.82, respectively. The total estimated fair value of employee options vested during the three years ended December 31, 2022 was $4.2 million, $2.6 million and $1.7 million, respectively.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2021	788,454	$16.81
Granted	506,715	20.64
Vested	(282,588)	16.19
Shares forfeited	(147,135)	19.79
Nonvested restricted stock at December 31, 2022	865,446	$18.75

As of December 31, 2022 total unrecognized compensation cost related to the nonvested restricted stock awards granted was $12.1 million, which is expected to be recognized over a remaining weighted average vesting period of 2.1 years.

Performance-Based Restricted Share Units

As of December 31, 2022, the Company had 249,674 performance-based restricted share units outstanding. The vesting of performance-based restricted share units is determined over a three-year period based on (i) the amount by which revenue growth exceeds a defined baseline market growth each year and (ii) the achievement of specified tiers of adjusted EBITDA as a percentage of net revenue each year, with the ability to earn and vest into such units ranging from 0% to 200%. Included in the Company's share-based compensation was expense recognized for the Company's performance-based restricted share unit awards of $0.0 million and $1.0 million in 2022 and 2021, respectively.

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

During the year ended December 31, 2020, the Company sold a total of 237,813 shares of its common stock under the Sales Agreement in the open market at an average gross selling price of $18.39 per share for net proceeds of $4.4 million. During the years ended December 31, 2022 and 2021, the Company had no sales of its common stock under the Sales Agreement.

Note 12. Segment Information

The Company operates in a single reportable segment and two reporting unit structure. The entire business is managed by a single management team whose chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

The following table represents total net revenue based on where customers are physically located:

	Year Ended
	December 31,
	2022	2021	2020
	(in thousands)
North America	$163,605	$244,430	$262,170
Europe and Middle East	58,917	99,685	83,880
Asia Pacific	17,644	22,239	14,043
Total net revenues	$240,166	$366,354	$360,093

The following table represents property and equipment, net based on physical location:

	Year Ended
	December 31,
	2022	2021
	(in thousands)
United States	$5,045	$6,053
International	1,317	902
Total	$6,362	$6,955

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

Shareholders Class Action: On August 5, 2013, VTB Holdings, Inc. (“VTBH”) and the Company (f/k/a Parametric Sound Corporation) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company (the “Merger”). Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company’s Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada case denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. On September 14, 2017, a unanimous en banc panel of the Nevada Supreme Court granted defendants’ petition for writ of mandamus and ordered the trial court to dismiss the complaint but provided a limited basis upon which plaintiffs could seek to amend their complaint. Plaintiffs amended their complaint on December 1, 2017 to assert the same claims in a derivative capacity on behalf of the Company, as a well as in a direct capacity, against VTBH, Stripes Group, LLC, SG VTB Holdings, LLC, and the former members of the Company’s Board of Directors. All defendants moved to dismiss this amended complaint on January 2, 2018, and those motions were denied on March 13, 2018. Defendants petitioned the Nevada Supreme Court to reverse this ruling on

April 18, 2018. On June 15, 2018, the Nevada Supreme Court denied defendants’ writ petition without prejudice. The district court subsequently entered a pretrial schedule and set trial for November 2019. On January 18, 2019, the district court certified a class of shareholders of the Company as of January 15, 2014. On October 11, 2019, the parties notified the district court that they had reached a settlement that would resolve the pending action if ultimately approved by the Court. On January 13, 2020, the district court preliminarily approved the settlement between the plaintiffs and all defendants. A final hearing was held on May 18, 2020, wherein the Court approved the settlement and entered final judgment.

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

Intellectual Property Dispute: On November 24, 2020, ABP Technology Limited (ABP) issued a claim for trademark infringement in the High Court of England and Wales against Voyetra Turtle Beach, Inc. (“VTB”) and Turtle Beach Europe Limited (“TB Europe”) relating to the use by VTB and TB Europe of the sign STEALTH on and in relation to gaming headsets in the UK. On November 16, 2022 the parties entered into a confidential settlement agreement in full and final settlement of all claims regarding this matter. Accordingly, the High Court claim has been discontinued.

Consumer Class Action: On June 13, 2022, an individual filed a putative class action lawsuit against Voyetra Turtle Beach, Inc. (“VTB”) in the United States District Court for the Central District of California. The complaint alleged that VTB violated the Telephone Consumer Protection Act, 47 U.S.C. § 227(b), by sending marketing-related text messages to the plaintiff and other members of the public who have registered their telephone numbers on the national Do-Not-Call Registry. The plaintiff sought to represent a class of all persons in the United States whose telephone numbers were present on the national Do-Not-Call Registry and received text messages from VTB within the last four years. The plaintiff voluntarily dismissed his claims with prejudice, and District Judge Fernando Olguin entered an order dismissing the case on January 25, 2023.

The Company will continue to vigorously defend itself in the foregoing unresolved matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2022 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in other current liabilities:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Warranty, beginning of period	$856	$1,039	$742
Warranty costs accrued	380	674	1,336
Settlements of warranty claims	(618)	(857)	(1,039)
Warranty, end of period	$618	$856	$1,039

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

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	December 31, 2022
		(in thousands)
Right-of-use assets	Other assets	$7,998

Lease liability obligations, current	Other current liabilities	$1,069
Lease liability obligations, noncurrent	Other liabilities	7,533
Total lease liability obligations		$8,602
Weighted-average remaining lease term (in years)		6.8
Weighted-average discount rate		4.3%

During the year ended December 31, 2022, the Company recognized approximately $1.4 million of lease costs in operating expenses and approximately $1.2 million of operating cash flows from operating leases.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of December 31, 2022:

(in thousands)
2023	$1,289
2024	1,437
2025	1,451
2026	1,361
2027	1,383
Thereafter	3,181
Total minimum payments	10,102
Less: Imputed interest	(1,500)
Total	$8,602

Note 14. Selected Quarterly Financial Data – Unaudited

Fiscal 2022	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net Revenue	$46,662	$41,300	$51,304	$100,900
Gross Profit	14,029	7,882	7,258	20,018
Net Income (Loss)	(6,476)	(17,826)	(12,011)	(23,233)
Earnings (Loss) Per Share
Basic	$(0.40)	$(1.08)	$(0.73)	$(1.40)
Diluted	$(0.40)	$(1.08)	$(0.73)	$(1.40)

Fiscal 2021	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net Revenue	$93,053	$78,564	$85,307	$109,430
Gross Profit	34,855	28,710	29,273	35,545
Net Income (Loss)	8,838	1,721	2,623	4,539
Earnings (Loss) Per Share
Basic	$0.57	$0.11	$0.16	$0.28
Diluted	$0.49	$0.09	$0.14	$0.25

Note 15. Subsequent Event

On March 28, 2023, the Company announced that its Board of Directors has approved the adoption of a limited duration stockholder rights plan.

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

At the conclusion of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective as of December 31, 2022.

Notwithstanding the material weakness in the internal controls over the tax provision discussed below, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America.

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

We identified a material weakness in internal control related to the proper design and implementation of certain controls over our income tax provision and management’s review of the income tax provision. The Company utilizes a third-party to assist in the preparation of its quarterly tax provision. Specifically, the Company did not sufficiently design and implement controls related to the completeness and accuracy of certain aspects of its tax provision including, the impact of tax law changes on the current and deferred tax provision, the recognition and measurement of certain deferred tax assets and liabilities, uncertain tax positions, balance sheet classification of tax accounts, and the completeness and accuracy income tax disclosures.

The material weakness in the internal controls over the tax provision did not result in any material misstatements in these financial statements or omissions in our previously reported financial statements.

Because of the material weakness in the internal controls over the tax provision described above, our management has concluded that as of December 31, 2022, our system of internal control over financial reporting was not effective based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

BDO USA, LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Report, has also audited the Company’s internal control over financial reporting as of December 31, 2022 as stated in its report which appears following Item 9C of this Annual Report on Form 10-K.

Management’s Remediation Plan

Our management, with the oversight of the audit committee of our board of directors, is in the process of designing and implementing a remediation plan and is taking steps to remediate the material weakness in the internal controls over the tax provision. We are committed to continually improving our internal controls over financial reporting and remediating the material weakness in the internal controls over the tax provision during fiscal year 2023.

Management plans on implementing several remedial actions to improve our internal controls around our accounting for income taxes processes, procedures and controls, including:

•
Management, with the assistance of a third party, will perform an evaluation of the processes and procedures around the Company’s tax provision processes, internal control design gaps, and recommend process enhancements.
•
Implementing enhancements and process improvements, including the design and implementation of well defined controls and related control attributes regarding tax law changes, deferred taxes, uncertain tax positions and income tax disclosures.
•
Develop a detailed timeline of the tax provision calculation, to ensure that sufficient time is allocated to complete the process as designed.

The material weakness in the internal controls over the tax provision will not be considered remediated until such time as management designs and implements effective controls that operate for a reasonable period of time and concludes, through testing, that these controls are effective. We will continue to monitor the effectiveness of our remediation plan and will make the changes we determine to be appropriate.

Changes in Internal Control over Financial Reporting

Other than the material weakness in the internal controls over the tax provision discussed above, there have been no changes in our internal control over financial reporting during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

None.

Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Turtle Beach Corporation

White Plains, New York

Opinion on Internal Control over Financial Reporting

We have audited Turtle Beach Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule (collectively referred to as “the financial statements”) and our report dated March 29, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and implement controls over the preparation and review of the annual income tax provision has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated March 29, 2023 on those financial statements.

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
March 29, 2023

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2022 in connection with our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) or an amendment to this Report filed within the same time period (the “Amendment”), in either case, set forth under the captions “Election of Directors,” “Management Information,” “Corporate Governance” and, if applicable, “Delinquent Section 16(a) Reports.”

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

Item 11 - Executive Compensation

The information required by this Item is incorporated herein by reference to the information in our 2022 Proxy Statement or the Amendment set forth under the captions “Corporate Governance” and “Executive Compensation.”

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information in our 2022 Proxy Statement or the Amendment set forth under the captions “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information in our 2022 Proxy Statement or the Amendment set forth under the captions “Corporate Governance” and “Executive Compensation.”

Item 14 - Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information in our 2022 Proxy Statement or the Amendment set forth under the caption “Audit and Non-Audit Fees.”

PART IV

Item 15 - Exhibits and Financial Statement Schedules

a.
List of documents filed as part of this Report:

1.
The following Consolidated Financial Statements of the Company:

Report of Independent Registered Public Accounting Firm (BDO USA, LLP New York, New York, PCAOB #243);

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2022, 2021 and 2020;

Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2022, 2021 and 2020;

Consolidated Balance Sheets as of December 31, 2022 and 2021;

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 2022, 2021 and 2020;

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2021, 2021 and 2020; and

Notes to the Consolidated Financial Statements.

2.
The following financial schedule and related report for the years 2022, 2021 and 2020:

Schedule II - Valuation and Qualifying Accounts; and

All other schedules have been omitted because they are not applicable, not required or the information has been otherwise supplied in the financial statements or notes thereto.

b.
The exhibits listed in the Exhibit Index attached hereto are filed as part of this Annual Report and incorporated herein by reference.

c.
Not applicable.

Item 16 - Form 10-K Summary

None.

Exhibits

2.1*

Agreement and Plan of Merger, dated August 5, 2013, among the Company, Merger Sub and VTBH (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on August 5, 2013).

3.1

Articles of Incorporation of Turtle Beach Corporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on August 6, 2018).

3.2	Bylaws, as amended, of Turtle Beach Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on June 20, 2019).

4.1	Form of Turtle Beach Corporation stock certificate (Incorporated by reference to Exhibit 4.1 to the Company's Form 10/A filed with the Securities and Exchange Commission on July 27, 2010.)

4.2

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934 (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2020).

10.1

Second Amendment and Joinder to Amended and Restated Loan, Guaranty and Security Agreement, dated as of May 31, 2019, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., TBC Holding Company LLC, Turtle Beach Europe Limited, VTB Holdings, Inc., the financial institutions party thereto and Bank of America, N.A., as administrative agent, collateral agent and securitytrustee for the lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019).

10.2

Third Amendment to Amended and Restated Loan, Guaranty and Security Agreement, dated March 10, 2023, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., TBC Holding Company LLC, Turtle Beach Europe Limited, VTB Holdings, Inc., the financial institutions party thereto and Bank of America, N.A., as administrative agent, collateral agent and security trustee for the lenders (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2023).

10.3†

Amended and Restated Turtle Beach Corporation 2013 Stock-Based Incentive Compensation Plan, as amended (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on August 9, 2019).

10.4†

Form of Performance Stock Unit Agreement under the Amended and Restated Turtle Beach Corporation 2013 Stock-Based Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2022).

10.5†

Form of Restricted Stock Agreement under the Amended and Restated Turtle Beach Corporation 2013 Stock-Based Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2022).

10.6†

Turtle Beach Corporation Annual Incentive Bonus Plan (Incorporated by reference to Annex F to the Company’s Definitive Proxy Statement on Schedule 14A originally filed with the Securities and Exchange Commission on December 3, 2013).

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

10.9†

Offer Letter, dated as of August 2, 2021, between Voyetra Turtle Beach, Inc. and Juergen Stark (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K with the Securities and Exchange Commission on August 4, 2021).

10.10†

Stock Option Agreement, dated as of May 20, 2015, by and between the Company and Juergen Stark (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

10.11†

Offer Letter, dated as of September 16, 2013, by and between Voyetra Turtle Beach, Inc. and John Hanson (Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014).

10.12†	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.13†

Turtle Beach Corporation Amended and Restated Retention Plan, dated November 18, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2021).

10.14†

Turtle Beach Corporation 2022 Retention Plan Document (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission August 8, 2022).

10.15†

Letter Agreement, dated November 19, 2021, between Turtle Beach Corporation and John Hanson (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2021).

10.16

Cooperation Agreement, dated May 13, 2022, by and among Turtle Beach Corporation, The Donerail Group LP, and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed with the Securities and Exchange Commission May 17, 2022).

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

TURTLE BEACH CORPORATION

Date:	March 29, 2023	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 29, 2023	/s/ JUERGEN STARK
Juergen Stark, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	March 29, 2023	/s/ JOHN T. HANSON
John T. Hanson, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date:	March 29, 2023	/s/ WILLIAM E. KEITEL
William E. Keitel, Lead Independent Director

Date:	March 29, 2023	/s/ GREGORY BALLARD
Gregory Ballard, Director

Date:	March 29, 2023	/s/ TERRY JIMENEZ
Terry Jimenez, Director

Date:	March 29, 2023	/s/ KATHERINE L. SCHERPING
Katherine L. Scherping, Director

Date:	March 29, 2023	/s/ BRIAN STECH
Brian Stech, Director

Date:	March 29, 2023	/s/ JULIA W. SZE
Julia W. Sze, Director

Date:	March 29, 2023	/s/ MICHELLE WILSON
Michelle Wilson, Director

Date:	March 29, 2023	/s/ ANDREW WOLFE
Andrew Wolfe, Director

Turtle Beach Corporation

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2022, 2021 and 2020

Description	Balance - Begin	Additions	Deductions / Other	Balance - End
	(in thousands)
Year Ended December 31, 2022:
Allowance for sales returns	$8,997	$15,574	$(16,754)	$7,817
Allowance for cash discounts	25,629	29,714	$(25,798)	29,545
Allowance for doubtful accounts	102	(23)	$14	93
				$37,455
Year Ended December 31, 2021:
Allowance for sales returns	$11,233	$21,506	$(23,742)	$8,997
Allowance for cash discounts	18,649	15,794	$(8,814)	25,629
Allowance for doubtful accounts	15	468	$(381)	102
				$34,728
Year Ended December 31, 2020:
Allowance for sales returns	$8,815	$21,193	$(18,775)	$11,233
Allowance for cash discounts	15,979	21,847	(19,177)	18,649
Allowance for doubtful accounts	146	0	(131)	15
				$29,897