Form 10-K/A
period 2022-12-31
Turtle Beach Corp
filed 2023-05-01
CIK 1493761

Table of Contents

UNITE
D STA
TES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K
(Amendment No. 1)

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
(888)
496-8001
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	HEAR	The Nasdaq Global Market
Preferred Stock Purchase Rights	N/A	The Nasdaq Global Market

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
common equity held by
non-affiliates
of the registrant as of June 30, 2022 was $197,795,766.
The number of shares of Common Stock, $0.001 par value, outstanding on April 17, 2023 was 16,844,645.

Auditor Firm ID: 243	Auditor Name: BDO USA, LLP	Auditor Location: New York, New York

Table of Contents
EXPLANATORY NOTE
Turtle Beach Corporation (the “
Company
”, “
we
”, or “
us
”) is filing this Amendment No. 1 on Form
10-K/A
(this “
Amendment
”) to file certain information that will be included in the Company’s definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders. This Amendment amends the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “
SEC
”) on March 29, 2023 (the “
Original Filing
”). The Company is filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because the Company currently does not expect to file its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2022.
This Amendment does not otherwise change or update any of the disclosures set forth in the Original Filing and does not otherwise reflect any events occurring after the filing of the Original Filing.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

OUR BOARD OF DIRECTORS

The following individuals served as members on the Company’s Board of Directors (the “Board”) for fiscal year 2022.

Name	Age	Title
Juergen Stark	56	Chairman, Chief Executive Officer and President
William E. Keitel	70	Lead Independent Director
L. Gregory Ballard	69	Independent Director
Terry Jimenez	51	Independent Director
Katherine L. Scherping	63	Independent Director
Brian Stech	47	Independent Director
Julia W. Sze	56	Independent Director
Michelle D. Wilson	57	Independent Director
Andrew Wolfe, Ph.D.	60	Independent Director

Juergen Stark. Juergen Stark joined the Company in September 2012 as Chief Executive Officer, President, and a Board director, and served as Chairman of the Board from January 2020 through April 2023. Mr. Stark will step down from his role as CEO effective June 30, 2023. From August 2010 to June 2012, Mr. Stark was the Chief Operating Officer for Motorola Mobility Holdings, Inc.’s multi-billion-dollar mobile devices business. Prior to that role, he ran multiple hardware and software businesses in the consumer, enterprise, and government sectors for Motorola. Earlier in his career, he was CEO of Centerpost Corporation, a technology company he co-founded in 2000. Mr. Stark brings over 20 years of experience in both hardware and software technology. As CEO, Mr. Stark has led the Company’s share and brand leadership in console gaming headsets, while expanding the brand into new categories including controllers and gaming simulation accessories and retiring all long-term debt. Under his leadership, Turtle Beach has completed acquisitions, including ROCCAT GmbH in 2019, which drove the Company’s expansion into PC accessories, and Neat Microphones in 2021, which advanced the Company’s expansion into the digital microphone market.

William E. Keitel. Bill Keitel joined the Board in January 2014 and has served as the Company’s lead independent director from January 2020 through April 2023. Before joining the Board, Mr. Keitel served as special advisor to Qualcomm Incorporated from March 2013 to November 2013, Executive Vice President of Qualcomm from December 2003 to March 2013, Chief Financial Officer of Qualcomm from February 2002 to March 2013, and Senior Vice President and Corporate Controller of Qualcomm from May 1999 to February 2002. Prior to Qualcomm, Mr. Keitel held senior financial roles at Nortel and PepsiCo. Mr. Keitel brings nearly 30 years of senior executive technology company experience. During his 17 years at Qualcomm, the company grew revenues from approximately $800 million to approximately $25 billion, and he was named to Institutional Investor Magazine’s “Best CFOs in America” list for nine consecutive years.

L. Gregory Ballard. Greg Ballard joined the Board in April 2017 and is a member of the Audit Committee. Since January 2021, Mr. Ballard has served as the managing partner of Coachella Advisors. He is also a member of the board of directors of TeamSpeak Systems, Inc. From June 2016 to December 2020, he was the general partner of Eleven Ventures, an operationally focused seed venture investment fund. Prior to joining Eleven Ventures, Mr. Ballard served as Senior Vice President of Mobile, Social and Emerging Platforms and Senior Vice President of Digital Games for Warner Bros. Interactive Entertainment from April 2013 to 2016 and October 2010 to 2016, respectively. From May 2010 to September 2010, Mr. Ballard served as Chief Executive Officer of Transpera, Inc., a mobile video advertising network. He also served as president & CEO of Glu Mobile Inc., a publisher of mobile video games, from October 2003 to December 2009, has served as CEO of SONICblue, Inc., Ancestry.com, and 3DFX Interactive, and has held senior management roles for Virgin USA, Time Warner, and Capcom. Mr. Ballard has previously served on the boards of Better Place Forests Co., DTS Inc., Transpera, Inc., Glu Mobile Inc., Pinnacle Systems, Inc., Imagine Games Network, and THQ Inc.

Terry Jimenez. Terry Jimenez joined the Board in October 2022 and was named Chairman of the Board effective May 1, 2023. He is also a member of the Nominating and Governance Committee. Mr. Jimenez previously served as Chief Executive Officer, President and member of the board of directors at Tribune Publishing Company, a publicly traded diversified media company with $1 billion in annual revenue. Prior to Tribune Publishing, he was a Partner within IBM’s Global Business Services division working on large transactions in Australia, Brazil, UK, Poland, Holland, Italy and other countries. He previously served as Chairman of the BestReviews board and currently serves on the boards of the Ronald McDonald House Charities of Chicagoland/NW Indiana and Northern Illinois University College of Business. Mr. Jimenez has nearly 30 years of experience in executive leadership roles, M&A transactions, and capital allocation.

Katherine L. Scherping. Katherine L. Scherping, CPA, CGMA joined the Board in May 2022 and is the Chair of the Audit Committee and a member of the Nominating and Governance Committee. Ms. Scherping has served as Chief Executive Officer of KLS Advisors, Inc., a financial and executive leadership advisory firm, since October 2011. Ms. Scherping previously served as Chief Financial Officer of National CineMedia, Inc. (Nasdaq: NCMI), the largest cinema advertising network in the U.S., from August 2016 to March 2020. She also served in various positions at QCE, LLC (d/b/a Quiznos Subs), a privately held quick-serve sub sandwich restaurant franchisor, including as Interim Chief Executive Officer in 2016 and Chief Financial Officer from December 2013 to July 2016. Previously, Ms. Scherping also served as Chief Financial Officer of Red Robin Gourmet Burgers, Inc. (Nasdaq: RRGB) and of Tanning Technology Corporation (formerly Nasdaq: TANN), which operated as an information technology services provider. Ms. Scherping served as chair of the audit committee of the board of directors of Papa Murphy’s Holdings, Inc. (formerly Nasdaq: FRSH), from February 2017 until its acquisition by MTY Food Group Inc. (OTC: MTYFF) in May 2019. Ms. Scherping received her B.S. in Accounting from Northern Illinois University. Ms. Scherping has over 38 years of finance, accounting, and managerial experience.

Brian Stech. Brian Stech joined the Board in May 2022 and is a member of the Compensation Committee. Mr. Stech has served as the Chief Executive Officer of Pedego, an award-winning brand and the largest chain of electric bike stores in North America, since April 2023. Previously, Mr. Stech served as the Chief Executive Officer of Vinci Brands LLC, a global leader in consumer tech protection, carry and power solutions, from August 2021 to April 2023. Prior to that, Mr. Stech served as Chief Executive Officer of Incipio Group, from September 2019 until it was sold in August 2021. Prior to that, Mr. Stech served in various senior level roles at ZAGG, Inc. (formerly Nasdaq: ZAGG), including as President from March 2018 to July 2019, Chief Commercial Officer from July 2017 to March 2018, President of the ZAGG Business Unit from 2016 to July 2017 and Executive Vice President, Global Sales and Marketing from 2014 to 2016. Previously, Mr. Stech also served as President of SteelSeries ApS from 2008 to 2014, Global Director, Marketing & Channel Development for Motorola, Inc. (formerly NYSE: MOT), from 2006 to 2008, General Manager & Director of Mobility Electronics, Inc. (formerly Nasdaq: MOBE) (n/k/a iGo, Inc.), from 2000 to 2006; and Sales & Category Management for Ralston Purina Company (n/k/a Nestlé Purina PetCare Company), from 1998 to 2000. Mr. Stech previously served on the board of directors of GUNNAR Optiks, LLC, a gaming and computer eyewear company, from January 2017 to April 2023. Mr. Stech received his B.S. in Business from Indiana University.

Julia W. Sze. Julia W. Sze, CFA joined the Board in December 2022 and is the Chair of the Nominating and Governance Committee and a member of the Compensation Committee. Since 2008, she has been at the forefront of the impact investing field, working to build better ESG standards in businesses at all stages. She currently serves on the board and audit and compensation committees of Cavco Industries, the country’s third largest manufacturer of systems-built homes, and on the boards of Laird Norton Wealth Management and Tern Bicycles. She is a distinguished professional faculty member at UC Berkeley’s Haas School of Business and the University of New Mexico’s Anderson School of Management, where she teaches courses on impact investing and portfolio management. In addition to her public company board experience and financial and operations experience, Ms. Sze provides the board with extensive expertise in international capital markets and ESG best practices.

Michelle D. Wilson. Michelle D. Wilson joined the Board in May 2022 and is the Chair of the Compensation Committee. Ms. Wilson has served as Co-Founder and Co-Chief Executive Officer of Isos Capital Management, an independent investment firm focused on investment opportunities in the media, entertainment and sports industries, since January 2021. She also serves on the board of directors of World Wrestling Entertainment, Inc. (NYSE: WWE) (“WWE”) and of WTA Ventures, the commercial entity of the Women’s Tennis Association. Ms. Wilson previously served as the Co-Founder, Co-Chief Executive Officer and Co-Chairman of Isos Acquisition Corporation (n/k/a Bowlero Corp. (Nasdaq: BOWL)), from January 2021 until its merger with Bowlero Corp. (“Bowlero”) in December 2021. From February 2020 to December 2020, Ms. Wilson was a private investor. Prior to that, Ms. Wilson served in various roles for WWE, including as Co-President and member of the board of directors from February 2018 to January 2020, Chief Revenue & Marketing Officer from 2013 to February 2018, and Chief Marketing Officer from 2009 to 2013. Earlier in her career, Ms. Wilson served in various positions with the United States Tennis Association, the XFL, the National Basketball Association, RJR Nabisco, Inc. (n/k/a Nabisco), and Johnson & Johnson (NYSE: JNJ). Ms. Wilson currently serves as a member of the board of directors of Bowlero and the Make-A-Wish Foundation of Connecticut, since 2015. Ms. Wilson received her MBA from Harvard Business School and her BSE in Chemical Engineering from the University of Pennsylvania. Ms. Wilson possesses business and financial planning expertise and extensive executive-level experience in marketing, strategy and operations across a variety of consumer brands and sectors.

Andrew Wolfe, Ph.D. Andrew Wolfe, Ph.D. joined the Board in February 2012 and is a member of the Audit Committee and the Nominating and Governance Committee. Dr. Wolfe founded Wolfe Consulting in 2002, and currently serves as a technology and intellectual property consultant in the consumer electronics, computer, and semiconductor industries. He also testifies and serves as a consulting expert for intellectual property and other technology-related litigation matters. In addition, he serves as a lecturer at Santa Clara University where he teaches about Embedded Systems, Computer Architecture, and Mechatronics and he is currently a fellow at the Institute of Electrical and Electronic Engineers. Previously, Dr. Wolfe was Chief Technology Officer for SONICblue, Inc. (formerly S3, Inc.) from 1999 to 2002 and also served as Senior Vice President of Business Development from 2001 to 2002. Dr. Wolfe has over 30 years of experience working with Fortune 500 corporations and technology startups, with expertise in developing new products and technologies as well as in product and intellectual property strategy.

EXECUTIVE OFFICERS

The following table sets forth the names, current ages and titles of the Company’s two current Named Executive Officers.

Name	Age	Title
Executive Officers
Juergen Stark	56	Chief Executive Officer and President
John T. Hanson	66	Chief Financial Officer, Treasurer and Secretary

Juergen Stark. Mr. Stark’s biography is included above under the section titled “Our Board of Directors.”

John T. Hanson. Mr. Hanson is our Chief Financial Officer, Treasurer and Secretary and has served as Chief Financial Officer of the Company since September 2013. Before joining the Company, Mr. Hanson served as Executive Vice President and Chief Financial Officer of Dialogic, Inc., a global telecommunications network appliance and software business, from September 2011 to June 2013. From June 2013 to September 2013 and from April 2011 to September 2011, Mr. Hanson pursued personal interests. From April 2008 to April 2011, Mr. Hanson served as Chief Financial Officer for OneCommunications Corp., a local exchange carrier located in Boston, Massachusetts. Mr. Hanson has also previously served as the Chief Financial Officer for Worldport Communications, Inc., Millennium Rail, Inc., and Wace USA, Inc., and in other senior financial positions with Motorola, Inc. and Ameritech, Inc. Mr. Hanson has a B.A. in Commerce with an accounting major from DePaul University and an M.B.A. from the Northwestern University J.L. Kellogg Graduate School of Business. He is a CPA (inactive) in Illinois and was previously an adjunct professor at the Lake Forest Graduate School of Management.

There are no family relationships among any of our directors and/or executive officers. There are currently no legal proceedings, and during the past 10 years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors.

CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

The Company is committed to ethical business practices. Our Code of Conduct applies to all of the Company’s employees, officers and directors, and our Code of Ethics for Senior Financial Employees applies to the Company’s principal executive officer (“PEO”), principal financial officer and principal accounting officer within the meaning of the SEC regulations adopted under the Sarbanes-Oxley Act of 2002, as amended, as well as certain other senior financial employees. The Company’s Code of Conduct can be found on the Company’s website at https://corp.turtlebeach.com/ under the heading “Corporate Governance—Code of Business Conduct and Ethics.” Please note that none of the information on the Company’s website is incorporated by reference in this Amendment. The Company intends to post on its website any amendment to the Company’s Code of Conduct.

Committees of the Board of Directors

The Board currently has three standing committees: the Nominating and Governance Committee, the Compensation Committee, and the Audit Committee.

Nominating and Governance Committee

The Nominating and Governance Committee operates under a written charter adopted by the Board, which is available on the Company’s website at https://corp.turtlebeach.com/ under the heading “Corporate Governance—Nominating and Governance Committee Charter.” The primary purpose of the Nominating and Governance Committee is to assist the Board in promoting the best interest of the Company and its stockholders through the implementation of sound corporate governance principles and practices. The functions of the Nominating and Governance Committee include, among other things: (i) identifying, reviewing and evaluating candidates to serve on the Board; (ii) determining the minimum qualifications for service on the Board; (iii) developing and recommending to the Board an annual self-evaluation process for the Board and overseeing the annual self-evaluation process; (iv) overseeing the Company’s ESG practices; (v) developing, as appropriate, a set of corporate governance principles, and reviewing and recommending to the Board any changes to such principles; and (vi) reviewing and evaluating the Nominating and Governance Committee’s charter.

The Nominating and Governance Committee considers stockholder nominees for directors in the same manner as nominees for director from other sources, which may include, in some cases, a third-party firm. Stockholder suggestions for nominees for director should be submitted to the Company’s Secretary no later than the date by which stockholder proposals for action must be and should include the information required under our Bylaws.

The current members of the Nominating and Governance Committee are Ms. Sze, Ms. Scherping, Dr. Wolfe, and Mr. Jimenez. Ms. Sze serves as the Chair of the committee, and Ms. Scherping served as the Chair of the committee during fiscal year 2022 and through April 2023. The Board has determined that Dr. Wolfe, Mr. Jimenez, and Mses. Scherping and Sze are “independent” as defined in the applicable Nasdaq listing standards and the applicable rules under the Exchange Act. The Nominating and Governance Committee met five times in 2022.

Audit Committee

The Audit Committee operates under a written charter adopted by the Board, which is available on the Company’s website at https://corp.turtlebeach.com/ under the heading “Corporate Governance—Audit Committee Charter.” The Audit Committee’s primary purpose is to assist the Board in the oversight of the integrity of its accounting and financial reporting process, audits of the Company’s financial statements and its compliance with legal and regulatory requirements. The functions of the Audit Committee include, among other things: (i) hiring the Company’s independent registered public accounting firm to conduct the annual audit of the Company’s consolidated financial statements and monitoring its independence and performance; (ii) reviewing and approving the planned scope of the annual audit and the results of the annual audit; (iii) pre-approving all audit services and permissible non-audit services provided by the Company’s independent registered public accounting firm; (iv) reviewing the significant accounting and reporting principles to understand their impact on the Company’s consolidated financial statements; (v) reviewing the Company’s internal financial, operating and accounting controls with management and the Company’s independent registered public accounting firm; (vi) reviewing with management and the Company’s independent registered public accounting firm, as appropriate, the Company’s financial reports, earnings announcements and its compliance with legal and regulatory requirements; (vii) establishing procedures for the treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and confidential submissions by the Company’s employees of concerns regarding questionable accounting or auditing matters; (viii) reviewing and approving related-party transactions; and (ix) reviewing and evaluating the Audit Committee charter.

It is the responsibility of the Audit Committee to maintain free and open communication among the Audit Committee, the independent registered public accounting firm, the internal audit function, and Company management. In discharging its oversight role, the Audit Committee is empowered to investigate any matter brought to its attention with full access to all books, records, facilities and personnel of the Company and the power to retain at the expense of the Company independent outside counsel or other experts or advisers as it deems necessary to carry out its duties. In addition, the Audit Committee periodically meets in executive session without management present. A detailed list of the Audit Committee’s functions is included in its charter, a copy of which can be found on the Company’s website. The Company maintains a policy that the Audit Committee review certain transactions in which the Company and its directors, executive officers, or their immediate family members are participants to determine whether a related person has a direct or indirect material interest. The Audit Committee is responsible for reviewing and, if appropriate, approving or ratifying any such related party transaction. See the “Item 12–Certain Relationships and Related Party Transactions” section of this Amendment.

The current members of the Audit Committee are Ms. Scherping, Mr. Ballard, and Dr. Wolfe. Ms. Scherping serves as the Chair of the Audit Committee, and Mr. Keitel served as the Chair during fiscal year 2022 and through April 2023. The Board has determined that each member of the Audit Committee is “financially literate” and “independent” as defined in the applicable Nasdaq listing standards and the applicable rules under the Exchange Act. In addition, the Board has determined that Ms. Scherping is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K of the Exchange Act. The Audit Committee held seven meetings in 2022. Ms. Scherping joined the Audit Committee following her appointment to the Board on May 17, 2022.

Item 11 – Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis describes and analyzes the 2022 compensation program for our principal executive officer and our principal financial officer, who were our only executive officers at fiscal year-end (our “Named Executive Officers”). For 2022, our Named Executive Officers were:

•	Juergen Stark, our Chairman, Chief Executive Officer, and President (our “CEO”); and

•	John T. Hanson, our Chief Financial Officer, Treasurer, and Corporate Secretary (our “CFO”).

This Compensation Discussion and Analysis describes the material elements of our executive compensation program during 2022. It also provides an overview of our executive compensation philosophy, including our principal compensation policies and practices. Finally, it analyzes how and why the Compensation Committee of our Board (the “Compensation Committee”) and our Board arrived at the specific compensation decisions for our Named Executive Officers in 2022 and discusses the key factors that were considered in determining their compensation.

Executive Summary

Who We Are

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

Business Highlights

2022 was a challenging year from a macroeconomic and gaming market standpoint. Lower consumer demand, heavy competitive discounting, and extraordinarily high freight costs all impacted our profitability and created challenges for the gaming industry generally. 2022 business highlights included the following:

•	Net revenue was $240.2 million, compared to $366.4 million in 2021;

•	Net income (loss) was $(59.5) million, or $(3.62) per diluted share, compared to net income of $17.7 million, or $0.97 per diluted share, in 2021; and

•	Adjusted EBITDA (loss) was $(18.7) million compared to $36.6 million in 2021.

Executive Compensation Highlights

Based on our overall operating environment and these results, our Board took the following key actions with respect to the compensation of our Named Executive Officers for and during 2022:

•	Base Salaries. Maintained the annual base salaries of our Named Executive Officers, including our CEO, at their 2021 levels.

•

Annual Cash Bonuses. Approved annual cash bonus awards equal to approximately 41% for our CEO, and 48% for CFO, of their target annual cash bonus opportunities under the terms of the Turtle Beach Corporation 2022 Bonus Plan (the “2022 Bonus Plan”), which reflected a 0% payout on 50% of the annual cash bonus tied to financial metrics.

•

Annual Long-Term Incentive Compensation Awards. Granted annual long-term incentive compensation opportunities with 50% of the value in the form of a performance-based restricted stock unit (“PSU”) award and 50% of the value in the form of a time-based restricted stock unit (“RSU”) award for our CEO and for our CFO, an award 40% in PSUs and 60% in RSUs. Based on the Company’s financial performance in 2022, the second performance period of the 2021 PSU awards and the first performance period of the 2022 PSU awards were not achieved and our Named Executive Officers received no payout for 2022 with respect to either equity award.

•

Retention Long-Term Incentive Compensation Awards. Pursuant to the Turtle Beach Corporation 2022 Retention Plan (the “2022 Retention Plan”), granted a time-based RSU award that will vest in May 2023 to our CEO with a grant date fair value of approximately $180,012 and a time-based RSU award to our CFO that will vest in May 2023 with a grant date fair value of approximately $112,484.

Relationship Between Pay and Performance

We design our executive compensation program to align the attraction, motivation, and retention of our Named Executive Officers with the goal of promoting the interests of our stockholders. To ensure this balance and to motivate and reward individual initiative and effort, we seek to ensure that a meaningful portion of our Named Executive Officers’ target annual total direct compensation opportunity is both “at-risk” and variable in nature.

We emphasize variable compensation that appropriately rewards our Named Executive Officers through the following two principal compensation elements:

•

First, we provide the opportunity to participate in our annual bonus plan, which provides cash payments if they produce short-term results aligned with long-term stockholder value that meet or exceed certain business objectives set forth in our annual operating plan and their individual performance objectives for the year.

•

Second, we grant both PSU awards and RSU awards, which in the aggregate comprise a majority of their target total direct compensation opportunities. The value of these equity awards depends entirely on the value of our Common Stock and, in the case of the PSU awards, their ability to achieve our financial goals over a multi-year period, thereby incentivizing our Named Executive Officers to build sustainable long-term value for the benefit of our stockholders.

These variable pay elements ensure that, each year, a substantial portion of our Named Executive Officers’ target total direct compensation is contingent (rather than fixed) in nature, with the amounts ultimately payable subject to variability above or below target levels commensurate with our actual performance.

We believe that these compensation elements provide balanced incentives for our Named Executive Officers to meet our business objectives and drive long-term growth. To ensure that we remain faithful to our compensation philosophy, the Compensation Committee regularly evaluates the relationship between the reported values of the equity awards granted to our Named Executive Officers, the amount of compensation realizable (and, ultimately, realized) from such awards in subsequent years, and our performance over this period.

Please refer to the “Pay-Versus-Performance Table” below which demonstrate that the compensation paid to our Named Executive Officers generally aligns with our performance for the performance measures presented in the table over the covered fiscal years, including total shareholder return, net income, and adjusted EBITDA.

Executive Compensation Policies and Practices

We endeavor to maintain sound governance standards consistent with our executive compensation policies and practices. The Compensation Committee reviews our executive compensation program on an annual basis to ensure consistency with our short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent. The following summarizes our executive compensation-related policies and practices that were in effect during 2022:

What We Do:

•

“Pay-for-Performance” Philosophy. We maintain a “pay-for-performance” compensation structure tied to achieving financial targets and specific business objectives, including through the use of PSU awards.

•

Maintain Independent Compensation Committee. The Compensation Committee is comprised solely of independent directors who determine our compensation policies and practices and who have established effective means for communicating with our stockholders regarding their executive compensation views and concerns, as described in this Amendment.

•

Conduct Executive Compensation Review. The Compensation Committee reviews and approves our compensation strategy annually, including a review of our compensation peer group used for comparative purposes and a review of our compensation-related risk profile to ensure that our compensation programs do not encourage excessive or inappropriate risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company.

•

Maintain Independent Compensation Advisor. The Compensation Committee engaged its own compensation consultant to assist with its 2022 compensation review. This consultant performed no other consulting or other services for us in 2022.

•	Short-Term Incentive Compensation Plan. We use financial metrics in our annual cash bonus plan.

•

Compensation At-Risk. Our executive compensation program is designed so that a significant portion of our Named Executive Officers’ compensation is “at risk” based on corporate performance, as well as equity-based, to align their interests with the interests of our stockholders.

•	Multi-Year Vesting Requirements. The annual equity awards granted to our Named Executive Officers vest over multi-year periods, consistent with current market practice and our retention objectives.

•

Compensation Recovery (“Clawback”) Policy. We maintain a compensation recovery (“clawback”) policy, which provides that, if due to material non-compliance with any financial reporting requirements under the United States federal securities laws, we are required to prepare an accounting restatement or if the intentional misconduct of an executive officer caused or partially caused the need for the restatement, our Board may recover from our Named Executive Officers the amount of the bonus, incentive compensation, or equity awards (including both time and performance-based awards) that was calculated based upon the achievement of certain financial results that would not have been met had the financial results been properly reported.

•

“Double-Trigger” Change-in-Control Arrangements. All change-in-control payments and benefits are based on a “double-trigger” arrangement (that is, they require both a change-in-control of the Company plus a qualifying termination of employment before payments and benefits are paid).

•

Retirement and Welfare Benefits. Our Named Executive Officers participate in broad-based Company-sponsored health and welfare benefit programs on the same basis as our other full-time, salaried employees, including payment of health care benefits for employees at the level of director and above and company matching contributions under our Section 401(k) retirement plan available to all employees.

•	Succession Planning. We review the risks associated with our Named Executive Officer positions to ensure adequate succession plans are in place.

What We Don’t Do:

•	No Employment Agreements. We do not have formal individual employment agreements.

•

No Executive Retirement Plans. We do not currently offer, nor do we have plans to offer, defined benefit pension plans or arrangements to our Named Executive Officers other than the plans and arrangements that are available to all employees. Our Named Executive Officers are eligible to participate in our Section 401(k) retirement plan on the same basis as our other employees.

•	No Perquisites. We do not currently provide perquisites or other personal benefits to our Named Executive Officers which are not provided to all employees.

•	Incentive Compensation Plan Payouts. We do not provide minimum payouts under either our short-term or long-term incentive compensation plans.

•	No Tax Payments on Perquisites. We do not provide any tax reimbursement payments (including “gross-ups”) on any perquisites or other personal benefits.

•

No Tax Payments on Change-in-Control Arrangements. We do not provide any excise tax reimbursement payments (including “gross-ups”) on payments or benefits contingent upon a change in control of the Company.

•

No Hedging or Pledging of our Equity Securities. Under our Securities Trading Policy, we prohibit our employees, including our executive officers, and the non-employee members of our Board from hedging or pledging our equity securities, except in certain limited circumstances where advance written approval is obtained from our Compliance Officer.

•	No Stock Option Repricing. We do not reprice outstanding stock options.

•	No Discounted Stock Options. We do not grant discounted stock options.

Stockholder Advisory Vote on Our Named Executive Officer Compensation

At our 2022 Annual Meeting of Stockholders, we conducted a non-binding stockholder advisory vote on the compensation of our Named Executive Officers (commonly known as a “Say-on-Pay” vote).

Approximately 82.5% of the votes cast approved our executive compensation program for 2021. Our Board and the Compensation Committee consider the result of the Say-on-Pay vote in determining the compensation of our Named Executive Officers. Based on the level of support for our executive compensation program demonstrated by the result of last year’s Say-on-Pay vote, among other factors, our Board and the Compensation Committee determined not to implement significant changes to our executive compensation program for 2022.

We value the opinion of our stockholders. Our Board and the Compensation Committee will continue to consider the result of the Say-on-Pay vote, as well as feedback received throughout the year, when making compensation decisions for our executive officers.

In addition, consistent with the recommendation of our Board and the preference of our stockholders as reflected in the non-binding stockholder advisory vote on the frequency of future Say-on-Pay votes held at our 2019 Annual Meeting of Stockholders, we intend to hold future Say-on-Pay votes on an annual basis. Accordingly, our next Say-on-Pay vote will be conducted at our 2023 Annual Meeting of Stockholders.

Executive Compensation Philosophy and Objectives

Our executive compensation program is guided by our overarching philosophy of paying for demonstrable performance. We strive to provide an executive compensation program that is competitive, rewards achievement of our business objectives and aligns our Named Executive Officers’ interests with those of our stockholders. Consistent with this philosophy, we have designed our executive compensation program to achieve the following primary objectives:

•	provide market competitive compensation benefit levels that will attract, motivate, reward, and retain a highly talented team of executives within the context of responsible cost management;

•	establish a direct link between our financial and operational results and strategic objectives and the compensation of our executives;

•

align the interests and objectives of our executives with those of our stockholders by linking their long-term incentive compensation opportunities to stockholder value creation and their cash incentives to our annual performance; and

•	offer total compensation opportunities to our executives that are competitive, internally consistent, and fair.

We structure the annual compensation of our Named Executive Officers using three principal elements: base salary, annual cash bonus opportunities, and long-term equity incentive opportunities in the form of equity awards. The design of our executive compensation program is influenced by a variety of factors, with the primary goals being to align the interests of our Named Executive Officers and stockholders and to link pay with performance.

We have not adopted policies or employed guidelines for allocating compensation between current and long-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. As described below, the Compensation Committee considers a variety of factors in formulating and proposing the appropriate yearly mix among such compensatory elements, including our compensation philosophy and the value of outstanding equity awards granted in prior years.

Compensation-Setting Process

Role of the Compensation Committee

The Compensation Committee discharges the responsibilities of our Board relating to the compensation of our Named Executive Officers. The Compensation Committee has the authority to make decisions regarding the compensation of our Named Executive Officers and the compensation of the non-employee members of our Board. The Compensation Committee has the overall responsibility for overseeing our compensation and benefits policies generally, and overseeing and evaluating the compensation plans, policies, and practices applicable to our executive officers.

In carrying out its responsibilities, the Compensation Committee evaluates our compensation policies and practices with a focus on the degree to which these policies and practices reflect our executive compensation philosophy, develops strategies and makes decisions that it believes further our philosophy or align with developments in best compensation practices and reviews the performance of our Named Executive Officers when making decisions with respect to their compensation.

The Compensation Committee’s authority, duties, and responsibilities are further described in its charter, which is reviewed annually and revised and updated as warranted. The charter is available at https://corp.turtlebeach.com/corporate-governance/compensation-committee-charter/.

The Compensation Committee retains a compensation consultant (as described below) to provide support in its review and assessment of our executive compensation program which includes benchmarking of our peer group; however, the Compensation Committee exercises its own judgment in formulating and making decisions with respect to the compensation of our Named Executive Officers.

Setting Target Total Direct Compensation

Each year, the Compensation Committee conducts a review of the compensation arrangements of our Named Executive Officers, typically during the first fiscal quarter of the year. As part of this review, the Compensation Committee evaluates the base salary levels, annual cash bonus opportunities, and long-term incentive compensation opportunities of our Named Executive Officers and all related performance criteria.

The Compensation Committee does not establish a specific target for formulating the target total direct compensation opportunities of our Named Executive Officers. In formulating and making decisions about the compensation of our Named Executive Officers, the members of the Compensation Committee rely primarily on their general experience and subjective considerations of various factors, including the following:

•	our executive compensation program objectives;

•	our performance against the financial, operational, and strategic objectives established by the Compensation Committee and our Board;

•

each individual Named Executive Officer’s knowledge, skills, experience, qualifications, and tenure relative to other similarly situated executives at the companies in our compensation peer group and/or selected broad-based compensation surveys;

•

the scope of each Named Executive Officer’s role and responsibilities compared to other similarly situated executives at the companies in our compensation peer group and/or selected broad-based compensation surveys;

•

the prior performance of each individual Named Executive Officer, based on a subjective assessment of his or her contributions to our overall performance, ability to lead his or her business unit or function, and work as part of a team;

•	the potential of each individual Named Executive Officer to contribute to our long-term financial, operational, and strategic objectives;

•	the retention risk (and related replacement cost) of each individual Named Executive Officer;

•	our CEO’s compensation relative to that of our other Named Executive Officer;

•	our financial performance relative to our peers;

•

the compensation practices of our compensation peer group and the companies in selected broad-based compensation surveys and the positioning of each Named Executive Officer’s compensation in a ranking of peer company compensation levels based on an analysis of competitive market data; and

•	the recommendations of our CEO with respect to the compensation of our other Named Executive Officer (and not with respect to his own compensation).

These factors provide the framework for formulating and making decisions regarding the compensation opportunity for each Named Executive Officer. No single factor is determinative in making these decisions, nor is the impact of any individual factor on the determination of pay levels quantifiable.

The Compensation Committee does not weigh these factors in any predetermined manner, nor does it apply any formulas in formulating and making its compensation decisions for our Named Executive Officers. The members of the Compensation Committee consider this information in light of their individual experience, knowledge of the Company, knowledge of the competitive market, knowledge of each Named Executive Officer, and business judgment in making their decisions.

The Compensation Committee engages in biennial benchmarking against other companies’ compensation programs and practices to establish our compensation levels with respect to our Named Executive Officers. In formulating and making its decisions, the Compensation Committee reviews information summarizing the compensation paid at a representative group of peer companies, to the extent that the executive positions at these companies are considered comparable to our positions and informative of the competitive environment, and more broad-based compensation surveys to gain a general understanding of market compensation levels.

Role of Management

In discharging its responsibilities, the Compensation Committee works with members of our management, including our CEO. Our management assists the Compensation Committee by providing information on corporate and individual performance, and management’s perspective on compensation matters. The Compensation Committee solicits and reviews our CEO’s proposals with respect to program structures, as well as his recommendations for adjustments to annual cash compensation, long-term incentive compensation opportunities, and other compensation-related matters for our other Named Executive Officer (but not with respect to his own compensation), based on his evaluation of the other Named Executive Officer’s performance for the prior year.

The Compensation Committee reviews and discusses the CEO’s proposals and recommendations and considers them as one factor in formulating and making its decisions with respect to the compensation of our Named Executive Officers. Our CEO also attends meetings of our Board and the Compensation Committee at which executive compensation matters are addressed, except with respect to discussions involving his own compensation.

Role of Compensation Consultant

The Compensation Committee has the sole authority to retain an external compensation consultant to assist it by providing information, analysis, and other advice relating to our executive compensation program and the recommendations and decisions resulting from its annual executive compensation review, including the authority to approve the consultant’s reasonable fees and other retention terms. The compensation consultant reports directly to the Compensation Committee and its chair and serves at the discretion of the Compensation Committee, which reviews the engagement annually.

In 2022, the Compensation Committee engaged Compensia, Inc. (“Compensia”), a national compensation consulting firm, to serve as its compensation consultant and advise on select executive compensation matters and the selection of the compensation peer group.

During 2022, Compensia provided the following:

•	the review, analysis, and updating of our compensation peer group, including both with respect to short and long-term compensation;

•	consultation with the Compensation Committee chair on select topics; and

•	support on other ad hoc matters throughout the year.

The terms of Compensia’s engagement includes reporting directly to the Compensation Committee chair. In 2022, Compensia did not provide any other services to us.

The Compensation Committee has evaluated its relationship with Compensia to ensure that it believes that such firm is independent from management. This review process included a review of the services that such compensation consultant provided, the quality of those services, and the fees associated with the services provided during 2022. Based on this review, as well as consideration of the factors affecting independence set forth in Exchange Act Rule 10C-1(b)(4), Rule 5605(d)(3)(D) of the NASDAQ Marketplace Rules and such other factors as were deemed relevant under the circumstances, the Compensation Committee has determined that no conflict of interest was raised as a result of the work performed by Compensia.

Competitive Positioning

The Compensation Committee believes that peer group comparisons are useful guides to measure the competitiveness of our executive compensation program and related policies and practices. For purposes of assessing our executive compensation against the competitive market, the Compensation Committee reviews and considers the compensation levels and practices of a select group of peer companies. This compensation peer group consists of consumer-related technology companies that are similar to us in terms of revenue, market capitalization, and industry focus. The competitive data drawn from this compensation peer group is one of several factors that the Compensation Committee uses to formulate and make its decisions every two years with respect to the compensation of our Named Executive Officers.

In November 2021, the Compensation Committee directed Compensia to review the compensation peer group in light of current market conditions and to remove acquired or to be acquired companies and those companies which fell meaningfully above or below best practice size ranges and to retain key peer companies identified by management and/or the Compensation Committee. In identifying and selecting the companies to comprise the updated compensation peer group, Compensia considered the following primary criteria:

•

publicly traded companies headquartered in the United States in the consumer-related technology industry, primarily companies with a focus on audio and video equipment and electronic products and whose products may compete with ours and who recruit from similar employee talent pools;

•

similar revenues – within a range of approximately 0.4x to approximately 2.5x of our then-trailing four quarters’ revenue of approximately $390 million (approximately $150 million to approximately $975 million); and

•

similar market capitalization – within a range of approximately 0.25x to approximately 5.0x of our then-market capitalization of approximately $295 million (approximately $100 million to approximately $2.3 billion).

Other than removing two acquired companies (Glu Mobile and Telenav), no changes were made to the peer group for 2022. The updated compensation peer group as approved by the Compensation Committee in November 2021 consisted of the following publicly-traded consumer-related technology companies:

Agilysys	Digi International	Iteris
Arlo Technologies	Digital Turbine	Universal Electronics
Avid Technology	EMCORE	Voxx International
CalAmp	GoPro
Corsair Gaming	Harmonic

The Compensation Committee uses data drawn from the companies in our compensation peer group to evaluate the competitive market when developing its recommendations for the total direct compensation packages for our executive officers, including base salary, target annual cash bonus opportunities, and long-term incentive compensation opportunities.

The Compensation Committee periodically reviews our compensation peer group and adjusts its composition if warranted, taking into account changes in both our business and the businesses of the companies in the peer group.

Compensation Elements

Generally, our executive compensation program consists of three principal elements – base salary, annual cash bonus opportunities, and long-term incentive compensation in the form of equity awards:

Element	Type of Element	Compensation Element	Objective
Base Salary	Fixed	Cash	Designed to attract and retain executives by providing fixed compensation amounts that are competitive in the market and reward performance
Annual Cash Bonuses	Variable	Cash	Designed to motivate our executives to achieve annual business objectives and provide financial benefits when we meet or exceed these annual objectives
Long Term Equity Incentive Compensation	Variable	Equity awards in the form of PSU awards and RSU awards	Designed to align the interests of our executives and our stockholders by motivating them to create sustainable long-term stockholder value

Base Salary

Base salary represents the fixed portion of the compensation of our Named Executive Officers and is an important element of compensation intended to attract and retain highly talented individuals. We use base salary to provide each Named Executive Officer with a specified level of cash compensation during the year with the expectation that he will perform his responsibilities to the best of his ability and in our best interests.

Generally, we established the initial base salaries of our Named Executive Officers through arm’s-length negotiation at the time we hired the individual, taking into account his position, qualifications, experience, prior salary level, and the base salaries of our other executive officers. Thereafter, the Compensation Committee reviews the base salaries of our Named Executive Officers each year as part of its annual review of our executive compensation program, with input from our CEO (except with respect to his own base salary) and formulates and makes decisions for adjustments as it determines to be reasonable and necessary to reflect the scope of a Named Executive Officer’s performance, individual contributions and responsibilities, position in the case of a promotion, and market conditions.

In March 2022, the Compensation Committee reviewed the base salaries of our Named Executive Officers, taking into consideration the prior year’s competitive market analysis prepared by its compensation consultant and the recommendations of our CEO (except with respect to his own base salary), as well as the other factors described in “Compensation-Setting Process – Setting Target Total Direct Compensation” above. Following this review, the Compensation Committee determined to maintain the annual base salaries of each of our Named Executive Officers at their 2021 levels.

The base salaries of our Named Executive Officers for 2021 and 2022 were as follows:

Named Executive Officer	2021 Annual Base Salary ($)	2022 Annual Base Salary ($)	Percentage Adjustment
Mr. Stark	$600,000	$600,000	—
Mr. Hanson	$375,000	$375,000	—

The base salaries paid to our Named Executive Officers during 2022 are set forth in the “2022 Summary Compensation Table” below.

Annual Cash Bonuses

We use an annual cash bonus plan to motivate our Named Executive Officers to achieve our annual business goals. In March 2022, the Compensation Committee approved the 2022 Bonus Plan to provide incentives for our Named Executive Officers to meet or exceed the principal business objectives set forth in our 2022 annual operating plan. Pursuant to the 2022 Bonus Plan, the Compensation Committee formulated and determined a target annual cash bonus opportunity for each participant in the plan and corporate and individual performance goals for the plan, with actual awards payable based on our 2022 actual performance. The Compensation Committee determined that 50% of our Named Executive Officers’ target annual cash bonus opportunities would be based on corporate performance and 50% on their individual performance. Under the 2022 Bonus Plan, payments are made based on our performance with respect to each of the corporate performance measures and the individual performance measures to the extent to which each objective was achieved for the year.

Target Annual Cash Bonus Opportunities

For purposes of the 2022 Bonus Plan, cash bonuses were to be based upon a specific percentage of each Named Executive Officer’s annual base salary. In March 2022, as part of its annual review of our executive compensation program, the Compensation Committee reviewed the target annual cash bonus opportunities of our Named Executive Officers, taking into consideration a competitive market analysis prepared by its compensation consultant and the recommendations of our CEO (except with respect to his own target annual cash bonus opportunity), as well as the other factors described in “Compensation-Setting Process – Setting Target Total Direct Compensation” above. Following this review, the Compensation Committee determined to set the target annual cash bonus opportunities for 2022 for our Named Executive Officers as follows:

Named Executive Officer	2022 Target Annual Cash Bonus Opportunity (as a percentage of base salary)	2022 Target Annual Cash Bonus Opportunity ($)
Mr. Stark	100%	$600,000
Mr. Hanson	65%	$243,750

Potential annual cash bonuses for our Named Executive Officers under the 2022 Bonus Plan could range from zero to 200% of their target annual cash bonus opportunity.

Corporate Performance Measures

Participants in the 2022 Bonus Plan were eligible to receive a payment with respect to 50% of their target annual cash bonus opportunity based upon the attainment of one or more corporate performance measures that were selected by the Compensation Committee, which related to financial objectives that were important to us. The Compensation Committee selected two corporate performance measures for the 2022 Bonus Plan: net revenue (weighted 50%) and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) (weighted 50%), which represent corporate performance and together represent half of the bonus opportunity. The Compensation Committee believed these performance measures were appropriate because, in its view, they were strong indicators of successful execution of our annual operating plan and they provided a strong emphasis on growth while managing expenses and strengthening our customer and employee relationships. The Compensation Committee also believed these measures would also most directly influence the creation of sustainable long-term stockholder value.

For purposes of the 2022 Bonus Plan:

•	“Net Revenue” meant our GAAP Net Revenue, as reflected in our audited financial statements for 2022; and

•

“Adjusted EBITDA” was defined as net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation (non-cash), and certain non-recurring special items that we believe are not representative of core operations.

The payment scale for each of these corporate performance measures is set forth below. To the extent that performance for any measure was below the threshold performance level, there would be no payment with respect to that measure. In addition, the potential payment for any measure was capped at the maximum performance level. Achievement levels and payment percentages for performance between the threshold and maximum performance levels were developed by the Compensation Committee. Payment for performance for points between those reflected in the table were calculated using straight-line interpolation.

Net Revenue Table

Net Revenue	<$274 million	$274 million (Threshold)	$274 million to $365.6 million	$365.6 million (Target)	>$365.6 million (Maximum)
Payout	0	25% of target	Scale proportionate with revenue difference	100% of target	Scale proportionate to result at 250%

Adjusted EBITDA Table

Adjusted EBITDA	<$21.5 Million	$21.5 million (Threshold)	$21.5 million to $35.8 million	$35.8 million (Target)	>$35.8 million (Maximum)
Payout	0	25% of target	Scale proportionate with Adjusted EBITDA difference	100% of target	Scale proportionate to result at 200%

Individual Performance Measures

In addition to the corporate performance measures under the 2022 Bonus Plan, 50% of the target annual cash bonus opportunities for each of our Named Executive Officers was based on their individual performance for the year. In the case of our CEO, the Compensation Committee reviewed his individual performance, including in relation to the execution of our annual operating plan and the financial, operational, and strategic goals included therein. In the case of our CFO, our CEO assessed our CFO’s individual performance and made a recommendation to the Compensation Committee. The assessments of the Compensation Committee and our CEO, respectively, were primarily subjective, after taking into consideration the specific financial, operational, and strategic performance objectives that had been established for each Named Executive Officer at the beginning of the year and which were consistent with the goals of our 2022 annual operating plan.

Individual performance also represents 50% of our Named Executive Officers’ bonus opportunities. The Compensation Committee approved the following individual performance measures for each Named Executive Officer for purposes of the 2022 Bonus Plan:

•

Mr. Stark’s objectives were related to his function as our CEO. His individual performance objectives included growing our market share in console headsets in the US and major EU markets, driving product diversification through PC and other new product segments, driving Company financials to offset inflationary cost pressures, positioning the Company for revenue growth, and maximizing stockholder value by continuing to consider strategic options and driving effective investor relations and corporate public relations.

•

Mr. Hanson’s objectives were related to his function as our CFO. His individual performance objectives included identifying opportunities for working capital improvements, assisting with product cost improvements and operating expense efficiency, improving financial processes, continuing to mature our cybersecurity program, positioning the Company for revenue growth, and maximizing stockholder value by continuing to consider strategic options and driving effective investor relations and corporate public relations.

Annual Cash Bonus Payments

In March 2023, the Compensation Committee determined that, for 2022, our actual net revenue was $240.2 million and our actual Adjusted EBITDA was $(18.7) million. As noted above, 2022 was an extremely challenging year for the gaming industry marked by an unprecedented decline in gaming demand which was exacerbated by retail channel inventory reductions, high freight costs related to the pandemic supply chain challenges and heavy competitive discounting. Based on this performance and the relative weighting of each corporate performance measure, the Compensation Committee determined that the percentage achievement, and the corresponding payment levels, with respect to the corporate performance measures were as follows:

Corporate Performance Measure	Weighting	Percentage Achievement Versus Target Performance	Weighted Payment Level
Net Revenue	25%	65.7%	0%
Adjusted EBITDA	25%	(52.2%)	0%

Based on these results, our Named Executive Officers received 0% of their target amount with respect to the corporate performance component of the 2022 Bonus Plan, which corresponded to 50% of the target annual cash bonus opportunity for each Named Executive Officer.

In addition, in March 2023, our CEO evaluated the individual performance of our CFO against each of his individual performance measures, and the Compensation Committee evaluated the performance of our CEO against his individual performance measures. Following review, the Compensation Committee approved payment at 41% of target for our CEO and 48% of target for our CFO, with respect to their individual performance components of the 2022 Bonus Plan.

The following table sets forth the target annual cash bonus opportunities and the actual cash bonus payments made to our Named Executive Officers for 2022:

Named Executive Officer	2022 Target Annual Bonus Opportunity (as a percentage of base salary)	2022 Target Annual Bonus Opportunity ($)	Corporate Performance Measure Achievement Level (%)	Individual Performance Measure Achievement Level (%)	2022 Actual Annual Bonus Payment ($)	2022 Actual Annual Bonus Payment (as a percentage of 2022 target annual bonus opportunity)
Mr. Stark	100%	$600,000	0%	41%	$247,500	41%
Mr. Hanson	65%	$243,750	0%	48%	$117,366	48%

The annual bonuses awarded to our Named Executive Officers for 2022 are set forth in the “2022 Summary Compensation Table” below.

Long-Term Equity Incentive Compensation

As a technology company that encounters significant competition for qualified personnel, long-term incentive compensation plays a critical role in our ability to attract, hire, motivate, and reward qualified and experienced executive officers. The use of long-term incentive compensation in the form of equity awards is necessary for us to compete for qualified executive officers without significantly increasing cash compensation and is the most important element of our executive compensation program. We use equity awards to incentivize and reward our Named Executive Officers for long-term corporate performance based on the value of our Common Stock and, thereby, to align their interests with the interests of our stockholders. The realized value of these equity awards bears a direct relationship to our stock price, and, therefore, these awards are an incentive for our Named Executive Officers to create value for our stockholders. Equity awards also help us retain our Named Executive Officers in a highly competitive market.

In 2022, the Compensation Committee used a combination of PSU awards that may be earned and settled for shares of our Common Stock and time-based RSU awards that may be settled for shares of our Common Stock to motivate and reward our Named Executive Officers for long-term increases in the value of our Common Stock. The Compensation Committee believes that these equity awards align the interests of our Named Executive Officers with the interests of our stockholders by providing a significant incentive for them to manage our business from the perspective of an owner with an equity stake in the outcome of our financial and operational results and help us to achieve our retention objectives.

In the case of PSU awards, the Compensation Committee believes that such awards serve as a highly effective source of motivation to our Named Executive Officers to drive our financial performance. In addition, PSU awards provide a direct link between compensation and stockholder return, thereby motivating our Named Executive Officers to focus on and strive to achieve both our annual and long-term financial and strategic goals. In addition, because RSU awards represent the right to receive shares of our Common Stock upon settlement and have value even in the absence of stock price appreciation, the Compensation Committee believes that we are able to incentivize and retain our Named Executive Officers using fewer shares of our Common Stock than would be necessary if we used other equity vehicles, such as stock options, to provide an equity stake in the Company. Since the value of RSU awards increases with any increase in the value of the underlying shares of Common Stock, RSU awards also serve as an incentive that aligns the long-term interests of our Named Executive Officers with the interests of our stockholders. The Compensation Committee believes that a portfolio of PSU awards and RSU awards appropriately balances the incentive benefits of a performance-based equity award vehicle with the retention and stockholder anti-dilution objectives of a time-based equity award vehicle, enabling us to use our equity compensation resources efficiently.

To date, the Compensation Committee has not applied a rigid formula in determining the size of the equity awards to be granted to our Named Executive Officers. Instead, the Compensation Committee has exercised its judgment as to the amount of the awards after taking into consideration a competitive market analysis prepared by its compensation consultant, the recommendations of our CEO (except with respect to his own equity award), the remaining prospective incentive and retention value of the outstanding equity holdings of each Named Executive Officer (including the current economic value of his unvested equity holdings), the projected impact of the proposed awards on our earnings, the proportion of our total shares outstanding used for annual long-term incentive compensation awards (our “burn rate”) in relation to the annual burn rate ranges of the companies in our compensation peer group, the potential voting power dilution to our stockholders in relation to the median practice of the companies in our compensation peer group, as well as the other factors described in “Compensation-Setting Process — Setting Target Total Direct Compensation” above. Based upon these factors, the Compensation Committee formulates and determines the size of each equity award it decides to grant at levels it considers appropriate to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value.

2022 Annual Equity Awards

Named Executive Officer	RSU Award (number of shares)	Market Growth PSU Award (target number of shares)	Adjusted EBITDA PSU Award (target number of shares)
Mr. Stark	65,000	32,500	32,500
Mr. Hanson	24,000	8,000	8,000

In April 2022, after taking into consideration the factors described above, once again the Compensation Committee determined to grant our Named Executive Officers PSU awards and RSU awards. Further, the Compensation Committee determined that 50% of our CEO’s equity award should be in the form of an RSU award with the remaining 50% of the award being the form of a PSU award, while 60% of our CFO’s equity award should be in the form of an RSU award with the remaining 40% of the award being the form of a PSU award. The equity awards granted to our Named Executive Officers for 2022 were as follows:

RSU Awards

The RSU awards granted to our Named Executive Officers vest over a four-year period, with one-quarter of the restricted stock units subject to the award vest on April 1, 2023, and the remainder of the restricted stock units subject to the award vesting in equal annual installments until April 1, 2026, contingent upon the Named Executive Officer’s continued employment with or service to the Company through each applicable vesting date. The RSUs represent a contingent right to receive one share of our Common Stock for each unit that vests, or cash with a value equal to the fair market value of the underlying Common Stock, or a combination thereof. The RSU award is subject to the terms of our 2013 Stock-Based Incentive Compensation Plan and the applicable award agreement.

Market Growth PSU Awards

The Market Growth PSU Award granted to our Named Executive Officers vests annually, with the number of units earned varying between 0% to 200% of the target number of units granted (with the payout range scaling linearly between the measurement points) based on the calculated “earned” units as determined based on our revenue growth exceeding “market” growth for 2022, 2023, and 2024:

•	33% vest after the first year based on the calendar year 2022 measurement;

•	33% vest after the second year based on the calendar year 2023 measurement; and

•	34% vest after the third year based on the calendar year 2024 measurement.

	First Performance Period	Second and Third Performance Periods
Below market	0%	0%
At market	50%	25%
Market + 5%/year	100%	100%
Market + 10%/year	200%	200%

For purposes of the Market Growth PSU award, “market” is defined as NPD+GFK market sell through size for North America, the United Kingdom, France, Germany all gaming headsets, keyboards, and mice.

EBITDA PSU Awards

The EBITDA PSU Award granted to our Named Executive Officers vests annually, with the number of units earned varying between 0% to 200% of the target number of units granted (with the payout range scaling linearly between the measurement points) based on the calculated “earned” units as determined based on our Adjusted EBITDA as a percentage of net revenue for 2022, 2023, and 2024:

•	33% vest after the first year based on the calendar year 2022 measurement;

•	33% vest after the second year based on the calendar year 2023 measurement; and

•	34% vest after the third year based on the calendar year 2024 measurement.

2022	2023	2024		2022 EBITDA Calculation
EBITDA Percentage	EBITDA Percentage	EBITDA Percentage	Payout	$365.6 (plan revenue in millions)
6%	7%	8%	0%	$21.9
8%	9%	10%	50%	$29.2
10%	11%	12%	75%	$32.9
12%	13%	14%	100%	$36.6
14%	15%	16%	125%	$40.2
15%	16%	17%	150%	$43.9
16%	17%	18%	200%	$51.2

In the event of a change in control, with respect to the PSU awards, the performance period will be truncated at the change in control date. If performance through the CIC date is measurable, the actual number of units earned will be determined and converted to a time-based RSU award vesting over the remainder of the performance period. If performance through the change in control date is not measurable, the target number of units will be considered earned and converted to a time-based RSU award vesting over the remainder of the performance period. In the event that a Named Executive Officer’s employment is terminated without cause or such Named Executive Officer resigns for good reason during the one-year period immediately following the change in control (including the three-month period immediately preceding the change in control for Mr. Stark), then the vesting of the time-based RSU awards earned pursuant to the foregoing sentence will be accelerated in full.

Results of 2021 and 2022 PSU Awards

In March 2023, the Compensation Committee reviewed and evaluated our 2022 revenue growth and Adjusted EBITDA for purposes of the PSU awards granted in 2021 and the PSU awards granted in 2022. The Compensation Committee determined that we had not achieved either the threshold amount of revenue growth or the threshold amount of Adjusted EBITDA to earn a payout for the second performance period of the 2021 PSU awards or the first performance period of the 2022 PSU awards and, therefore, that our Named Executive Officers would receive no payout for 2022 with respect to either equity award.

	2021 PSU Awards		2022 PSU Awards
Named Executive Officer	Target Number of Units for 2021 PSU Awards	Number of Units Earned for 2021 PSU Awards	Target Number of Units for 2022 PSU Awards	Number of Units Earned for 2022 PSU Awards
Mr. Stark	16,500	0	21,450	0
Mr. Hanson	3,960	0	5,280	0

The equity awards granted to our Named Executive Officers during 2022 are set forth in the “2022 Summary Compensation Table” and the “2022 Grants of Plan-Based Awards Table” below.

2022 Retention Equity Awards

In May 2022, in connection with our public announcement of exploring the sale of the Company, our Board adopted the Turtle Beach Corporation 2022 Retention Plan (the “2022 Retention Plan”) for senior-level employees designated by our Board, including our Named Executive Officers, who were designated as RSU participants. The plan was intended to encourage participants’ continued employment with us during the subsequent 18-month period.

As an RSU participant in the 2022 Retention Plan, each of our Named Executive Officers was granted by our Board an RSU award with respect to a number of shares of our Common Stock equal to 30% of his then-current base salary, divided by the closing market price of one share of our Common Stock on May 17, 2022 ($18.81). The total number of RSUs granted to our Named Executive Officers were as follows:

Named Executive Officer	RSU Award (number of units)
Mr. Stark	9,570
Mr. Hanson	5,980

The retention RSU Awards are to become fully vested on May 17, 2023, provided that the Named Executive Officer remains an employee of the Company in good standing on that date. The RSUs represent a contingent right to receive one share of our Common Stock for each unit that vests or, cash with a value equal to the fair market value of the underlying Common Stock or, a combination thereof. The RSU award is subject to the terms of our 2013 Stock-Based Incentive Compensation Plan and the applicable award agreement.

In addition, as a participant in the 2022 Retention Plan, each Named Executive Officer is eligible for certain severance benefits (the “Severance Benefits”) in the event his employment is terminated by us without “cause” or by the Named Executive Officer for “good reason” through November 17, 2023, subject to his execution of a release of claims in favor of the Company. In the case of Mr. Hanson, the Severance Benefits include continued payment of base salary for 12 months following the termination of employment, as well as the accelerated vesting of all outstanding unvested equity awards, and extension of the period during which the Named Executive Officer may exercise any vested stock options to 12 months following the date of the termination of employment, in each case as further set forth in and subject to the terms of the 2022 Retention Plan. In the case of Mr. Stark, the Severance Benefits do not include any cash severance payments because of his eligibility for severance payments under his employment offer letter dated August 13, 2012 and subsequently amended on August 3, 2021.

Health and Welfare Benefits

Our Named Executive Officers are eligible to participate in the same employee benefit plans, and on the same terms and conditions, as all other full-time, salaried U.S. employees. These benefits include, but are not limited to, medical, dental, and vision insurance, group life insurance, an employee assistance program, health savings and flexible spending accounts, advocacy resources, short-term and long-term disability insurance, and supplemental insurance. We also provide vacation and other paid holidays to all employees, including our Named Executive Officers.

We maintain a Section 401(k) plan for the benefit of our eligible employees, including our Named Executive Officers, under which participants are permitted to contribute a percentage of their compensation on a pre-tax basis, subject to limits in the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Our executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees.

We design our employee benefits programs to be affordable and competitive in relation to the market as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.

Perquisites and Other Personal Benefits

Currently, we do not provide perquisites or other personal benefits to our Named Executive Officers except as generally made available to our employees. In 2022, none of our Named Executive Officers received perquisites or other personal benefits in amounts equal to or greater than $10,000.

In the future, we may provide perquisites or other personal benefits in limited circumstances, such as those described in the preceding paragraph. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the Compensation Committee.

Employment Arrangements

We do not have formal written employment agreements with either of our Named Executive Officers. However, the terms and conditions of Messrs. Stark and Hanson employment are set forth in offer letters entered into by us or our predecessor. Messrs. Stark and Hanson are entitled to (i) annual base salary, which for 2022 were $600,000 and $375,000, respectively, and (ii) incentive performance compensation, which for 2022 were targeted at 100% and 65% of annual base salary, respectively. These percentages have increased since the execution of each Named Executive Officer’s original offer letter pursuant to various amendments to the employment offer letters.

Each of these employment offer letters does not have a specific term and provides for “at will” employment (meaning that either we or the Named Executive Officer may terminate the employment relationship at any time without cause). In addition, each Named Executive Officer has agreed to refrain from competing with us or soliciting our employees or customers for a specified period following his termination of employment.

Each of these employment offer letters also provides for post-employment severance payments and benefits in the event of certain terminations of employment, including in connection with a change in control of the Company, as more fully described in “Post-Employment Compensation” below. The Compensation Committee believes that these severance payments and benefits provide an incentive to the Named Executive Officers to remain with the Company and serve to align the interests of the Named Executive Officers with the interests of our stockholders, including in the event of a potential acquisition of the Company.

For detailed descriptions of the employment arrangements with our Named Executive Officers, see “Post-Employment Compensation” and “Potential Payments upon Termination or Change in Control” below.

Post-Employment Compensation

The employment offer letters with our Named Executive Officers provide for certain protections in the event of specified involuntary terminations of employment (including a termination of employment by us “without cause” or a resignation of employment for “good reason” (as such terms are defined in the employment offer letters (each, a “qualifying termination”)), including in connection with a change in control of the Company. The applicable provisions of the employment offer letters provide reasonable compensation in the form of severance pay and certain limited benefits to a Named Executive Officer if he leaves our employ under certain circumstances to facilitate his transition to new employment. Further, we seek to mitigate any potential employer liability and avoid future disputes or litigation by requiring a departing Named Executive Officer to sign a separation agreement and release of claims in a form and with terms acceptable to us providing for a general release of all claims as a condition to receiving post-employment compensation payments or benefits.

In August 2021, we entered into an amendment to our CEO’s employment offer letter (the “Amendment”) to reflect certain modifications to the severance provisions in such offer letter following review and discussion by the Compensation Committee in consultation with Compensia. The modifications are intended to align our CEO’s severance payments and benefits to those offered to other chief executive officers by peer companies and best practices based on a peer review and analysis prepared by Compensia. For a description of these amended post-employment compensation arrangements, see “Potential Payments upon Termination or Change in Control” below.

In November 2021, we entered into a letter agreement with Mr. Hanson to grant him participation in our Amended Retention Plan, as defined under “Retention Plans” below, as an Extended Participant, as defined under the Amended Retention Plan, if Mr. Hanson’s employment is terminated by the Company without “cause” or if Mr. Hanson terminates his employment for “good reason” during the one-year period following a “change in control”. For a description of these severance payments and benefits, see “Retention Plans” and “Potential Payments upon Termination or Change in Control” below. However, if Mr. Hanson is entitled to severance payments and benefits under his employment offer letter, then he will only be entitled to the larger benefit for each of the items above as between the severance benefits in such employment offer letter and under the Amended Retention Plan, but not both.

Under the change in control and severance provisions, all payments and benefits in the event of a change in control of the Company are payable only if there is a connected loss of employment by a Named Executive Officer (a so-called “double-trigger” arrangement). We use this double-trigger arrangement to protect against the loss of retention value following a change in control and to avoid windfalls, both of which could occur if vesting of either equity or cash-based awards accelerated automatically as a result of the transaction.

Our Named Executive Officers are also eligible for severance payments and benefits as participants in our 2022 Retention Plan. In the event of a qualifying termination, our Named Executive Officers will receive the post-employment compensation that is the most beneficial under either the Retention Plan or the 2022 Retention Plan, but not both.

We do not use excise tax payments (or “gross-ups”) relating to a change in control of the Company and have no such obligations in place with respect to any of our executive officers, including our Named Executive Officers. However, the Amendment to our CEO’s employment offer letter provides for the reduction of any severance payments and benefits to our CEO to the extent necessary to ensure that he will not receive any “excess parachute payments” under Section 280G, but only if such reduction would provide him with a greater net after-tax benefit than would no reduction.

We believe that having in place reasonable and competitive post-employment compensation arrangements are essential to attracting and retaining highly qualified executive officers. The Compensation Committee does not consider the specific amounts payable under the post-employment compensation arrangements when formulating and making its decisions with respect to the annual compensation for our Named Executive Officers. We do believe, however, that these arrangements are necessary to offer compensation packages that are competitive.

For detailed descriptions of the post-employment compensation arrangements with our Named Executive Officers, as well as an estimate of the potential payments and benefits payable under these arrangements, see “Potential Payments upon Termination or Change in Control” below.

Other Compensation Policies

Hedging and Pledging Restrictions

Under our Securities Trading Policy, our employees (including our executive officers) and the non-employee members of our Board are prohibited from engaging in the following transactions as follows:

•

Short Sales. Short sales of our securities, unless part of an approved hedging transaction as discussed below. In addition, Section 16(c) of the Securities Exchange Act of 1934, as amended, prohibits our officers and directors from engaging in short sales.

•	Publicly-Traded Options. Transactions in put options, call options, or other derivative securities of the Company on an exchange or in any other organized market.

•

Hedging Transactions. Hedging or monetization transactions through a number of possible mechanisms, including financial instruments such as prepaid variable forwards, equity swaps, collars, and exchange funds, unless approved by our Compliance Officer.

•

Margin Accounts and Pledges. Holding securities of the Company in a margin account where such securities could be sold to meet a margin call or pledging such securities as collateral for a loan, unless subject to advance written approval by our Compliance Officer.

Compensation Recovery (“Clawback”) Policy

In the event that we are required to restate our financial statements due to material non-compliance with any financial reporting requirements under the United States federal securities laws, our Board will take such action as it deems necessary to remedy the misconduct, prevent its recurrence, and, if appropriate based on all relevant facts and circumstances, take remedial action against any responsible employees or executive officer in a manner it deems appropriate.

Our Board will, to the fullest extent permitted by governing law, and as our Board deems necessary and appropriate, require reimbursement of any bonus or incentive compensation awarded to an executive officer or employee or effect the cancellation of unvested restricted, deferred stock awards previously granted to the executive officer or employee if and to the extent that: (i) the amount of the bonus, incentive compensation, or stock award was calculated based upon the achievement of certain financial results that would not have been met had the financial results been properly reported, (ii) the executive officer or employee engaged in intentional misconduct that caused or partially caused the need for the restatement, and (iii) the amount of the bonus, incentive compensation, or stock award that would have been awarded to the executive officer or employee had the financial results been properly reported would have been lower than the amount actually awarded.

We intend to consider modifying our clawback policy once The Nasdaq Stock Market LLC has adopted an SEC-approved listing standard that complies with Exchange Act Rule 10D-1.

Equity Award Grant Policy

The Compensation Committee has adopted a policy to facilitate compliance with applicable legal, accounting, and tax requirements in connection with the grant of equity awards, including, but not limited to, stock options and RSU awards. The Compensation Committee generally expects annual equity award grants to current employees to occur in the month of April each year (the “Annual Grants”), consistent with our past practice.

Generally, the Compensation Committee will seek to grant all equity awards other than Annual Grants on the 16th day of the second month of each calendar quarter (a “Target Grant Date”) and will generally avoid doing so during the period starting 14 days prior to the date of our release of earnings and ending 10 days after such date (the “Limited Period”). Notwithstanding the foregoing, if a Target Grant Date falls within a Limited Period, the applicable equity awards will still be granted on the Target Grant Date unless our General Counsel or Chief Compliance Officer determines that circumstances would render it advisable to delay the grants until after the end of the Limited Period.

CEO Stock Ownership Guidelines

In 2018, the Board adopted stock ownership guidelines for our non-employee directors and our CEO. Our CEO must own shares of our Common Stock and vested awards with a value equal to three times his or her annual salary.

Tax and Accounting Considerations

The Compensation Committee takes the applicable tax and accounting requirements into consideration in designing and overseeing our executive compensation program.

Deductibility of Executive Compensation

Under Section 162(m) of the Code, compensation paid to our “covered executive officers” (which include our CEO and CFO), and except for certain “grandfathered” arrangements, will not be deductible to the extent it exceeds $1 million. While the Compensation Committee considers the deductibility of awards as one factor in determining executive compensation, the Compensation Committee also looks at other factors in making its decisions, as noted above, and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the awards are not deductible by us for tax purposes.

Accounting for Stock-Based Compensation

The Compensation Committee takes accounting considerations into account in designing compensation plans and arrangements for our executive officers and other employees. Chief among these is Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”), the standard which governs the accounting treatment of certain stock-based compensation. Among other things, ASC Topic 718 requires us to record a compensation expense in our income statement for all equity awards granted to our executive officers and other employees. This compensation expense is based on the grant date “fair value” of the equity award and, in most cases, will be recognized ratably over the award’s requisite service period (which, generally, will correspond to the award’s vesting schedule). This compensation expense is also reported in the compensation tables below, even though recipients may never realize any value from their equity awards.

EXECUTIVE COMPENSATION

The following tables provide information regarding the compensation of our Named Executive Officers for 2022, 2021, and 2020.

2022 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary $(1)	Stock Awards $(2)	Option Awards $(3)	Non-Equity Incentive Plan Compensation $(4)	All Other Compensation $(5)	Total ($)
Juergen Stark	2022	600,000	2,976,312	0	247,500	44,589	3,868,401
Chief Executive	2021	586,539	2,743,000	0	528,459	55,189	3,913,187
Officer, President	2020	550,000	342,125	354,200	995,802	33,643	2,275,770
John T. Hanson	2022	375,000	972,884	0	117,366	27,210	1,492,460
Chief Financial	2021	372,308	987,480	0	203,718	34,944	1,598,450
Officer, Treasurer and Secretary	2020	365,000	163,625	169,400	395,415	19,720	1,113,160

(1)	Reflects total cash salary paid to each Named Executive Officer during each calendar year.
(2)

Amounts shown in this column do not reflect actual compensation received by the Named Executive Officers. The “Stock Awards” column reports the grant date fair value of stock awards, which for 2022 included a PSU award and a RSU award, in accordance with the provisions of ASC 718 for awards granted during the applicable year and assume no forfeiture rate derived in the calculation of the grant date fair market value. Assumptions used in calculating the value of stock awards are included in Note 10 in the notes to our financial statements included in our most recent Annual Report on Form 10-K. As the PSU awards granted in 2022 are subject to performance conditions, the amount reported in the table above reflects the value at grant date based upon the probable outcome of such conditions as of the grant date. Assuming the maximum performance level was probable on the grant date, the grant date fair value for the PSU awards would have been $2,796,300 for Mr. Stark and $688,320 for Mr. Hanson. See “Compensation Discussion & Analysis–Results of 2021 and 2022 PSU Awards” for the year 2 and year 1 vesting amounts of PSU awards granted in 2021 and 2022, respectively.

(3)

Amounts shown in this column do not reflect actual compensation received by the Named Executive Officers. The “Option Awards” column reports the grant date fair value of option awards in accordance with the provisions of ASC 718 for awards granted during the applicable year and assume no forfeiture rate derived in the calculation of the grant date fair market value. Assumptions used in calculating the value of option awards are included in Note 10 in the notes to our financial statements included in our most recent Annual Report on Form 10-K. The Named Executive Officer will only realize compensation with respect to option awards to the extent the trading price of our Common Stock is greater than the exercise price of the stock option at the time an option is exercised.

(4)	Amounts reflect actual payouts under the Company’s 2022 Bonus Plan.

(5) The amounts reported in the “All Other Compensation” column include the employer portion of payments pursuant to the Company’s medical and dental plans and matching of 401(k) contributions available to all employees.

Grants of Plan-Based Awards Table

The following table sets forth each grant made to our Named Executive Officers in 2022 under the plans established by the Company in the amounts granted on such dates.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Juergen Stark	3/23/2022	150,000	600,000	1,200,000
	4/1/2022				32,500	65,000	130,000				1,398,150
	4/1/2022							65,000			1,398,150
	5/17/2022							9,570			180,012
John T. Hanson	3/23/2022	60,938	243,750	487,500
	4/1/2022				8,000	16,000	32,000				344,160
	4/1/2022							24,000			516,240
	5/17/2022							5,980			112,484

(1)

These columns consist of the annual cash bonus opportunities for 2022 payable pursuant to the terms of the 2022 Bonus Plan. See the “Compensation Discussion & Analysis” for a description of the 2022 Bonus Plan and the “2022 Summary Compensation Table” above for the actual amounts earned and/or paid out under the 2022 Bonus Plan.

(2)

These columns reflect the threshold, target, and maximum number of units payable under the PSU awards granted on April 1, 2022. For purposes of the threshold number of units payable under the PSU awards, the number of units was determined based on 50% of the target number of units. However, the Market Growth PSU award has a 25% threshold in the 2023 and 2024 performance years, See the “Compensation Discussion & Analysis” for a description of the performance metrics applicable to the PSU awards granted in 2022. The actual payout amounts depend on the satisfaction of the performance metrics over the applicable performance period. Grant date values are determined in accordance with ASC Topic 718.

(3)

This column reflects the number of time-based RSUs granted to our Named Executive Officers in 2022. Grant date values are determined in accordance with ASC Topic 718. See the “Compensation Discussion & Analysis” for further discussion of the RSUs granted in 2022.

2022 Outstanding Equity Awards at Fiscal Year-End Table

The following table presents information regarding all outstanding equity awards held by each of our Named Executive Officers on December 31, 2022.

		Option Awards				Stock Awards
	Grant Date	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)
Juergen Stark	05/29/2015	70,000	0	$7.24	5/29/2025
	04/04/2016	112,500	0	$4.64	4/4/2026
	11/13/2017	72,500	0	$2.04	11/13/2027
	04/11/2018	112,500	0	$3.12	4/11/2028
	04/01/2019	96,250	8,750	$12.10	4/1/2029
	04/01/2020	76,666	38,334	$5.95	4/1/2030
	04/01/2019					13,250 (2)	95,003
	04/1/2020					28,750 (3)	206,138
	04/01/2021					37,500 (4)	268,875
	04/01/2022					65,000 (5)	466,050
	05/17/2022					9,570 (6)	68,617
	04/01/2021							8,375 (7)		$60,049
	04/01/2022							32,500	(7)	$233,025

John T. Hanson	11/13/2017	2,696	0	$2.04	11/13/2027
	04/11/2018	26,941	2,450	$3.12	4/11/2028
	04/01/2019	833	13,334	$12.10	4/1/2029
	04/01/2020	1,146	32,084	$5.95	4/1/2030
	04/01/2019					5,000 (2)	35,850
	04/01/2020					13,750 (3)	98,588
	04/01/2021					13,500 (4)	96,795
	04/01/2022					24,000 (5)	172,080
	05/17/2022					5,890 (6)	42,231
	04/01/2021							2,010 (7)	14,412
	04/01/2022							8,000 (7)	$57,360

(1)

Options vest with respect to 25% of the shares underlying the option on the first anniversary of the grant date and the remaining underlying shares on a monthly basis thereafter for the next 36 months.

(2)	As of December 31, 2022, these restricted stock unit awards vest in equal annual installments until April 1, 2023.
(3)	As of December 31, 2022, these restricted stock unit awards vest in equal annual installments until April 1, 2024.
(4)	As of December 31, 2022, these restricted stock unit awards vest in equal annual installments until April 1, 2025.
(5)	As of December 31, 2022, these restricted stock unit awards vest in equal annual installments until April 1, 2026.
(6)	As of December 31, 2022, these restricted stock unit awards will vest in full on May 17, 2023, subject to continued employment in good standing through such date.
(7)

Amounts related to PSU awards granted in 2021 and 2022 are subject to a three-year performance periods, which commenced on January 1, 2021 and January 1, 2022, respectively. The amounts shown assume threshold performance is achieved and the market value is based on the closing market price of our Common Stock on December 31, 2022 ($7.17 per share). The actual payout values will depend, among other things, our actual performance through the end of the performance periods and our future stock price.

2022 Option Exercises and Stock Vested Table

The following table sets forth information concerning each exercise of stock options and the vesting of restricted stock by our Named Executive Officers during 2022.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting($)(2)
Juergen Stark	54,124	$1,164,207
John T. Hanson	19,735	424,500

(1)	Reflects vesting and payment of PSUs and RSUs granted in 2019 – 2021.
(2)	Amount calculated using the closing price per share of our stock on the vesting date.

CEO Pay Ratio

SEC rules require us to disclose the annual total compensation of our PEO for 2022, the median of the annual total compensation of all our employees other than our PEO, as well as their ratio to each other (the “CEO Pay Ratio”). The annual total compensation for our PEO, Juergen Stark, and for the median of the annual total compensation of all employees is calculated in accordance with SEC rules applicable to the Summary Compensation Table. For 2022, these amounts were as follows:

Our PEO’s annual total compensation: $3,868,401

Our median compensated employee’s annual total compensation: $102,545

CEO Pay Ratio: 38 to 1

In determining the median compensated employee based on annual total compensation paid, we chose December 31, 2022 as the determination date. As of this date, we had 269 employees, of which 245 were full-time salaried employees, with the remaining being contract employees. We annualized compensation of employees who were not employed with us for the full year. For our consistently applied compensation measure we used regular earnings paid in 2022, with compensation converted to U.S. dollars using the average exchange rate over 2022 for employees outside of the United States. In determining our median compensated employee and calculating the CEO Pay Ratio, we did not use any of the exemptions permitted under SEC rules, nor did we rely upon any material assumptions, adjustments, or estimates.

We believe that the CEO Pay Ratio set forth above is a reasonable estimate for 2022, determined in a manner consistent with SEC rules. The SEC rules for identifying the median compensated employee and calculating the CEO Pay Ratio based on that employee’s annual total compensation permit companies to adopt a variety of methodologies, to apply certain exemptions and to make certain assumptions, adjustments, or estimates that reflect their compensation policies. Accordingly, the CEO Pay Ratio may not be comparable to the pay ratios reported by other companies, which may have used different methodologies, assumptions, adjustments, or estimates in calculating their pay ratios.

Employment Agreements

The Company does not have formal employment agreements with its Named Executive Officers, but Messrs. Stark and Hanson did enter into offer letters, as described below:

The offer letters for Messrs. Stark and Hanson provide for post-employment severance payments and benefits in the event of employment termination under certain circumstances. The Compensation Committee believes that these severance payments and benefits provide an incentive to the Named Executive Officers to remain with the Company and serve to align the interests of the Named Executive Officers with the interests of our stockholders, including in the event of a potential acquisition of the Company. “Cause” and “Good Reason” have the meanings given to them in the applicable Named Executive Officer’s offer letter.

Pursuant to his offer letter, if the Company terminates Mr. Stark’s employment without “Cause” or if Mr. Stark terminates his employment for “Good Reason,” in each case, other than following a Change in Control (as such term is defined under the Amended Retention Plan described below), then, subject to Mr. Stark’s execution and non-revocation of a general release, the Company has agreed to pay Mr. Stark severance consisting of a continuation of his then-current base salary, as well as healthcare continuation benefits, for a period of 12 months following such termination and a pro-rated portion of his performance-based target bonus for the year in which such termination occurs. If such termination occurs within three months immediately prior to or 12 months immediately following a Change in Control (the “Stark CIC Protection Period”), then, subject to Mr. Stark’s execution and non-revocation of a general release, the Company has agreed to pay Mr. Stark severance consisting of (i) a continuation of his then-current base salary, as well as healthcare continuation benefits, for a period of two years following such termination, (ii) a lump sum payment equal to two times his target bonus for the year in which such termination occurs, and (iii) accelerated vesting of all of his outstanding equity awards.

Pursuant to his offer letter, if Mr. Hanson’s employment is terminated by the Company without “Cause,” then, subject to his execution and non-revocation of a general release, Mr. Hanson will be entitled to continued annual salary for a period of 6 months. If Mr. Hanson’s employment is terminated by the Company without “Cause” or if Mr. Hanson terminates his employment for “Good Reason,” he will also be paid a pro-rata bonus for the fiscal year in which termination occurs, which will be paid in the following fiscal year based on the average percentage of applicable target bonuses received by the management team. The severance payments and benefits to which Mr. Hanson is entitled in the event Mr. Hanson’s employment is terminated by the Company without “Cause” or if Mr. Hanson terminates his employment for “Good Reason” in connection with a Change in Control are set forth in the Amended Retention Plan. For a description of these severance payments and benefits, see “Retention Plans” and “Potential Payments upon Termination or Change in Control” below.

Messrs. Stark and Hanson are each subject to restrictive covenants pursuant to which Messrs. Stark and Hanson have agreed to refrain from competing with the Company or soliciting the Company’s employees or customers for a specified period following their termination of employment.

Retention Plans

On November 18, 2021, the Board approved the Company’s Amended and Restated Retention Plan (the “Amended Retention Plan”) which is intended to align severance payments and benefits to those offered to other executive team employees by peer companies and best practice based on a peer review and assessment report prepared by Compensia. While Mr. Stark and Mr. Hanson are both eligible to participate in the Amended Retention Plan, Mr. Stark is only eligible to receive the severance payments and benefits set forth in his offer letter as described above because such severance payments and benefits would be greater than those Mr. Stark would receive under the Amended Retention Plan.

Pursuant to the Amended Retention Plan, if Mr. Hanson’s employment is terminated by the Company without “Cause” or if Mr. Hanson terminates his employment for “Good Reason” during the one-year period (such protection period referred to as the “Hanson CIC Protection Period,” and together with the Stark CIC Protection Period, the “CIC Period”) following a Change in Control (as such term is defined under the Amended Retention Plan described below), then, subject to his execution and non-revocation of a general release, Mr. Hanson will be entitled to: (i) payment of any portion of his annual bonus under the Company’s Management Incentive Plan for the calendar year prior to the one in which the termination date occurs that has not been paid prior to his termination date; (ii) a lump-sum payment equal his target bonus for the year of termination; (iii) continuation of his base pay for twelve (12) months from the termination date of his employment in accordance with the Company’s ordinary payroll practices; and (iv) if he elects coverage under COBRA, reimbursement for the full amount of premiums for such continuation coverage for a period of twelve (12) months; provided that, if he is entitled to severance benefits under his offer letter, then he will only be entitled to the larger benefit for each of the items above as between the severance benefits in such offer letter and under the Amended Retention Plan, but not both.

If Mr. Hanson’s employment is terminated by the Company without “Cause” or terminates for “Good Reason” (in each case as defined in the 2022 Retention Plan) before November 17, 2023, then, subject to Mr. Hanson’s execution and non-revocation of a general release and continued compliance with all applicable covenants , Mr. Hanson will be entitled to: (i) accelerated vesting of certain outstanding equity awards that vest based on service and/or performance, (ii) extension of the exercise period for nonqualified stock options to one year following termination of employment, and (iii) continuation of the Mr. Hanson’s base pay for six (6) months. Mr. Hanson’s severance payments relating to continued base pay under the 2022 Retention Plan are equal to the same number of months of continuation of base pay as set out in his offer letter in the event of his termination without Cause (six (6) months), but his participation in the 2022 Retention Plan extends his eligibility for severance payments to a termination for a Good Reason.

With respect to the severance entitlement set forth in (iii) above, if Mr. Hanson is eligible to receive any other severance, separation, notice or termination payments on account of his or her employment with the Company under any other plan, policy, program or agreement, Mr. Hanson will only receive the greater of the severance payments in the 2022 Retention Plan or such other severance payments.

Mr. Stark is not eligible for severance payments under the 2022 Retention Plan, as he is eligible to receive twelve (12) months of continuation of base salary pursuant to his offer letter in the event of a qualifying termination of employment. However, under the terms of the 2022 Retention Plan, Mr. Stark is eligible for accelerated vesting of his equity awards and the extension of the exercise period for his nonqualified stock options to one year following termination of employment.

Juergen Stark Separation Letter Agreement

The Company and Mr. Stark entered into a separation letter agreement, dated as of May 1, 2023. Under the separation letter agreement, in exchange for his agreement to execute and not revoke general releases of claims against the Company and certain other parties, and in further exchange for his continued compliance with his post-employment restrictive covenants in his current agreements, Mr. Stark will receive the compensation and benefits that Mr. Stark would have received upon a termination of his employment without cause under the terms of his existing arrangements, including that certain Offer Letter Agreement by and between Mr. Stark and the Company dated as of August 13, 2012, as amended August 3, 2021, and that certain participation letter agreement in connection with the Turtle Beach Corporation 2022 Retention Plan, dated as of June 14, 2022. The Company intends to file a Current Report on Form 8-K further describing the separation letter agreement.

Potential Payments Upon Termination or Change in Control

Except as otherwise provided, the following narrative and tables set forth the potential payments and the value of other benefits that would vest or otherwise accelerate vesting at, following, or in connection with a qualifying termination.

For each Named Executive Officer, the payments and benefits detailed in the tables below are in addition to any payments and benefits under our plans and arrangements that are offered or provided generally to all salaried employees on a non-discriminatory basis and any accumulated vested benefits for each Named Executive Officer, including any in-the-money stock options vested as of December 31, 2022 (which are set forth in the Outstanding Equity Awards at Fiscal Year-End Table—2022). The tables assume that employment termination and/or the change in control occurred on December 31, 2022 and a valuation of our Common Stock based on its closing market price per share on December 30, 2022 (the last trading day of 2022) of $7.17 per share. The tables also assume that each Named Executive Officer will take all action necessary or appropriate for such Named Executive Officer to receive the maximum available benefit, such as execution of a release of claims and compliance with restrictive covenants described above.

A description of some elements of the plans, arrangements, and agreements covered by the following tables and which provide for payments or benefits in connection with a termination of employment or change in control are also described under “Compensation Discussion and Analysis” above. The footnotes to the tables describe the assumptions that were used in calculating the amounts described below.

NEO	Base Salary Continuation	Bonus Continuation	Benefit Continuation	Equity Awards	Total
Juergen Stark
Qualifying Termination other than within Stark	$600,000	$600,000	$30,000	$1,858,986	$3,088,986
CIC Protection Period
Qualifying Termination within Stark	$1,200,000	$1,200,000	$60,000	$1,858,986	$4,318,986
CIC Protection Period
John T. Hanson
Qualifying Termination other than within Hanson	$187,500	$243,750	–	$640,924	$1,072,174
CIC Protection Period
Qualifying Termination within	$375,000	$243,750	$30,000	$640,924	$1,289,674
Hanson CIC Protection Period

(1) Base Salary Continuation assumes base salary amount in effect on December 30, 2022, payable over the severance period applicable for the Named Executive Officer.

(2) The Bonus Continuation amounts for Mr. Stark are determined based on the following: (i) for a qualifying termination other than within the Stark CIC Protection Period, the Bonus Continuation amount assumes a full year prorated bonus for 2022, (ii) for a qualifying termination within the Stark CIC Protection Period, the Bonus Continuation amount is determined based on two times Mr. Stark’s target bonus as of December 30, 2022. The Bonus Continuation amounts for Mr. Hanson are determined based on 100% of Mr. Hanson’s target bonus as of December 30, 2022.

(3) The value attributable to equity awards assumes that the vesting of all unvested stock options, RSUs and PSUs will be accelerated as of the termination date for all qualifying terminations regardless of whether the qualifying termination date occurs within the applicable CIC Period. The value for stock options is calculated by multiplying the number of unvested shares that would be subject to accelerated vesting by the difference between the closing price per share of our Common Stock of $7.17 on December 30, 2022 and the exercise price of the applicable stock option. No value was attributed for underwater stock options. The value for RSUs and PSUs is calculated by multiplying the number of unvested shares that would be subject to accelerated vesting by price per share of our Common Stock of $7.17 on December 30, 2022.

(4) The COBRA premium reimbursement assumes an estimated cost of $2,500 per month, payable over the applicable severance term for the Named Executive Officer.

(5) To the extent the amounts paid to Mr. Stark are subject Sections 280G and 4999 of the Code, the amounts will be reduced as necessary to provide the respective Named Executive Officer with the greatest after-tax benefit.

DIRECTOR COMPENSATION

In considering the Company’s need to attract and retain qualified directors, the Company adopted a policy effective January 2014 for compensating directors who are not employees of the Company for their service. To ensure that the Company compensates non-employee directors in line with market practice, our director compensation program was formulated in consultation with the Compensation Committee’s compensation consultant. Based on a competitive market analysis completed in 2021 by Compensia, the Compensation Committee adjusted our director compensation program accordingly. As described further below, the Company compensates non-employee directors through a mix of cash retainer fees and equity grants that are subject to vesting.

The following table lists 2022 director compensation for all non-employee directors who served as directors in 2022. Directors who are also employees of the Company receive no additional compensation for service as directors. Compensation for Mr. Stark, the CEO, is reported in the 2022 Summary Compensation Table included in “Executive Compensation” above.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
L. Gregory Ballard(3)	71,170	120,004	191,174
Terry Jimenez(4)	10,054	51,617	61,671
William E. Keitel(5)	103,906	120,004	223,910
Katherine L. Scherping(6)	42,052	104,885	146,937
Andrew Wolfe, Ph.D.(7)	68,486	120,004	188,490
Brian Stech(8)	38,616	104,885	143,501
Julia W. Sze(9)	3,629	38,466	42,095
Michelle D. Wilson(10)	33,899	104,885	138,784
Kelly A. Thompson(11)	49,261	68,380	117,641
Yie-Hsin Hung(12)	31,250	15,122	46,372

(1)	Cash fees paid to directors are described below.
(2)

Amounts in this column do not reflect actual compensation received by our non-employee directors. The “Stock Awards” column reports the aggregate grant date fair value of restricted stock granted to directors during 2022 in accordance with ASC 718 and assume no forfeiture rate. Stock awards to directors are granted under the 2013 Plan, and the method for determining the number of shares subject to the grant is described below.

(3)	As of December 31, 2022, Mr. Ballard held 5,579 shares of restricted stock that were granted on April 1, 2022.
(4)

As of December 31, 2022, Mr. Jimenez held 7,270 shares of restricted stock that were granted on October 26, 2022. Mr. Jimenez’s compensation was pro-rated for 2022 as he joined the Board on October 26, 2022.

(5)	As of December 31, 2022, Mr. Keitel held 5,579 shares of restricted stock that were granted on April 1, 2022.

(6)

As of December 31, 2022, Ms. Scherping held 5,576 shares of restricted stock that were granted on May 17, 2022. Ms. Scherping’s compensation was pro-rated for 2022 as she joined the Board on May 17, 2022.

(7)	As of December 31, 2022, Mr. Wolfe held 5,579 shares of restricted stock that were granted on April 1, 2022.
(8)	As of December 31, 2022, Mr. Stech held 5,576 shares of restricted stock that were granted May 17, 2022. Mr. Stech’s compensation was pro-rated for 2022 as he joined the Board on May 17, 2022.
(9)	As of December 31, 2022, Ms. Sze held 4,172 shares of restricted stock that were granted on December 5, 2022. Ms. Sze’s compensation was pro-rated for 2022 as she joined the Board on December 5, 2022.
(10)	As of December 31, 2022, Ms. Wilson held 5,576 shares of restricted stock that were granted on May 17, 2022. Ms. Wilson’s compensation was pro-rated for 2022 as she joined the Board on May 17, 2022.
(11)

Ms. Thompson was granted 5,579 shares of restricted stock on April 1, 2022, but a pro-rata amount of such grant (3,179 shares) was accelerated after her resignation from the Board on October 26, 2022. Ms. Thompson’s cash compensation was similarly pro-rated for 2022.

(12)

Ms. Hung was granted 5,579 shares of restricted stock on April 1, 2022, but a pro-rata amount of such grant (703 shares) was accelerated after her resignation from the Board on May 13, 2022. Ms. Hung’s cash compensation was similarly pro-rated for 2022.

In 2022, our non-employee directors received a standard annual cash retainer fee, in addition to special fees for serving as a member of a committee or the chair of a committee, based upon the following schedule:

Annual Cash Base Fee (other than the Chairman of the Board)	$50,000
Supplemental Annual Cash Lead Director and Committee Fees:
• Chairman of the Board (when not an executive of the Company)	$80,000
• Lead Independent Director	$25,000
• Audit Committee-Chairperson	$20,000
• Audit Committee-Other Members	$10,000
• Compensation Committee-Chairperson	$15,000
• Compensation Committee-Other Members	$7,500
• Nominating and Governance Committee-Chairperson	$10,000
• Nominating and Governance Committee-Other Members	$5,000
• Strategic Committee-Chairperson	$15,000
• Strategic Committee-Other Member	$7,500

There are no Board or committee meeting attendance fees. Directors are reimbursed by the Company for travel and expenses they incur in connection with their service on the Board and its committees.

Director Compensation

In addition to the cash fees described above, the Company intends to continue to grant certain equity awards to our non-employee directors. Upon initial election or appointment of a non-employee director to the Board, the Compensation Committee grants a pro-rated award of restricted stock equal to the annual value awarded to non-employee directors. This initial grant of restricted stock vests on the same vesting date as the last annual award for the existing directors. In addition, in 2022, each non-employee director received a grant of restricted stock having a grant date fair market value of approximately $120,000. The annual grant of restricted stock vests on the first anniversary of the grant date.

In 2018, the Board adopted stock ownership guidelines for our non-employee directors and our CEO. The ownership guidelines require each non-employee director to own shares of our Common Stock and vested awards with a value equal to three times the value of the annual cash retainer payable to a director. Our CEO must own shares of our Common Stock and vested awards with a value equal to three times his or her annual salary. Directors are required to attain such stock ownership goal no later than five years from the date the guidelines were adopted or on which they first were appointed to the Board.

In addition, the total value of compensation granted to any non-employee director cannot exceed $750,000 in any calendar year, except that the limit would be increased to $1,250,000 for the calendar year during which a non-employee director becomes a director. The total value of the compensation to a non-employee director serving as a Chairman of the Board cannot exceed $1,250,000 in any calendar year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

L. Gregory Ballard, Brian Stech, William E. Keitel, and Michelle D. Wilson served as members of the Compensation Committee during 2022. None of such persons is or was formerly an officer of the Company. During 2022, no interlocking relationships existed between any member of the Company’s Board or Compensation Committee and any member of the board of directors or compensation committee of any other company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Amendment. Based on such review and discussion, our Compensation Committee recommended to the full Board that the “Compensation Discussion and Analysis” be included in this Amendment.

COMPENSATION COMMITTEE

L. Gregory Ballard, Chairman

Brian Stech

William E. Keitel

Michelle D. Wilson

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of April 17, 2023, for (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company’s current executive officers and directors, and (iii) all of the Company’s current executive officers and directors as a group. Other than as set forth below, we are not aware of any other stockholder who may be deemed a beneficial owner of more than 5% of our Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after April 17, 2023, and any restricted stock which will become vested within 60 days after April 17, 2023, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, we believe that the persons and entities named in the table have sole voting or investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Unless otherwise indicated, the principal address of each of the persons below is c/o Turtle Beach Corporation, 44 South Broadway, 4th Floor, White Plains, New York 10601.

Executive Officers and Directors	Number of Shares Beneficially Owned(1)	Percentage of Outstanding Shares Beneficially Owned(2)
Juergen Stark(3)	744,161	4.3%
John T. Hanson(4)	116,481	*
William E. Keitel(5)	149,730	*
Andrew Wolfe, Ph.D.(6)	113,822	*
L. Gregory Ballard(7)	91,516	*
Terry Jimenez	16,551	*
Katherine L. Scherping	14,857	*
Brian Stech	14,857	*
Michelle D. Wilson	14,857	*
Julia W. Sze	13,453	*
All current executive officers and directors as a group (10 persons)	1,290,285	7.3%
Stockholders of 5% or more (excludes executive officers and directors)
BlackRock, Inc.(8)	1,052,963	6.3%
Hudson Bay Capital Management LP(9)	916,165	5.4%
The Vanguard Group(10)	846,786	5.0%
Toro 18 Holdings LLC(11)	1,387,087	8.2%
Islet Management, LP(12)	1,166,500	6.9%

*	Less than 1%.
(1)	As used in this table, beneficial ownership means the sole or shared power to vote or direct the voting of a security, or the sole or shared power to dispose, or direct the disposition, of a security.
(2)	Beneficial ownership percentages are based upon 16,844,645 shares of Common Stock outstanding as of April 17, 2023.
(3)	Includes 563,541 stock options that are either currently exercisable or exercisable within 60 days of April 17, 2023, and 9,570 RSUs that will vest on May 17, 2023.
(4)	Includes 68,025 stock options that are either currently exercisable or exercisable within 60 days of April 17, 2023, and 5,980 RSUs that will vest on May 17, 2023.

(5)

Includes 67,887 stock options that are either currently exercisable or exercisable within 60 days of April 17, 2023 and 14,500 shares held by The Keitel McSweeney Family Trust, of which Mr. Keitel is a trustee.

(6)	Includes 36,963 stock options that are either currently exercisable or exercisable within 60 days of April 17, 2023.
(7)	Includes 44,852 stock options that are either currently exercisable or exercisable within 60 days of April 17, 2023 and 2,000 shares held by his spouse.
(8)

According to a Schedule 13G/A filed with the SEC on February 1, 2023, reporting the beneficial ownership of 1,052,963 shares of Common Stock. BlackRock, Inc. reported it has sole voting power over 1,042,002 shares and sole dispositive power over 1,052,963 shares of Common Stock, respectively. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(9)

According to a Schedule 13G filed with the SEC on February 8, 2023, reporting the beneficial ownership of 916,165 shares of Common Stock. Hudson Bay Capital Management LP reported it has shared voting power over 916,165 shares and shared dispositive power over 916,165 shares of Common Stock, respectively. The address for Hudson Bay Capital Management LP is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

(10)

According to a Schedule 13G/A filed with the SEC on February 9, 2023, reporting the beneficial ownership of 846,786 shares of Common Stock. The Vanguard Group reported it has shared voting power over 19,503 shares, sole dispositive power over 820,713 shares and shared dispositive power over 26,073 shares of Common Stock, respectively. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(11)

According to a Schedule 13D/A filed with the SEC on April 13, 2023, reporting the beneficial ownership of 1,387,087 shares of Common Stock. Toro 18 Holdings LLC reported it has shared voting power over 1,387,087 shares and shared dispositive power over 1,387,087 shares of Common Stock, respectively. The address for Toro 18 Holdings LLC is 2999 N.E. 191st Street, Suite 610, Aventura, FL 33180.

(12)

According to a Schedule 13G filed with the SEC on April 3, 2023, reporting the beneficial ownership of 1,166,500 shares of Common Stock. Islet Management, LP reported it has shared voting power over 1,166,500 shares of Common Stock and shares dispositive power over 1,166,500 shares of Common Stock. The address for Islet Management, LP is 590 Madison Avenue, 27th Floor, New York, NY 10022.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY

COMPENSATION PLAN AS OF DECEMBER 31, 2022

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,692,665	$7.66	550,734
Equity compensation plans not approved by security holders	0	0.00	0
Total	2,692,665	$7.66	550,734

Item 13 – Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company maintains a policy that the Audit Committee review certain transactions in which the Company and its directors, executive officers or their immediate family members are participants to determine whether a related person has a direct or indirect material interest. The Audit Committee is responsible for reviewing and, if appropriate, approving or ratifying any such related party transaction. This policy is included in our Audit Committee charter and we consider it part of our conflicts of interest section of our Corporate Governance Principles and Guidelines.

In determining whether to approve, disapprove or ratify a related party transaction, the Audit Committee will take into account, among other factors it deems appropriate, (1) whether the transaction is on terms no less favorable to the Company than terms that would otherwise be generally available to the Company if the transaction was entered into under the same or similar circumstances with a party unaffiliated with the Company and (2) the extent of the interest of the related party in the transaction.

None of our directors are a party to any agreement or arrangement relating to compensation provided by a third party in connection with their service on the Board that would be required to be disclosed pursuant to the Nasdaq listing rules or the Exchange Act.

DIRECTOR INDEPENDENCE

Our Common Stock is currently listed on the Nasdaq Global Market under the symbol “HEAR,” and therefore, our determination of the independence of directors is made using the definition of “independent director” contained in the Nasdaq listing standards. Based on information solicited from each director, the Board has determined that each of L. Gregory Ballard, William E. Keitel, Katherine L. Scherping, Brian Stech, Andrew Wolfe, Ph.D., Terry Jimenez, Julia W. Sze, and Michelle D. Wilson is an independent director within the definition contained in the Nasdaq listing standards. In making its determinations regarding director independence, the Board considered, among other things:

•	any material relationships with the Company, its subsidiaries or its management, aside from such director’s service as a director;

•	transactions between the Company, on the one hand, and the directors and their respective affiliates, on the other hand;

•

transactions outside the ordinary course of business between the Company and companies at which some of its directors are or have been executive officers or significant stockholders, and the amount of any such transactions with these companies; and

•	relationships among the directors with respect to common involvement with for-profit and non-profit organizations.

Item 14 – Principal Accounting Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our independent registered public accounting firm for professional services rendered in connection with (i) the audit of our consolidated financial statements for the fiscal years ended December 31, 2022 and 2021 set forth in our Annual Reports on Form 10-K for the years then ended and (ii) the review of our quarterly consolidated financial statements as set forth in our Quarterly Reports on Form 10-Q for each of our quarters during 2022 and 2021, as well as any fees paid to our independent registered public accounting firm for audit-related work, tax compliance, tax planning and other consulting services are set forth in the table below:

	2022	2021(1)
Audit Fees	$1,101,194	$970,826
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$1,101,194	$970,826

(1)

The 2021 Audit Fees disclosed in the Company’s definitive proxy statement on Schedule 14A filed with the SEC on May 20, 2022 inadvertently did not account for charges related to statutory fees. The table above reflects the updated amount.

Audit fees: Audit fees consist of fees associated with the annual audit of our financial statements, the reviews of our interim financial statements and the issuance of consent and comfort letters in connection with registration statement filings with the U.S. Securities and Exchange Commission (the “SEC”), and all services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.

Audit-related fees: Audit-related fees consist of fees for professional services reasonably related to the performance of the audit or review of the financial statements and are not included in Audit Fees.

Tax fees: Tax fees consist of fees for tax services, including tax compliance, and related expenses.

All other fees: Fees for products and services other than the services described above.

Pre-approval of Services.

All audit and permissible non-audit services provided by the Company’s independent registered public accounting firm, BDO USA, LLP, require pre-approval by the Audit Committee in accordance with the Audit Committee charter. The Company’s Audit Committee approves the independent registered public accounting firm’s engagement prior to the independent registered public accounting firm rendering any non-audit services. The Audit Committee pre-approved all of the 2022 and 2021 fees paid to BDO USA, LLP.

Item 15 – Exhibits and Financial Statement Schedules

(a) The following documents were filed as part of the Original Filing:

1. Financial Statements. The consolidated financial statements of the Company included in Part II, Item 8 of the Original Filing.

2. Financial Statement Schedules. All schedules were omitted from the Original Filing because they were not applicable or the required information was shown in the financial statements or notes thereto.

3. The exhibits listed on the Exhibit Index of the Original Filings.

(b) The exhibit list in the Exhibit Index immediately preceding the signature page of this Amendment are being filed as part of this Amendment and incorporated herein by reference.

Exhibit Index

EXHIBIT NO.	DESCRIPTION

2.1*	Agreement and Plan of Merger, dated August 5, 2013, among the Company, Merger Sub and VTBH (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on August 5, 2013).

3.1	Articles of Incorporation of Turtle Beach Corporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on August 6, 2018).

3.2	Bylaws, as amended, of Turtle Beach Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on June 20, 2019).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Turtle Beach Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on March 29, 2023).

4.1	Form of Turtle Beach Corporation stock certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10/A filed with the Securities and Exchange Commission on July 27, 2010.)

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934 (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2020).

4.3	Rights Agreement, dated as of March 28, 2023, by and between Turtle Beach Corporation and Issuer Direct Corporation, as rights agent (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on March 29, 2023).

10.1	Second Amendment and Joinder to Amended and Restated Loan, Guaranty and Security Agreement, dated as of May 31, 2019, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., TBC Holding Company LLC, Turtle Beach Europe Limited, VTB Holdings, Inc., the financial institutions party thereto and Bank of America, N.A., as administrative agent, collateral agent and security trustee for the lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019).

10.2	Third Amendment to Amended and Restated Loan, Guaranty and Security Agreement, dated March 10, 2023, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., TBC Holding Company LLC, Turtle Beach Europe Limited, VTB Holdings, Inc., the financial institutions party thereto and Bank of America, N.A., as administrative agent, collateral agent and security trustee for the lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2023).

10.3†	Amended and Restated Turtle Beach Corporation 2013 Stock-Based Incentive Compensation Plan, as amended (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on August 9, 2019).

10.4†	Form of Performance Stock Unit Agreement under the Amended and Restated Turtle Beach Corporation 2013 Stock-Based Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2022).

10.5†	Form of Restricted Stock Agreement under the Amended and Restated Turtle Beach Corporation 2013 Stock-Based Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2022).

10.6†	Turtle Beach Corporation Annual Incentive Bonus Plan (Incorporated by reference to Annex F to the Company’s Definitive Proxy Statement on Schedule 14A originally filed with the Securities and Exchange Commission on December 3, 2013).

10.7†	VTB Holdings, Inc. 2011 Phantom Equity Appreciation Plan (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014).

10.8†	Offer Letter, dated as of August 13, 2012, between Voyetra Turtle Beach, Inc. and Juergen Stark (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014).

10.9†	Offer Letter, dated as of August 2, 2021, between Voyetra Turtle Beach, Inc. and Juergen Stark (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K with the Securities and Exchange Commission on August 4, 2021).

10.10†	Stock Option Agreement, dated as of May 20, 2015, by and between the Company and Juergen Stark (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016).

10.11†	Offer Letter, dated as of September 16, 2013, by and between Voyetra Turtle Beach, Inc. and John Hanson (Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2014).

10.12†	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.13†	Turtle Beach Corporation Amended and Restated Retention Plan, dated November 18, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2021).

10.14†	Turtle Beach Corporation 2022 Retention Plan Document (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission August 8, 2022).

10.15†	Letter Agreement, dated November 19, 2021, between Turtle Beach Corporation and John Hanson (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2021).

10.16	Cooperation Agreement, dated May 13, 2022, by and among Turtle Beach Corporation, The Donerail Group LP, and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed with the Securities and Exchange Commission May 17, 2022).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2023).

23.1	Consent of BDO USA, LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2023).

31.1	Certification of Juergen Stark, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2023).

31.2	Certification of John T. Hanson, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2023).

31.3**	Certification of Juergen Stark, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**	Certification of John T. Hanson, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Juergen Stark, Principal Executive Officer and John Hanson, Principal Financial Officer (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2023).

Extensible Business Reporting Language (XBRL) Exhibits

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TURTLE BEACH CORPORATION

Date: May 1, 2023	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)