Form 10-Q
period 2023-03-31
Turtle Beach Corp
filed 2023-05-04
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on May 1, 2023 was 17,036,026.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2023	2022
	(in thousands, except per-share data)
Net revenue	$51,444	$46,662
Cost of revenue	37,305	32,633
Gross profit	14,139	14,029
Operating expenses:
Selling and marketing	9,523	10,829
Research and development	4,101	5,252
General and administrative	7,007	6,235
Total operating expenses	20,631	22,316
Operating loss	(6,492)	(8,287)
Interest expense	163	109
Other non-operating expense, net	120	719
Loss before income tax	(6,775)	(9,115)
Income tax benefit	(70)	(2,639)
Net loss	$(6,705)	$(6,476)

Net loss per share
Basic	$(0.40)	$(0.40)
Diluted	$(0.40)	$(0.40)
Weighted average number of shares:
Basic	16,578	16,194
Diluted	16,578	16,194

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Net loss	$(6,705)	$(6,476)
Other comprehensive income (loss):
Foreign currency translation adjustment	445	(429)
Other comprehensive income (loss)	445	(429)
Comprehensive loss	$(6,260)	$(6,905)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$20,573	$11,396
Accounts receivable, net	23,955	43,336
Inventories	65,214	71,252
Prepaid expenses and other current assets	9,108	9,196
Total Current Assets	118,850	135,180
Property and equipment, net	6,144	6,362
Goodwill	10,686	10,686
Intangible assets, net	2,471	2,612
Other assets	8,361	8,547
Total Assets	$146,512	$163,387
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$—	$19,053
Accounts payable	21,887	19,846
Other current liabilities	30,023	25,433
Total Current Liabilities	51,910	64,332
Income tax payable	2,135	2,076
Other liabilities	7,703	8,038
Total Liabilities	61,748	74,446
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 16,604,099 and 16,569,173 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	17	17
Additional paid-in capital	208,999	206,916
Accumulated deficit	(123,303)	(116,598)
Accumulated other comprehensive income (loss)	(949)	(1,394)
Total Stockholders’ Equity	84,764	88,941
Total Liabilities and Stockholders’ Equity	$146,512	$163,387

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,705)	$(6,476)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	978	1,192
Amortization of intangible assets	264	312
Amortization of debt financing costs	42	47
Stock-based compensation	1,959	1,537
Deferred income taxes	(89)	(2,329)
Change in sales returns reserve	(1,178)	(3,285)
Provision for obsolete inventory	(561)	(874)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	20,578	27,423
Inventories	7,111	(14,615)
Accounts payable	2,162	(7,494)
Prepaid expenses and other assets	473	1,734
Income taxes payable	(271)	(657)
Other liabilities	4,226	(9,863)
Net cash provided by (used for) operating activities	28,989	(13,348)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(887)	(611)
Net cash used for investing activities	(887)	(611)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	53,892	—
Repayment of revolving credit facilities	(72,945)	—
Proceeds from exercise of stock options and warrants	125	361
Debt issuance costs	(80)	—
Net cash provided by (used for) financing activities	(19,008)	361
Effect of exchange rate changes on cash and cash equivalents	83	(422)
Net increase (decrease) in cash and cash equivalents	9,177	(14,020)
Cash and cash equivalents - beginning of period	11,396	37,720
Cash and cash equivalents - end of period	$20,573	$23,700

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$190	$64
Cash paid (received) for income taxes	$-	$126

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2022	16,569	17	206,916	(116,598)	(1,394)	$88,941
Net loss	—	—	—	(6,705)	—	$(6,705)
Other comprehensive income, net of tax	—	—	—	—	445	$445
Issuance of restricted stock	14	—	—	—	—	$-
Stock options exercised	21	—	124	—	—	$124
Stock-based compensation	—	—	1,959	—	—	$1,959
Balance at March 31, 2023	16,604	$17	$208,999	$(123,303)	$(949)	$84,764

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2021	16,168	16	198,278	(57,052)	127	$141,369
Net loss	—	—	—	(6,476)	—	(6,476)
Other comprehensive loss, net of tax	—	—	—	—	(429)	(429)
Issuance of restricted stock	30	—	—	—	—	—
Stock options exercised	47	—	361	—	—	361
Stock-based compensation	—	—	1,537	—	—	1,537
Balance at March 31, 2022	16,245	$16	$200,176	$(63,528)	$(302)	$136,362

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

The December 31, 2022 Condensed Consolidated Balance Sheet has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 29, 2023 (“Annual Report”).

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of March 31, 2023 and December 31, 2022, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted. The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$20,573	$20,573	$11,396	$11,396
Revolving credit facility	$—	$—	$19,053	$19,053

Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying value of the Credit Facility approximates fair value, due to the variable rate nature of the debt, as of March 31, 2023 and December 31, 2022.

Note 4. Allowance for Sales Returns

The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Balance, beginning of period	$7,817	$8,998
Reserve accrual	3,594	2,683
Recoveries and deductions, net	(4,772)	(5,968)
Balance, end of period	$6,639	$5,713

Note 5. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Finished goods	$64,360	$70,407
Raw materials	854	845
Total inventories	$65,214	$71,252

Property and Equipment, net

Property and equipment, net, consists of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Machinery and equipment	$2,758	$2,373
Software and software development	2,396	2,396
Furniture and fixtures	1,721	1,713
Tooling	9,964	9,901
Leasehold improvements	2,037	2,050
Demonstration units and convention booths	15,662	15,379
Total property and equipment, gross	34,538	33,812
Less: accumulated depreciation and amortization	(28,394)	(27,450)
Total property and equipment, net	$6,144	$6,362

Other Current Liabilities

Other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Accrued employee expenses	$5,140	$4,171
Accrued tax-related payables	2,838	4,159
Accrued marketing	2,665	4,147
Accrued royalty	1,621	2,527
Accrued freight	1,279	1,746
Accrued expenses	16,480	8,683
Total other current liabilities	$30,023	$25,433

Note 6. Goodwill and Other Intangible Assets

Acquired Intangible Assets

Acquired identifiable intangible assets, and related accumulated amortization, as of March 31, 2023 and December 31, 2022 consisted of:

	March 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,085	$6,872	$1,213
Tradenames	3,066	2,263	803
Developed technology	1,884	1,529	355
Foreign currency	(1,466)	(1,566)	100
Total Intangible Assets	$11,569	$9,098	$2,471

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,085	$6,750	$1,335
Tradenames	3,066	2,147	919
Developed technology	1,884	1,495	389
Foreign currency	(1,375)	(1,344)	(31)
Total Intangible Assets	$11,660	$9,048	$2,612

In connection with the October 2012 acquisition of TB Europe, the acquired intangible assets related to customer relationships is being amortized over an estimated useful life of thirteen years with the amortization being included within sales and marketing expense.

In May 2019, the Company completed its acquisition of the business and assets of ROCCAT. The acquired intangible assets relating to developed technology, customer relationships, and trade name are subject to amortization. During the fourth quarter of 2022, the Company made the decision to increasingly leverage the Turtle Beach brand across our product portfolio including PC products over time. Due to this decision, the Company prepared an impairment calculation to determine the present value of the ROCCAT tradename asset using the relief from royalty method. As a result of the present value calculation, in the fourth quarter 2022, the Company recorded an impairment charge of $0.8 million for the ROCCAT tradename intangible asset.

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

Amortization expense related to definite lived intangible assets of $0.3 million was recognized for the three months ended March 31, 2023 and $0.3 million was recognized for the three months ended March 31, 2022.

As of March 31, 2023, estimated annual amortization expense related to definite lived intangible assets in future periods was as follows:

(in thousands)
2023	$773
2024	1,003
2025	425
2026	170
Thereafter	-
Total	$2,371

There were no changes in the carrying values of goodwill for the three months ended March 31, 2023 from the balance as of December 31, 2022.

Note 7. Revolving Credit Facility and Long-Term Debt

	March 31, 2023	December 31, 2022
	(in thousands)
Revolving credit facility, maturing April 2025	$-	$19,053

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.2 million for the three months ended March 31, 2023 and $0.1 million for the three months ended March 31, 2022.

Amortization of deferred financing costs was $42 thousand for the three months ended March 31, 2023 and $47 thousand for the three months ended March 31, 2022.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, (iii) and the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.50% to 3.50% for U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50% and letter of credit fees and agent fees. As of March 31, 2023, interest rates for outstanding borrowings were 10.50% for base rate loans and 6.50% for LIBOR rate loans, which reference interest rates were still in effect prior to the Libor Transition Amendments.

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

As of March 31, 2023, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $46.8 million.

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

The following table presents the Company’s income tax expense and effective income tax rate:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Income tax benefit	$(70)	$(2,639)
Effective income tax rate	1.0%	29.0%

Income tax benefit for the three months ended March 31, 2023 was ($0.1) million at an effective tax rate of 1.0%. Income tax benefit for the three months ended March 31, 2022 was ($2.6) million at an effective tax rate of 29.0%. The effective tax rate for the three months ended March 31, 2023 was primarily impacted by a true-up to foreign incomes tax payable, partially offset by the change in U.S. valuation allowance, foreign taxes and interest on uncertain tax positions.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of March 31, 2023, the Company had uncertain tax positions of $2.9 million, inclusive of $0.8 million of interest and penalties.

As required by the authoritative guidance on accounting for income taxes the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred taxes will not be realized. The Company considers all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. Due to the significant 2022 pre-tax loss, coupled with cumulative book losses projected in early future years, the Company recorded a valuation allowance on its net U.S. deferred tax assets as of December 31, 2022. The Company’s continues to maintain this valuation allowance for the three months ended March 31, 2023.

The Company is subject to income taxes domestically and in various foreign jurisdictions. The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2019 through 2021, and the state tax years open under the statute of limitations are 2018 through 2021.

Note 9. Stock-Based Compensation

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Cost of revenue	$175	$26
Selling and marketing	490	398
Research and development	356	283
General and administrative	938	830
Total stock-based compensation	$1,959	$1,537

The following table presents the stock activity and the total number of shares available for grant as of March 31, 2023:

(in thousands)
Balance at December 31, 2022	550
Options Cancelled	6
Restricted Stock Granted	(18)
Restricted Stock Forfeited	5
Balance at March 31, 2023	543

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2022	1,577,545	$7.66	5.81	$2,465,015
Options Granted	-	-
Options Exercised	(21,141)	5.90
Options Forfeited	(5,843)	14.98
Outstanding at March 31, 2023	1,550,561	$7.66	5.60	$5,405,871
Vested and expected to vest at March 31, 2023	1,547,737	$7.73	5.59	$5,395,849
Exercisable at March 31, 2023	1,333,462	$7.65	5.36	$4,833,381

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

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $0.1 million for the three months ended March 31, 2023.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. There were no new options granted during the three months ended March 31, 2023. The total estimated fair value of employee options vested during the three months ended March 31, 2023 was $0.3 million. As of March 31, 2023, total unrecognized compensation cost related to non-vested stock options granted to employees was $0.9 million, which is expected to be recognized over a remaining weighted average vesting period of 1.1 years.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2022	865,446	$18.75
Granted	17,800	8.59
Vested	(13,785)	22.47
Shares forfeited	(5,456)	21.68
Nonvested restricted stock at March 31, 2023	864,005	$18.99

As of March 31, 2023, total unrecognized compensation costs related to the nonvested restricted stock awards was $10.4 million, which will be recognized over a remaining weighted average vesting period of 1.9 years.

Performance-Based Restricted Share Units

As of March 31, 2023, the Company had 256,342 performance-based restricted share units outstanding. The vesting of performance-based restricted share units is determined over a three-year period based on (i) the amount by which revenue growth exceeds a defined baseline market growth each year and (ii) the achievement of specified tiers of adjusted EBITDA as a percentage of net revenue each year, with the ability to earn and vest into such units ranging from 0% to 200%.

Note 10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands, except per-share data)
Net loss	$(6,705)	$(6,476)

Weighted average common shares outstanding — Basic	16,578	16,194
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	—	—
Dilutive effect of stock options	—	—
Dilutive effect of warrants	—	—
Weighted average common shares outstanding — Diluted	16,578	16,194
Net loss per share:
Basic	$(0.40)	$(0.40)
Diluted	$(0.40)	$(0.40)

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

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Stock options	1,557	1,725
Unvested restricted stock awards	863	793
Warrants	550	550
Total	2,970	3,068

Note 11. Segment Information

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
North America	$40,712	$31,368
Europe and Middle East	9,726	12,122
Asia Pacific	1,006	3,172
Total net revenues	$51,444	$46,662

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

The Company will continue to vigorously defend itself in the foregoing unresolved matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at March 31, 2023 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranty reserve, which are included in accrued liabilities:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Warranty, beginning of period	$618	$856
Warranty costs accrued	185	121
Settlements of warranty claims	(187)	(188)
Warranty, end of period	$616	$789

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

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	March 31, 2023
		(in thousands)
Right-of-use assets	Other assets	$7,772

Lease liability obligations, current	Other current liabilities	$1,085
Lease liability obligations, noncurrent	Other liabilities	7,288
Total lease liability obligations		$8,373
Weighted-average remaining lease term (in years)		6.6
Weighted-average discount rate		4.3%

During the three months ended March 31, 2023, the Company recognized approximately $0.4 million of lease costs in operating expenses and approximately $0.3 million of operating cash flows from operating leases.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of March 31, 2023, are as follows:

(in thousands)
2023	$968
2024	1,437
2025	1,451
2026	1,361
2027	1,383
Thereafter	3,182
Total minimum payments	9,782
Less: Imputed interest	(1,409)
Total	$8,373

Note 13. Subsequent Event

On May 1, 2023, the Company announced that the Company and Juergen Stark, Chairman, Chief Executive Officer and President of the Company, have agreed that Mr. Stark would not continue as Chief Executive Officer and President of the Company, with his employment to terminate effective as of the close of business on June 30, 2023. On May 2, 2023, the Company entered into a separation agreement with Mr. Stark.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2023 (the "Annual Report.")

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

Business Overview

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in White Plains, New York, and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing, and marketing innovative products across a range of large addressable markets under the Turtle Beach® and ROCCAT® brands. Turtle Beach is a worldwide leader of feature-rich gaming solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices. ROCCAT is a gaming headsets, keyboards, mice, and other accessories brand focused on the personal computer peripherals market.

Business Trends

Turtle Beach participates in the global software and accessories gaming market, which is estimated to be approximately $193 billion. The global gaming audience now exceeds global cinema and music markets with over three billion active gamers worldwide. Gaming peripherals, such as headsets, keyboards, mice, microphones, controllers, and simulation controls are estimated to be an $8.4 billion business globally with about 80% of that market in the Americas and Europe where the Company’s business is focused.

Competitive esports is a global phenomenon where professional gamers train and compete to win prize money, partner with major brands, and attract dedicated fans – similar to traditional professional sports. In 2022, there were over 530 million esports viewers, approximately 50% of whom considered themselves “esports enthusiasts,” and that number is expected to increase to roughly 650 million viewers by 2025 according to an April 2022 report from Newzoo.

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

Console Headset Market

Turtle Beach is the leading console gaming headset manufacturer in the U.S. and other major console markets. Turtle Beach has achieved these global market shares by delivering high-quality products that often include first-to-market innovations, robust features, superior sound, unmatched comfort, and top customer support – all key factors that consumers seek when shopping for a gaming headset.

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

Controllers and Gaming Simulation Market

In 2022, we further expanded our gaming simulation and gaming controller product lines. For the flight simulation market, we launched the VelocityOneTM Pedals and VelocityOneTM Stand, which perfectly pair with the VelocityOne FlightTM simulation control system for the complete, most immersive flight simulation experience on the market, and also launched the VelocityOneTM Flightstick, which is a single stick joystick controller for air and space flight combat games. For the gamepads/controllers market, we added new colorways for its original Recon Controller, as well as launched the lower-cost REACT-R controller, and mobile-focused Recon Cloud and Atom controller offerings. These markets increased our total addressable market by $1 billion, with third-party game controllers at roughly $500 million and PC/console flight simulation hardware at roughly $500 million in the global market.

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

We have experienced and may continue to experience increased freight costs and component availability challenges. Further, market conditions have significantly increased the lead time on many product components, causing us to purchase components earlier than normal to meet forecasted demand, which, in some cases, led to excess inventories of certain components ordered with long lead times ahead of shifting demand. We expect to continue to experience challenges impacting our supply chain and logistics operations. As a result, Turtle Beach continues to take proactive steps to limit the impact of these challenges and are working closely with our manufacturing and freight providers to reduce costs.

Key Performance Indicators and Non-GAAP Measures

Management routinely reviews key performance indicators, including revenue, operating income and margins, and earnings per share, among others. In addition, we believe certain other measures provide useful information to management and investors about us and our financial condition and results of operations for the following reasons: (i) they are measures used by our Board of Directors and management team to evaluate our operating performance; (ii) they are measures used by our management team to make day-to-day operating decisions; (iii) the adjustments made are often viewed as either non-recurring or not reflective of ongoing financial performance and/or have no cash impact on operations; and (iv) the measures are used by securities analysts, investors and other interested parties as a common operating performance measure to compare results across companies in our industry by adjusting for potential differences caused by variations in capital structures (affecting relative interest expense), and the age and book value of facilities and equipment (affecting relative depreciation and amortization expense). These other metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and given the limitations of these metrics as analytical tools, should not be considered a substitute for gross profit, gross margins, net income (loss) or other consolidated income statement data as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

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

Adjusted EBITDA (and a reconciliation to Net income (loss), the nearest GAAP financial measure) for the three months ended March 31, 2023 and March 31, 2022, are as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Net loss	$(6,705)	$(6,476)
Interest expense	163	109
Depreciation and amortization	1,242	1,504
Stock-based compensation	1,959	1,537
Income tax benefit	(70)	(2,639)
Proxy contest and other	1,086	232
Adjusted EBITDA	$(2,325)	$(5,733)

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Net loss for the three months ended March 31, 2023 was $(6.7) million with Adjusted EBITDA of $(2.3) million, compared to $(6.5) million with Adjusted EBITDA of $(5.7) million for the prior year, due to higher revenue driven by consumer demand, and operating expense management initiatives during the prior year.

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Net revenue	$51,444	$46,662
Cost of revenue	37,305	32,633
Gross profit	14,139	14,029
Operating expenses	20,631	22,316
Operating loss	(6,492)	(8,287)
Interest expense	163	109
Other non-operating expense, net	120	719
Loss before income tax	(6,775)	(9,115)
Income tax benefit	(70)	(2,639)
Net loss	$(6,705)	$(6,476)

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Net Revenue	$51,444	$46,662
Gross Profit	$14,139	$14,029
Gross Margin	27.5%	30.1%
Cash Margin (1)	28.8%	31.4%

(1)
Excludes depreciation and amortization, and stock-based compensation

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Net revenue for the three months ended March 31, 2023 was $51.4 million, a $4.8 million increase from $46.7 million reflecting a stronger U.S. console gaming headset market and increased consumer demand.

For the three months ended March 31, 2023, gross margin decreased to 27.5% from 30.1% in the comparable prior year period as a result of promotional spend above historic levels, partially offset by lower freight and logistics costs.

Operating Expenses

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Selling and marketing	$9,523	$10,829
Research and development	4,101	5,252
General and administrative	7,007	6,235
Total operating expenses	$20,631	$22,316

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2023 totaled $9.5 million compared to $10.8 million for the three months ended March 31, 2022. This decrease was primarily due to lower marketing initiatives to align with current consumer demand.

Research and Development

Research and development costs for the three months ended March 31, 2023 were $4.1 million compared to $5.3 million for the three months ended March 31, 2022, due to expense management initiatives during the prior year to align headcount with new product and portfolio expansion strategies.

General and Administrative

General and administrative expenses for the three months ended March 31, 2023 totaled $7.0 million compared to $6.2 million for the three months ended March 31, 2022. Excluding certain non-recurring proxy contest and other costs, expenses decreased $0.2 million primarily due to lower revenue-based employee expenses and certain corporate legal costs, partially offset by higher professional services costs.

Income Taxes

Income tax benefit for the three months ended March 31, 2023 was ($0.1) million at an effective tax rate of 1.0% compared to income tax benefit for the three months ended March 31, 2022 of ($2.6) million at an effective tax rate of 29.0%. The effective tax rate for the three months ended March 31, 2023 was primarily impacted by a true-up to foreign incomes tax payable, partially offset by the change in U.S. valuation allowance, foreign taxes and interest on uncertain tax positions.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and availability under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows and borrowings under our revolving credit facility.

The following table summarizes our sources and uses of cash:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Cash and cash equivalents at beginning of period	$11,396	$37,720
Net cash provided by (used for) operating activities	28,989	(13,348)
Net cash used for investing activities	(887)	(611)
Net cash provided by (used for) financing activities	(19,008)	361
Effect of foreign exchange on cash	83	(422)
Cash and cash equivalents at end of period	$20,573	$23,700

Operating activities

Cash provided by operating activities for the three months ended March 31, 2023 was $29.0 million, an increase of $42.3 million as compared to cash used for operating activities of $13.3 million for the three months ended March 31, 2022. The increase is primarily the result of market-driven inventory management activity and higher gross receipts.

Investing activities

Cash used for investing activities was $0.9 million for the three months ended March 31, 2023, which was related to certain capital investments, compared to $0.6 million for the three months ended March 31, 2022.

Financing activities

Net cash used for financing activities was ($19.0) million during the three months ended March 31, 2023 compared to net cash provided by financing activities of $0.4 million during the three months ended March 31, 2022. Financing activities during the three months ended March 31, 2023 consisted primarily of $19.1 million revolving credit facility net repayments.

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

Foreign cash balances at March 31, 2023 and December 31, 2022 were $3.7 million and $6.5 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, (iii) and the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.50% to 3.50% for U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50% and letter of credit fees and agent fees. As of March 31, 2023, interest rates for outstanding borrowings were 10.50% for base rate loans and 6.50% for LIBOR rate loans, which reference interest rates were still in effect prior to the Libor Transition Amendments.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of March 31, 2023 and December 31, 2022, we did not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of March 31, 2023 and December 31, 2022, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

Inflation Risk

The Company is exposed to market risk due to inflationary pressures, including higher labor-related costs, increases in the costs of the goods and services we purchase as part of the manufacture and distribution of our products, increased costs from supply chain and logistic headwinds and in our operations generally. Such inflationary pressures have been and could continue to be exacerbated by higher oil prices, geopolitical turmoil, and economic policy actions. Inflationary pressures can also have a negative impact on demand for the products we sell. Reduced or delayed discretionary spending by consumers in response to inflationary pressures has reduced consumer demand for our products, resulting in reduced sales. In 2022, we experienced a higher rate of inflation than in recent years resulting in higher cost of goods, selling expenses, and general and administrative expenses. Such increases have had and may continue to have a negative impact on the Company’s profit margins if selling prices of products do not increase with the increased costs.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective in regards to the internal controls over the tax provision as of March 31, 2023.

Changes in Internal Control over Financial Reporting

We identified a material weakness in internal control related to the proper design and implementation of certain controls over our income tax provision and management’s review of the income tax provision. To address this material weakness, we have implemented certain remedial measures, as described in Item 9A of our 2022 Form 10-K. Based on this evaluation, we consider the material weakness not to have been fully remediated as management has not yet been able to conclude, through testing, that the applicable controls have operated effectively.

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

We are exposed to inflationary pressures including higher labor-related costs and increases in the costs of the goods and services we purchase as part of the manufacture and distribution of our products and in our operations generally. Since 2021, global supply chain constraints and the continuing effects of the COVID-19 pandemic (including government measures adopted in response thereto) have resulted in heightened inflationary cost pressures, and these pressures continue to affect our business. Such inflationary pressures have also been and could continue to be exacerbated by higher oil prices, geopolitical turmoil (including the ongoing conflict in Ukraine), increased logistics costs and economic policy actions and could lead to a recessionary environment. As interest rates rise to address inflation, such increases have led to, and could lead to further increases in our borrowing costs over time.

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

We depend upon the success and availability of third-party gaming platforms and the release of certain game titles to drive sales of our headset products.

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

Any of these factors could reduce our net sales, decrease our gross margins, increase our expenses or reduce our profitability. Should we establish our own operations in international territories where we currently utilize distributors, we will become subject to greater risks associated with operating outside of the United States.

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

Immersion Corporation (Nasdaq: IMMR, “Immersion”), through a subsidiary that owns approximately 8.4% of our outstanding common stock, has notified the Company of its intent to nominate three directors for election at the Company’s 2023 annual meeting of stockholders

(the “Notice”). To avoid a costly and distracting proxy contest, the Company has engaged in good faith with Immersion numerous times but was unable to reach an amicable resolution that, in our view, would be aligned with the best interests of our stockholders. Responding to Immersion’s proxy contest and any future campaigns by Immersion or other activist stockholders can be disruptive, costly and time-consuming, and can divert the attention of our Board, management and employees. Perceived uncertainties as to the future direction or governance of the Company may cause concern to our current or potential regulators, vendors or strategic partners, or make it more difficult to execute on our strategy or to attract and retain qualified personnel, which may have a material impact on our business and operating results. In addition, in the event of shareholder activism, particularly with respect to matters which our Board, in exercising their fiduciary duties, disagree with or have determined not to pursue, our business could be adversely affected. The Company could also face difficulty in attracting and retaining qualified directors to serve on our Board due to the perceived instability in the organization or lack of continuity if an activism campaign results in the appointment of an activist shareholder on the Board. The Company could also face difficulty in attracting and retaining qualified directors to serve on our Board due to the perceived instability in the organization or lack of continuity if an activism campaign results in the appointment of an activist shareholder on the Board. Activist campaigns such as the proxy contest launched by Immersion may also cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business, all of which could have a material adverse effect on the Company. Moreover, if any of Immersion’s (or other activists’) nominees are elected with a specific agenda, it may adversely affect our ability to effectively and timely implement our long-term strategies, and this could in turn have an adverse effect on our business.

We have adopted a stockholder rights plan, which, together with provisions in our Articles of Incorporation and Nevada law, could discourage or prevent a potential takeover of our Company that might otherwise result in you receiving a premium over the market price for your common stock.

We adopted a stockholder rights plan pursuant to which we distributed one right for each outstanding share of common stock held by stockholders of record as of April 10, 2023. Subject to certain exceptions, the rights generally would become exercisable upon any person or group acquiring beneficial ownership of twelve percent (12%) or more of the then-outstanding shares of our common stock without the approval of the Board of Directors. Because the triggering of the rights may substantially dilute the stock ownership of a person or group attempting a take-over of us without the approval of our Board of Directors, even if such a change in control would result in our stockholders receiving a premium for their shares, the plan could make it more difficult for a third party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our Board of Directors.

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

In order for certain of our headsets to connect to the Xbox® platforms’ advanced features and controls, a proprietary computer chip or wireless module is required. As a result, with respect to our products designed for the Xbox® platforms, we are currently reliant on Microsoft or their designated supplier to provide us with sufficient quantities of such chips and/or modules. If we are unable to obtain sufficient quantities of these chips and/or modules, sales of such Xbox® platform compatible headsets and consequently our revenues would be adversely affected.

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

In addition to cash flow generated from operations, we have financed our operations with the Credit Facility. If we are unable to comply with the financial and other covenants contained in the Credit Facility and are unable to obtain a waiver under the Credit Facility, Bank of America may declare any outstanding borrowings under the Credit Facility immediately due and payable. If we had outstanding borrowings under the Credit Facility, such an event would have an immediate and material adverse impact on our business, results of operations, and financial condition. We could be required to obtain additional financing from other sources, and we cannot predict whether or on what terms, if any, additional financing might be available. If we were required to seek additional financing and were unable to obtain it, we might need to change our business and capital expenditure plans, which may have a materially adverse effect on our business, financial condition and results of operations. In addition, any debt under the Credit Facility could make it more difficult to obtain other debt financing in the future. The Credit Facility contains certain financial covenants and other restrictions that limit our ability, among other things, to incur certain additional indebtedness; pay dividends and repurchase stock; make certain investments and other payments; enter into certain mergers or consolidations; undergo certain changes of control of our company or board of directors; engage in sale and leaseback transactions and transactions with affiliates; and encumber and dispose of assets.

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
•
actions of, or our engagement with, activist stockholders;

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

If we are unable to protect our information systems against service interruption, misappropriation of data, cyber-attacks or other breaches of security, our operations could be disrupted, our reputation may be damaged, and we may be financially liable for damages.

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

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
January 1-31, 2023	—	$—	—	—
February 1-28, 2023	—	$—	—	—
March 1-31, 2023	—	$—	—	$17,594,289
Total	—	$—	—

For the first quarter of 2023, we did not repurchase any shares of common stock.

Item 5 - Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Turtle Beach Corporation, as amended (Incorporated by reference to Exhibit 3.1 to Company’s 10-Q filed August 6, 2018).

3.2	Bylaws, as amended, of Turtle Beach Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s 8-K filed June 20, 2019).

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

TURTLE BEACH CORPORATION

Date:	May 4, 2023	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)