Form 10-Q
period 2023-06-30
Turtle Beach Corp
filed 2023-08-07
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on July 31, 2023 was 17,309,270.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
	(in thousands, except per-share data)
Net revenue	$47,982	$41,300	$99,426	$87,962
Cost of revenue	36,110	33,418	73,415	66,051
Gross profit	11,872	7,882	26,011	21,911
Operating expenses:
Selling and marketing	10,351	11,587	19,874	22,416
Research and development	4,189	5,136	8,290	10,388
General and administrative	13,125	12,532	20,132	18,767
Total operating expenses	27,665	29,255	48,296	51,571
Operating loss	(15,793)	(21,373)	(22,285)	(29,660)
Interest expense (income)	(17)	84	146	193
Other non-operating expense, net	198	1,109	318	1,828
Loss before income tax	(15,974)	(22,566)	(22,749)	(31,681)
Income tax benefit	(54)	(4,740)	(124)	(7,379)
Net loss	$(15,920)	$(17,826)	$(22,625)	$(24,302)

Net loss per share
Basic	$(0.93)	$(1.08)	$(1.34)	$(1.49)
Diluted	$(0.93)	$(1.08)	$(1.34)	$(1.49)
Weighted average number of shares:
Basic	17,156	16,500	16,869	16,348
Diluted	17,156	16,500	16,869	16,348

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Net loss	$(15,920)	$(17,826)	$(22,625)	$(24,302)
Other comprehensive income (loss):
Foreign currency translation adjustment	(35)	(1,090)	410	(1,519)
Other comprehensive income (loss)	(35)	(1,090)	410	(1,519)
Comprehensive loss	$(15,955)	$(18,916)	$(22,215)	$(25,821)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$15,787	$11,396
Accounts receivable, net	20,254	43,336
Inventories	67,831	71,252
Prepaid expenses and other current assets	8,927	9,196
Total Current Assets	112,799	135,180
Property and equipment, net	5,691	6,362
Goodwill	10,686	10,686
Intangible assets, net	2,238	2,612
Other assets	8,124	8,547
Total Assets	$139,538	$163,387
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$—	$19,053
Accounts payable	34,036	19,846
Other current liabilities	21,808	25,433
Total Current Liabilities	55,844	64,332
Income tax payable	2,196	2,076
Other liabilities	7,443	8,038
Total Liabilities	65,483	74,446
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 17,309,270 and 16,569,173 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	17	17
Additional paid-in capital	214,245	206,916
Accumulated deficit	(139,223)	(116,598)
Accumulated other comprehensive income (loss)	(984)	(1,394)
Total Stockholders’ Equity	74,055	88,941
Total Liabilities and Stockholders’ Equity	$139,538	$163,387

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,625)	$(24,302)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,948	2,458
Amortization of intangible assets	513	623
Amortization of debt financing costs	75	94
Stock-based compensation	6,929	3,567
Deferred income taxes	(209)	(7,110)
Change in sales returns reserve	(2,419)	(4,992)
Provision for obsolete inventory	(1,098)	(1,289)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	32,685	32,152
Inventories	5,457	(21,288)
Accounts payable	7,452	(9,914)
Prepaid expenses and other assets	691	1,055
Income taxes payable	(261)	1,550
Other liabilities	(4,928)	(13,851)
Net cash provided by (used for) operating activities	24,210	(41,247)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,252)	(1,207)
Net cash used for investing activities	(1,252)	(1,207)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	99,785	36,209
Repayment of revolving credit facilities	(118,838)	(20,502)
Proceeds from exercise of stock options and warrants	1,358	538
Repurchase of common stock	(974)	—
Debt issuance costs	(80)	—
Net cash provided by (used for) financing activities	(18,749)	16,245
Effect of exchange rate changes on cash and cash equivalents	182	(634)
Net increase (decrease) in cash and cash equivalents	4,391	(26,843)
Cash and cash equivalents - beginning of period	11,396	37,720
Cash and cash equivalents - end of period	$15,787	$10,877

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$226	$108
Cash paid (received) for income taxes	$(137)	$(2,539)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2022	16,569	17	206,916	(116,598)	(1,394)	$88,941
Net loss	—	—	—	(6,705)	—	$(6,705)
Other comprehensive income, net of tax	—	—	—	—	445	$445
Issuance of restricted stock	14	—	—	—	—	$-
Stock options exercised	21	—	124	—	—	$124
Stock-based compensation	—	—	1,959	—	—	$1,959
Balance at March 31, 2023	16,604	$17	$208,999	$(123,303)	$(949)	$84,764
Net loss	—	—	—	(15,920)	—	$(15,920)
Other comprehensive loss, net of tax	—	—	—	—	(35)	$(35)
Issuance of restricted stock	469	—	—	—	—	$-
Stock options exercised	322	—	1,234	—	—	$1,234
Stock-based compensation	—	—	4,986	—	—	$4,986
Repurchase of common stock	(86)	—	(974)	—	—	$(974)
Balance at June 30, 2023	17,309	$17	$214,245	$(139,223)	$(984)	$74,055

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2021	16,168	16	198,278	(57,052)	127	$141,369
Net loss	—	—	—	(6,476)	—	(6,476)
Other comprehensive loss, net of tax	—	—	—	—	(429)	(429)
Issuance of restricted stock	30	—	—	—	—	—
Stock options exercised	47	—	361	—	—	361
Stock-based compensation	—	—	1,537	—	—	1,537
Balance at March 31, 2022	16,245	$16	$200,176	$(63,528)	$(302)	$136,362
Net income	—	—	—	(17,826)	—	(17,826)
Other comprehensive income, net of tax	—	—	—	—	(1,090)	(1,090)
Issuance of restricted stock	257	—	—	—	—	—
Stock options exercised	24	1	176	—	—	177
Stock-based compensation	—	—	2,030	—	—	2,030
Balance at June 30, 2022	16,526	$17	$202,382	$(81,354)	$(1,392)	$119,653

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of June 30, 2023 and December 31, 2022, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted. The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$15,787	$15,787	$11,396	$11,396
Revolving credit facility	$—	$—	$19,053	$19,053

Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying value of the Credit Facility approximates fair value, due to the variable rate nature of the debt, as of June 30, 2023 and December 31, 2022.

Note 4. Allowance for Sales Returns

The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$6,639	$5,713	$7,817	$8,998
Reserve accrual	2,556	2,792	6,150	5,475
Recoveries and deductions, net	(3,797)	(4,499)	(8,569)	(10,467)
Balance, end of period	$5,398	$4,006	$5,398	$4,006

Note 5. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Finished goods	$67,071	$70,407
Raw materials	760	845
Total inventories	$67,831	$71,252

Property and Equipment, net

Property and equipment, net, consists of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Machinery and equipment	$2,622	$2,373
Software and software development	2,395	2,396
Furniture and fixtures	1,732	1,713
Tooling	10,488	9,901
Leasehold improvements	2,030	2,050
Demonstration units and convention booths	15,755	15,379
Total property and equipment, gross	35,022	33,812
Less: accumulated depreciation and amortization	(29,331)	(27,450)
Total property and equipment, net	$5,691	$6,362

Other Current Liabilities

Other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Accrued employee expenses	$2,508	$4,171
Accrued tax-related payables	2,889	4,159
Accrued marketing	2,609	4,147
Accrued royalty	1,596	2,527
Accrued freight	2,027	1,746
Accrued expenses	10,179	8,683
Total other current liabilities	$21,808	$25,433

Note 6. Goodwill and Other Intangible Assets

Acquired Intangible Assets

Acquired identifiable intangible assets, and related accumulated amortization, as of June 30, 2023 and December 31, 2022 consisted of:

	June 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,085	$6,986	$1,099
Tradenames	3,066	2,378	688
Developed technology	1,884	1,557	327
Foreign currency	(1,225)	(1,349)	124
Total Intangible Assets	$11,810	$9,572	$2,238

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,085	$6,750	$1,335
Tradenames	3,066	2,147	919
Developed technology	1,884	1,495	389
Foreign currency	(1,375)	(1,344)	(31)
Total Intangible Assets	$11,660	$9,048	$2,612

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

Amortization expense related to definite lived intangible assets of $0.0 million and $0.5 million was recognized for the three and six months ended June 30, 2023, respectively, and $0.3 million and $0.6 million was recognized for the three and six months ended June 30, 2022.

As of June 30, 2023, estimated annual amortization expense related to definite lived intangible assets in future periods was as follows:

(in thousands)
2023	$516
2024	1,003
2025	425
2026	170
Thereafter	-
Total	$2,114

There were no changes in the carrying values of goodwill for the six months ended June 30, 2023 from the balance as of December 31, 2022.

Note 7. Revolving Credit Facility and Long-Term Debt

	June 30, 2023	December 31, 2022
	(in thousands)
Revolving credit facility, maturing April 2025	$-	$19,053

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.

Amortization of deferred financing costs was $33 thousand and $75 thousand for the three and six months ended June 30, 2023, respectively, and $47 thousand and $94 thousand for the three and six months ended June 30, 2022, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, (iii) and the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.50% to 3.50% for U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50% and letter of credit fees and agent fees. As of June 30, 2023, interest rates for outstanding borrowings were 10.75% for base rate loans and 6.50% for LIBOR rate loans, which reference interest rates were still in effect prior to the Libor Transition Amendments.

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

As of June 30, 2023, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $38.5 million.

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

The following table presents the Company’s income tax expense and effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Income tax benefit	$(54)	$(4,740)	$(124)	$(7,379)
Effective income tax rate	0.3%	21.0%	0.5%	23.3%

The effective tax rate for the three and six months ended June 30, 2023 was primarily impacted by a true-up to foreign incomes tax payable, partially offset by the change in U.S. valuation allowance, foreign taxes and interest on uncertain tax positions.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of June 30, 2023, the Company had uncertain tax positions of $2.9 million, inclusive of $0.8 million of interest and penalties.

As required by the authoritative guidance on accounting for income taxes the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred taxes will not be realized. The Company considers all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. Due to the significant 2022 pre-tax loss, coupled with cumulative book losses projected in early future years, the Company recorded a valuation allowance on its net U.S. deferred tax assets as of December 31, 2022. The Company’s continues to maintain this valuation allowance for the three months ended June 30, 2023.

The Company is subject to income taxes domestically and in various foreign jurisdictions. The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2019 through 2021, and the state tax years open under the statute of limitations are 2018 through 2021.

Note 9. Stock-Based Compensation

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$162	$96	$337	$122
Selling and marketing	410	539	900	937
Research and development	324	390	680	673
General and administrative	4,074	1,005	5,012	1,835
Total stock-based compensation	$4,970	$2,030	$6,929	$3,567

On May 1, 2023, the Company announced that the Company and Juergen Stark, Chairman, Chief Executive Officer and President of the Company, have agreed that Mr. Stark would not continue as Chief Executive Officer and President of the Company, with his employment to terminate effective as of the close of business on June 30, 2023. On May 2, 2023, the Company entered into a separation agreement with Mr. Stark, resulting in an acceleration of the total stock-based compensation associated with equity awards granted to him. During the six months ended June 30, 2023, the Company recorded a total of $4.0 million in stock-based compensation expenses and related payroll that would not have been recognized if Mr. Stark had not announced his retirement.

The following table presents the stock activity and the total number of shares available for grant as of June 30, 2023:

(in thousands)
Balance at December 31, 2022	550
Options Cancelled	11
Restricted Stock Granted	(504)
Restricted Stock Forfeited	13
Performance Shares Unearned	94
Performance Shares Granted	(163)
Balance at June 30, 2023	1

On July 6, 2023, the Company’s stockholders approved an amendment to the plan to, among other things, (i) change the name to Turtle Beach Corporation 2023 Stock-Based Incentive Compensation Plan, and (ii) increase the number of shares of the Company’s common stock, par value $0.001 per share, authorized for issuance by 1,049,000.

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2022	1,577,545	$7.66	5.81	$2,465,015
Options Granted	-	-
Options Exercised	(343,007)	3.96
Options Forfeited	(11,485)	14.48
Outstanding at June 30, 2023	1,223,053	$8.63	4.44	$4,707,610
Vested and expected to vest at June 30, 2023	1,222,015	$8.73	4.44	$4,699,256
Exercisable at June 30, 2023	1,087,615	$8.76	4.14	$4,211,217

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

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $2.4 million for the six months ended June 30, 2023.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. There were no new options granted during the six months ended June 30, 2023. The total estimated fair value of employee options vested during the six months ended June 30, 2023 was $0.6 million. As of June 30, 2023, total unrecognized compensation cost related to non-vested stock options granted to employees was $0.6 million, which is expected to be recognized over a remaining weighted average vesting period of 0.8 years.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2022	865,446	$18.75
Granted	504,092	9.97
Vested	(546,939)	16.53
Shares forfeited	(13,028)	17.78
Nonvested restricted stock at June 30, 2023	809,571	$14.80

As of June 30, 2023, total unrecognized compensation costs related to the nonvested restricted stock awards was $11.1 million, which will be recognized over a remaining weighted average vesting period of 2.7 years.

Performance-Based Restricted Share Units

As of June 30, 2023, the Company had 256,342 performance-based restricted share units outstanding. The vesting of performance-based restricted share units is determined over a three-year period based on (i) the amount by which revenue growth exceeds a defined baseline market growth each year and (ii) the achievement of specified tiers of adjusted EBITDA as a percentage of net revenue each year, with the ability to earn and vest into such units ranging from 0% to 200%. As of June 30, 2023, achievement of the performance conditions associated with the 2023, 2022 and 2021 performance shares was deemed not probable.

Note 10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands, except per-share data)
Net loss	$(15,920)	$(17,826)	$(22,625)	$(24,302)

Weighted average common shares outstanding — Basic	17,156	16,500	16,869	16,348
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	—	—	—	—
Dilutive effect of stock options	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Weighted average common shares outstanding — Diluted	17,156	16,500	16,869	16,348
Net loss per share:
Basic	$(0.93)	$(1.08)	$(1.34)	$(1.49)
Diluted	$(0.93)	$(1.08)	$(1.34)	$(1.49)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Stock options	1,363	1,655	1,384	1,672
Unvested restricted stock awards	908	963	860	915
Warrants	550	550	550	550
Total	2,821	3,168	2,794	3,137

Note 11. Segment Information

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
North America	$32,356	$27,384	$73,068	$58,752
Europe and Middle East	11,861	9,179	21,587	21,301
Asia Pacific	3,765	4,737	4,771	7,909
Total net revenues	$47,982	$41,300	$99,426	$87,962

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

The Company will continue to vigorously defend itself in the foregoing unresolved matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at June 30, 2023 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranty reserve, which are included in accrued liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Warranty, beginning of period	$616	$789	$618	$856
Warranty costs accrued	190	72	375	193
Settlements of warranty claims	(166)	(143)	(353)	(331)
Warranty, end of period	$640	$718	$640	$718

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

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	June 30, 2023
		(in thousands)
Right-of-use assets	Other assets	$7,514

Lease liability obligations, current	Other current liabilities	$1,092
Lease liability obligations, noncurrent	Other liabilities	7,091
Total lease liability obligations		$8,183
Weighted-average remaining lease term (in years)		6.3
Weighted-average discount rate		4.3%

During the six months ended June 30, 2023, the Company recognized approximately $0.8 million of lease costs in operating expenses and approximately $0.6 million of operating cash flows from operating leases.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of June 30, 2023, are as follows:

(in thousands)
2023	$647
2024	1,437
2025	1,451
2026	1,361
2027	1,383
Thereafter	3,182
Total minimum payments	9,461
Less: Imputed interest	(1,278)
Total	$8,183

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

We have experienced and may continue to experience increased freight costs and component availability challenges, which have begun to abate in 2023. As a result, Turtle Beach continues to take proactive steps to limit the impact of these challenges and are working closely with our manufacturing and freight providers to reduce costs.

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

Adjusted EBITDA (and a reconciliation to Net income (loss), the nearest GAAP financial measure) for the three and six months ended June 30, 2023 and June 30, 2022, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(15,920)	$(17,826)	$(22,625)	$(24,302)
Interest expense (income)	(17)	84	146	193
Depreciation and amortization	1,219	1,577	2,461	3,081
Stock-based compensation	4,970	2,030	6,929	3,567
Income tax benefit	(54)	(4,740)	(124)	(7,379)
Restructuring expense	—	527	—	527
CEO transition related costs	2,874	—	2,874	—
Proxy contest and other	1,333	6,267	2,419	6,499
Adjusted EBITDA	$(5,595)	$(12,081)	$(7,920)	$(17,814)

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Net loss for the three months ended June 30, 2023 was $(15.9) million with Adjusted EBITDA of $(5.6) million, compared to $(17.8) million with Adjusted EBITDA of $(12.1) million for the prior year, due to higher revenue and improved margins that were positively impacted by a less promotional environment, lower freight costs and lower recurring operating expenses.

Net loss for the six months ended June 30, 2023 was $(22.6) million with Adjusted EBITDA of $(7.9) million, compared to $(24.3) million with Adjusted EBITDA of $(17.8) million for the prior year, due to higher revenue driven by consumer demand, lower freight costs and lower recurring operating expenses.

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Net revenue	$47,982	$41,300	$99,426	$87,962
Cost of revenue	36,110	33,418	73,415	66,051
Gross profit	11,872	7,882	26,011	21,911
Operating expenses	27,665	29,255	48,296	51,571
Operating loss	(15,793)	(21,373)	(22,285)	(29,660)
Interest expense (income)	(17)	84	146	193
Other non-operating expense, net	198	1,109	318	1,828
Loss before income tax	(15,974)	(22,566)	(22,749)	(31,681)
Income tax benefit	(54)	(4,740)	(124)	(7,379)
Net loss	$(15,920)	$(17,826)	$(22,625)	$(24,302)

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Net Revenue	$47,982	$41,300	$99,426	$87,962
Gross Profit	$11,872	$7,882	$26,011	$21,911
Gross Margin	24.7%	19.1%	26.2%	24.9%
Cash Margin (1)	26.1%	20.8%	27.5%	26.4%

(1)
Excludes depreciation and amortization, and stock-based compensation

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Net revenue for the three months ended June 30, 2023 was $48.0 million, a $6.7 million increase from $41.3 million as consumer demand for our products increased and channel inventory levels stabilized led by console gaming headsets and flight simulation products.

For the three months ended June 30, 2023, gross margin increased to 24.7% from 19.1% in the comparable prior year period driven by lower freight costs including air freight, a less promotional environment and business mix.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Net revenue for the six months ended June 30, 2023 was $99.4 million, a $6.7 million increase from $88.0 million reflecting a stronger U.S. console gaming headset market and increased consumer demand.

For the six months ended June 30, 2023, gross margin increased to 26.2% from 24.9% in the comparable prior year period as a result of lower freight and logistics costs, partially offset by higher promotional spend.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Selling and marketing	$10,351	$11,587	$19,874	$22,416
Research and development	4,189	5,136	8,290	10,388
General and administrative	13,125	12,532	20,132	18,767
Total operating expenses	$27,665	$29,255	$48,296	$51,571

Selling and Marketing

Selling and marketing expenses for the three and six months ended June 30, 2023 totaled $10.4 million and $19.9 million, respectively, compared to $11.6 million and $22.4 million for the three and six months ended June 30, 2022, respectively, due to more targeted marketing spend to drive sales growth.

Research and Development

Research and development costs for the three and six months ended June 30, 2023 were $4.2 million and $8.3 million, respectively, compared to $5.1 million and $10.4 million for the three and six months ended June 30, 2022, respectively, due to expense management initiatives during the prior year to align headcount with new product and portfolio expansion strategies.

General and Administrative

General and administrative expenses for the three months ended June 30, 2023 totaled $13.1 million compared to $12.5 million for the three months ended June 30, 2022. Excluding certain non-recurring executive compensation, proxy contest and shareholders' litigation costs, expenses decreased $1.3 million primarily due to lower non-cash stock-based compensation and employee expenses.

General and administrative expenses for the six months ended June 30, 2023 totaled $20.1 million compared to $18.8 million for the six months ended June 30, 2022. Excluding certain non-recurring executive compensation, proxy contest and shareholders' litigation costs, expenses decreased $1.4 million primarily due lower non-cash stock-based compensation, employee expenses and certain corporate legal costs, partially offset by higher professional services costs.

Income Taxes

Income tax benefit for the six months ended June 30, 2023 was ($0.1) million at an effective tax rate of 0.5% compared to income tax benefit for the six months ended June 30, 2022 of ($7.4) million at an effective tax rate of 23.3%. The effective tax rate for the six months ended June 30, 2023 was primarily impacted by a true-up to foreign incomes tax payable, partially offset by the change in U.S. valuation allowance, foreign taxes and interest on uncertain tax positions.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and availability under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows and borrowings under our revolving credit facility.

The following table summarizes our sources and uses of cash:

	Six Months Ended
	June 30,
	2023	2022
	(in thousands)
Cash and cash equivalents at beginning of period	$11,396	$37,720
Net cash provided by (used for) operating activities	24,210	(41,247)
Net cash used for investing activities	(1,252)	(1,207)
Net cash provided by (used for) financing activities	(18,749)	16,245
Effect of foreign exchange on cash	182	(634)
Cash and cash equivalents at end of period	$15,787	$10,877

Operating activities

Cash provided by operating activities for the six months ended June 30, 2023 was $24.2 million, an increase of $65.5 million as compared to cash used for operating activities of $41.2 million for the six months ended June 30, 2022. The increase is primarily the result of market-driven inventory management activity, higher gross receipts and expense management initiatives during the prior year.

Investing activities

Cash used for investing activities was $1.3 million for the six months ended June 30, 2023, which was related to certain capital investments, compared to $1.2 million for the six months ended June 30, 2022.

Financing activities

Net cash used for financing activities was ($18.7) million during the six months ended June 30, 2023 compared to net cash provided by financing activities of $16.2 million during the six months ended June 30, 2022. Financing activities during the six months ended June 30, 2023 consisted primarily of $19.1 million revolving credit facility net repayments.

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

Foreign cash balances at June 30, 2023 and December 31, 2022 were $4.3 million and $6.5 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, (iii) and the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.50% to 3.50% for U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50% and letter of credit fees and agent fees. As of June 30, 2023, interest rates for outstanding borrowings were 10.75% for base rate loans and 6.50% for LIBOR rate loans, which reference interest rates were still in effect prior to the Libor Transition Amendments.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of June 30, 2023 and December 31, 2022, we did not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of June 30, 2023 and December 31, 2022, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Principal Executive Officer (or PEO) and our Principal Financial Officer (or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

In our annual report on Form 10-K for the year ended December 31, 2022, we identified a material weakness in internal control related to the proper design and implementation of certain controls over our income tax provision and management’s review of the income tax provision. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Corporation's annual or interim financial statements will not be prevented or detected on a timely basis.

Management implemented its plan to remediate the material weakness described above, which consisted of the following elements:

•
Management, with the assistance of a third party, performed an evaluation of the processes and procedures around the Company’s tax provision processes, internal control design gaps, and recommend process enhancements.
•
Implemented enhancements and process improvements, including the design and implementation of well defined controls and related control attributes regarding tax law changes, deferred taxes, uncertain tax positions and income tax disclosures.
•
Developed a detailed timeline of the tax provision calculation, to ensure that sufficient time is allocated to complete the process as designed.

As of June 30, 2023, management has determined that the material weakness identified has been remediated.

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

Item 1A - Risk Factors

Information regarding risk factors appears in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
April 1-30, 2023	—	$—	—	—
May 1-31, 2023	—	$—	—	—
June 1-30, 2023	85,903	$11.34	85,903	$16,619,836
Total	85,903	$11.34	85,903

Item 5 - Other Information

Rule 10b5-1 Trading Plans

On May 15, 2023, Juergen Stark, who served as our Chairman, President and Chief Executive Officer at the time of adoption, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 50,000 shares of the Company’s common stock and exercise and sale of up to 250,000 options to purchased shares of the Company’s common stock until December 29, 2023.

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

4.2

Amendment No. 1 to Rights Agreement, dated as of June 15, 2023, by and between Turtle Beach Corporation and Issuer Direct Corporation, as rights agent (Incorporated by reference to Exhibit 4.1 to the Company’s 8-K originally filed with the Securities and Exchange Commission on June 16, 2023).

10.1†

Separation Letter Agreement and Release, dated May 1, 2023, between Turtle Beach Corporation and Juergen Stark (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on May 2, 2023).

10.2†

Consulting Services Agreement, dated June 26, 2023, between Turtle Beach Corporation and JStark Industries, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on June 29, 2023).

10.3†

Letter Agreement, dated June 20, 2023, between Turtle Beach Corporation and Cris Keirn (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on June 21, 2023).

10.4†**	Turtle Beach Corporation 2023 Stock-Based Incentive Compensation Plan, as amended.

10.5†**	Form of Performance Stock Unit Agreement under the Turtle Beach Corporation 2023 Stock-Based Incentive Compensation Plan.

10.6†**	Form of Restricted Stock Agreement under the Turtle Beach Corporation 2023 Stock-Based Incentive Compensation Plan.

10.7†**	Form of Deferred Stock Award Agreement under the Amended and Restated Turtle Beach Corporation 2023 Stock-Based Incentive Compensation Plan.

10.8

Waiver of Replacement Rights Agreement, dated June 17, 2023, by and among Turtle Beach Corporation, The Donerail Group LP and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K originally filed with the Securities and Exchange Commission on June 22, 2023).

31.1 **	Certification of Cris Keirn, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of John T. Hanson, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Cris Keirn, Principal Executive Officer and John Hanson, Principal Financial Officer.

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

** Filed herewith.

† Includes a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TURTLE BEACH CORPORATION

Date:	August 7, 2023	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)