Form 10-Q
period 2023-09-30
Turtle Beach Corp
filed 2023-11-07
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on October 31, 2023 was 17,404,013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
	(in thousands, except per-share data)
Net revenue	$59,158	$51,304	$158,584	$139,266
Cost of revenue	41,469	44,046	114,884	110,097
Gross profit	17,689	7,258	43,700	29,169
Operating expenses:
Selling and marketing	10,583	10,550	30,457	32,966
Research and development	4,380	4,400	12,670	14,788
General and administrative	5,243	6,006	25,375	24,773
Total operating expenses	20,206	20,956	68,502	72,527
Operating loss	(2,517)	(13,698)	(24,802)	(43,358)
Interest expense	107	450	253	643
Other non-operating expense, net	481	2,255	799	4,083
Loss before income tax	(3,105)	(16,403)	(25,854)	(48,084)
Income tax expense (benefit)	501	(4,392)	377	(11,771)
Net loss	$(3,606)	$(12,011)	$(26,231)	$(36,313)

Net loss per share
Basic	$(0.21)	$(0.73)	$(1.54)	$(2.21)
Diluted	$(0.21)	$(0.73)	$(1.54)	$(2.21)
Weighted average number of shares:
Basic	17,345	16,541	17,029	16,413
Diluted	17,345	16,541	17,029	16,413

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Net loss	$(3,606)	$(12,011)	$(26,231)	$(36,313)
Other comprehensive income (loss):
Foreign currency translation adjustment	(16)	(612)	394	(2,131)
Other comprehensive income (loss)	(16)	(612)	394	(2,131)
Comprehensive loss	$(3,622)	$(12,623)	$(25,837)	$(38,444)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$12,340	$11,396
Accounts receivable, net	33,816	43,336
Inventories	76,024	71,252
Prepaid expenses and other current assets	8,775	9,196
Total Current Assets	130,955	135,180
Property and equipment, net	4,828	6,362
Goodwill	10,686	10,686
Intangible assets, net	1,976	2,612
Other assets	7,858	8,547
Total Assets	$156,303	$163,387
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$13,261	$19,053
Accounts payable	39,198	19,846
Other current liabilities	22,014	25,433
Total Current Liabilities	74,473	64,332
Income tax payable	2,204	2,076
Other liabilities	7,224	8,038
Total Liabilities	83,901	74,446
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 17,404,013 and 16,569,173 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	17	17
Additional paid-in capital	216,214	206,916
Accumulated deficit	(142,829)	(116,598)
Accumulated other comprehensive income (loss)	(1,000)	(1,394)
Total Stockholders’ Equity	72,402	88,941
Total Liabilities and Stockholders’ Equity	$156,303	$163,387

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,231)	$(36,313)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,912	3,533
Amortization of intangible assets	761	931
Amortization of debt financing costs	108	142
Stock-based compensation	8,554	5,775
Deferred income taxes	(178)	(11,160)
Change in sales returns reserve	(2,473)	(4,561)
Provision for obsolete inventory	200	962
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	12,563	9,834
Inventories	(4,986)	(24,611)
Accounts payable	19,072	(11,452)
Prepaid expenses and other assets	385	2,626
Income taxes payable	126	645
Other liabilities	(2,869)	(5,873)
Net cash provided by (used for) operating activities	7,944	(69,522)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,924)	(1,895)
Net cash used for investing activities	(1,924)	(1,895)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	149,995	91,945
Repayment of revolving credit facilities	(155,787)	(47,327)
Proceeds from exercise of stock options and warrants	1,718	626
Repurchase of common stock	(974)	—
Debt issuance costs	(80)	—
Net cash provided by (used for) financing activities	(5,128)	45,244
Effect of exchange rate changes on cash and cash equivalents	52	(1,042)
Net increase (decrease) in cash and cash equivalents	944	(27,215)
Cash and cash equivalents - beginning of period	11,396	37,720
Cash and cash equivalents - end of period	$12,340	$10,505

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$283	$376
Cash paid (received) for income taxes	$175	$(2,340)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2022	16,569	$17	$206,916	$(116,598)	$(1,394)	$88,941
Net loss	—	—	—	(6,705)	—	(6,705)
Other comprehensive income, net of tax	—	—	—	—	445	445
Issuance of restricted stock	14	—	—	—	—	-
Stock options exercised	21	—	124	—	—	124
Stock-based compensation	—	—	1,959	—	—	1,959
Balance at March 31, 2023	16,604	$17	$208,999	$(123,303)	$(949)	$84,764
Net loss	—	—	—	(15,920)	—	(15,920)
Other comprehensive loss, net of tax	—	—	—	—	(35)	(35)
Issuance of restricted stock	469	—	—	—	—	-
Stock options exercised	322	—	1,234	—	—	1,234
Stock-based compensation	—	—	4,986	—	—	4,986
Repurchase of common stock	(86)	—	(974)	—	—	(974)
Balance at June 30, 2023	17,309	$17	$214,245	$(139,223)	$(984)	$74,055
Net loss	—	—	—	(3,606)	—	(3,606)
Other comprehensive loss, net of tax	—	—	—	—	(16)	(16)
Issuance of restricted stock	24	—	—	—	—	-
Stock options exercised	76	—	360	—	—	360
Stock-based compensation	—	—	1,609	—	—	1,609
Balance at September 30, 2023	17,409	$17	$216,214	$(142,829)	$(1,000)	$72,402

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2021	16,168	$16	$198,278	$(57,052)	$127	$141,369
Net loss	—	—	—	(6,476)	—	(6,476)
Other comprehensive loss, net of tax	—	—	—	—	(429)	(429)
Issuance of restricted stock	30	—	—	—	—	—
Stock options exercised	47	—	361	—	—	361
Stock-based compensation	—	—	1,537	—	—	1,537
Balance at March 31, 2022	16,245	$16	$200,176	$(63,528)	$(302)	$136,362
Net income	—	—	—	(17,826)	—	(17,826)
Other comprehensive income, net of tax	—	—	—	—	(1,090)	(1,090)
Issuance of restricted stock	257	—	—	—	—	—
Stock options exercised	24	1	176	—	—	177
Stock-based compensation	—	—	2,030	—	—	2,030
Balance at June 30, 2022	16,526	$17	$202,382	$(81,354)	$(1,392)	$119,653
Net loss	—	—	—	(12,011)	—	(12,011)
Other comprehensive loss, net of tax	—	—	—	—	(612)	(612)
Issuance of restricted stock	16	—	—	—	—	—
Stock options exercised	14	—	88	—	—	88
Stock-based compensation	-	—	2,211	—	—	2,211
Balance at September 30, 2022	16,556	$17	$204,681	$(93,365)	$(2,004)	$109,329

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of September 30, 2023 and December 31, 2022, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted. The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$12,340	$12,340	$11,396	$11,396
Revolving credit facility	$13,261	$13,261	$19,053	$19,053

Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying value of the Credit Facility approximates fair value, due to the variable rate nature of the debt, as of September 30, 2023 and December 31, 2022.

Note 4. Allowance for Sales Returns

The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$5,398	$4,006	$7,817	$8,998
Reserve accrual	3,566	3,257	9,817	8,732
Recoveries and deductions, net	(3,620)	(2,826)	(12,290)	(13,293)
Balance, end of period	$5,344	$4,437	$5,344	$4,437

Note 5. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Finished goods	$75,519	$70,407
Raw materials	505	845
Total inventories	$76,024	$71,252

Property and Equipment, net

Property and equipment, net, consists of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Machinery and equipment	$2,605	$2,373
Software and software development	2,437	2,396
Furniture and fixtures	1,759	1,713
Tooling	10,516	9,901
Leasehold improvements	1,982	2,050
Demonstration units and convention booths	15,759	15,379
Total property and equipment, gross	35,058	33,812
Less: accumulated depreciation and amortization	(30,230)	(27,450)
Total property and equipment, net	$4,828	$6,362

Other Current Liabilities

Other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Accrued employee expenses	$2,237	$4,171
Accrued tax-related payables	3,368	4,159
Accrued marketing	2,740	4,147
Accrued royalty	2,457	2,527
Accrued freight	1,922	1,746
Accrued expenses	9,290	8,683
Total other current liabilities	$22,014	$25,433

Note 6. Goodwill and Other Intangible Assets

Acquired Intangible Assets

Acquired identifiable intangible assets, and related accumulated amortization, as of September 30, 2023 and December 31, 2022 consisted of:

	September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,085	$7,101	$984
Tradenames	3,066	2,492	574
Developed technology	1,884	1,585	299
Foreign currency	(1,340)	(1,459)	119
Total Intangible Assets	$11,695	$9,719	$1,976

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,085	$6,750	$1,335
Tradenames	3,066	2,147	919
Developed technology	1,884	1,495	389
Foreign currency	(1,375)	(1,344)	(31)
Total Intangible Assets	$11,660	$9,048	$2,612

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

Amortization expense related to definite lived intangible assets of $0.2 million and $0.8 million was recognized for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $0.9 million was recognized for the three and nine months ended September 30, 2022.

As of September 30, 2023, estimated annual amortization expense related to definite lived intangible assets in future periods was as follows:

(in thousands)
2023	$259
2024	1,003
2025	425
2026	170
Thereafter	-
Total	$1,857

There were no changes in the carrying values of goodwill for the nine months ended September 30, 2023 from the balance as of December 31, 2022.

Note 7. Revolving Credit Facility and Long-Term Debt

	September 30, 2023	December 31, 2022
	(in thousands)
Revolving credit facility, maturing April 2025	$13,261	$19,053

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively, and $0.5 million and $0.6 million for the three and nine months ended September 30, 2022, respectively.

Amortization of deferred financing costs was $33 thousand and $0.1 million for the three and nine months ended September 30, 2023, respectively, and $48 thousand and $0.1 million for the three and nine months ended September 30, 2022, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, (iii) and the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.50% to 3.50% for U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50% and letter of credit fees and agent fees. As of September 30, 2023, interest rates for outstanding borrowings were 11.00% for base rate loans and 8.90% for LIBOR rate loans, which reference interest rates were still in effect prior to the Libor Transition Amendments.

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

As of September 30, 2023, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $49.5 million.

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

The following table presents the Company’s income tax expense and effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Income tax expense (benefit)	$501	$(4,392)	$377	$(11,771)
Effective income tax rate	(16.1%)	26.8%	(1.5%)	24.5%

The effective tax rate for the three and nine months ended September 30, 2023 was primarily impacted by the change in U.S. valuation allowance, foreign taxes, state tax and interest on uncertain tax positions.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of September 30, 2023, the Company had uncertain tax positions of $2.9 million, inclusive of $0.9 million of interest and penalties.

As required by the authoritative guidance on accounting for income taxes the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred taxes will not be realized. The Company considers all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. Due to the significant 2022 pre-tax loss, coupled with cumulative book losses projected in early future years, the Company recorded a valuation allowance on its net U.S. deferred tax assets as of December 31, 2022. The Company’s continues to maintain this valuation allowance for the three and nine months ended September 30, 2023.

The Company is subject to income taxes domestically and in various foreign jurisdictions. The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2019 through 2021, and the state tax years open under the statute of limitations are 2018 through 2021.

Note 9. Stock-Based Compensation

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$130	$146	$467	$268
Selling and marketing	564	581	1,464	1,518
Research and development	326	395	1,006	1,068
General and administrative	605	1,086	5,617	2,921
Total stock-based compensation	$1,625	$2,208	$8,554	$5,775

On May 1, 2023, the Company announced that the Company and Juergen Stark, Chairman, Chief Executive Officer and President of the Company, have agreed that Mr. Stark would not continue as Chief Executive Officer and President of the Company, with his employment to terminate effective as of the close of business on June 30, 2023. On May 2, 2023, the Company entered into a separation agreement with Mr. Stark, resulting in an acceleration of the total stock-based compensation associated with equity awards granted to him. During the nine months ended September 30, 2023, the Company recorded a total of $4.0 million in stock-based compensation expenses and related payroll that would not have been recognized if Mr. Stark had not announced his retirement.

The following table presents the stock activity and the total number of shares available for grant as of September 30, 2023:

(in thousands)
Balance at December 31, 2022	550
Plan Amendment	1,049
Options Cancelled	20
Restricted Stock Granted	(504)
Restricted Stock Forfeited	21
Performance Shares Unearned	94
Performance Shares Granted	(163)
Balance at September 30, 2023	1,067

On July 6, 2023, the Company’s stockholders approved an amendment to the plan to, among other things, (i) change the name to Turtle Beach Corporation 2023 Stock-Based Incentive Compensation Plan, and (ii) increase the number of shares of the Company’s common stock, par value $0.001 per share, authorized for issuance by 1,049,000.

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2022	1,577,545	$7.66	5.81	$2,465,015
Options Granted	-	-
Options Exercised	(419,233)	4.10
Options Forfeited	(19,676)	15.78
Outstanding at September 30, 2023	1,138,636	$8.83	4.37	$2,363,338
Vested and expected to vest at September 30, 2023	1,138,899	$8.94	4.36	$2,361,278
Exercisable at September 30, 2023	1,043,268	$8.97	4.16	$2,182,154

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

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $2.8 million for the nine months ended September 30, 2023.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. There were no new options granted during the nine months ended September 30, 2023. The total estimated fair value of employee options vested during the nine months ended September 30, 2023 was $0.8 million. As of September 30, 2023, total unrecognized compensation cost related to non-vested stock options granted to employees was $0.4 million, which is expected to be recognized over a remaining weighted average vesting period of 0.6 years.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2022	865,446	$18.75
Granted	504,092	9.97
Vested	(565,581)	16.44
Shares forfeited	(21,208)	17.64
Nonvested restricted stock at September 30, 2023	782,749	$14.80

As of September 30, 2023, total unrecognized compensation costs related to the nonvested restricted stock awards was $9.6 million, which will be recognized over a remaining weighted average vesting period of 2.5 years.

Performance-Based Restricted Share Units

As of September 30, 2023, the Company had 162,672 performance-based restricted share units outstanding. The vesting of performance-based restricted share units is determined over a three-year period based on (i) the amount by which revenue growth exceeds a defined baseline market growth each year and (ii) the achievement of specified tiers of adjusted EBITDA as a percentage of net revenue each year, with the ability to earn and vest into such units ranging from 0% to 200%. As of September 30, 2023, achievement of the performance conditions associated with the 2023, 2022 and 2021 performance shares was deemed not probable.

Note 10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands, except per-share data)
Net loss	$(3,606)	$(12,011)	$(26,231)	$(36,313)

Weighted average common shares outstanding — Basic	17,345	16,541	17,029	16,413
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	—	—	—	—
Dilutive effect of stock options	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Weighted average common shares outstanding — Diluted	17,345	16,541	17,029	16,413
Net loss per share:
Basic	$(0.21)	$(0.73)	$(1.54)	$(2.21)
Diluted	$(0.21)	$(0.73)	$(1.54)	$(2.21)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Stock options	1,195	1,627	1,374	1,669
Unvested restricted stock awards	797	939	855	899
Warrants	550	550	550	550
Total	2,542	3,116	2,779	3,118

Note 11. Segment Information

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
North America	$43,166	$34,404	$116,234	$93,156
Europe and Middle East	12,827	11,034	34,414	32,335
Asia Pacific	3,165	5,866	7,936	13,775
Total net revenues	$59,158	$51,304	$158,584	$139,266

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

On May 22, 2020, PAMTP LLC, which purports to hold the claims of eight shareholders who opted out of the class settlement described above, brought suit against the Company, the Company’s former CEO, Juergen Stark, Stripes Group, LLC, SG VTB Holdings, LLC, Kenneth Fox, and former members of the Company’s Board of Directors in Nevada state court. This opt-out action asserts the same direct claims that were asserted by the class of shareholders described above. The defendants filed two motions to dismiss this complaint, which were heard on August 10, 2020. The Court denied those motions by order of August 20, 2020. The case was tried in August 2021 and all remaining defendants, including the Company, prevailed on all counts with final judgment entered in their favor on September 3, 2021. Plaintiff is appealing that judgment.

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

The Company will continue to vigorously defend itself in the foregoing unresolved matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at September 30, 2023 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranty reserve, which are included in accrued liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Warranty, beginning of period	$640	$718	$618	$856
Warranty costs accrued	191	89	566	282
Settlements of warranty claims	(168)	(145)	(521)	(476)
Warranty, end of period	$663	$662	$663	$662

Operating Leases - Right of Use Assets

The Company determines whether an arrangement is a lease at inception. The Company leases office spaces that provide for future minimum rental lease payments under non-cancelable operating leases that have remaining lease terms of one year to nine years, and do not contain any material residual value guarantees or material restrictive covenants.

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	September 30, 2023
		(in thousands)
Right-of-use assets	Other assets	$7,182

Lease liability obligations, current	Other current liabilities	$1,104
Lease liability obligations, noncurrent	Other liabilities	6,739
Total lease liability obligations		$7,843
Weighted-average remaining lease term (in years)		6.1
Weighted-average discount rate		4.3%

During the nine months ended September 30, 2023, the Company recognized approximately $1.1 million of lease costs in operating expenses and approximately $1.0 million of operating cash flows from operating leases.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of September 30, 2023, are as follows:

(in thousands)
2023	$325
2024	1,437
2025	1,451
2026	1,361
2027	1,383
Thereafter	3,182
Total minimum payments	9,139
Less: Imputed interest	(1,296)
Total	$7,843

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

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Net revenue	$59,158	$51,304	$158,584	$139,266
Cost of revenue	41,469	44,046	114,884	110,097
Gross profit	17,689	7,258	43,700	29,169
Operating expenses	20,206	20,956	68,502	72,527
Operating loss	(2,517)	(13,698)	(24,802)	(43,358)
Interest expense	107	450	253	643
Other non-operating expense, net	481	2,255	799	4,083
Loss before income tax	(3,105)	(16,403)	(25,854)	(48,084)
Income tax expense (benefit)	501	(4,392)	377	(11,771)
Net loss	$(3,606)	$(12,011)	$(26,231)	$(36,313)

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Net Revenue	$59,158	$51,304	$158,584	$139,266
Gross Profit	$17,689	$7,258	$43,700	$29,169
Gross Margin	29.9%	14.1%	27.6%	20.9%

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

Net revenue for the three months ended September 30, 2023 was $59.2 million, a $7.9 million increase from $51.3 million driven primarily by an increase in North America sales led by console gaming headsets and flight simulation products, as well as the impact of share gains across key categories and geographies.

For the three months ended September 30, 2023, gross margin increased to 29.9% from 14.1%, or 24.5% excluding $5.3 million of excess components and product inventory impairment charges from pandemic related supply chain challenges, in the comparable prior year period driven by lower freight costs and less promotional spend.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

Net revenue for the nine months ended September 30, 2023 was $158.6 million, a $19.3 million increase from $139.3 million as consumer demand for our products increased and channel inventory levels stabilized led by console gaming headsets and flight simulation products.

For the nine months ended September 30, 2023, gross margin increased to 27.6% from 20.9%, or 24.8% excluding $5.3 million of excess components and product inventory impairment charges, in the comparable prior year period as a result of lower freight and logistics costs as the elevated freight rates caused by the pandemic normalized.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Selling and marketing	$10,583	$10,550	$30,457	$32,966
Research and development	4,380	4,400	12,670	14,788
General and administrative	5,243	6,006	25,375	24,773
Total operating expenses	$20,206	$20,956	$68,502	$72,527

Selling and Marketing

Selling and marketing expenses for the three and nine months ended September 30, 2023 totaled $10.6 million and $30.5 million, respectively, compared to $10.6 million and $33.0 million for the three and nine months ended September 30, 2022, respectively, due to alignment of marketing to support demand and product launches.

Research and Development

Research and development costs for the three and nine months ended September 30, 2023 were $4.4 million and $12.7 million, respectively, compared to $4.4 million and $14.8 million for the three and nine months ended September 30, 2022, respectively, due to expense management initiatives during the prior year to align headcount with new product and portfolio expansion strategies.

General and Administrative

General and administrative expenses for the three months ended September 30, 2023 totaled $5.2 million compared to $6.0 million for the three months ended September 30, 2022 as a result of lower corporate legal costs and non-cash stock-based compensation.

General and administrative expenses for the nine months ended September 30, 2023 totaled $25.4 million compared to $24.8 million for the nine months ended September 30, 2022. Excluding certain non-recurring executive compensation, proxy contest and shareholders' litigation costs, expenses decreased $2.3 million primarily due lower non-cash stock-based compensation, employee expenses and certain corporate legal costs, partially offset by higher professional services costs.

Income Taxes

Income tax benefit for the nine months ended September 30, 2023 was $0.4 million at an effective tax rate of (1.5%) compared to income tax benefit for the nine months ended September 30, 2022 of ($11.8) million at an effective tax rate of 24.5%. The effective tax rate for the nine months ended September 30, 2023 was primarily impacted by the change in U.S. valuation allowance, foreign taxes, state tax and interest on uncertain tax positions.

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

We believe that the presentation of Adjusted EBITDA, defined as net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation (non-cash) and certain non-recurring special items that we believe are not representative of core operations, is appropriate to provide additional information to investors about our operating profitability adjusted for certain non-cash items, non-routine items that we do not expect to continue at the same level in the future, as well as other items that are not core to our operations. Further, we believe Adjusted

EBITDA provides a meaningful measure of operating profitability because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures. However, Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and, given the limitations of these metrics as analytical tools, should not be considered a substitute for gross profit, gross margins, net income (loss) or other consolidated income statement data as determined in accordance with GAAP.

Adjusted EBITDA (and a reconciliation to Net income (loss), the nearest GAAP financial measure) for the three and nine months ended September 30, 2023 and September 30, 2022, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(3,606)	$(12,011)	$(26,231)	$(36,313)
Interest expense (income)	107	450	253	643
Depreciation and amortization	1,212	1,383	3,673	4,464
Stock-based compensation (1)	1,625	2,208	8,554	5,775
Income tax expense (benefit)	501	(4,392)	377	(11,771)
Inventory and component related reserves (2)	—	5,300	—	5,300
Restructuring expense (3)	1,104	—	1,104	527
CEO transition related costs (4)	—	—	2,874	—
Proxy contest and other (5)	94	114	2,513	6,613
Adjusted EBITDA	$1,037	$(6,948)	$(6,883)	$(24,762)

(1)
Increase in stock-based compensation in the nine months ended September 30, 2023 over the comparable prior year period primarily driven by $4.0 million charge related to the accelerated vesting of equities associated with the separation of our former CEO.
(2)
Inventory and component related reserves includes (a) $3.3 million of costs associated with certain component parts that resulted from the effects of the global constrained semiconductor availability due to the Covid 19 pandemic and (b) $2.0 million of reserves primarily related to the buildup of excess inventory in the distribution channels.
(3)
Restructuring charges are expenses that are paid in connection with reorganization of our operations. These costs primarily include severance and related benefits.
(4)
CEO transition related expense includes one-time costs associated with the separation of its former CEO. Such costs included severance, bonus, medical benefits and the tax impact of vesting of stock-based compensation.
(5)
Proxy contest and other primarily includes one-time legal, other professional fees, as well as employee retention costs associated with proxy challenges presented by certain shareholder activists.

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

Adjusted EBITDA for the three months ended September 30, 2023 was $1.0 million, compared to $(6.9) million for the prior year, due to higher revenue and improved margins that were positively impacted by less promotional activity, lower freight costs and operating expense control actions.

Liquidity and Capital Resources

Our primary sources of working capital are cash flows from operations and availability under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows and borrowings under our revolving credit facility.

The following table summarizes our sources and uses of cash:

	Nine Months Ended
	September 30,
	2023	2022
	(in thousands)
Cash and cash equivalents at beginning of period	$11,396	$37,720
Net cash provided by (used for) operating activities	7,944	(69,522)
Net cash used for investing activities	(1,924)	(1,895)
Net cash provided by (used for) financing activities	(5,128)	45,244
Effect of foreign exchange on cash	52	(1,042)
Cash and cash equivalents at end of period	$12,340	$10,505

Operating activities

Cash provided by operating activities for the nine months ended September 30, 2023 was $7.9 million, an increase of $77.5 million as compared to cash used for operating activities of $69.5 million for the nine months ended September 30, 2022. The increase is primarily the result of lower working capital driven by reductions in inventory levels, higher gross receipts and expense management initiatives.

Investing activities

Cash used for investing activities was $1.9 million for the nine months ended September 30, 2023, which was related to certain capital investments, compared to $1.9 million for the nine months ended September 30, 2022.

Financing activities

Net cash used for financing activities was $5.1 million during the nine months ended September 30, 2023 compared to net cash provided by financing activities of $45.2 million during the nine months ended September 30, 2022. Financing activities during the nine months ended September 30, 2023 consisted primarily of $5.8 million revolving credit facility net repayments and $1.0 million of common stock repurchases, partially offset by $1.7 million of stock option exercise proceeds.

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

Foreign cash balances at September 30, 2023 and December 31, 2022 were $3.2 million and $6.5 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, (iii) and the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.50% to 3.50% for U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50% and letter of credit fees and agent fees. As of September 30, 2023, interest rates for outstanding borrowings were 11.00% for base rate loans and 8.90% for LIBOR rate loans, which reference interest rates were still in effect prior to the Libor Transition Amendments.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of September 30, 2023 and December 31, 2022, we did not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of September 30, 2023 and December 31, 2022, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Principal Executive Officer (or PEO) and our Principal Financial Officer (or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of September 30, 2023.

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

Item 2 - Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities

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

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
July 1-31, 2023	—	$—	—	—
August 1-31, 2023	—	$—	—	—
September 1-30, 2023	—	$—	—	$16,619,836
Total	—	$—	—

Item 5 - Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

TURTLE BEACH CORPORATION

Date:	November 7, 2023	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)