Form 10-K
period 2023-12-31
Turtle Beach Corp
filed 2024-03-13
CIK 1493761

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was $196,646,827.

The number of shares of Common Stock, $0.001 par value, outstanding on February 29, 2024 was 17,605,444.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Report, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•
The impacts of broader macroeconomic conditions, such as inflation on the demand for our products and our ability to adjust our product pricing in response to higher product component, transportation, and logistics costs;
•
The impact of competitive products, technologies and pricing and our ability to respond to the promotional pricing of our competitors;
•
Our ability to forecast demand for our products and to manage our supply chain to meet such demand;
•
Substantial uncertainties inherent in the acceptance of existing and future products;
•
Our dependence on the success and availability of third-parties to manufacture and manage the logistics of transporting and distributing our products;
•
Manufacturing capacity and/or component supply constraints and difficulties;
•
Our dependence on the success and availability of third-party gaming platforms and the release and availability of successful gaming titles
•
Transitions in consoles and alternative gaming platforms and the potential impact on our business;
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
•
Global business, political, operational, financial and economic outlook and conditions;
•
The scope of protection we are able to obtain and maintain for intellectual property rights covering our technology;
•
The difficulty of commercializing and protecting new technology;
•
The availability of capital under our revolving credit facility;

•
Cybersecurity, data security and other information technology risks;
•
The impact of widespread outbreak of an illness, communicable disease, or any other public health crisis that may have short or long-term direct and indirect effects on our employees, customers, supply chain and the economy and financial markets;
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

Item 1 - Business

Turtle Beach Corporation’s mission is to deliver the ultimate experience to gamers by providing high-quality, high-performance gaming accessories, including headsets, keyboards, mice, controllers, flight and racing simulation hardware, microphones, and more. For nearly 50 years, Turtle Beach has been a pioneer and key innovator in audio technology, and today it is one of the most recognized brand names in gaming. Headquartered in White Plains, New York, Turtle Beach was incorporated in the state of Nevada in 2010 and the Company’s stock is traded on the Nasdaq Global Market under the symbol HEAR.

The Turtle Beach® brand has been the market share leader in console gaming headsets for 14-years running with a vast portfolio of headsets designed to be compatible with the latest Xbox, PlayStation, and Nintendo consoles, as well as for personal computers (PCs) and mobile/tablet devices. Turtle Beach Corporation’s PC product portfolio includes headsets, gaming keyboards, mice and other gaming accessories focused on the PC gaming platform. Recently, Turtle Beach expanded its brand beyond gaming headsets and began making game controllers, gaming flight simulation and racing simulation accessories. Turtle Beach also creates high-quality USB and analog microphones for gamers, streamers, professionals, and students that embrace cutting-edge technology and design. In 2024, Turtle Beach Corporation is moving all forward-looking accessories under its best-selling Turtle Beach brand. All forward-looking products for console, PC, and multiplatform gaming headsets, mice, keyboards, microphones and other PC gaming peripherals, game controllers, and flight/racing simulation accessories will be unified under one of the industry’s most recognized brand names.

Gaming Accessories Business

Turtle Beach launched its first gaming headset and the first ever console gaming headset – the X51 – in 2005 and has gone on to become the leading brand in gaming headsets, as well as a top five overall gaming accessory business in the world. The Company designs and markets a broad assortment of gaming headsets and audio accessories for Xbox, PlayStation, and Nintendo consoles, as well as for PC and mobile/tablet devices. The Company’s recent acquisitions expanded Turtle Beach Corporation’s reach into the global markets for PC-specific gaming headsets, keyboards, mice, digital/USB and analog/XLR microphones for streamers and content creators, and other gaming accessories, and in 2021, the Company further expanded its reach with the launch of the first Turtle Beach game controllers for Xbox and Windows PCs, and flight simulation accessories. Turtle Beach’s XBO VelocityOne™ flight control system was the best selling model in 2023 and, in 2024, Turtle Beach has also officially entered the racing simulation gaming accessory market with the brand’s first product, VelocityOne™ Race. Turtle Beach products are distributed globally, sold at thousands of storefronts, including major retailers such as Amazon, Argos, Best Buy, GAME, GameStop, EB Games, Media Markt, Saturn, Target, and Walmart.

The Turtle Beach brand offers gamers a broad assortment of gaming accessory products available at multiple price tiers ranging from ~$20 to $650+. Most Turtle Beach gaming headset models are compatible with multiple gaming platforms (i.e. – the headset can be used with Xbox, PlayStation, Nintendo, PC, mobile devices, etc.). We believe the price tiers correspond to customer profiles, beginning with entry-level gamers and progressing through casual, enthusiast, core, as well as with professional streamers, content creators, and esports gamers. Each successive price tier incorporates higher level features, comfort, and finish. For example, premium headsets typically includes features like larger 50mm speakers, metal headbands, memory foam, powerful amplified 3D surround sound, active noise-cancellation, and Bluetooth connectivity. Additional features include Mic Monitoring, gaming audio presets like Bass and/or Vocal Boost, Turtle Beach’s exclusive

Superhuman Hearing® sound setting which delivers a competitive advantage, a removable or flip-to-mute microphone, Turtle Beach’s proprietary ProSpecs™ glasses-friendly technology, and long-lasting rechargeable batteries.

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

Industry Overview

Turtle Beach operates in an overall $190 billion global games and accessories market. The global gaming audience now exceeds global cinema and music markets with over three billion active gamers worldwide. Gaming peripherals, such as headsets, keyboards, mice, microphones, controllers, and simulation controls are estimated to be an $8.4 billion business globally.

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

Console Headset Market

In 2023, Turtle Beach was the leading console gaming headset manufacturer in the U.S. and other major console markets. Turtle Beach has achieved these global market shares by delivering high-quality products that often include first-to-market innovations, robust features, superior sound, unmatched comfort, and top customer support – all key factors that consumers seek when shopping for a gaming headset.

The global market for console gaming headsets, in which Turtle Beach has been the market leader for the past 14 years, is estimated to be approximately $1.4 billion. PlayStation and Xbox consoles continue to be dominant gaming platforms in North America and Europe for games that drive headset usage. Consistent with a historical pattern of major new console launches every 7-8 years, Microsoft and Sony launched their latest consoles, Xbox Series X|S and PlayStation 5, ahead of the 2020 holiday season, and in 2021/2022 demand for the latest Xbox and PlayStation consoles exceeded the available supply for consumers to purchase.

Nintendo has sold over 132.5 million units of its highly popular Nintendo Switch since the platform's release in early 2017. Nintendo continues adding and expanding its library of games, including an increased number of multiplayer chat-enabled games. Nintendo also sells the Nintendo Switch Lite, a follow-on product that offers gamers the hand-held only version of their popular gaming console.

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

Gamepad/Controllers Market

The market for gamepad controllers is estimated to be approximately $0.5 billion, and shares the same retail footprint and consumer base that Turtle Beach gaming headsets compete in. Controllers now come in various ergonomic shapes, sizes, and colors. Gamers can even further customize their controllers with unique thumbsticks and better grips/textures, weights, and more. Game controllers also range in price from ~$40 to $300+ for ultra premium options, with premium controllers featuring improved materials, cooling, swappable parts and more. Turtle Beach entered the controllers market in 2021 with the introduction of its wired Recon™ Controller for Xbox and PC. Turtle Beach then launched the lower-cost wired REACT-R™ Controller in 2022, as well as introduced the mobile focused Recon™ Cloud and Atom™ controllers. In 2023, Turtle Beach launched its first wireless controller for Xbox and PC, the premium Stealth™ Ultra controller. Turtle Beach’s controllers not only provide the same responsive, quality controls as first party controllers, but also offer Turtle Beach’s signature gaming audio experience when gamers connect a wired headset to the controller.

Gaming Simulation Accessories Market

The market for gaming simulation accessories is estimated to be approximately $1.2 billion. Flight and racing simulation gaming are more dominant on higher-end PCs able to deliver the most realistic visuals. However, jumps in visual quality made possible in the latest consoles/games have made flight simulation gaming on Xbox more accessible. In 2020, Microsoft redefined the graphics flight sim gamers can expect while playing with the launch of the latest generation of its Flight Sim games and, in subsequent years, Microsoft expanded the game to Xbox Series X|S1, Xbox One, lower-end gaming PCs, and mobile via Xbox Cloud.

Long-running popular flight sim games like Flight Simulator 2024, X-Plane, and others allow pilots to learn to fly and pilot various aircraft through picture-perfect skies and scenery, with typical flight sim accessories including yokes and pedals, combat flightsticks, and HOTAS (Hands-On Throttle And Stick) controllers. The flight sim market is niche, but with a dedicated, older fanbase willing to spend more on accessories to create the ultimate flight simulation setups, with a variety of expert pilots and creators showcasing their latest content on YouTube and other mediums. Turtle Beach launched the original VelocityOne Flight universal control system in 2021, followed by the VelocityOne™ Rudder and VelocityOne™ Stand in 2022, the VelocityOne™ Flightstick in 2023, and the VelocityOne™ Flightdeck HOTAS controller in 2024

Racing simulation gaming follows a similar trajectory as flight simulation gaming. The audience of racing sim gamers is also niche, dedicated, slightly older and willing to spend more on creating high-end racing simulation setups predominantly on PC, but also on consoles. There are also a variety of long-running, successful racing game franchises including Forza, Assetto Corsa, and more that allow drivers to get behind the wheel and experience the rush of racing. Typical racing simulation accessories include wheel and pedal setups, swappable steering wheels, shifters, handbrakes and more, ranging in price from a few hundred dollars to thousands of dollars for the most involved simulators. Racing simulation fans also regularly create content and share with the community. Turtle Beach introduced its first VelocityOne™ Race racing simulation wheel and pedals setup in 2024, with additional racing sim accessory launches planned for the future.

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

We continue to invest the resources necessary to maintain and expand our capability to manufacture multiple product lines that incorporate the latest technologies, resulting in more products to serve more price tiers. We will continue to advance the best-selling Turtle Beach gaming audio business forward with new headsets like the Stealth Pro and Stealth 700 Gen 2 MAX and will continue expanding our game controllers and gaming simulation accessory markets with products like the Stealth™ Ultra controller and VelocityOne™ Flightdeck and VelocityOne™ Race simulation accessories.

•
Continued Product Line Expansion and Revenue Growth in Controllers/Simulation Markets. We intend to increase our available markets by continuing to develop internally, or through partnerships or acquisitions, products in new gaming accessory categories like game controllers and gaming simulation. We intend to grow revenues from categories outside console gaming headsets – the market Turtle Beach has led for the past 14 years.

•
Targeted Geographic Expansion. We will continue efforts for further growth, specifically in select markets as the Company looks to deliver Turtle Beach products to an even wider audience of global gamers in 2024 and beyond.
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

To maintain and/or improve our competitive position in our markets we continue to focus on the following:

•
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
•
grow our position at key retailers with products available in multiple locations throughout retailers;
•
investments in our ecommerce platforms to drive profitable growth by expanding customer reach, reducing cost-to-serve, and creating differentiated customer experiences;
•
maintaining our strategic relationships, and continuing investment in partnerships, which we believe provide the Turtle Beach brand a larger presence with consumers and create opportunities for retailers to carry our products; and
•
leverage high-quality technical support and deliver a customer service experience that exceed consumer expectations and drive brand loyalty.

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

Supply Chain and Operations

We have a global network of suppliers that manufacture products to meet the quality standards sought by our customers and our cost objectives. We have worked closely with component, manufacturing, and global logistic partners to build a supply chain that we consider dependable, scalable, and efficient to provide high-quality, reliable products employing leading cost management practices. The use of outsourced manufacturing facilities is designed to take advantage of specific expertise and allow for flexibility and scalability to respond to both seasonality and changing demands for our products. While the semiconductor availability and freight costs significantly improved in 2023 compared to 2022; we continue to closely monitor component availability and freight cost including global supply chain threats within the post-pandemic business environment.

We believe we have strong, long-term relationships with our suppliers and that, subject to the discussion in Item 1A,“Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” we expect to continue to be able to obtain a sufficient supply of quality products on satisfactory terms.

Retail Distribution

Our products are sold in over 40 countries by retailers such as Amazon, Argos, Best Buy, GameStop, Target, and Walmart. We often have a broader assortment and more shelf space than competitors at video game and electronics retailers such as Best Buy and GameStop, which we believe reinforces the brand’s authenticity with gaming enthusiasts, and our presence in mass channel retailers such as Walmart and Target enable the brand to reach a wider audience of casual gamers. Our established presence on Amazon and other online retail sites, and positive consumer product ratings on those sites, increases the search visibility of our products and helps to influence both online and in-store sales.

Turtle Beach Europe Limited (“TB Europe”), located in the U.K., serves as a primary sales office for the European market and has strengthened our international operations with support for sales, marketing, customer service and distribution.

Our websites, TurtleBeach.com and ROCCAT.com, are important focal points for our product sales and marketing efforts, serving as destinations for consumers to learn about the brands and products, and as a place to maintain ongoing interactivity. Information contained on our websites is not incorporated by reference herein unless specifically stated therein.

Customers

Our business customer base is comprised primarily of large retailers and distributors, both domestic and international. In 2023, net sales to our major market channels consisted of $165.9 million to North American retail customers, $58.0 million to European customers, $11.9 million to North American distributors and $22.0 million to other customers.

Our five largest individual customers accounted for approximately 69% of our gross sales in 2023, 67% of our gross sales in 2022, and 66% of our gross sales in 2021. During 2023, our four largest customers - Walmart, Target, Amazon, Best Buy - each accounted for between 10% to 25% of our consolidated gross sales.

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

Human Capital

As of December 31, 2023, Turtle Beach had 252 employees, of which 223 were full-time salaried employees, with the remaining being contracted employees.

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

We conduct anonymous employee culture surveys annually to monitor employee engagement and satisfaction, while identifying matters that need to be addressed and, in 2023, exceeded our employee satisfaction goal across the Company. While we take pride in our strong employee satisfaction, we are always seeking to ensure our employees feel valued and proud to be a part of the Turtle Beach team.

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

Available Information

We make available free of charge on and through our corporate website, http://corp.turtlebeach.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and all amendments to those filings as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information contained on our website is not incorporated by reference unless specifically stated therein.

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

We are exposed to inflationary pressures affecting our costs and demand for the products we sell. In recent years, our business has been affected by global supply chain constraints and unfavorable changes in economic or political conditions in the countries and markets where we operate, resulting in heightened inflationary cost pressures. Such inflationary pressures have also been and could continue to be exacerbated by higher oil prices, geopolitical turmoil (including the ongoing conflicts between Russia and Ukraine and in Israel, Palestine and surrounding areas and the upcoming U.S. presidential election), increased logistics costs and economic policy actions and could lead to a recessionary environment. Adverse changes in interest rates have led to and could lead to further increases in our borrowing costs over time.

Inflationary pressures can also have a negative impact on demand for the products we sell. Reduced or delayed discretionary spending by consumers, specifically for consumer electronic goods, in response to inflationary pressures has and could continue to reduce demand for our products, resulting in reduced sales. Our inability to adequately increase prices to offset increased costs associated with such inflationary pressures, or otherwise mitigate their impact, will increase our costs of doing business and could further reduce our margins and profitability. If such impacts are prolonged or substantial, they could necessitate impairment tests in the future or otherwise have a material negative effect on our results of operations.

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

We face a number of risks related to supply chain management and logistics with respect to our products. We experienced, and may in the future continue to experience, supply or labor shortages or other disruptions to our supply chain or logistics, which could result in shipping delays and increased costs, each of which could negatively impact our results, operations, product development, and sales. The extent and duration of the impact of these challenges are subject to numerous factors, including the continuing impact of the COVID-19 pandemic, behavioral changes, wage and price costs, adoption of new or revised regulations, geopolitical turmoil and broader macroeconomic conditions.

We have experienced supply chain disruptions that resulted in significant cost increases for commodities and components used in our products, as well as component shortages that have negatively affected our sales and results of operations. We may not be able to pass along these price increases to our customers. While we have taken and continue to take measures to implement cost saving initiatives and procure and maintain levels of inventory to prioritize product availability amidst global supply chain and logistical challenges, including by working closely with our suppliers, there can be no assurance that we will be able to continue to do so. Accordingly, any future delays, disruptions, and supply and pricing risks, such as the ongoing supply chain challenges and disruptions, could affect our ability to meet customer demand for our products, which could have an adverse effect on our business, results of operations and financial condition.

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

We rely on third parties to manufacture and manage the logistics of transporting and distributing our products, which subjects us to a number of risks that have been exacerbated as a result of ongoing supply chain issues. Our manufacturers’ and suppliers’ ability to supply products to us is also subject to a number of risks, including the unavailability of raw materials or components, their financial instability, the destruction of their facilities, work stoppages and any future public health crisis. Any shortage of raw materials or components or an inability to control costs associated with manufacturing could increase our costs or impair our ability to ship orders in a timely and cost-efficient manner. As a result, we could experience cancellations of orders, refusal to accept deliveries or a reduction in our prices and margins, any of which could harm our financial performance and results of operations.

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

We could be negatively impacted by the widespread outbreak of an illness, communicable disease, or any other public health crisis that results in economic or trade disruptions, including the disruption of global supply chains. For example, the COVID-19 pandemic negatively impacted the economy on a global, national, and local level, disrupted global supply chains, and created volatility and disruption of financial markets. Responses from U.S. and international governmental authorities and companies to mitigate the effects of a public health crisis may affect economic activity through various containment measures including, among others, restrictions on retail outlets, business closures, work stoppages, quarantine and work-from-home guidelines, limiting capacity at public spaces and events, vaccination requirements, or restrictions of global and regional travel. A future outbreak of an illness, a communicable disease, or any other public health crisis, and any resulting impacts, such as an extended period of global supply chain and/or economic disruption, labor shortages, or government-mandated actions in response to such public health crisis could materially affect our business, results of operations, access to sources of liquidity, and financial condition.

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

During 2023, our five largest retail customers accounted for approximately 69% of our gross sales in the aggregate. The loss of, or financial difficulties experienced by, any of these or any of our other significant customers, including as a result of the bankruptcy of a customer, could have a material adverse effect on our business, results of operations, financial condition and liquidity. We do not have long-term agreements with these or other significant customers and our agreements with these customers do not require them to purchase any specific amount of products. Many of our customers generally purchase from us on a purchase order basis. As a result, agreements with respect to pricing, returns, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each customer. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. In addition, the uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based in part on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls or ensure adequate product supply to meet customer demand. In addition, financial difficulties experienced by a significant customer could increase our exposure to uncollectible receivables and the risk that losses from uncollected receivables exceed the reserves we have set aside in anticipation of this risk or limit our ability to continue to do business with such customers.

If our marketing efforts do not effectively raise the recognition and reputation of our brands, we may not be able to successfully implement our gaming accessory growth strategy.

We believe that our ability to extend the recognition and favorable perception of our brand is critical to implement our gaming accessory growth strategy, which includes maintaining our strong position in console gaming headsets and building our brand recognition and product appeal in controllers, simulation and PC gaming headsets, keyboards, and mice as well as in additional new categories over time. These efforts cause us to incur significant costs in marketing; however, these expenditures may not result in an increase in net sales that is sufficient to cover such costs.

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
•
If demand for specific products increases beyond what we forecast, our suppliers and third-party manufacturers may not be able to increase production or obtain required components quickly enough to meet the demand. Our failure to meet market demand may lead to missed opportunities to increase our base of customers, damage our relationships with retailers or harm our business; and
•
The on-going transition to new console platforms increases the likelihood that we could fail to accurately forecast demand for headsets, microphones, simulation hardware, and other gaming accessories for these platforms.

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
•
changes in consumer discretionary spending and preferences driven by increasing rates of inflation and concerns about global economic outlook;
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

•
political and economic instability, including wars (such as the ongoing conflicts between Russia and Ukraine and in Israel and Palestine and surrounding areas), terrorism, political unrest, boycotts, curtailment of trade and other business restrictions, any of which could materially and adversely affect our net sales and results of operations;
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

In addition to cash flow generated from operations, we have financed our operations with a credit facility (the “Credit Facility”) from Bank of America. If we are unable to comply with the financial and other covenants contained in the Credit Facility and are unable to obtain a waiver under the Credit Facility for such default, Bank of America may declare any outstanding borrowings under the Credit Facility immediately due and payable. A default on our Credit Facility would have an immediate and material adverse effect on our business, results of operations, and financial condition. We could be required to obtain additional financing from other sources, and we cannot predict whether or on what terms, if any, additional financing might be available. If we were required to seek additional financing and were unable to obtain it, we might need to change our business and capital expenditure plans, which may have a materially adverse effect on our business, financial condition and results of operations. In addition, any debt under the Credit Facility could make it more difficult to obtain other debt financing in the future. The Credit Facility contains certain financial covenants and other restrictions that limit our ability, among other things, to incur certain additional indebtedness; pay dividends and repurchase stock; make certain investments and other payments; enter into certain mergers or consolidations; undergo certain changes of control of our Company or Board of Directors; engage in sale and leaseback transactions and transactions with affiliates; and encumber and dispose of assets.

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

Additionally, a significant downturn in demand for our products or a reduction in gross margins could have an adverse effect on our result of operations and on our ability to obtain financing generally.

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

The reliability and capacity of our information systems are critical. Despite preventative efforts, our systems are vulnerable to damage or interruption from, among other things, natural disasters, extreme weather conditions, technical malfunctions, inadequate systems capacity, human error, malfeasance, power outages, computer viruses and security breaches. Any disruptions affecting our information systems could have a material adverse effect on our business. In addition, any failure to maintain adequate system security controls to protect our computer assets and sensitive data, including associate and client data, from unauthorized access, disclosure or use could damage our reputation with our associates and our clients, exposing us to financial liability, legal proceedings (such as class action lawsuits) by affected individuals, customers, manufacturers or business partners, and/or regulatory action. While we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. As a result, we may not be able to immediately detect any security breaches, which may increase the losses that we would suffer. Further, remote working arrangements increase the risk of cybersecurity attacks and data breaches, particularly through phishing attempts, as our employees and third parties with whom we interact leverage our IT infrastructure in previously unanticipated ways. Finally, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends, in part, on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans.

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

We are subject to a variety of laws and regulations with respect to data privacy, data protection and other related matters, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, other state privacy laws within the United States, and the European Union General Data Protection Regulation. These laws and the regulations associated therewith have evolved significantly in recent years, and future laws and regulations in other jurisdictions in which our business operates may be enacted. In addition, the application and interpretation of these laws and regulations are often unpredictable and uncertain.

Compliance with existing and emerging data privacy laws, regulations and, industry standards and disclosures could result in increased compliance costs and/or lead to changes in our business practices and policies, and any failure to abide by these laws, regulations and industry standards could adversely affect our reputation, lead to public enforcement actions or private litigation against us, require additional investment in resources or personnel, and reduce the availability of previously useful data, any of which could materially and adversely affect our business, operating results and financial condition

We have been party to stockholder litigation, and in the future could be party to additional stockholder litigation, which could harm our business, financial condition and operating results.

We have had, and may continue to have, actions brought against us by stockholders, including in connection with the Merger (as defined below), as further described in Note 11. Commitments and Contingencies, based on past transactions, changes in our stock price or other matters. Any such claims, whether or not resolved in our favor, could divert our management and other resources from the operation of our business and otherwise result in unexpected and substantial expenses that would adversely and materially impact our business, financial condition and operating results.

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

As part of our business strategy, we review and intend to continue to review acquisition opportunities that we believe would be advantageous or complementary to the development of our business. If we make any acquisitions, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or the price of our common stock:

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

Investor advocacy groups, institutional investors, investment funds, proxy advisory services, stockholders, and customers are increasingly focused on the ESG goals and practices of companies. We are frequently asked by these groups to set ambitious ESG goals and provide new and more robust disclosure of ESG goals, progress toward ESG goals and other matters of interest to ESG stakeholders. We have set ESG goals and are enhancing related disclosure of goals, progress, and other matters relating to ESG. Our efforts to accomplish and accurately disclose progress toward ESG-related goals and objectives present numerous operational, reputational, financial, legal, and other risks, any of which could have a negative impact on our business, reputation, and stock price.

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

On March 10, 2023, we entered into the Third Amendment to our Credit Facility. Among other things, the Third Amendment transitioned the reference interest rates from the London Interbank Offering Rate (“LIBOR”) to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, (iii) and the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros (collectively, the “alternative reference rates”), as applicable.

The change from LIBOR to the alternative reference rates could expose our borrowings to less favorable rates. If the change to the alternative reference rates results in increased interest rates or if our lenders have increased costs due to the change, then our debt that uses benchmark rates could be affected and, in turn, our cash flows and interest expense could be adversely impacted. The consequences of the phase out of LIBOR cannot be entirely predicted at this time. An alternative reference rate could be higher or more volatile than LIBOR prior to its discontinuance, which could result in an increase in the cost of our indebtedness, impact our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations.

Item 1B – Unresolved Staff Comments

None.

Item 1C – Cybersecurity

The Company recognizes the importance of developing, implementing, and maintaining cybersecurity measures to ensure the security of our information systems and networks and the confidentiality, availability, and integrity of our data.

Risk management and strategy

Turtle Beach uses a risk-based approach to cybersecurity, utilizing industry-standard frameworks and methodologies to assess and manage risks. The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes have been integrated into the Company’s overall risk management processes and include an incident response plan to assess and remediate cybersecurity attacks.

The incident response plan provides guidance in identifying, assessing, investigating, remediating, and reporting any confirmed or suspected: (i) compromise of physical, network or system security; (ii) unauthorized access or acquisition of personal information or proprietary information; or (iii) material noncompliance with Company information privacy and security policies and procedures. The plan and associated processes have flexibility to ensure a tailored response based on the circumstances of the incident.

From time to time, the Company engages third party experts to assess the Company’s cybersecurity controls and processes. For example, in 2021, the Company engaged an information security consultant to conduct and external, design-focused assessment using the National Institute of Standards and Technology framework to evaluate the Company’s cybersecurity controls. The Company’s management used the assessment to assist them in evaluating the Company’s cybersecurity controls, and its Company’s policies and procedures to further align them with industry standards.

The Company also has processes to identify and oversee cybersecurity threats associated with its use of third-party service providers. These processes include diligence of third-party cybersecurity risk through SOC-2 audits and use of independent vendors who provide cybersecurity ratings.

In addition, the Company maintains an insurance policy which specifically provides coverage for qualifying information security breaches.

The Company has not experienced a material information security breach in the last five years, nor has it incurred any expenses or penalties or paid any settlements related thereto. The Company is not currently facing any cybersecurity threats reasonably likely to materially affect the Company or its business strategy, results of operations or financial condition.

Governance

Cybersecurity is an important part of the Board’s risk oversight. Although the full Board retains responsibility for cybersecurity oversight, the Audit Committee of the Board (the “Audit Committee”) has authority to immediately assess and manage a cybersecurity incident if one were to occur. The Company’s senior management briefs the Audit Committee and the Board periodically on cybersecurity matters and would promptly brief the Audit Committee if a cybersecurity incident occurred.

The Company’s management has day-to-day responsibility for managing cybersecurity risks. The management team includes our Chief Financial Officer, who has cybersecurity expertise through prior leadership positions in networking and software businesses, and our Senior Director of Information Technology, who has formal data security training and certifications.

In addition to using industry-standard tools to monitor cybersecurity risks, management receives direct reporting of cybersecurity threats from our employees, who are trained annually on cyber security risks and reporting.

Item 2 – Properties

The table below describes our principal facilities as of December 31, 2023. Each of these facilities is leased. We believe our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial conditions.

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

On May 22, 2020, PAMTP LLC, which purports to hold the claims of eight shareholders who opted out of the class settlement described above, brought suit against the Company, the Company’s former Chief Executive Officer, Juergen Stark, Stripes Group, LLC, SG VTB Holdings, LLC, Kenneth Fox, and former members of the Company’s Board of Directors in Nevada state court. This opt-out action asserts the same direct claims that were asserted by the class of shareholders described above. The defendants filed two motions to dismiss this complaint, which were heard on August 10, 2020. The Court denied those motions by order of August 20, 2020. The case was tried in August 2021 and all remaining defendants, including the Company, prevailed on all counts with final judgment entered in their favor on September 3, 2021. Plaintiff is appealing that judgment.

Employment Litigation: On April 20, 2017, a former employee filed an action in the Superior Court for the County of San Diego, State of California. The complaint alleges claims including wrongful termination, retaliation and various other provisions of the California Labor Code. The complaint seeks unspecified economic and non-economic losses, as well as allegedly unpaid wages, unreimbursed business expenses statutory penalties, interest, punitive damages and attorneys’ fees. The Company filed a cross-complaint against the former employee on May 25, 2017 for certain activities related to his employment with the Company. The matter was tried between September 24 and October 7, 2021. On October 8, 2021 a jury rendered a unanimous verdict in favor of the Company on the employment claims. The Court granted a directed verdict to the Company on its Cross- Complaint against the former employee. Judgment was entered in favor of the Company on October 27, 2021. On December 20, 2021, the former employee filed a notice of appeal of the judgment. On November 14, 2023, the court of appeal issued its opinion affirming the judgment in favor of the Company. On the Company’s Cross-Complaint, the court directed the Company to elect either punitive or statutory treble damages, but otherwise affirmed.

Insolvency Dispute in Germany: On February 15, 2024, TBC Holding Company LLC (“TBCH”), a wholly-owned subsidiary of Turtle Beach Corporation, was served with a lawsuit that was brought to the German Higher Regional Court in Stade by the insolvency administrator of KJE Europe GmbH, a company registered and existing under the laws of Germany. In his complaint, the insolvency administrator claims that TBCH is liable to reimburse any payments received by the TBCH under a certain settlement agreement with KJE Europe GmbH dated June 30, 2020. TBCH does not believe the claims have merit and intends to defend itself in this proceeding. TBCH will file its statement of defense to the complaint by April 30, 2024.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2023 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “HEAR.” The number of holders of record of common stock at February 29, 2024 was 810.

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

The following graph shows a comparison from December 31, 2018 through December 31, 2023 of the cumulative total return assuming a $100 investment in our common stock, the S&P 500 Index and the S&P 500 Consumer Durables Index. In accordance with the rules of the Securities and Exchange Commission, the returns are indexed to a value of $100 at December 31, 2018 and assume that all dividends, if any, were reinvested. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

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

For the fourth quarter of 2023, we did not repurchase any shares of common stock.

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

Item 6 – [Reserved]

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2023.

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

The global market for console gaming headsets, in which Turtle Beach has been the market leader for the past 14 years, is estimated to be approximately $1.4 billion. PlayStation and Xbox consoles continue to be dominant gaming platforms in North America and Europe for games that drive headset usage. Consistent with a historical pattern of major new console launches every 7-8 years, Microsoft and Sony launched their latest consoles, Xbox Series X|S and PlayStation 5, ahead of the 2020 holiday season, and in 2021/2022 demand for the latest Xbox and PlayStation consoles exceeded the available supply for consumers to purchase. In 2023, the demand for gaming consoles increased as additional supplies became available, which resulted in our improved market share.

Nintendo has sold over 132.5 million units of its highly popular Nintendo Switch since the platform's release in early 2017. Nintendo continues adding and expanding its library of games, including an increased number of multiplayer chat-enabled games. Nintendo also sells the Nintendo Switch Lite, a follow-on product that offers gamers the hand-held only version of their popular gaming console.

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

Gamepad/Controllers Market

The market for gamepad controllers is estimated to be approximately $0.5 billion, and shares the same retail footprint and consumer base that Turtle Beach gaming headsets compete in. Controllers now come in various ergonomic shapes, sizes, and colors. Gamers can even further customize their controllers with unique thumbsticks and better grips/textures, weights, and more. Game controllers also range in price from ~$40 to $300+ for ultra premium options, with premium controllers featuring improved materials, cooling, swappable parts and more. Turtle Beach entered the controllers market in 2021 with the introduction of its wired Recon™ Controller for Xbox and PC. Turtle Beach then launched the lower-cost wired REACT-R™ Controller in 2022, as well as introduced the mobile focused Recon™ Cloud and Atom™ controllers. In 2023, Turtle Beach launched its first wireless controller for Xbox and PC, the premium Stealth™ Ultra controller. Turtle Beach’s controllers not only provide the same responsive, quality controls as first party, but also offer Turtle Beach’s signature gaming audio experience when gamers connect a wired headset to the controller.

Gaming Simulation Accessories Market

The market for gaming simulation accessories is estimated to be approximately $1.2 billion. Flight and racing simulation gaming are more dominant on higher-end PCs able to deliver the most realistic visuals. However, jumps in visual quality made possible in the latest consoles/games have made flight simulation gaming on Xbox more accessible. In 2020, Microsoft redefined the graphics flight sim gamers can expect while playing with the launch of the latest generation of its Flight Sim games and, in subsequent years, Microsoft expanded the game to Xbox Series X|S1, Xbox One, lower-end gaming PCs, and mobile via Xbox Cloud.

Long-running popular flight sim games like Flight Simulator 2024, X-Plane, and others allow pilots to learn to fly and pilot various aircraft through picture-perfect skies and scenery, with typical flight sim accessories including yokes and pedals, combat flightsticks, and HOTAS (Hands-On Throttle And Stick) controllers. The flight sim market is niche, but with a dedicated, older fanbase willing to spend more on accessories to create the ultimate flight simulation setups, with a variety of expert pilots and creators showcasing their latest content on YouTube and other mediums. Turtle Beach launched the original VelocityOne Flight universal control system in 2021, followed by the VelocityOne™ Rudder and VelocityOne™ Stand in 2022, the VelocityOne™ Flightstick in 2023, and the VelocityOne™ Flightdeck HOTAS controller in 2024

Racing simulation gaming follows a similar trajectory as flightl simulation gaming. The audience of racing sim gamers is also niche, dedicated, slightly older and willing to spend more on creating high-end racing simulation setups predominantly on PC, but also on consoles. There are also a variety of long-running, successful racing game franchises including Forza, Assetto Corsa, and more that allow drivers to get behind the wheel and experience the rush of racing. Typical racing simulation accessories include wheel and pedal setups, swappable steering wheels, shifters, handbrakes and more, ranging in price from a few hundred dollars to thousands of dollars for the most involved simulators. Racing simulation fans also regularly create content and share with the community. Turtle Beach introduced its first VelocityOne™ Race racing simulation wheel and pedals setup in 2024, with additional racing sim accessory launches planned for the future.

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

Results of Operations

Management Overview

In 2023, we continued our position as the number one console gaming headset provider and, showcased strong operational and financial execution with increased revenues, earnings and adjusted EBITDA compared to a year ago.

Despite the console gaming market being down slightly, we delivered net revenue of $258.1 million as our industry-leading console headsets, including the launch of the Stealth Pro multi-platform headset into the top price tier, continued to drive both revenue growth and market share gains. Additionally, our simulation product related revenue increased due to product expansion, led by our Velocity One flight simulator, which became the market share leader in 2023.

As a result of the execution against our strategic pillars and ongoing cost management initiatives, the overall operating environment improved throughout the year, demonstrated by improved margins due to lower freight and more normalized promotional spend.

Looking forward, demand for gaming accessories is normalizing higher than pre-pandemic levels and we believe the replacement cycle for pandemic accessory purchases will drive ongoing demand into 2024. We expect our brand to continue leading the headset category with new, innovative console gaming headsets as demonstrated by the nearly $1 billion in U.S. retail sales that three of our top sellers, Stealth 600, Stealth 700 and Recon 70, have collectively delivered since their respective launches. In addition, we exceeded 20% of our revenues in categories outside the console gaming headset category and, as we continue to launch exciting new products across these categories, we believe there are further opportunities to extend our growth in PC gaming, simulation, and controllers.

Financial Results

The following table sets forth the Company’s statements of operations for the periods presented:

	Year Ended
	December 31,
	2023	2022	2021
	(in thousands)
Net revenue	$258,122	$240,166	$366,354
Cost of revenue	182,618	190,979	237,971
Gross profit	75,504	49,187	128,383
Gross margin	29.3%	20.5%	35.0%

Operating expenses	91,947	100,667	107,952
Operating income (loss)	(16,443)	(51,480)	20,431
Interest expense, net	504	1,220	383
Other non-operating expense (income), net	394	1,753	(101)
Income (loss) before income tax	(17,341)	(54,453)	20,149
Income tax expense	338	5,093	2,428
Net income (loss)	$(17,679)	$(59,546)	$17,721

Net Revenue and Gross Profit

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

Net revenue for the year ended December 31, 2023 was $258.1 million, an $18.0 million, or 7.5%, increase from $240.2 million in the prior year period driven by revenue and share gains for both the console headset gaming and simulation products.

For the year ended December 31, 2023, as a result of lower freight and promotional spending, gross profit as a percentage of net revenue increased to 29.3% compared to 20.5% in the comparable prior year period, which included $9.8 million of pandemic-related excess components and product inventory impairment charges.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Net revenue for the year ended December 31, 2022 was $240.2 million, a $126.2 million, or 34.4% decrease from $366.4 million in the record prior year period reflecting lower customer demand as a result of a challenging macroeconomic environment, channel inventory compression and increased promotional spend.

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

Operating Expenses

	Year Ended
	December 31,
	2023	2022	2021
	(in thousands)
Selling and marketing	$43,489	$47,090	$58,883
Research and development	17,137	19,123	17,490
General and administrative	31,321	32,558	31,501
Other intangible asset impairment	—	1,896	—
Acquisition integration costs	—	—	78
Total operating expenses	$91,947	$100,667	$107,952

Selling and Marketing

Selling and marketing expense for the year ended December 31, 2023 totaled $43.5 million, or 16.8% as a percentage of net revenue, compared to $47.1 million, or 19.6% as a percentage of net revenue, for the prior year. This decrease was primarily due to lower headcount and the alignment of marketing to support demand and product launches.

Selling and marketing expense for the year ended December 31, 2022 totaled $47.1 million, or 19.6% as a percentage of net revenue, compared to $58.9 million, or 16.1% as a percentage of net revenue, for the year ended December 31, 2021. This decrease was primarily due to lower revenue-based expenses, reduction of marketing initiatives to align with lower consumer demand and strategic priorities.

Research and Development

For the year ended December 31, 2023, we invested $17.1 million in research and development, compared to $19.1 million for the year ended December 31, 2022, which reflects certain expense management, including lower headcount and costs associated with our product portfolio plans.

For the years ended December 31, 2022 and 2021, we invested $19.1 million and $17.5 million, respectively, as we continued to invest in new product categories and portfolio expansion to support strategic growth initiatives.

General and Administrative

General and administrative expenses for the year ended December 31, 2023 decreased $1.2 million to $31.3 million compared to $32.6 million for the year ended December 31, 2022. Excluding certain non-recurring executive compensation, proxy contest and shareholders' litigation costs, expenses decreased $2.7 million primarily due lower non-cash stock-based compensation, employee expenses and certain corporate legal costs.

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

Income Taxes

Income tax expense for the year ended December 31, 2023 was $0.3 million at an effective tax rate of (1.9)% compared to income tax expense of $5.1 million for the year ended December 31, 2022 at an effective tax rate of (9.4%). The effective tax rate was primarily impacted by foreign taxes, state taxes and interest on uncertain tax positions. In 2022 the Company recorded a valuation allowance on its deferred tax assets.

Income tax expense for the year ended December 31, 2022 was $5.1 million at an effective tax rate of (9.4%) compared to income tax expense of $2.4 million for the year ended December 31, 2021 at an effective tax rate of 12.1%. The effective tax rate was primarily impacted by the establishment of a valuation allowance on our net U.S. deferred tax assets as well as state income tax.

Other Non-Operating Expense (Income)

Other non-operating expense totaled $0.4 million and $1.8 million for the years ended December 31, 2023 and 2022, respectively, due to negative effect of exchange rates as it relates to our European operations, compared to other non-operating income of $0.1 million for the year ended December 31, 2021, which included a $1.9 million fair value of contingent consideration reversal.

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

We believe that the presentation of Adjusted EBITDA, defined as net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation (non-cash) and certain non-recurring special items that we believe are not representative of core operations, is appropriate to provide additional information to investors about our operating profitability adjusted for certain non-cash items, non-routine items that we do not expect to continue at the same level in the future, as well as other items that are not core to our operations. Further, we believe Adjusted EBITDA provides a meaningful measure of operating profitability because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures. However, Adjusted EBITDA is not a measure of financial performance under GAAP and, given the limitations of these metrics as analytical tools, should not be considered a substitute for gross profit, gross margins, net income (loss) or other consolidated income statement data as determined in accordance with GAAP.

Adjusted EBITDA

Adjusted EBITDA (and a reconciliation to Net income (loss), the nearest GAAP financial measure) for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended
	December 31,
	2023	2022	2021
	(in thousands)
Net income (loss)	$(17,679)	$(59,546)	$17,721
Interest expense	504	1,220	383
Depreciation and amortization	4,839	5,816	5,313
Stock-based compensation (1)	11,983	7,984	7,656
Income tax expense	338	5,093	2,428
Impairment charge (2)	—	1,896	—
Restructuring expense (3)	1,061	556	—
CEO transition related costs (4)	2,874	—	—
Change in fair value of contingent consideration	—	—	(1,928)
Business transaction expense (5)	653	—	78
Proxy contest and other (6)	1,921	7,092	4,934
Adjusted EBITDA	$6,494	$(29,889)	$36,585

(1)
Increase in stock-based compensation in the year-ended December 31, 2023 over the comparable prior year period primarily driven by $4.0 million charge related to the accelerated vesting of equities of the Company's former Chief Executive Officer.
(2)
Impairment charge includes costs related to impairment of intangible assets. See Note 5 to our condensed consolidated financial statements included elsewhere in this Annual Report.
(3)
Restructuring charges are expenses that are paid in connection with reorganization of our operations. These costs primarily include severance and related benefits.
(4)
Chief Executive Officer transition related expense includes one-time costs associated with the separation of its former executive. Such costs included severance, bonus, medical benefits and the tax impact of vesting of stock-based compensation.
(5)
Business transaction expense includes one-time costs in connection with acquisition-related activities including professional fees such as legal and accounting along with other certain integration related costs of the acquisitions.
(6)
Proxy contest and other primarily includes (a) one-time legal and other professional fee associated with proxy challenges presented by certain shareholder activists and (b) the settlement of an intellectual property lawsuit in 2022.

Liquidity and Capital Resources

Our primary sources of working capital are cash flow from operations and availability of capital under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Year Ended
	December 31,
	2023	2022	2021
	(in thousands)
Cash and cash equivalents at beginning of period	$11,396	$37,720	$46,681
Net cash provided by (used for) operating activities	27,044	(41,846)	(327)
Net cash used for investing activities	(2,159)	(3,549)	(8,121)
Net cash provided by (used for) financing activities	(17,846)	19,706	(56)
Effect of foreign exchange on cash	291	(635)	(457)
Cash and cash equivalents at end of period	$18,726	$11,396	$37,720

Operating activities

Cash provided by operating activities for the year ended December 31, 2023 was $27.0 million, an increase of $68.9 million as compared to cash used for operating activities totaling $41.8 million for the year ended December 31, 2022. The increase is primarily the result of lower working capital driven by reductions in inventory levels, higher gross receipts and expense management initiatives.

Cash used for operating activities for the year ended December 31, 2022 was $41.8 million, a decrease of $41.5 million as compared to cash provided by operating activities of $0.3 million for the year ended December 31, 2021. The increase in the cash used for operations is primarily the result of lower gross receipts due to lower demand and retailers compressing channel inventories.

Investing activities

Cash used for investing activities was $2.2 million for the year ended December 31, 2023, which was related to certain capital investments, compared to $3.5 million in 2022.

Cash used for investing activities was $3.5 million for the year ended December 31, 2022, which was related to certain capital investments, compared to $8.1 million in 2021, which consisted of capital expenditures related to in-store advertising displays and new product manufacturing tooling, as well as $2.5 million related to the Neat Microphones acquisition.

Financing activities

Net cash used for financing activities was $17.8 million during the year ended December 31, 2023 compared to net cash provided by financing activities of $19.7 million and net cash used for financing activities of $0.1 million during the years ended December 31, 2022 and 2021, respectively. Financing activities during the year ended December 31, 2023 consisted primarily of $19.1 million revolving credit facility net repayments and $1.0 million of common stock repurchases, partially offset by $2.3 million of stock option exercise proceeds.

Financing activities in 2022 consisted primarily of revolving credit facility borrowings. Financing activities in 2021 included stock option exercise proceeds of $5.3 million and repurchases of common stock of $4.9 million.

Management assessment of liquidity

Management believes that our current cash and cash equivalents, the amounts available under our revolving credit facility and cash flows derived from operations will be sufficient to meet anticipated short-term and long-term funding for working capital and capital expenditures including amounts to develop new products, fund future stock repurchases and to pursue strategic opportunities. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements, or strategic opportunities that require additional capital.

In addition, the Company monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop.

Foreign cash balances at December 31, 2023 and December 31, 2022 were $8.0 million and $6.5 million, respectively.

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

The Third Amendment provided for, among other things: (i) extending the maturity date of the Credit Facility from March 5, 2024 to April 1, 2025; (ii) updating the interest rate and margin terms; (iii) removing the FILO Loan facility; (iv) updating the sub-facility limit for TB Europe to $15 million; (v) increasing our undrawn commitment fee by 0.125%; and (vi) transitioning the reference interest rates from LIBOR to BSBY, SONIA and EUIBOR, as applicable.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, and (iii) the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.50% and 3.50% for BSBY rate loans, BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50%, and letter of credit fees and agent fees. As of December 31, 2023, interest rates for outstanding borrowings were 11.00% for base rate loans and 8.90% for SONIA rate loans.

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

As of December 31, 2023, the Company was in compliance with all the financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $60.6 million.

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

Contractual Obligations

Our principal commitments primarily consist of obligations for minimum payment commitments to lessors for office space and the revolving credit facility. As of December 31, 2023, we had operating lease obligations totaling $9.8 million which represents our obligations to make payments under non-cancelable lease agreements for our facilities. See Part II, Item 7,“Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources–Revolving Credit Facility” above for more information regarding obligations under our revolving credit facility.

	Payments Due by Period
(in thousands)	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Contractual Obligations: (1)
Operating lease obligations (2)	$9,830	$1,463	$4,209	$1,917	2,241
Long term debt (3)	—	—	—	—	—
Total	$9,830	$1,463	$4,209	$1,917	$2,241

(1)
Contractual obligations exclude tax liabilities of $2.3 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
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

Each contract at inception is evaluated to determine whether the contract should be accounted for as having one or more performance obligations. The Company's business activities were determined to be a single performance obligation with revenue recognized when obligations under the terms of a contract with its customer are satisfied; generally, this occurs at a point in time when the risk and title to the product transfers to the customer. The Company's standard terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. The Company excludes sales taxes collected from customers from “Net Revenue” on the consolidated statements of operations.

Certain customers may receive cash-based incentives (including cash discounts, quantity rebates, and price concessions), which are accounted for as variable consideration based upon the expected value method. Provisions for sales returns are recognized in the period the sale are based upon the expected value method and is recorded based upon the Company's prior experience and current trends. Cash-based incentive allowances are based on historical and expected performance of the customers, types and levels of promotions including any contractual commitments, claims received and forecasted economic trends in comparison to historical trends. Sales return reserves are based on historical and current return activity and forecasted economic trends in comparison to historical trends. As of December 31, 2023 and 2022, the Company had an allowance for cash-based incentives of $28.6 million and $29.5 million, respectively, and an allowance for sales returns of $8.4 million and $7.8 million, respectively. These amounts are recorded as a reduction of accounts receivable on the consolidated balance sheets.

Inventory Valuation

Inventories consist primarily of finished goods and related component parts and are stated at the lower of cost or net realizable value using the first in, first out (“FIFO”) method. The Company maintains an inventory allowance for returned goods, slow-moving and unused inventories based on the historical trend and estimates. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. Inventory write-downs are included as a component of cost of revenue on the consolidated statements of operations.

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

The determination of the need for a valuation allowance on deferred tax assets requires management to make assumptions and to apply judgment, including forecasting future earnings, and the reversal pattern of deferred tax assets and liabilities.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of December 31, 2023, we do not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure, primarily, with respect to the British Pound and Euro. As of December 31, 2023 and 2022, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

Inflation Risk

The Company is exposed to market risk due to inflationary pressures affecting our costs and demand for the products we sell. In recent years, our business has been affected by global supply chain constraints and unfavorable changes in economic or political conditions in the countries and markets where we operate. Such inflationary pressures have been and could continue to be exacerbated by higher oil prices, geopolitical turmoil, and economic policy actions and could lead to a recessionary environment.

Inflationary pressures can also have a negative impact on demand for the products we sell. Reduced or delayed discretionary spending by consumers in response to inflationary pressures has reduced consumer demand for our products, resulting in reduced sales.

In 2023, we continued to experience a higher rate of inflation than in recent years resulting in higher cost of goods, selling expenses, and general and administrative expenses. Such increases have had and may continue to have a negative impact on the Company’s profit margins if selling prices of products do not increase with the increased costs.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Turtle Beach Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Turtle Beach Corporation (the Company) as of December 31, 2023, the related consolidated statement of operations, comprehensive income (loss), stockholders’ equity and cash flows for the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition: Cash-Based Incentive Programs
Description of the Matter

As described in Note 1 of the consolidated financial statements, the Company provides cash-based incentive programs, including cash discounts, quantity rebates and price concessions, which results in variable consideration. As of December 31, 2023, the Company has recognized an allowance for cash-based incentives of $28.6 million in accounts receivable on the consolidated balance sheet.

Auditing the Company’s measurement of variable consideration related to cash-based incentives is complex because the calculation is determined based on significant management estimates. These estimates are based on historical and expected performance of the customer, types and levels of promotions, claims received from the customers and forecasted economic trends in comparison to historical trends, when applicable. Changes in these assumptions can have a significant impact on the amount of the revenue recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to estimate variable consideration related to its cash-based incentive programs. For example, we tested controls over management’s review of significant assumptions, such as forecasted sales and claims activity, management’s validation of the completeness and accuracy of the data used in making their estimates, and controls over retrospective review analysis.

Among other audit procedures, we tested the Company's retrospective review of cash-based incentives reserves, evaluated the assumptions by comparing them to historical trends and third-party information, and performed transactional testing of customer claim activity.

Revenue Recognition: Sales Return Reserve
Description of the Matter

As described in Note 1 and Note 3 of the consolidated financial statements, the Company provides certain customers product return rights, which results in variable consideration. As of December 31, 2023, the Company has recognized an allowance for sales returns of $8.4 million in accounts receivable on the consolidated balance sheet.

Auditing the measurement of variable consideration related to sales returns is complex because the calculation is determined based on significant management estimates. These estimates are based on historical and current return activity trends and forecasted economic trends in comparison to historical trends, when applicable. Changes in these assumptions can have a significant impact on the amount of the revenue recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to estimate variable consideration related to its allowance for sales returns. For example, we tested controls over management’s review of significant assumptions, such as historical return rates, management’s validation of the completeness and accuracy of the data used in making their estimates, and other controls over retrospective review analysis.

Among other audit procedures, we tested the Company's retrospective review of the allowance for sales returns, evaluated the assumptions by comparing them to historical trends, and performed transactional testing of sales returns. Additionally, we tested whether the introduction of new products or new customer contracts could have a material impact on the allowance for sales returns at period end.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2023.

New York, New York
March 13, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Turtle Beach Corporation

White Plains, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Turtle Beach Corporation (the “Company”) as of December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We served as the Company’s auditor from 2014 to 2023
New York, New York
March 29, 2023

Turtle Beach Corporation

Consolidated Statements of Operations

	Year ended December 31,
	2023	2022	2021
	(in thousands, except per-share data)
Net revenue	$258,122	$240,166	$366,354
Cost of revenue	182,618	190,979	237,971
Gross profit	75,504	49,187	128,383
Operating expenses:
Selling and marketing	43,489	47,090	58,883
Research and development	17,137	19,123	17,490
General and administrative	31,321	32,558	31,579
Goodwill and other intangible asset impairment	—	1,896	—
Total operating expenses	91,947	100,667	107,952
Operating income (loss)	(16,443)	(51,480)	20,431
Interest expense, net	504	1,220	383
Other non-operating expense (income), net	394	1,753	(101)
Income (loss) before income tax	(17,341)	(54,453)	20,149
Income tax expense	338	5,093	2,428
Net income (loss)	$(17,679)	$(59,546)	$17,721

Net income (loss) per share:
Basic	$(1.03)	$(3.62)	$1.11
Diluted	$(1.03)	$(3.62)	$0.97
Weighted average number of shares:
Basic	17,135	16,450	15,915
Diluted	17,135	16,450	18,251

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Net income (loss)	$(17,679)	$(59,546)	$17,721
Other comprehensive income (loss):
Foreign currency translation adjustment	545	(1,521)	(462)
Other comprehensive income (loss)	545	(1,521)	(462)
Comprehensive income (loss)	$(17,134)	$(61,067)	$17,259

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$18,726	$11,396
Accounts receivable, less allowances of $37,052 and $37,455 in 2023 and 2022, respectively	54,390	43,336
Inventories	44,019	71,252
Prepaid expenses and other current assets	7,720	9,196
Total Current Assets	$124,855	$135,180
Property and equipment, net	4,824	6,362
Goodwill	10,686	10,686
Intangible assets, net	1,734	2,612
Other assets	7,868	8,547
Total Assets	$149,967	$163,387
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$-	$19,053
Accounts payable	26,908	19,846
Other current liabilities	29,424	25,433
Total Current Liabilities	$56,332	$64,332
Income tax payable	1,546	2,076
Other liabilities	7,012	8,038
Total Liabilities	$64,890	$74,446
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 17,531,702 and 16,569,173 shares issued and outstanding as of December 31, 2023 and 2022, respectively	18	17
Additional paid-in capital	220,185	206,916
Accumulated deficit	(134,277)	(116,598)
Accumulated other comprehensive loss	(849)	(1,394)
Total Stockholders’ Equity	$85,077	$88,941
Total Liabilities and Stockholders’ Equity	$149,967	$163,387

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,679)	$(59,546)	$17,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,830	4,578	4,052
Amortization of intangible assets	1,009	1,238	1,261
Amortization of debt financing costs	141	189	189
Stock-based compensation	11,983	7,984	7,656
Deferred income taxes	(44)	6,202	1,119
Change in sales returns reserve	632	(1,180)	(2,236)
Provision for doubtful accounts	(3)	(23)	468
Inventory recorded to net realizable value	810	4,829	1,609
Loss on impairment of intangible assets	—	1,896	—
Decrease in fair value of contingent consideration	—	—	(1,928)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,757)	(4,845)	9,682
Inventories	27,336	22,100	(32,240)
Accounts payable	1,772	(23,350)	(2,793)
Prepaid expenses and other assets	1,437	6,045	(6,091)
Income taxes payable	(283)	727	(5,571)
Other liabilities	1,860	(8,690)	6,775
Net cash provided by (used for) operating activities	27,044	(41,846)	(327)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,159)	(3,549)	(5,621)
Acquisition of a business, net of cash acquired	—	—	(2,500)
Net cash used for investing activities	(2,159)	(3,549)	(8,121)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	210,210	91,945	120,858
Repayment of revolving credit facilities	(229,263)	(72,892)	(120,858)
Proceeds from exercise of stock options and warrants	2,261	653	5,289
Repurchase of common stock	(974)	—	(4,882)
Repurchase of common stock to satisfy employee tax withholding obligations	—	—	(463)
Debt financing costs	(80)	—	—
Net cash provided by (used for) financing activities	(17,846)	19,706	(56)
Effect of exchange rate changes on cash and cash equivalents	291	(635)	(457)
Net increase (decrease) in cash and cash equivalents	7,330	(26,324)	(8,961)
Cash and cash equivalents - beginning of period	11,396	37,720	46,681
Cash and cash equivalents - end of period	$18,726	$11,396	$37,720
SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$500	$979	$194
Cash paid for income taxes, net of refunds	$63	$(2,380)	$6,561
Accrual for purchases of property and equipment	$133	$390	$1,189

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2020	15,476	$15	$190,568	$(74,773)	$589	$116,399
Net income	—	—	—	17,721	—	17,721
Other comprehensive loss, net of tax	—	—	—	—	(462)	(462)
Issuance of restricted stock	244	—	—	—	—	—
Settlement of deferred stock	6	—	111	—	—	111
Repurchase of common stock and retirement of related treasury shares	(15)	—	(463)	—	—	(463)
Common stock buyback	(169)	—	(4,882)	—	—	(4,882)
Stock options exercised	626	1	5,288	—	—	5,289
Stock-based compensation	—	—	7,656	—	—	7,656
Balance at December 31, 2021	16,168	$16	$198,278	$(57,052)	$127	$141,369
Net loss	—	—	—	(59,546)	—	(59,546)
Other comprehensive loss, net of tax	—	—	—	—	(1,521)	(1,521)
Issuance of restricted stock	311	—	—	—	—	—
Stock options exercised	90	1	654	—	—	655
Stock-based compensation	—	—	7,984	—	—	7,984
Balance at December 31, 2022	16,569	$17	$206,916	$(116,598)	$(1,394)	$88,941
Net loss	—	—	—	(17,679)	—	(17,679)
Other comprehensive income, net of tax	—	—	—	—	545	545
Issuance of restricted stock	534	—	—	—	—	—
Common stock buyback	(86)	—	(974)	—	—	(974)
Stock options exercised	515	1	2,260	—	—	2,261
Stock-based compensation	—	—	11,983	—	—	11,983
Balance at December 31, 2023	17,532	$18	$220,185	$(134,277)	$(849)	$85,077

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

Basis of Presentation

The financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

Uses of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to use estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The significant estimates and assumptions used by management affect: sales return reserve, allowances for cash discounts, warranty reserve, valuation of inventory, valuation of long-lived assets, goodwill and other intangible assets, depreciation and amortization of long-lived assets, valuation of deferred tax assets, probability of performance shares vesting and forfeiture rates utilized in issuing stock-based compensation awards. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the consolidated financial statements.

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

Each contract at inception is evaluated to determine whether the contract should be accounted for as having one or more performance obligations. The Company's business activities were determined to be a single performance obligation with revenue recognized when obligations under the terms of a contract with its customer are satisfied; generally, this occurs at a point in time when the risk and title to the product transfers to the customer. The Company's standard terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. The Company excludes sales taxes collected from customers from “Net Revenue” on the consolidated statements of operations.

Certain customers may receive cash-based incentives (including cash discounts, quantity rebates, and price concessions), which are accounted for as variable consideration. Provisions for sales returns are recognized in the period of the sale and are recorded based upon the Company's prior experience and current trends. Cash-based incentive allowances are based on historical and expected performance of the customers, types and levels of promotions including any contractual commitments, claims received and forecasted economic trends in comparison to historical trends. Sales return reserves are based on historical and current return activity and forecasted economic trends in comparison to historical trends. As of December 31, 2023 and 2022, the Company had allowances for cash-based incentives of $28.6 million and $29.5 million, respectively, and allowances for sales returns of $8.4 million and $7.8 million, respectively. These amounts are recorded as a reduction of accounts receivable on the consolidated balance sheets.

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

Marketing Costs

Costs associated with the production of advertising, such as print and other costs, as well as costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first appears in public. Advertising costs were approximately $3.9 million, $4.9 million and $9.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company also incurs co-operative advertising costs that represent reimbursements to customers for shared marketing expenses for sale of its products. These reimbursements are recorded as reductions of net revenue based on a percentage of sales. Co-operative advertising reimbursements were approximately $5.6 million, $4.1 million and $7.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Deferred Financing Costs

Deferred financing costs represent costs incurred in conjunction with the Company’s debt financing activities and are capitalized and amortized over the life of the related financing arrangements utilizing the effective interest method. If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired as part of the net carrying value of the debt, and any gains or losses are recorded on the consolidated statements of operations under the caption “Other non-operating expense (income), net.”

Stock-Based Compensation

Compensation costs related to stock options, restricted stock grants and performance-based restricted share units are calculated based on the fair value of the stock-based awards on the date of grant, net of estimated forfeitures. The grant date fair value of stock options is determined using the Black-Scholes option-pricing model and the related stock-based compensation is recognized on a straight-line basis over the period in which an employee is required to provide service in exchange for the award, which is generally four years.

The Company estimates its forfeiture rate based on an analysis of actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from any forfeiture rate adjustment would be recognized in the period of adjustment and if the actual number of future forfeitures differs from estimates, the Company might be required to record adjustments to stock-based compensation expense. The grant date fair value of restricted stock grants is determined based on the grant date value of the Company’s common stock and is recognized on a straight-line basis over the period in which an employee is required to provide service in exchange for the award, which is generally four years. The grant date fair value of performance-based restricted share units is calculated in the same manner as restricted stock grants with the exception that the Company recognizes compensation expense when it is probable that the performance condition will be achieved.

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

Inventories

Inventories consist primarily of finished goods and related component parts and are stated at the lower of cost or net realizable value using the first in, first out (“FIFO”) method. The Company maintains an inventory allowance for returned goods, slow-moving and unused inventories based on the historical trend and estimates. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. Inventory write-downs are included as a component of cost of revenue on the consolidated statements of operations.

Property and Equipment, net

Property and equipment are presented at cost less accumulated depreciation and amortization. Repairs and maintenance expenditures are expensed as incurred. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Estimated Life
Machinery and equipment	3 years
Software and software development	2-5 years
Furniture and fixtures	5 years
Tooling	2 years
Leasehold improvements	Term of lease or economic life of asset, if shorter
Demonstration units and convention booths	1-2 years

Valuation of Long-Lived and Intangible Assets and Goodwill

At acquisition, the Company estimates and records the fair value of purchased intangible assets, which primarily consists of in-process research and development, customer relationships, trademarks and trade names, and patents. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives.

Long-lived and definite-lived intangible assets are assessed for potential impairment whenever events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. When impairment indicators are present, assessment for possible impairment is based on the Company’s ability to recover the carrying value of the long-lived asset from the expected future pre-tax cash flows. The expected future pre-tax cash flows are estimated based on historical experience, internal knowledge, and market data. Estimates of future cash flows require the Company to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating the useful lives of assets. If the expected future cash flows related to the long-lived assets are less than the assets’ carrying value, an impairment charge is recognized for the difference between estimated fair value and carrying value. There were no impairment indicators on the Company’s long-lived and definite-lived intangible assets in 2023.

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

The Company conducted its annual impairment assessment on November 1, 2023, and compared the fair value of the reporting unit to the carrying value. No goodwill impairment charges have been required during 2023, 2022 or 2021. In the current year, the Company does not have any indefinite-lived intangible assets.

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

The tax effects of uncertain tax positions taken or expected to be taken in income tax returns are recognized only if they are “more likely-than-not” to be sustained on examination by the taxing authorities based on the technical merits as of the reporting date. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes estimated accrued interest and penalties related to uncertain tax positions in “income tax expense” on the consolidated statement of operations.

The Company and its domestic subsidiaries file a consolidated federal income tax return, while the Company’s foreign subsidiary files in its respective local jurisdictions.

Leases

The Company determines if an arrangement is a lease at inception. The Company leases office spaces that provide for future minimum rental lease payments under non-cancelable operating leases that have remaining lease terms of one year to nine years, and do not contain any material residual value guarantees or material restrictive covenants. For operating leases, right-of-use (“ROU”) assets, sundry payables and accrued expenses, and noncurrent operating lease liabilities are reported on the consolidated balance sheet for leases with a term longer than twelve months. Finance leases are reported on the consolidated balance sheets in property, plant and equipment, current portion of other debt, and long-term debt.

Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the total lease payments over the lease term. The ROU assets represent the right to use an underlying leased asset over the existing lease term, and the corresponding lease liabilities represent the obligation to make lease payments arising from the lease agreement. As most of the Company’s leases do not provide for an implicit rate, the Company utilizes the secured incremental borrowing rate based on the information available when determining the present value of our lease payments. The lease terms may include options to terminate, or extend, our lease when it is reasonably certain that the Company will execute the option. Lease agreements may contain lease and non-lease components, which are generally accounted for separately. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and revolving line of credit. Cash equivalents are stated at amortized cost, which approximated fair value as of the consolidated balance sheet dates due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The revolving line of credit is stated at the carrying value as the stated interest rate approximates market rates currently available to the Company.

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at December 31, 2023.

Foreign Currency Translation

Balance sheet accounts of the Company’s foreign subsidiaries are translated at the exchange rate in effect at the end of each period. Statement of operations accounts are translated using the weighted average of the prevailing exchange rates during each period. Gains or losses resulting from foreign currency transactions are included on the Company’s consolidated statements of operations under the caption “Other non-operating expense (income), net” whereas translation adjustments are reflected on the consolidated statements of comprehensive income (loss) under the caption “Foreign currency translation adjustment.”

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

Accounts receivable are unsecured and represent amounts due based on contractual obligations of customers. The Company's five largest individual customers accounted for approximately 69% of our gross sales in 2023, 67% of our gross sales in 2022, and 66% of our gross sales in 2021. During 2023, the Company's four largest customers - Walmart, Target, Amazon, Best Buy - each accounted for between 10% to 25% of consolidated gross sales. Additionally, as of December 31, 2023, these customers had open receivables greater than 10% of the total receivable balance.

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

Foreign cash balances at December 31, 2023 and 2022 were $8.0 million and $6.5 million, respectively.

Segment Information

The company operates in a single reportable segment, referred to as gaming accessories. The entire business is managed by a single management team whose chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09) intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in the ASU are effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption is permitted. The Company does not expect the new guidance to have a material impact on their financial position, results of operations or liquidity.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU No. 2023-07). ASU 2023-07 requires that an entity disclose significant segment expenses, a description of “other segment items,” and the title and position of the chief operating decision maker along with an explanation of how the reported segment profit or loss is assessed and allocated. The amendments in the ASU are effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024 and will be applied retrospectively for all prior periods presented in the financial statements. The Company will adopt this standard in the year required and intends to make all necessary disclosures.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04).” In 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit the London Interbank Offered Rate (“LIBOR”), a benchmark interest rate referenced in a variety of agreements, after 2021. In December 2022, the FASB issued ASU 2022-06, “Deferral of the Sunset Date of Reference Rate Reform (Topic 848).” Topic 848 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The ASU is effective as of December 21, 2022 through December 31, 2024. The authoritative accounting guidance did not have a material impact on their financial position, results of operations or liquidity.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit. As of December 31, 2023 and 2022, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$18,726	$18,726	$11,396	$11,396
Credit Facility	$—	$—	$19,053	$19,053

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

Note 3. Allowance for Sales Returns

The following table provides the changes in the Company’s sales return reserve, which is classified as a reduction of accounts receivable on the consolidated balance sheets:

	Year ended December 31,
	2023	2022	2021
	in thousands
Balance, beginning of period	$7,817	$8,997	$11,233
Reserve accrual	16,254	15,574	21,506
Recoveries and deductions, net	(15,622)	(16,754)	(23,742)
Balance, end of period	$8,449	$7,817	$8,997

Note 4. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	December 31, 2023	December 31, 2022
	(in thousands)
Finished goods	$43,579	$70,407
Raw materials	440	845
Total inventories	$44,019	$71,252

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31, 2023	December 31, 2022
	(in thousands)
Machinery and equipment	$2,597	$2,373
Software and software development	2,438	2,396
Furniture and fixtures	1,700	1,713
Tooling	11,250	9,901
Leasehold improvements	1,988	2,050
Demonstration units and convention booths	15,767	15,379
Total property and equipment, gross	35,740	33,812
Less: accumulated depreciation and amortization	(30,916)	(27,450)
Total property and equipment, net	$4,824	$6,362

Depreciation and amortization expense on property and equipment for the years ended December 31, 2023, 2022 and 2021 was $3.8 million, $4.6 million and $4.1 million, respectively.

Other Current Liabilities

Other current liabilities consist of the following:

	December 31, 2023	December 31, 2022
	(in thousands)
Accrued employee expenses	$3,944	$4,171
Accrued marketing	3,335	4,147
Accrued royalty	5,275	2,527
Accrued tax-related payables	5,206	4,159
Accrued freight	2,917	1,746
Accrued expenses	8,747	8,683
Total other current liabilities	$29,424	$25,433

Other non-operating expense (income), net

Other non-operating expense (income), net consists of the following:

	Year Ended
	December 31,
	2023	2022	2021
	(in thousands)
Change in fair value of contingent consideration	$—	$—	$(1,928)
Other non-operating expense (income)	394	1,753	1,827
Total other non-operating expense (income),net	$394	$1,753	$(101)

Note 5. Goodwill and Other Intangible Assets

Intangible Assets

Identifiable intangible assets, and related accumulated amortization, as of December 31, 2023 and 2022 consist of:

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,085	$7,214	$871
Tradenames	3,066	2,607	459
Developed technology	1,884	1,613	271
Foreign currency	(1,159)	(1,292)	133
Total Intangible Assets (1)	$11,876	$10,142	$1,734

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,085	$6,750	$1,335
Tradenames	3,066	2,147	919
Developed technology	1,884	1,495	389
Foreign currency	(1,375)	(1,344)	(31)
Total Intangible Assets	$11,660	$9,048	$2,612

(1)
The accumulated amortization includes $1.9 million of accumulated impairment charges as of December 31, 2023.

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

During the fourth quarter of 2022, the Company made the decision to increasingly leverage the Turtle Beach brand across our product portfolio including PC products over time. Due to this decision, the Company prepared an impairment calculation to determine the fair value of the ROCCAT tradename asset using the relief from royalty method. As a result of the present value calculation, the Company recorded an impairment charge of $0.8 million for the ROCCAT tradename intangible asset.

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

Amortization expense related to definite lived intangible assets was $1.0 million, $1.2 million and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2024	$1,006
2025	425
2026	170
Thereafter	-
Total	$1,601

All goodwill is attributable to the gaming accessories reporting unit. Changes in the carrying values of goodwill for twelve months ended December 31, 2023 are as follows:

(in thousands)
Balance as of January 1, 2023	$10,686
No Activity	-
Balance as of December 31, 2023	$10,686

Note 6. Credit Facilities and Long-Term Debt

The Company had no outstanding balance related to its revolving credit facility as of December 31, 2023.

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.6 million, $1.2 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Amortization of deferred financing costs was $0.1 million for the year ended December 31, 2023, and $0.2 million for each of the years ended December 31, 2022 and 2021, respectively.

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

The Third Amendment provided for, among other things: (i) extending the maturity date of the Credit Facility from March 5, 2024 to April 1, 2025; (ii) updating the interest rate and margin terms; (iii) removing the FILO Loan facility; (iv) updating the sub-facility limit for TB Europe to $15 million; (v) increasing our undrawn commitment fee by 0.125%; and (vi) transitioning the reference interest rates from LIBOR to BSBY, SONIA and EUIBOR, as applicable.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, and (iii) the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.50% and 3.50% or BSBY rate loans, BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50%, and letter of credit fees and agent fees. During 2023, interest rates for outstanding borrowings were 11.00% for base rate loans and 8.90% for SONIA rate loans.

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

As of December 31, 2023, the Company was in compliance with all the financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $60.6 million.

Note 7. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended
	December 31,
	2023	2022	2021
	(in thousands)
Federal:
Current	$4	$(579)	$(511)
Deferred	8	4,667	701
Total Federal	12	4,088	190
State and Local:
Current	(539)	(762)	769
Deferred	17	1,602	346
Total State and Local	(522)	840	1,115
Foreign
Current	848	255	1,051
Deferred	—	(90)	72
Total Foreign	848	165	1,123
Total	$338	$5,093	$2,428

The reconciliation between the provision (benefit) for income taxes and the expected provision (benefit) for income taxes at the U.S. federal statutory rate is as follows:

	Year Ended
	December 31,
	2023	2022	2021
	(in thousands)
U.S. Operations	$(20,116)	$(53,947)	$15,146
Foreign Operations	2,775	(506)	5,003
Income (loss) before income taxes	(17,341)	(54,453)	20,149
Federal statutory rate	21%	21%	21%
Provision (benefit) for income taxes at federal statutory rate	(3,642)	(11,435)	4,231
State taxes, net of federal benefit	(385)	(2,098)	812
Foreign tax rate differential	135	90	(60)
Change in valuation allowance	2,850	18,353	—
Excess tax benefit recognized	287	(232)	(2,159)
Foreign Derived Intangible Income	—	—	(976)
Foreign tax credit	(96)	—	(770)
Research and development credit	(558)	(400)	(878)
Global intangible low taxed income	858	325	530
Change in unrecognized tax benefits	(330)	(382)	673
Section 162(m)	1,237	395	634
Other	(18)	477	391
Provision for income taxes	$338	$5,093	$2,428

The tax effects of significant items comprising the Company’s deferred tax assets (liabilities) are as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
Allowance for doubtful accounts	$4	$4
Fixed assets	(764)	(897)
Goodwill	(1,402)	(1,268)
Employee benefits	2,789	2,254
Intangible assets	1,614	1,573
Inventories	1,434	2,846
Lease liability	1,977	2,227
Net operating loss	8,372	7,354
Research and development expenses	6,154	3,835
Right of use asset	(1,754)	(2,010)
Sales reserves	1,524	1,501
Unrecognized tax benefits	311	470
Other	1,376	852
	21,635	18,741
Valuation allowance	(22,094)	(19,244)
Net deferred tax assets (liabilities)	$(459)	$(503)

At December 31, 2023, the Company had $26.2 million of indefinite lived federal net operating loss carryforwards and $48.0 million of state net operating loss carryforwards, which will begin to expire in 2029. As of December 31, 2023, the Company has federal research and development credit carryforwards of $0.8 million, which will expire in 2042 if unutilized, and state research and development credit carryforwards of $0.4 million, which carryforward until exhausted. Utilization of these operating loss carryforwards and credits may be subject to an annual limitation based on changes in ownership, as defined by Section 382 & 383 of the Internal Revenue Code of 1986, as amended.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred taxes will not be realized. The Company considers all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. The significant 2022 pre-tax loss, coupled with cumulative book losses projected in early future years, was significant negative evidence considered by the Company in recording an $18.4 million increase to the valuation allowance as of December 31, 2022. The valuation allowance is retained for the year ended December 31, 2023, with an increase to the valuation allowance of $2.8 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
Gross unrecognized tax benefit, beginning of period	$3,002	$3,415
Additions based on tax positions related to the current year	128	150
Additions related to tax positions in a prior year	—	158
Settlements related to tax positions in a prior period	(32)	(321)
Decreases based on tax positions in a prior period	(814)	(400)
Gross unrecognized tax benefit, end of period	$2,284	$3,002

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold, and establishes tax reserves for uncertain tax positions that do not meet this threshold. The Company settled uncertain tax positions in certain jurisdictions, of approximately $0.1 million for the year ended December 31, 2023 and $0.3 million for the year ended December 31, 2022. To the extent these unrecognized tax benefits are ultimately recognized, approximately $2.0 million will impact the Company’s effective tax rate and $0.3 million will be offset by a valuation allowance in future periods. The Company is filing for relief provisions in certain jurisdictions and based on such anticipated filings, it is reasonably possible that amounts of unrecognized tax benefits could decrease by $0.7 million within the next twelve months. As of December 31, 2023, the Company had uncertain tax positions of $2.9 million, inclusive of $0.6 million of interest and penalties.

The Company is not currently under examination by federal, state or foreign taxing jurisdictions. Further, at any given time, multiple tax years may be subject to examination by various taxing authorities. The recorded amounts of income tax are subject to adjustment upon examination, changes in interpretation and changes in judgment utilized in determining estimates.

The Company considers the earnings of its foreign entities to be permanently reinvested outside the United States based on estimates that future cash generation will be sufficient to meet future domestic cash needs. Accordingly, deferred taxes have not been recorded for the $16.1 million of undistributed earnings of the Company's foreign subsidiaries. As a result of the Tax Cuts and Jobs Act (“TCJA”) and the current U.S. taxation of deemed repatriated earnings, the additional taxes that might be payable upon repatriation of foreign earnings are not significant. All other outside basis differences not related to earnings were impractical to account for at this period of time and are currently considered as being permanent in duration.

The TCJA introduced a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a measure to tax certain intercompany payments under the base erosion anti-abuse tax “BEAT” regime. For the years ended December 31, 2023 and 2022, the Company did not generate intercompany transactions that met the BEAT threshold but does have to include GILTI relating to the Company's foreign subsidiaries. The Company elected to account for GILTI as a current period cost.

The Company files U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. Below is a summary of the filing jurisdictions and open tax years:

Open Years
U.S. Federal	2020 - 2022
U.S. State and Local	2019 - 2022
Non-U.S.	2020 - 2022

On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which are effective for tax years beginning on or after January 1, 2023. For tax years beginning after December 31, 2021, the Tax Cuts & Jobs Act of 2017 eliminated the option to deduct research and development expenditures as incurred and instead required taxpayers to capitalize and amortize them over five or 15 years beginning in 2022. The Company included the impact of the research and development expenditures in its December 31, 2023 and 2022 tax expense. The Inflation Reduction Act includes a 1% excise tax on publicly traded US corporations for the value of its stock repurchased after December 31, 2022. The Company did not incur excise tax on stock repurchased for the year ended December 31, 2023. The Company will continue to monitor possible future impact of changes in tax legislation.

Note 8. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Year Ended
	December 31,
	2023	2022	2021
	(in thousands, except per-share data)
Net income (loss)	$(17,679)	$(59,546)	$17,721

Weighted average common shares outstanding — Basic	17,135	16,450	15,915
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	—	—	438
Dilutive effect of stock options	—	—	1,348
Dilutive effect of warrants	—	—	550
Weighted average common shares outstanding — Diluted	17,135	16,450	18,251
Net income (loss) per share:
Basic	$(1.03)	$(3.62)	$1.11
Diluted	$(1.03)	$(3.62)	$0.97

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

	Year Ended
	December 31,
	2023	2022	2021
	(in thousands)
Stock options	1,374	1,669	721
Unvested restricted stock awards	1,404	1,449	294
Total	2,778	3,118	1,015

Note 9. Equity and Stock-Based Compensation

Stock Repurchase Activity

On April 9, 2019, the Board of Directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. On April 1, 2021, the Company’s Board of Directors approved an extension and expansion of this repurchase program to acquire up to $25 million of its common shares, expiring April 9, 2023. On March 3, 2023, the Company’s Board of Directors approved a two-year extension of the stock repurchase plan. As of December 31, 2023, the Company has repurchased 0.6 million shares of its common stock for a total cost of $8.4 million.

Stock-Based Compensation

On October 30, 2013, the Board of Directors adopted, and on December 27, 2013, the stockholders approved, the 2013 Stock-Based Incentive Compensation Plan (the “2013 Plan”), which was subsequently amended at the 2019 annual meeting of stockholders and at the 2021 annual meeting of stockholders to increase the total number of shares of common stock authorized for grant. The Company’s stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of the Company's stockholders. In addition, members of the Board of Directors participate in the stock-based compensation program in connection with their service on the board.

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

The following table presents the stock activity and the total number of shares available for grant as of December 31, 2023:

(in thousands)
Balance at December 31, 2022	550
Plan Amendment	1,049
Options cancelled	21
Restricted stock granted	(520)
Forfeited/ Expired restricted stock added back	28
Performance-Based restricted stock unearned	94
Performance-Based restricted stock granted	(163)
Balance at December 31, 2023	1,059

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company's stock-based awards, was comprised as follows:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$824	$433	$343
Selling and marketing	2,475	2,028	1,746
Research and development	1,870	1,444	1,379
General and administrative	6,814	4,079	4,188
Total stock-based compensation	$11,983	$7,984	$7,656

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

On May 1, 2023, the Company announced that the Company and Juergen Stark, Chairman, Chief Executive Officer and President of the Company, agreed that Mr. Stark would not continue as Chairman, Chief Executive Officer and President of the Company, with his employment to terminate effective as of the close of business on June 30, 2023. On May 2, 2023, the Company entered into a separation agreement with Mr. Stark, resulting in an acceleration of the total stock-based compensation associated with equity awards granted to him. During the year ended December 31, 2023, the Company recorded a total of $4.0 million in stock-based compensation expenses and related payroll that would not have been recognized if Mr. Stark had not announced his retirement.

The associated tax benefit recognized on the consolidated statements of operations for the fiscal years ended December 31, 2023, 2022 and 2021 was approximately $0.3 million, $0.2 million and $2.2 million, respectively.

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2022	1,577,545	$7.66	5.81	$2,465,015
Granted	-	-
Exercised	(515,089)	4.39
Forfeited	(21,004)	16.45
Outstanding at December 31, 2023	1,041,452	$9.10	4.22	$3,137,285
Vested and expected to vest at December 31, 2023	1,040,873	$9.22	4.22	$3,136,393
Exercisable at December 31, 2023	984,120	$9.23	4.09	$2,975,342

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of option exercises was $3.3 million, $0.8 million and $13.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, total unrecognized compensation cost related to non-vested stock options granted to employees was $0.4 million, which is expected to be recognized over a remaining weighted average vesting period of 0.4 years.

No options were granted during the years ended December 31, 2023 and 2022. The weighted average grant date fair value of options granted during the year ended December 31, 2021 was $14.89. The total estimated fair value of employee options vested during the three years ended December 31, 2023 was $1.0 million, $4.2 million and $2.6 million, respectively.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2022	865,446	$18.75
Granted	519,533	9.98
Vested	(591,801)	16.36
Shares forfeited	(28,236)	15.83
Nonvested restricted stock at December 31, 2023	764,942	$14.76

As of December 31, 2023, total unrecognized compensation cost related to the nonvested restricted stock awards granted was $8.3 million, which is expected to be recognized over a remaining weighted average vesting period of 2.2 years.

Performance-Based Restricted Share Units

As of December 31, 2023, the Company had 162,672 performance-based restricted share units outstanding. The vesting of performance-based restricted share units is determined over a three-year period based on (i) the amount by which revenue growth exceeds a defined baseline market growth each year and (ii) the achievement of specified tiers of adjusted EBITDA as a percentage of net revenue each year, with the ability to earn and vest into such units ranging from 0% to 200%. Included in the Company’s share-based compensation was expense recognized for the Company’s performance-based restricted share unit awards of $1.7 million in 2023 and $1.0 million in 2021. There was no stock-based compensation expense recorded in 2022 as the performance conditions were not achieved.

Note 10. Segment Information

The Company operates in a single reportable segment. The entire business is managed by a single management team whose chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

The following table represents total net revenue based on where customers are physically located:

	Year Ended
	December 31,
	2023	2022	2021
	(in thousands)
North America	$186,279	$163,605	$244,430
Europe and Middle East	62,015	58,917	99,685
Asia Pacific	9,828	17,644	22,239
Total net revenues	$258,122	$240,166	$366,354

The following table represents property and equipment, net based on physical location:

	Year Ended
	December 31,
	2023	2022
	(in thousands)
United States	$3,888	$5,045
International	936	1,317
Total	$4,824	$6,362

Note 11. Commitments and Contingencies

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

On May 22, 2020, PAMTP LLC, which purports to hold the claims of eight shareholders who opted out of the class settlement described above, brought suit against the Company, the Company’s former Chief Executive Officer, Juergen Stark, Stripes Group, LLC, SG VTB Holdings, LLC, Kenneth Fox, and former members of the Company’s Board of Directors in Nevada state court. This opt-out action asserts the same direct claims that were asserted by the class of shareholders described above. The defendants filed two motions to dismiss this complaint, which were heard on August 10, 2020. The Court denied those motions by order of August 20, 2020. The case was tried in August 2021 and all remaining defendants, including the Company, prevailed on all counts with final judgment entered in their favor on September 3, 2021. Plaintiff is appealing that judgment.

Employment Litigation: On April 20, 2017, a former employee filed an action in the Superior Court for the County of San Diego, State of California. The complaint alleges claims including wrongful termination, retaliation and various other provisions of the California Labor Code. The complaint seeks unspecified economic and non-economic losses, as well as allegedly unpaid wages, unreimbursed business expenses statutory penalties, interest, punitive damages and attorneys’ fees. The Company filed a cross-complaint against the former employee on May 25, 2017 for certain activities related to his employment with the Company. The matter was tried between September 24 and October 7, 2021. On October 8, 2021 a jury rendered a unanimous verdict in favor of the Company on the employment claims. The Court granted a directed verdict to the Company on its Cross- Complaint against the former employee. Judgment was entered in favor of the Company on October 27,

2021. On December 20, 2021, the former employee filed a notice of appeal of the judgment. On November 14, 2023, the court of appeal issued its opinion affirming the judgment in favor of the Company. On the Company’s Cross-Complaint, the court of appeal directed the Company to elect either punitive or statutory treble damages, but otherwise affirmed.

Insolvency Dispute in Germany: On February 15, 2024, TBC Holding Company LLC (“TBCH”), a wholly-owned subsidiary of Turtle Beach Corporation, was served with a lawsuit that was brought to the German Higher Regional Court in Stade by the insolvency administrator of KJE Europe GmbH, a company registered and existing under the laws of Germany. In his complaint, the insolvency administrator claims that TBCH is liable to reimburse any payments received by the TBCH under a certain settlement agreement with KJE Europe GmbH dated June 30, 2020. TBCH does not believe the claims have merit and intends to defend itself in this proceeding. TBCH will file its statement of defense to the complaint by April 30, 2024.

The Company will continue to vigorously defend itself in the foregoing unresolved matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2023 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in other current liabilities:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Warranty, beginning of period	$618	$856	$1,039
Warranty costs accrued	721	380	674
Settlements of warranty claims	(669)	(618)	(857)
Warranty, end of period	$670	$618	$856

Operating Leases – Right of Use Assets

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	December 31, 2023
		(in thousands)
Right-of-use assets	Other assets	$7,006

Lease liability obligations, current	Other current liabilities	$1,251
Lease liability obligations, noncurrent	Other liabilities	6,481
Total lease liability obligations		$7,732
Weighted-average remaining lease term (in years)		5.8
Weighted-average discount rate		4.3%

During the year ended December 31, 2023, the Company recognized approximately $1.5 million of lease costs in operating expenses and approximately $1.3 million of operating cash flows from operating leases.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of December 31, 2023:

(in thousands)
2024	$1,437
2025	1,451
2026	1,361
2027	1,383
2028	1,201
Thereafter	1,980
Total minimum payments	8,813
Less: Imputed interest	(1,081)
Total	$7,732

Note 12. Selected Quarterly Financial Data – Unaudited

Fiscal 2023	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net Revenue	$51,444	$47,982	$59,158	$99,538
Gross Profit	14,139	11,872	17,689	31,804
Net Income (Loss)	(6,705)	(15,920)	(3,606)	8,552
Earnings (Loss) Per Share
Basic	$(0.40)	$(0.93)	$(0.21)	$0.49
Diluted	$(0.40)	$(0.93)	$(0.21)	$0.47

Fiscal 2022	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net Revenue	$46,662	$41,300	$51,304	$100,900
Gross Profit	14,029	7,882	7,258	20,018
Net Income (Loss)	(6,476)	(17,826)	(12,011)	(23,233)
Earnings (Loss) Per Share
Basic	$(0.40)	$(1.08)	$(0.73)	$(1.40)
Diluted	$(0.40)	$(1.08)	$(0.73)	$(1.40)

Note 13. Subsequent Event

Merger Agreement

On March 13, 2024, Turtle Beach entered into an acquisition agreement (the “PDP Merger Agreement”) pursuant to which we acquired all the issued and outstanding equity of Performance Design Products, LLC (“PDP”), for consideration valued at $118 million, structured as a merger between a subsidiary of Turtle Beach and FSAR Holdings, Inc., the parent of PDP (the “PDP Transaction”). PDP was a privately held gaming accessories leader that designs and distributes video game accessories, including controllers, headsets, power supplies, cases, and other accessories. Consideration for the transaction consisted of issuance of 3.45 million shares of our common stock (the “Stock Consideration”) and approximately $79.9 million in cash, subject to customary post-closing adjustments.

In connection with the PDP Merger Agreement, we simultaneously entered into a Stockholder Agreement with the holders of the Stock Consideration, pursuant to which such equityholders received two demand registration rights and the right to annually designate one candidate for our Board of Directors for so long as such holders continue to hold 10% or more of the outstanding shares of our common stock. Such equityholders also agreed to take certain actions to further support our ongoing operations, including to vote in favor of the Board’s directorship nominees and refrain from engaging in solicitations or proxies in opposition to such nominees.

Term Loan Facility

On March 13, 2024, the Company entered into a new financing agreement (the “Term Loan Financing Agreement”) by and among the Company, Voyetra Turtle Beach, Inc., a Delaware corporation, as borrower (“VTB”), VTB Holdings, Inc., a Delaware corporation, as holdings (“VTBH”), each subsidiary of the Company listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto, and Blue Torch Finance, LLC, a Delaware limited liability company, as administrative agent and collateral agent (“Blue Torch”), pursuant to which

Blue Torch made a loan to VTB in the aggregate amount of $50 million (the “Term Loan Facility”), the proceeds of which were used to (a) fund a portion of the purchase price in the PDP Transaction; (b) repay certain existing indebtedness of PDP, (c) for general corporate purposes; and (d) to pay fees and expenses related to such transactions. The Term Loan Facility will amortize in a monthly amount equal to 0.208333% during the first two years and 0.416667% during the third year and may be prepaid at any time subject to a prepayment premium during the first year of the interest payments payable during the first year plus 3.00%. The Term Loan Facility is secured by substantially all of the assets of the Company and its subsidiaries which are party to the Term Loan Facility.

The Term Loan Facility (a) will mature on March 13, 2027; (b) will bear interest at a rate equal to (i) a base rate plus 7.25% per annum for Reference Rate Loans and Secured Overnight Financing Rate (“SOFR”) plus 8.25% per annum for SOFR Loans if the total net leverage ratio is greater than or equal to 2.25x and (ii) a base rate plus 6.75% per annum for Reference Rate Loans and SOFR plus 7.75% per annum for SOFR Loans if the total net leverage ratio is less than 2.25x; and (c) is subject to certain affirmative, negative and financial covenants, including a minimum liquidity covenant and a quarterly total net leverage ratio covenant.

Amendment to Credit Facility

On March 13, 2024, the Company entered into a Fourth Amendment to the Credit Facility (the “Fourth Amendment”). The Fourth Amendment provides for, among other things: (i) permitting the PDP Transaction; (ii) revising the calculation of the US Borrowing Base to include certain assets of PDP acquired in connection with the PDP Transaction equal to the lesser of (a) the sum of the 50% of the value of eligible US accounts and inventory of PDP, (b) $15,000,000, and (c) 30% of the aggregate Revolver Commitments; (iii) extending the maturity date of the Credit Facility from April 1, 2025 to March 13, 2027; and (iv) updating the interest rate and margin terms such that the loans will bear interest at a rate equal to (i) SOFR, (ii) the US Base Rate, (iii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, and (iv) the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% and 2.50% for Base Rate Loans and 1.75% and 3.50% for Term SOFR Loans, SONIA Rate Loans and EUIBOR Loans.

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

At the conclusion of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of December 31, 2023.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, we concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Report, has also audited the Company’s internal control over financial reporting as of December 31, 2023 as stated in its report which appears following Item 9C of this Annual Report on Form 10-K.

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

Item 9B - Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Turtle Beach Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Turtle Beach Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Turtle Beach Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statement of operations, comprehensive income (loss), stockholders’ equity and cash flows for the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 13, 2024 expressed an unqualified opinion thereon.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ ERNST & YOUNG LLP

New York, New York
March 13, 2024

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) or an amendment to this Report filed within the same time period (the “Amendment”), in either case, set forth under the captions “Election of Directors,” “Management Information,” “Corporate Governance” and, if applicable, “Delinquent Section 16(a) Reports.”

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

Item 11 - Executive Compensation

The information required by this Item is incorporated herein by reference to the information in our 2024 Proxy Statement or the Amendment set forth under the captions “Corporate Governance” and “Executive Compensation.”

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information in our 2024 Proxy Statement or the Amendment set forth under the captions “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information in our 2024 Proxy Statement or the Amendment set forth under the captions “Corporate Governance” and “Executive Compensation.”

Item 14 - Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information in our 2024 Proxy Statement or the Amendment set forth under the caption “Audit and Non-Audit Fees.”

PART IV

Item 15 - Exhibits and Financial Statement Schedules

a.
List of documents filed as part of this Report:

1.
The following Consolidated Financial Statements of the Company:

Report of Independent Registered Public Accounting Firm (ERNST & YOUNG LLP New York, New York, PCAOB #42);

Report of Independent Registered Public Accounting Firm (BDO USA, LLP New York, New York, PCAOB #243)

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2023, 2022 and 2021;

Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2023, 2022 and 2021;

Consolidated Balance Sheets as of December 31, 2023 and 2022;

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 2023, 2022 and 2021;

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2023, 2022 and 2021; and

Notes to the Consolidated Financial Statements.

2.
The following financial schedule and related report for the years 2023, 2022 and 2021:

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

3.2**	Bylaws, as amended, of Turtle Beach Corporation.

3.3

Certificate of Designation of Series A Junior Participating Preferred Stock of Turtle Beach Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2023).

4.1	Form of Turtle Beach Corporation stock certificate (Incorporated by reference to Exhibit 4.1 to the Company's Form 10/A filed with the Securities and Exchange Commission on July 27, 2010).

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

10.3†

Turtle Beach Corporation 2023 Stock-Based Incentive Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on August 7, 2023).

10.4†

Form of Performance Stock Unit Agreement under the Turtle Beach Corporation 2023 Stock-Based Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2023).

10.5†

Form of Restricted Stock Agreement under the Turtle Beach Corporation 2023 Stock-Based Incentive Compensation Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2023).

10.6

Form of Deferred Stock Award Agreement under the Turtle Beach Corporation 2023 Stock-Based Incentive Compensation Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2023).

10.7†

Turtle Beach Corporation Annual Incentive Bonus Plan (Incorporated by reference to Annex F to the Company’s Definitive Proxy Statement on Schedule 14A originally filed with the Securities and Exchange Commission on December 3, 2013).

10.8†

VTB Holdings, Inc. 2011 Phantom Equity Appreciation Plan (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014).

10.9

Separation Letter Agreement and Release, dated as of May 1, 2023, by and between Turtle Beach Corporation and Juergen Stark (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2023).

10.10

Letter Agreement, dated June 20, 2023, by and between Turtle Beach Corporation and Cris Keirn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2023).

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

10.16

Cooperation Agreement, dated May 13, 2022, by and among Turtle Beach Corporation, The Donerail Group LP, and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission May 17, 2022).

10.17

Waiver of Replacement Rights Agreement, dated June 17, 2023, by and among Turtle Beach Corporation, The Donerail Group LP and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission June 23, 2023).

21**	Subsidiaries of the Company.

23.1**	Consent of ERNST & YOUNG LLP.

23.2**	Consent of BDO USA, P.C.

31.1**	Certification of Cris Keirn, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of John T. Hanson, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Cris Keirn, Principal Executive Officer and John Hanson, Principal Financial Officer.

97.1**	Compensation Recoupment Policy of Turtle Beach Corporation.

Extensible Business Reporting Language (XBRL) Exhibits

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. **

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TURTLE BEACH CORPORATION

Date:	March 13, 2024	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 13, 2024	/s/ CRIS KEIRN
Cris Keirn, Interim CEO & SVP Global Sales
(Principal Executive Officer)

Date:	March 13, 2024	/s/ JOHN T. HANSON
John T. Hanson, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	March 13, 2024	/s/ GREGORY BALLARD
Gregory Ballard, Director

Date:	March 13, 2024	/s/ TERRY JIMENEZ
Terry Jimenez, Chairman and Director

Date:	March 13, 2024	/s/ KATHERINE L. SCHERPING
Katherine L. Scherping, Director

Date:	March 13, 2024	/s/ JULIA W. SZE
Julia W. Sze, Director

Date:	March 13, 2024	/s/ MICHELLE WILSON
Michelle Wilson, Director

Date:	March 13, 2024	/s/ ANDREW WOLFE
Andrew Wolfe, Director

Date:	March 13, 2024	/s/ WILLIAM WYATT
William Wyatt, Director

Turtle Beach Corporation

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2023, 2022 and 2021

Description	Balance - Begin	Additions	Deductions / Other	Balance - End
	(in thousands)
Year Ended December 31, 2023:
Allowance for sales returns	$7,817	$16,254	$(15,622)	$8,449
Allowance for cash discounts	29,545	27,673	$(28,630)	28,588
Allowance for doubtful accounts	93	3	$(81)	15
				$37,052
Valuation allowance for deferred tax assets	$19,244	$2,850	$—	$22,094

Year Ended December 31, 2022:
Allowance for sales returns	$8,997	$15,574	$(16,754)	$7,817
Allowance for cash discounts	25,629	29,714	$(25,798)	29,545
Allowance for doubtful accounts	102	(23)	$14	93
				$37,455
Valuation allowance for deferred tax assets	$—	$19,244	$—	$19,244

Year Ended December 31, 2021:
Allowance for sales returns	$11,233	$21,506	$(23,742)	$8,997
Allowance for cash discounts	18,649	15,794	(8,814)	25,629
Allowance for doubtful accounts	15	468	(381)	102
				$34,728