Form 10-Q
period 2024-03-31
Turtle Beach Corp
filed 2024-05-07
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on April 30, 2024 was 21,522,744.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2024	2023
	(in thousands, except per-share data)
Net revenue	$55,848	$51,444
Cost of revenue	38,062	37,305
Gross profit	17,786	14,139
Operating expenses:
Selling and marketing	9,013	9,523
Research and development	3,902	4,101
General and administrative	5,674	7,007
Acquisition-related cost	4,910	—
Total operating expenses	23,499	20,631
Operating loss	(5,713)	(6,492)
Interest expense	150	163
Other non-operating expense, net	370	120
Loss before income tax	(6,233)	(6,775)
Income tax benefit	(6,388)	(70)
Net income (loss)	$155	$(6,705)

Net income (loss) per share
Basic	$0.01	$(0.40)
Diluted	$0.01	$(0.40)
Weighted average number of shares:
Basic	18,321	16,578
Diluted	19,389	16,578

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Net income (loss)	$155	$(6,705)
Other comprehensive income (loss):
Foreign currency translation adjustment	(418)	445
Other comprehensive income (loss)	(418)	445
Comprehensive loss	$(263)	$(6,260)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$17,816	$18,726
Accounts receivable, net	42,908	54,390
Inventories	69,531	44,019
Prepaid expenses and other current assets	10,322	7,720
Total Current Assets	140,577	124,855
Property and equipment, net	5,533	4,824
Goodwill	52,907	10,686
Intangible assets, net	48,704	1,734
Other assets	10,668	7,868
Total Assets	$258,389	$149,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$—	$—
Accounts payable	44,842	26,908
Other current liabilities	31,947	29,424
Total Current Liabilities	76,789	56,332
Debt, non-current	45,954	—
Income tax payable	1,527	1,546
Other liabilities	8,893	7,012
Total Liabilities	133,163	64,890
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 21,167,504 and 17,531,702 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	21	18
Additional paid-in capital	260,594	220,185
Accumulated deficit	(134,122)	(134,277)
Accumulated other comprehensive income (loss)	(1,267)	(849)
Total Stockholders’ Equity	125,226	85,077
Total Liabilities and Stockholders’ Equity	$258,389	$149,967

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$155	$(6,705)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	916	978
Amortization of intangible assets	560	264
Amortization of debt financing costs	70	42
Stock-based compensation	1,105	1,959
Deferred income taxes	(6,716)	(89)
Change in sales returns reserve	(2,410)	(1,178)
Provision for obsolete inventory	794	(561)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	35,918	20,578
Inventories	(3,063)	7,111
Accounts payable	8,065	2,162
Prepaid expenses and other assets	(357)	473
Income taxes payable	2	(271)
Other liabilities	(7,782)	4,226
Net cash provided by operating activities	27,257	28,989
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(731)	(887)
Acquisition of a business, net of cash acquired	(75,494)	—
Net cash used for investing activities	(76,225)	(887)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	80,288	53,892
Repayment of revolving credit facilities	(80,288)	(72,945)
Proceeds of term loan	50,000
Repayment of term loan	(104)
Proceeds from exercise of stock options and warrants	1,257	125
Debt issuance costs	(3,170)	(80)
Net cash provided by (used for) financing activities	47,983	(19,008)
Effect of exchange rate changes on cash and cash equivalents	75	83
Net increase (decrease) in cash and cash equivalents	(910)	9,177
Cash and cash equivalents - beginning of period	18,726	11,396
Cash and cash equivalents - end of period	$17,816	$20,573

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$370	$190
Cash paid (received) for income taxes	$—	$—

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2023	17,532	$18	$220,185	$(134,277)	$(849)	$85,077
Net income	—	—	—	155	—	155
Other comprehensive loss, net of tax	—	—	—	—	(418)	(418)
Issuance of acquisition-related stock	3,450	3	38,047	—	—	38,050
Issuance of restricted stock	12	—	—	—	—	—
Stock options exercised	171	—	1,257	—	—	1,257
Stock-based compensation	—	—	1,105	—	—	1,105
Balance at March 31, 2024	21,165	$21	$260,594	$(134,122)	$(1,267)	$125,226

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2022	16,569	$17	$206,916	$(116,598)	$(1,394)	$88,941
Net loss	—	—	—	(6,705)	—	(6,705)
Other comprehensive income, net of tax	—	—	—	—	445	445
Issuance of restricted stock	14	—	—	—	—	—
Stock options exercised	21	—	124	—	—	124
Stock-based compensation	—	—	1,959	—	—	1,959
Balance at March 31, 2023	16,604	$17	$208,999	$(123,303)	$(949)	$84,764

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Background and Basis of Presentation

Organization

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in White Plains, New York and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing, and marketing innovative products across a range of large addressable markets under the Turtle Beach®, PDP® and ROCCAT® brands. Turtle Beach is a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices. ROCCAT is a gaming keyboards, mice and other accessories brand focused on the PC peripherals market. Acquired in March 2024, Performance Designed Products, LLC (“PDP”) is a gaming accessories leader that designs and distributes video game accessories, including controllers, headsets, power supplies, cases, and other accessories.

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

The December 31, 2023 Condensed Consolidated Balance Sheet has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 13, 2024 (“Annual Report”).

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

Note 3. Acquisitions

On March 13, 2024, the Company acquired all the issued and outstanding equity of Performance Designed Products, LLC (“PDP”, collectively with FSAR, “PDP Group”) for consideration that included cash and common stock. PDP was a privately held gaming accessories leader that designs and distributes video game accessories, including controllers, headsets, power supplies, cases, and other accessories. As a result of the acquisition, the Company will strengthen its leadership position in hardware gaming accessories and expand its product portfolio.

Consideration for the Transaction consisted of the issuance of 3.45 million shares of Company common stock and approximately $78.9 million in cash, subject to customary post-closing adjustments for working capital, closing cash, closing debt and closing third party expenses. On a fully-diluted basis, issued stock represented approximately 16.4% of the total issued and outstanding shares of the Company as of the closing date. The fair value of the 3.45 million common shares issued as part of the consideration was determined on the basis of the closing market price of the Company’s common shares on the acquisition date, or $11.03 per share. As a result, the total preliminary purchase consideration was $116.9 million, partially funded by borrowing on the new term loan facility (see Note 8). Additionally, the Company recognized $4.9 million of acquisition-related costs that were expensed during the three months ended March 31, 2024, and are included as a component of general & administrative expenses in the Condensed Consolidated Statement of Operations.

The following table summarizes preliminary allocation of the consideration transferred to the assets acquired and liabilities assumed at the acquisition date:

(In thousands)	Amount
Cash	3,362
Accounts Receivable	22,026
Inventory	23,243
Prepaid and Other Current Assets	2,244
Property, Plant & Equipment	1,161
Other Assets	3,056
Intangible Assets	47,649
Accounts Payable	(10,135)
Accrued Liabilities	(9,031)
Lease Payable	(1,890)
Deferred Tax Liability	(6,996)
Total identifiable net assets	74,689
Goodwill	42,221
Total consideration paid	$116,910

The fair values assigned to PDP’s assets and liabilities are provisional and were determined based on preliminary estimates and assumptions that management believes are reasonable. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information is available, but no later than one year from the acquisition date.

The goodwill from the acquisition, which is fully deductible for tax purposes, consists largely of synergies and economies of scale expected from adding the operations of PDP's and the Company’s existing business and supply channels.

The preliminary fair value of PDP’s identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all expected future cash flows either through the use of the multi-period excess earnings method or the relief-from-royalty method. Such forecasts are based on inputs that are unobservable and significant to the overall fair value measurement, and as such, are classified as Level 3 inputs (see Note 4). Some of the more significant assumptions inherent in the development of intangible asset values include: the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, the assessment of the intangible asset’s life cycle, as well as other factors. The following table summarizes the preliminary allocation of purchase consideration to identifiable intangible assets:

(In thousands)	Life	Amount
Tradenames	7 Years	$15,159
Customer relationships	6 Years	2,067
Developed technology	6 Years	30,423
Total		$47,649

PDP's net revenue included in the Company’s consolidated results was $5.9 million for the three months ended March 31, 2024. PDP’s net income included in the Company’s consolidated results for the same period was not material.

Pro Forma Financial Information (Unaudited)

The following table reflects the unaudited pro forma operating results of the Company for the three months ended March 31, 2024 and 2023, which give effect to the acquisition of PDP as if it had occurred on January 1, 2023.

	Three Months Ended
	March 31,	March 31,
	2024	2023
	(in thousands)
Net revenue	$77,832	$69,993
Net income (loss)	$(2,516)	$(20,814)

The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2023, nor are they intended to be indicative of results that may occur in the future.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of March 31, 2024 and December 31, 2023, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted. The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$17,816	$17,816	$18,726	$18,726
Term Loan	$49,896	$49,896	$—	$—
Revolving credit facility	$—	$—	$—	$—

Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying value of the Credit Facility and Term Loan Due 2027 equals fair value as the stated interest rate approximates market rates currently available to the Company. The carrying value of the Credit Facility approximates fair value, due to the variable rate nature of the debt, as of March 31, 2024 and December 31, 2023.

Note 5. Allowance for Sales Returns

The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Balance, beginning of period	$8,449	$7,817
Reserve accrual	2,741	3,594
Recoveries and deductions, net	(5,151)	(4,772)
Balance, end of period	$6,039	$6,639

Note 6. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Finished goods	$66,328	$43,579
Raw materials	3,203	440
Total inventories	$69,531	$44,019

Property and Equipment, net

Property and equipment, net, consists of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Machinery and equipment	$2,553	$2,597
Software and software development	2,437	2,438
Furniture and fixtures	1,684	1,700
Tooling	12,793	11,250
Leasehold improvements	2,008	1,988
Demonstration units and convention booths	15,765	15,767
Total property and equipment, gross	37,240	35,740
Less: accumulated depreciation and amortization	(31,707)	(30,916)
Total property and equipment, net	$5,533	$4,824

Other Current Liabilities

Other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Accrued employee expenses	$5,226	$3,944
Accrued royalty	4,490	5,275
Accrued tax-related payables	3,529	5,206
Accrued freight	2,472	2,917
Accrued marketing	1,187	3,335
Accrued expenses	15,043	8,747
Total other current liabilities	$31,947	$29,424

Note 7. Goodwill and Other Intangible Assets

Acquired Intangible Assets

Acquired identifiable intangible assets, and related accumulated amortization, as of March 31, 2024 and December 31, 2023 consisted of:

	March 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$10,152	$7,336	$2,816
Tradenames	18,225	2,812	15,413
Developed technology	32,307	1,853	30,454
Foreign currency	(1,121)	(1,142)	21
Total Intangible Assets (1)	$59,563	$10,859	$48,704

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,085	$7,214	$871
Tradenames	3,066	2,607	459
Developed technology	1,884	1,613	271
Foreign currency	(1,159)	(1,292)	133
Total Intangible Assets (1)	$11,876	$10,142	$1,734

(1) The accumulated amortization includes $1.9 million of accumulated impairment charges as of March 31, 2024 and December 31, 2023.

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

In March 2024, the Company completed its acquisition of the business and assets of PDP. The acquired intangible assets relating to developed technology, customer relationships, and trade name are subject to amortization. Refer to Note 3, “Acquisitions” for additional information related to PDP’s identifiable intangible assets.

Amortization expense related to definite lived intangible assets of $0.6 million was recognized for the three months ended March 31, 2024, respectively, and $0.3 million was recognized for the three months ended March 31, 2023.

As of March 31, 2024, estimated annual amortization expense related to definite lived intangible assets in future periods was as follows:

(in thousands)
2024	$6,440
2025	8,006
2026	7,751
2027	7,581
Thereafter	18,905
Total	$48,683

Changes in the carrying values of goodwill for the three months ended March 31, 2024 from the balance as of December 31, 2023.

(in thousands)
Balance as of January 1, 2024	$10,686
PDP acquisition	42,221
Balance as of March 31, 2024	$52,907

Note 8. Revolving Credit Facility and Long-Term Debt

	March 31, 2024	December 31, 2023
	(in thousands)
Revolving credit facility, maturing March 2027	$—	$—
Term loan Due 2027	$49,896	$—

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $0.4 million for the three months ended March 31, 2024 and $0.2 million for the three months ended March 31, 2023.

Amortization of deferred financing costs was $0.1 million for the three months ended March 31, 2024 and $42 thousand for the three months ended March 31, 2023.

Revolving Credit Facility

On March 5, 2018, Turtle Beach and certain of its subsidiaries entered into an amended and restated loan, guaranty and security agreement (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”), as administrative agent, collateral agent and security trustee for Lenders (as defined therein), which replaced the then existing asset-based revolving loan agreement. The Credit Facility was amended on each of December 17, 2018, May 31, 2019, and March 10, 2023. The Credit Facility, as amended, expires on March 13, 2027 and provides for a line of credit of up to $50 million inclusive of a sub-facility limit of $10 million for TB Europe, a wholly-owned subsidiary of Turtle Beach.

On March 13, 2024, the Company entered into a Fourth Amendment, dated as of March 13, 2024 (the “Fourth Amendment”), by and among the Company, VTB, TBC Holding Company LLC, TB Europe, VTBH, the financial institutions party thereto from time to time and Bank of America, as administrative agent, collateral agent and security trustee for the lenders.

The Fourth Amendment provided for, among other things: (i) the acquisition of PDP; (ii) revised the calculation of the U.S. Borrowing Base to include certain acquired assets of PDP equal to the lesser of (a) the sum of the Project Tide Accounts Formula Amount and the Project Tide Inventory Formula Amount (each as defined in the Fourth Amendment), (b) $15,000,000, and (c) 30% of the aggregate Revolver Commitments; (iii) extending the maturity date of the Credit Facility from April 1, 2025 to March 13, 2027; and (iv) updated the interest rate and margin terms such that the loans will bear interest at a rate equal to (1) SOFR, (2) the U.S. Base Rate, (3) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, and (4) the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% and 2.50% for Base Rate Loans and 1.75% and 3.50% for Term SOFR Loans, SONIA Rate Loans and EUIBOR Loans.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, (iii) and the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.75% to 3.50% for U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50% and letter of credit fees and agent fees. As of March 31, 2024, interest rates for outstanding borrowings were 9.00% for base rate loans and 8.90% for LIBOR rate loans, which reference interest rates were still in effect prior to the Libor Transition Amendments.

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

As of March 31, 2024, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $43.8 million.

Term Loan

On March 13, 2024, Turtle Beach and certain of its subsidiaries entered into a new financing agreement with Blue Torch Finance, LLC, (“Blue Torch”), pursuant to which Blue Torch for an aggregate amount of $50 million (the “Term Loan Facility”), the proceeds of which were used to (i) fund a portion of the PDP acquisition purchase price; (ii) repay certain existing indebtedness of the acquired business; (iii) to pay fees and expenses related to such transactions and (iv) for general corporate purposes. The Term Loan Facility will amortize in a monthly amount equal to 0.208333% during the first two years and 0.416667% during the third year and may be prepaid at any time subject to a prepayment premium during the first year of the interest payments payable during the first year plus 3.00%. The Term Loan Facility is secured by substantially all of the assets of the Company and its subsidiaries which are party to the Term Loan Facility.

The Term Loan Facility (a) matures on March 13, 2027; (b) bears interest at a rate equal to (i) a base rate plus 7.25% per annum for Reference Rate Loans and Secured Overnight Financing Rate (“SOFR”) plus 8.25% per annum for SOFR Loans if the total net leverage ratio is greater than or equal to 2.25x and (ii) a base rate plus 6.75% per annum for Reference Rate Loans and SOFR plus 7.75% per annum for SOFR Loans if the total net leverage ratio is less than 2.25x; and (c) is subject to certain affirmative, negative and financial covenants, including a minimum liquidity covenant and a quarterly total net leverage ratio covenant.

As of March 31, 2024, the Company was in compliance with all financial covenants under the Term Loan.

Note 9. Income Taxes

Generally, in order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions. However, to the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year in a jurisdiction, the Company determines the provision for income taxes based on actual year-to-date income (loss) which it has done for certain jurisdictions for the quarter ended March 31, 2024. Certain significant or unusual items are separately recognized as discrete items in the period during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

The following table presents the Company’s income tax expense and effective income tax rate:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Income tax benefit	$(6,388)	$(70)
Effective income tax rate	102.5%	1.0%

The effective tax rate for the three months ended March 31, 2024 was primarily impacted by the change in U.S. valuation allowance related to the acquisition of PDP, foreign taxes, state tax and interest on uncertain tax positions.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of March 31, 2024, the Company had uncertain tax positions of $2.8 million, inclusive of $0.6 million of interest and penalties.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred taxes will not be realized. The Company considers all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. Due to the significant 2022 pre-tax loss, coupled with cumulative book losses projected in early future years, the Company recorded a valuation allowance on its net U.S. deferred tax assets as of December 31, 2022. While the Company continues to maintain this valuation allowance for the three months ended March 31, 2024, it did release $6.7 million of valuation allowance for PDP acquired net deferred tax liabilities.

The Company is subject to income taxes domestically and in various foreign jurisdictions. The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2019 through 2021, and the state tax years open under the statute of limitations are 2019 through 2022.

Note 10. Stock-Based Compensation

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Cost of revenue	$131	$175
Selling and marketing	487	490
Research and development	224	356
General and administrative	263	938
Total stock-based compensation	$1,105	$1,959

The following table presents the stock activity and the total number of shares available for grant as of March 31, 2024:

(in thousands)
Balance at December 31, 2023	1,059
Restricted Stock Granted	(2)
Restricted Stock Forfeited	14
Balance at March 31, 2024	1,071

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2023	1,041,452	$9.10	4.22	$3,137,285
Options Granted	-	-
Options Exercised	(170,919)	7.81
Options Forfeited	(824)	60.87
Outstanding at March 31, 2024	869,709	$9.30	4.45	$7,234,873
Vested and expected to vest at March 31, 2024	871,245	$9.53	4.45	$7,234,613
Exercisable at March 31, 2024	848,910	$9.50	4.41	$7,077,588

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

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $1.2 million for the three months ended March 31, 2024.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. There were no new options granted during the three months ended March 31, 2024. The total estimated fair value of employee options vested during the three months ended March 31, 2024 was $1.1 million. As of March 31, 2024, total unrecognized compensation cost related to non-vested stock options granted to employees was $0.1 million, which is expected to be recognized over a remaining weighted average vesting period of 0.3 years.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2023	764,942	$14.76
Granted	1,850	12.12
Vested	(12,066)	21.24
Shares forfeited	(13,935)	9.10
Nonvested restricted stock at March 31, 2024	740,791	$14.75

As of March 31, 2024, total unrecognized compensation costs related to the nonvested restricted stock awards was $7.0 million, which will be recognized over a remaining weighted average vesting period of 3.4 years.

Performance-Based Restricted Share Units

As of March 31, 2024, the Company had 162,672 performance-based restricted share units outstanding. The vesting of performance-based restricted share units is determined over a three-year period based on (i) the amount by which revenue growth exceeds a defined baseline market growth each year and (ii) the achievement of specified tiers of adjusted EBITDA as a percentage of net revenue each year, with the ability to earn and vest into such units ranging from 0% to 200%. As of March 31, 2024, achievement of the performance conditions associated with the 2023, 2022 and 2021 performance shares was deemed not probable.

Note 11. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands, except per-share data)
Net income (loss)	$155	$(6,705)

Weighted average common shares outstanding — Basic	18,321	16,578
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	224	—
Dilutive effect of stock options	294	—
Dilutive effect of warrants	550	—
Weighted average common shares outstanding — Diluted	19,389	16,578
Net income (loss) per share:
Basic	$0.01	$(0.40)
Diluted	$0.01	$(0.40)

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

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Stock options	69	1,557
Unvested restricted stock awards	279	863
Warrants	—	550
Total	348	2,970

Note 12. Segment Information

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
North America	$42,159	$40,712
Europe and Middle East	10,961	9,726
Asia Pacific	2,728	1,006
Total net revenues	$55,848	$51,444

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

Employment Litigation: On April 20, 2017, a former employee filed an action in the Superior Court for the County of San Diego, State of California. The complaint alleges claims including wrongful termination, retaliation and various other provisions of the California Labor Code. The complaint seeks unspecified economic and non-economic losses, as well as allegedly unpaid wages, unreimbursed business expenses statutory penalties, interest, punitive damages and attorneys’ fees. The Company filed a cross-complaint against the former employee on May 25, 2017 for certain activities related to his employment with the Company. The matter was tried between September 24 and October 7, 2021. On October 8, 2021 a jury rendered a unanimous verdict in favor of the Company on the employment claims. The Court granted a directed verdict to the Company on its cross-complaint against the former employee. Judgment was entered in favor of the Company on October 27, 2021. On December 20, 2021, the former employee filed a notice of appeal of the judgment. On November 14, 2023, the court of appeal issued its opinion affirming the judgment in favor of the Company. On the Company’s cross-complaint, the court of appeal directed the Company to elect either punitive or statutory treble damages, but otherwise affirmed. On March 8, 2024, the Superior Court entered an amended judgment in favor of the Company and awarding the Company monetary damages, injunctive relief, attorneys’ fees and costs.

Insolvency Dispute in Germany: On February 15, 2024, TBC Holding Company LLC (“TBCH”), a wholly-owned subsidiary of Turtle Beach Corporation, was served with a lawsuit that was brought to the German Higher Regional Court in Stade by the insolvency administrator of KJE Europe GmbH, a company registered and existing under the laws of Germany. In his complaint, the insolvency administrator claims that TBCH is liable to reimburse any payments received by the TBCH under a certain settlement agreement with KJE Europe GmbH dated June 30, 2020. TBCH will file its statement of defense to the complaint on April 30, 2024. TBCH does not believe the claims have merit and intends to defend itself in this proceeding.

The Company will continue to vigorously defend itself in the foregoing unresolved matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at March 31, 2024 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranty reserve, which are included in accrued liabilities:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Warranty, beginning of period	$670	$618
Warranty costs accrued	220	185
Settlements of warranty claims	(203)	(187)
Warranty, end of period	$687	$616

Operating Leases - Right of Use Assets

The Company determines whether an arrangement is a lease at inception. The Company leases office spaces that provide for future minimum rental lease payments under non-cancelable operating leases that have remaining lease terms of one year to nine years, and do not contain any material residual value guarantees or material restrictive covenants.

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	March 31, 2024
		(in thousands)
Right-of-use assets	Other assets	$9,429

Lease liability obligations, current	Other current liabilities	$2,029
Lease liability obligations, noncurrent	Other liabilities	8,090
Total lease liability obligations		$10,119
Weighted-average remaining lease term (in years)		4.8
Weighted-average discount rate		8.5%

During the three months ended March 31, 2024, the Company recognized approximately $0.4 million of lease costs in operating expenses and approximately $0.3 million of operating cash flows from operating leases.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of March 31, 2024, are as follows:

(in thousands)
2024	$1,759
2025	2,363
2026	2,314
2027	2,285
2028	1,282
Thereafter	2,005
Total minimum payments	12,008
Less: Imputed interest	(1,889)
Total	$10,119

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2024 (the "Annual Report.")

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

Business Overview

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in White Plains, New York, and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing, and marketing innovative products across a range of large addressable markets under the Turtle Beach®, PDP® and ROCCAT® brands. The Turtle Beach® brand is a market share leader in console gaming headsets with a vast portfolio of headsets designed to be compatible with the latest Xbox, PlayStation, and Nintendo consoles, as well as for personal computers (PCs) and mobile/tablet devices. Turtle Beach Corporation’s PC product portfolio includes headsets, gaming keyboards, mice and other gaming accessories focused on the PC gaming platform. Recently, Turtle Beach expanded its brand beyond gaming headsets and began making game controllers, gaming flight simulation and racing simulation accessories. Acquired in March 2024, PDP is a gaming accessories leader that designs and distributes video game accessories, including controllers, headsets, power supplies, cases, and other accessories

Business Trends

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

The global market for console gaming headsets, in which Turtle Beach has been the market leader for the past 14 years, is estimated to be approximately $1.4 billion. PlayStation and Xbox consoles continue to be the dominant gaming platforms in North America and Europe for games that drive headset usage. Consistent with a historical pattern of major new console launches every 7-8 years, Microsoft and Sony launched their latest consoles, Xbox Series X|S and PlayStation 5, ahead of the 2020 holiday season.

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

Gamepad/Controllers Market

The market for gamepad controllers is estimated to be approximately $0.5 billion, and shares the same retail footprint and consumer base that Turtle Beach gaming headsets compete in. Controllers now come in various ergonomic shapes, sizes, and colors. Gamers can even further customize their controllers with unique thumbsticks and better grips/textures, weights, and more. Game controllers also range in price from ~$40 to $300+ for ultra premium options, with premium controllers featuring improved materials, cooling, swappable parts and more. Turtle Beach entered the controllers market in 2021 with the introduction of its wired Recon™ Controller for Xbox and PC. Turtle Beach then launched the lower-cost wired REACT-R™ Controller in 2022, as well as introduced the mobile focused Recon™ Cloud and Atom™ controllers. In 2023, Turtle Beach launched its first wireless controller for Xbox and PC, the premium Stealth™ Ultra controller. Turtle Beach’s controllers not only provide the same responsive, quality controls as first party controllers, but also offer Turtle Beach’s signature gaming audio experience when gamers connect a wired headset to the controller

Gaming Simulation Accessories Market

The market for gaming simulation accessories is estimated to be approximately $1.2 billion. Flight and racing simulation gaming are more popular on higher-end PCs able to deliver the most realistic visuals. However, jumps in visual quality made possible in the latest consoles/games have made flight simulation gaming on Xbox more accessible. In 2020, Microsoft redefined the graphics flight sim gamers can expect while playing with the launch of the latest generation of its Flight Sim games and, in subsequent years, Microsoft expanded the game to Xbox Series X|S1, Xbox One, lower-end gaming PCs, and mobile via Xbox Cloud.

Long-running popular flight sim games like Flight Simulator 2024, X-Plane, and others allow pilots to learn to fly and pilot various aircraft through picture-perfect skies and scenery, with typical flight sim accessories including yokes and pedals, combat flightsticks, and HOTAS (Hands-On Throttle And Stick) controllers. The flight sim market is niche, but is supported by a dedicated, older fanbase willing to spend more on accessories to create the ultimate flight simulation setups, with a variety of expert pilots and creators showcasing their latest content on YouTube and other mediums. Turtle Beach launched the original VelocityOne Flight universal control system in 2021, followed by the VelocityOne™ Rudder and VelocityOne™ Stand in 2022, the VelocityOne™ Flightstick in 2023, and the VelocityOne™ Flightdeck HOTAS controller in 2024.

Racing simulation gaming follows a similar trajectory as flight simulation gaming. The audience of racing sim gamers is also niche, dedicated, slightly older and willing to spend more on creating high-end racing simulation setups predominantly on PC, but also on consoles. There are also a variety of long-running, successful racing game franchises including Forza, Assetto Corsa, and more that allow drivers to get behind the wheel and experience the rush of racing. Typical racing simulation accessories include wheel and pedal setups, swappable steering wheels, shifters, handbrakes and more, ranging in price from a few hundred dollars to thousands of dollars for the most involved simulators. Racing simulation fans also regularly create content and share with the community. Turtle Beach introduced its first VelocityOne™ Race racing simulation wheel and pedals setup in 2024, with additional racing sim accessory launches planned for the future

Supply Chain and Operations

We have a global network of suppliers that manufacture products to meet the quality standards sought by our customers and our cost objectives. We have worked closely with component, manufacturing, and global logistic partners to build a supply chain that we consider dependable, scalable, and efficient to provide high-quality, reliable products employing leading cost management practices. The use of outsourced manufacturing facilities is designed to take advantage of specific expertise and allow for flexibility and scalability to respond to both seasonality and changing demands for our products. While semiconductor availability and freight costs significantly improved in 2023 compared to 2022, we continue to closely monitor component availability and freight cost including global supply chain threats within the post-pandemic business environment.

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Net revenue	$55,848	$51,444
Cost of revenue	38,062	37,305
Gross profit	17,786	14,139
Operating expenses	23,499	20,631
Operating loss	(5,713)	(6,492)
Interest expense	150	163
Other non-operating expense, net	370	120
Loss before income tax	(6,233)	(6,775)
Income tax benefit	(6,388)	(70)
Net income (loss)	$155	$(6,705)

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Net Revenue	$55,848	$51,444
Gross Profit	$17,786	$14,139
Gross Margin	31.8%	27.5%

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

Net revenue for the three months ended March 31, 2024 was $55.8 million, a $4.4 million increase from $51.4 million driven by the revenue from the PDP acquisition, partially offset by slightly lower console headset revenue.

For the three months ended March 31, 2024, gross margin increased to 31.8% from 27.5% in the comparable prior year period driven by lower freight costs, favorable product mix as well as less promotional spend.

Operating Expenses

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Selling and marketing	$9,013	$9,523
Research and development	3,902	4,101
General and administrative	5,674	7,007
Subtotal operating expenses	18,589	20,631
Acquisition-related cost	4,910	—
Total operating expenses	$23,499	$20,631

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2024 totaled $9.0 million, compared to $9.5 million for the three months ended March 31, 2023 due to lower revenue-based expenses, reduction of marketing investments to align with strategic priorities.

Research and Development

Research and development costs for the three months ended March 31, 2024 was $3.9 million compared to $4.1 million for the three months ended March 31, 2023, which reflects certain expense management, including lower headcount and costs associated with our product portfolio plans.

General and Administrative

General and administrative expenses for the three months ended March 31, 2024 totaled $5.7 million compared to $7.0 million for the three months ended March 31, 2023. Excluding certain restructuring and non-recurring activism related costs, but inclusive of incremental costs from PDP operations, expenses decreased $0.8 million primarily due to lower non-cash employees compensation and professional fees.

Acquisition-related cost

Acquisition-related costs included costs incurred in connection with acquisitions including professional fees such as legal and accounting along with other certain integration related costs of the acquisition.

Income Taxes

Income tax benefit for the three months ended March 31, 2024 was ($6.4) million at an effective tax rate of 102.5% compared to income tax benefit for the three months ended March 31, 2023 of ($0.1) million at an effective tax rate of 1.0%. The effective tax rate for the three months ended March 31, 2024 was primarily impacted the by reversal of a portion of the Company’s deferred tax asset valuation allowance.

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

Adjusted EBITDA (and a reconciliation to Net income (loss), the nearest GAAP financial measure) for the three months ended March 31, 2024 and March 31, 2023, are as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Net income (loss)	$155	$(6,705)
Interest expense (income)	150	163
Depreciation and amortization	1,476	1,242
Stock-based compensation	1,105	1,959
Income tax benefit (1)	(6,388)	(70)
Restructuring expense (2)	41	—
Business transaction expense (3)	4,910	—
Proxy contest and other (4)	—	569
Adjusted EBITDA	$1,449	$(2,842)

(1)
An income tax benefit of $7.0 million was recorded in the three months ended March 31, 2024 as a result of the reversal of a portion of the Company’s deferred tax asset valuation allowance.
(2)
Restructuring charges are expenses that are paid in connection with reorganization of our operations. These costs primarily include severance and related benefits.
(3)
Business transaction expense includes one-time costs we incurred in connection with acquisitions including professional fees such as legal and accounting along with other certain integration related costs of the acquisition.
(4)
Proxy contest and other primarily includes one-time legal and other professional fees associated with proxy challenges presented by certain shareholder activists.

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

Adjusted EBITDA for the three months ended March 31, 2024 was $1.4 million, compared to $(2.8) million for the prior year, due to higher revenue and improved margins that were positively impacted by less promotional activity, lower freight costs and operating expense control actions.

Liquidity and Capital Resources

Our primary sources of working capital are cash flow from operations and availability of capital under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Cash and cash equivalents at beginning of period	$18,726	$11,396
Net cash provided by operating activities	27,257	28,989
Net cash used for investing activities	(76,225)	(887)
Net cash provided by (used for) financing activities	47,983	(19,008)
Effect of foreign exchange on cash	75	83
Cash and cash equivalents at end of period	$17,816	$20,573

Operating activities

Cash provided by operating activities for the three months ended March 31, 2024 was $27.3 million, a decrease of $1.7 million as compared to $29.0 million for the three months ended March 31, 2023. The decrease is primarily the result of certain acquisition-related business costs.

Investing activities

Cash used for investing activities was $76.2 million for the three months ended March 31, 2024, which was primarily related to the acquisition of the Performance Designed Products business, compared to $0.9 million for the three months ended March 31, 2023 related to certain capital investments.

Financing activities

Net cash provided by financing activities was $48.0 million during the three months ended March 31, 2024 compared to net cash used for financing activities of $19.0 million during the three months ended March 31, 2023. Financing activities during the three months ended March 31, 2024 consisted primarily of the $50 million term loan and $1.3 million of stock option exercise proceeds, partially offset by $3.2 million of debt issuance costs.

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

Foreign cash balances at March 31, 2024 and December 31, 2023 were $4.2 million and $8.0 million, respectively.

Revolving Credit Facility

On March 5, 2018, Turtle Beach and certain of its subsidiaries entered into an amended and restated loan, guaranty and security agreement (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”), as administrative agent, collateral agent and security trustee for Lenders (as defined therein), which replaced the then existing asset-based revolving loan agreement. The Credit Facility was amended on each of December 17, 2018, May 31, 2019, and March 10, 2023. The Credit Facility, as amended, expires on March 13, 2027 and provides for a line of credit of up to $50 million inclusive of a sub-facility limit of $10 million for TB Europe, a wholly-owned subsidiary of Turtle Beach.

On March 13, 2024, the Company entered into a Fourth Amendment, dated as of March 13, 2024 (the “Fourth Amendment”), by and among the Company, VTB, TBC Holding Company LLC, TB Europe, VTBH, the financial institutions party thereto from time to time and Bank of America, as administrative agent, collateral agent and security trustee for the lenders.

The Fourth Amendment provided for, among other things: (i) the acquisition of PDP; (ii) revised the calculation of the U.S. Borrowing Base to include certain acquired assets of PDP equal to the lesser of (a) the sum of the Project Tide Accounts Formula Amount and the Project Tide Inventory Formula Amount (each as defined in the Fourth Amendment), (b) $15,000,000, and (c) 30% of the aggregate Revolver Commitments; (iii) extending the maturity date of the Credit Facility from April 1, 2025 to March 13, 2027; and (iv) updated the interest rate and margin terms such that the loans will bear interest at a rate equal to (1) SOFR, (2) the U.S. Base Rate, (3) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, and (4) the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% and 2.50% for Base Rate Loans and 1.75% and 3.50% for Term SOFR Loans, SONIA Rate Loans and EUIBOR Loans.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, (iii) and the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.75% to 3.50% for U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50% and letter of credit fees and agent fees. As of March 31, 2024, interest rates for outstanding borrowings were 9.00% for base rate loans and 8.90% for LIBOR rate loans, which reference interest rates were still in effect prior to the Libor Transition Amendments.

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

As of March 31, 2024, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $43.8 million.

Term Loan

On March 13, 2024, Turtle Beach and certain of its subsidiaries entered into a new financing agreement with Blue Torch Finance, LLC, (“Blue Torch”), pursuant to which Blue Torch for an aggregate amount of $50 million (the “Term Loan Facility”), the proceeds of which were used to (i) fund a portion of the PDP acquisition purchase price; (ii) repay certain existing indebtedness of the acquired business; (iii) to pay fees and expenses related to such transactions and (iv) for general corporate purposes. The Term Loan Facility will amortize in a monthly amount equal to 0.208333% during the first two years and 0.416667% during the third year and may be prepaid at any time subject to a prepayment premium during the first year of the interest payments payable during the first year plus 3.00%. The Term Loan Facility is secured by substantially all of the assets of the Company and its subsidiaries which are party to the Term Loan Facility.

The Term Loan Facility (a) matures on March 13, 2027; (b) bears interest at a rate equal to (i) a base rate plus 7.25% per annum for Reference Rate Loans and Secured Overnight Financing Rate (“SOFR”) plus 8.25% per annum for SOFR Loans if the total net leverage ratio is greater than or equal to 2.25x and (ii) a base rate plus 6.75% per annum for Reference Rate Loans and SOFR plus 7.75% per annum for SOFR Loans if the total net leverage ratio is less than 2.25x; and (c) is subject to certain affirmative, negative and financial covenants, including a minimum liquidity covenant and a quarterly total net leverage ratio covenant.

As of March 31, 2024, the Company was in compliance with all financial covenants under the Term Loan.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of March 31, 2024 and December 31, 2023, we did not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of March 31, 2024 and December 31, 2023, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

We continue to experience the on-going impacts of a higher interest rate environment, as compared to prior years, which resulted in higher cost of goods, selling expenses, and general and administrative expenses. Such increases have had and may continue to have a negative impact on the Company’s profit margins if selling prices of products do not increase with the increased costs.

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

Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of PDP from its evaluation of the effectiveness of the Company's disclosure controls and procedures. The Company acquired PDP on March 13, 2024. PDP’s net sales included in our consolidated results for the quarter ended March 31, 2024 were approximately $5.9 million. At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Principal Executive Officer (or PEO) and our Principal Financial Officer (or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that, as reported above, on March 13, 2024, the Company acquired PDP. As a result, the Company is currently integrating PDP’s operations into its overall system of internal control over financial reporting and, if necessary, will make appropriate changes as it integrates PDP into the Company's overall internal control over financial reporting process.

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

Item 1A - Risk Factors

Information regarding risk factors appears in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 9, 2019, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. On April 1, 2021, the Board of Directors approved an extension and expansion of this stock repurchase program up to $25.0 million of its common shares, expiring April 9, 2023. On March 3, 2023, the Company’s Board of Directors approved a two-year extension of this stock repurchase plan. On April 9, 2024, the Board of Directors approved an additional expansion of this stock repurchase program to up to $55 million of the Company’s common shares.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
January 1-31, 2024	—	$—	—	—
February 1-29, 2024	—	$—	—	—
March 1-31, 2024	—	$—	—	$16,619,836
Total	—	$—	—

Item 5 - Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3.1	Articles of Incorporation of Turtle Beach Corporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2018).

3.2

Amended and Restated Bylaws of Turtle Beach Corporation, amended and restated as of April 22, 2024 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K on April 23, 2024).

10.1

Merger Agreement, dated as of March 13, 2024, by and among Tide Acquisition Sub, Inc., Tide Acquisition Sub II, LLC, Turtle Beach Corporation and PDP Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 18, 2024).

10.2

Stockholder Agreement, made and entered into as of March 13, 2024, by and among Turtle Beach Corporation and PDP Holdings, LLC (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 18, 2024).

10.3

Financing Agreement, dated as of March 13, 2024, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., VTB Holdings, Inc., each subsidiary of Turtle Beach Corporation listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, Blue Torch Finance, LLC, as collateral agent for the Secured Parties, and Blue Torch, as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 18, 2024).

10.4

Fourth Amendment to Amended and Restated Loan, Guaranty and Security Agreement, dated as of March 13, 2024, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., TBC Holding Company LLC, Turtle Beach Europe Limited, VTB Holdings, Inc., the financial institutions party thereto and Bank of America, N.A., as administrative agent, collateral agent and security trustee for the lenders (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on March 18, 2024).

10.5

Employment Agreement, dated as of March 13, 2024, by and between Turtle Beach Corporation and Cristopher Keirn ((Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on March 18, 2024).

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

TURTLE BEACH CORPORATION

Date:	May 7, 2024	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)