Form 10-Q
period 2024-06-30
Turtle Beach Corp
filed 2024-08-08
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on July 31, 2024 was 20,754,274.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
	(in thousands, except per-share data)
Net revenue	$76,478	$47,982	$132,326	$99,426
Cost of revenue	53,402	36,110	91,464	73,415
Gross profit	23,076	11,872	40,862	26,011
Operating expenses:
Selling and marketing	13,741	10,351	22,754	19,874
Research and development	4,589	4,189	8,491	8,290
General and administrative	7,463	13,125	13,137	20,132
Acquisition-related cost	1,394	—	6,304	—
Total operating expenses	27,187	27,665	50,686	48,296
Operating loss	(4,111)	(15,793)	(9,824)	(22,285)
Interest expense (income)	2,220	(17)	2,370	146
Other non-operating expense, net	352	198	722	318
Loss before income tax	(6,683)	(15,974)	(12,916)	(22,749)
Income tax expense (benefit)	841	(54)	(5,547)	(124)
Net loss	$(7,524)	$(15,920)	$(7,369)	$(22,625)

Net loss per share
Basic	$(0.35)	$(0.93)	$(0.37)	$(1.34)
Diluted	$(0.35)	$(0.93)	$(0.37)	$(1.34)
Weighted average number of shares:
Basic	21,252	17,156	19,795	16,869
Diluted	21,252	17,156	19,795	16,869

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Net loss	$(7,524)	$(15,920)	$(7,369)	$(22,625)
Other comprehensive income (loss):
Foreign currency translation adjustment	236	(35)	(182)	410
Other comprehensive income (loss)	236	(35)	(182)	410
Comprehensive loss	$(7,288)	$(15,955)	$(7,551)	$(22,215)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$12,462	$18,726
Accounts receivable, net	46,474	54,390
Inventories	73,347	44,019
Prepaid expenses and other current assets	11,380	7,720
Total Current Assets	143,663	124,855
Property and equipment, net	6,295	4,824
Goodwill	56,762	10,686
Intangible assets, net	46,683	1,734
Other assets	10,985	7,868
Total Assets	$264,388	$149,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$24,029	$—
Accounts payable	48,380	26,908
Other current liabilities	30,827	29,424
Total Current Liabilities	103,236	56,332
Debt, non-current	45,772	—
Income tax payable	1,508	1,546
Other liabilities	8,611	7,012
Total Liabilities	159,127	64,890
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 20,753,358 and 17,531,702 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	21	18
Additional paid-in capital	247,917	220,185
Accumulated deficit	(141,646)	(134,277)
Accumulated other comprehensive income (loss)	(1,031)	(849)
Total Stockholders’ Equity	105,261	85,077
Total Liabilities and Stockholders’ Equity	$264,388	$149,967

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,369)	$(22,625)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,084	1,948
Costs recognized on sale of acquired inventory	1,251	—
Amortization of intangible assets	2,698	513
Amortization of debt financing costs	348	75
Stock-based compensation	1,951	6,929
Deferred income taxes	(6,339)	(209)
Change in sales returns reserve	(3,209)	(2,419)
Provision for obsolete inventory	2,081	(1,098)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	32,616	32,685
Inventories	(11,238)	5,457
Accounts payable	11,281	7,452
Prepaid expenses and other assets	(1,300)	691
Income taxes payable	192	(261)
Other liabilities	(10,434)	(4,928)
Net cash provided by operating activities	14,613	24,210
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,967)	(1,252)
Acquisition of a business, net of cash acquired	(77,294)	—
Net cash used for investing activities	(79,261)	(1,252)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	80,288	99,785
Repayment of revolving credit facilities	(56,259)	(118,838)
Proceeds of term loan	50,000	—
Repayment of term loan	(417)	—
Proceeds from exercise of stock options and warrants	2,941	1,358
Repurchase of common stock	(15,207)	(974)
Debt issuance costs	(3,170)	(80)
Net cash provided by (used for) financing activities	58,176	(18,749)
Effect of exchange rate changes on cash and cash equivalents	208	182
Net increase (decrease) in cash and cash equivalents	(6,264)	4,391
Cash and cash equivalents - beginning of period	18,726	11,396
Cash and cash equivalents - end of period	$12,462	$15,787

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$2,224	$226
Cash paid (received) for income taxes	$159	$(137)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2023	17,532	$18	$220,185	$(134,277)	$(849)	$85,077
Net income	—	—	—	155	—	155
Other comprehensive loss, net of tax	—	—	—	—	(418)	(418)
Issuance of acquisition-related stock	3,450	3	38,047	—	—	38,050
Issuance of restricted stock	12	—	—	—	—	—
Stock options exercised	171	—	1,257	—	—	1,257
Stock-based compensation	—	—	1,105	—	—	1,105
Balance at March 31, 2024	21,165	$21	$260,594	$(134,122)	$(1,267)	$125,226
Net loss	—	—	—	(7,524)	—	(7,524)
Other comprehensive loss, net of tax	—	—	—	—	236	236
Issuance of restricted stock	365	—	—	—	—	-
Stock options exercised	176	1	1,683	—	—	1,684
Stock-based compensation	—	—	846	—	—	846
Repurchase of common stock	(952)	(1)	(15,206)	—	—	(15,207)
Balance at June 30, 2024	20,754	$21	$247,917	$(141,646)	$(1,031)	$105,261

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2022	16,569	$17	$206,916	$(116,598)	$(1,394)	$88,941
Net loss	—	—	—	(6,705)	—	(6,705)
Other comprehensive income, net of tax	—	—	—	—	445	445
Issuance of restricted stock	14	—	—	—	—	—
Stock options exercised	21	—	124	—	—	124
Stock-based compensation	—	—	1,959	—	—	1,959
Balance at March 31, 2023	16,604	$17	$208,999	$(123,303)	$(949)	$84,764
Net income	—	—	—	(15,920)	—	(15,920)
Other comprehensive income, net of tax	—	—	—	—	(35)	(35)
Issuance of restricted stock	469	—	—	—	—	—
Stock options exercised	322	—	1,234	—	—	1,234
Stock-based compensation	—	—	4,986	—	—	4,986
Repurchase of common stock	(86)	—	(974)	—	—	(974)
Balance at June 30, 2023	17,309	17	214,245	(139,223)	(984)	74,055

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

Consideration for the Transaction consisted of the issuance of 3.45 million shares of Company common stock and approximately $78.9 million in cash, subject to customary post-closing adjustments for working capital, closing cash, closing debt and closing third party expenses. On a fully-diluted basis, issued stock represented approximately 16.4% of the total issued and outstanding shares of the Company as of the closing date. The fair value of the 3.45 million common shares issued as part of the consideration was determined on the basis of the closing market price of the Company’s common shares on the acquisition date, or $11.03 per share. As a result, the total preliminary purchase consideration was $116.9 million, partially funded by borrowing on the new term loan facility (see Note 8). Additionally, the Company recognized $6.3 million of acquisition-related costs that were expensed during the six months ended June 30, 2024, and are included as a component of general & administrative expenses in the Condensed Consolidated Statement of Operations.

The following table summarizes preliminary allocation of the consideration transferred to the assets acquired and liabilities assumed at the acquisition date:

(In thousands)	Amount
Cash	1,562
Accounts Receivable	21,491
Inventory	21,423
Prepaid and Other Current Assets	2,360
Property, Plant & Equipment	1,161
Other Assets	3,478
Intangible Assets	47,769
Accounts Payable	(11,009)
Accrued Liabilities	(8,215)
Lease Payable	(2,726)
Deferred Tax Liability	(6,461)
Total identifiable net assets	70,833
Goodwill	46,076
Total consideration paid	$116,909

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

During the three months ended June 30, 2024, we recognized measurement period adjustments primarily to establish preliminary values for the opening balance sheet of the net assets acquired including intangibles assets, which also resulted in a reduction in goodwill from the previously reported preliminary amount.

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

(In thousands)	Life	Amount
Tradenames	7 Years	$15,607
Customer relationships	6 Years	4,456
Developed technology	6 Years	27,706
Total		$47,769

PDP's net revenue included in the Company’s consolidated results was $21.8 million and $27.7 million for the three and six months ended June 30, 2024, respectively. PDP’s net income included in the Company’s consolidated results for the same period was not material.

Pro Forma Financial Information (Unaudited)

The following table reflects the unaudited pro forma operating results of the Company for the three and six months ended June 30, 2024 and 2023, which give effect to the acquisition of PDP as if it had occurred on January 1, 2023.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
	(in thousands)
Net revenue	$76,478	$65,709	$152,344	$135,702
Net loss	$(4,541)	$(24,045)	$(14,434)	$(35,380)

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of June 30, 2024 and December 31, 2023, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted. The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$12,462	$12,462	$18,726	$18,726
Term Loan	$49,583	$49,583	$—	$—
Revolving credit facility	$24,029	$24,029	$—	$—

Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying value of the Credit Facility and Term Loan due 2027 equals fair value as the stated interest rate approximates market rates currently available to the Company. The carrying value of the Credit Facility approximates fair value, due to the variable rate nature of the debt, as of June 30, 2024 and December 31, 2023.

Note 5. Allowance for Sales Returns

The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning of period	$6,039	$6,639	$8,449	$7,817
Reserve accrual	2,692	2,556	5,433	6,150
Recoveries and deductions, net	(3,491)	(3,797)	(8,642)	(8,569)
Balance, end of period	$5,240	$5,398	$5,240	$5,398

Note 6. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Finished goods	$62,379	$43,579
Raw materials	10,968	440
Total inventories	$73,347	$44,019

Property and Equipment, net

Property and equipment, net, consists of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Machinery and equipment	$2,781	$2,597
Software and software development	2,858	2,438
Furniture and fixtures	1,686	1,700
Tooling	14,071	11,250
Leasehold improvements	2,327	1,988
Demonstration units and convention booths	16,008	15,767
Total property and equipment, gross	39,731	35,740
Less: accumulated depreciation and amortization	(33,436)	(30,916)
Total property and equipment, net	$6,295	$4,824

Other Current Liabilities

Other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Accrued employee expenses	$3,009	$3,944
Accrued royalty	6,596	5,275
Accrued tax-related payables	4,350	5,206
Accrued freight	2,215	2,917
Accrued marketing	1,858	3,335
Accrued expenses	12,799	8,747
Total other current liabilities	$30,827	$29,424

Note 7. Goodwill and Other Intangible Assets

Acquired Intangible Assets

Acquired identifiable intangible assets, and related accumulated amortization, as of June 30, 2024 and December 31, 2023 consisted of:

	June 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$12,541	$7,530	$5,011
Tradenames	18,673	3,468	15,205
Developed technology	29,590	3,148	26,442
Foreign currency	(1,189)	(1,214)	25
Total Intangible Assets (1)	$59,615	$12,932	$46,683

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,085	$7,214	$871
Tradenames	3,066	2,607	459
Developed technology	1,884	1,613	271
Foreign currency	(1,159)	(1,292)	133
Total Intangible Assets (1)	$11,876	$10,142	$1,734

(1) The accumulated amortization includes $1.9 million of accumulated impairment charges as of June 30, 2024 and December 31, 2023.

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

Amortization expense related to definite lived intangible assets of $2.1 million and $2.7 million was recognized for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.5 million was recognized for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, estimated annual amortization expense related to definite lived intangible assets in future periods was as follows:

(in thousands)
2024	$4,299
2025	8,016
2026	7,761
2027	7,591
Thereafter	18,991
Total	$46,658

Changes in the carrying values of goodwill for the six months ended June 30, 2024 from the balance as of December 31, 2023.

(in thousands)
Balance as of January 1, 2024	$10,686
PDP acquisition	46,076
Balance as of June 30, 2024	$56,762

Note 8. Revolving Credit Facility and Long-Term Debt

	June 30, 2024	December 31, 2023
	(in thousands)
Revolving credit facility, maturing March 2027	$24,029	$—
Term loan Due 2027	$49,583	$—

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $2.2 million and $2.7 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.

Amortization of deferred financing costs was $0.3 million for the three and six months ended June 30, 2024 and $33 thousand and $75 thousand for the three and six months ended June 30, 2023, respectively.

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

The Fourth Amendment provided for, among other things: (i) the acquisition of PDP; (ii) revised the calculation of the U.S. Borrowing Base to include certain acquired assets of PDP equal to the lesser of (a) the sum of the accounts formula amount and the inventory formula amount (each as defined in the Fourth Amendment), (b) $15,000,000, and (c) 30% of the aggregate Revolver Commitments; (iii) extending the maturity date of the Credit Facility from April 1, 2025 to March 13, 2027; and (iv) updated the interest rate and margin terms such that the loans will bear interest at a rate equal to (1) SOFR, (2) the U.S. Base Rate, (3) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, and (4) the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% and 2.50% for Base Rate Loans and 1.75% and 3.50% for Term SOFR Loans, SONIA Rate Loans and EUIBOR Loans.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, (iii) and the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.75% to 3.50% for U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50% and letter of credit fees and agent fees. As of June 30, 2024, interest rates for outstanding borrowings were 9.10% for base rate loans and 7.19% for Term SOFR loans.

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

As of June 30, 2024, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $34.6 million.

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

The Term Loan Facility (a) matures on March 13, 2027; (b) bears interest at a rate equal to (i) a base rate plus 7.25% per annum for Reference Rate Loans and Secured Overnight Financing Rate (“SOFR”) plus 8.25% per annum for SOFR Loans if the total net leverage ratio is greater than or equal to 2.25x and (ii) a base rate plus 6.75% per annum for Reference Rate Loans and SOFR plus 7.75% per annum for SOFR Loans if the total net leverage ratio is less than 2.25x; and (c) is subject to certain affirmative, negative and financial covenants, including a minimum liquidity covenant and a quarterly total net leverage ratio covenant. As of June 30, 2024, interest rates for outstanding borrowings was 13.69%.

As of June 30, 2024, the Company was in compliance with all financial covenants under the Term Loan.

Note 9. Income Taxes

Generally, in order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions. However, to the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year in a jurisdiction, the Company determines the provision for income taxes based on actual year-to-date income (loss) which it has done for certain jurisdictions for the quarter ended June 30, 2024. Certain significant or unusual items are separately recognized as discrete items in the period during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

The following table presents the Company’s income tax expense and effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Income tax expense (benefit)	$841	$(54)	$(5,547)	$(124)
Effective income tax rate	(12.6%)	0.3%	42.9%	0.5%

The effective tax rate for the three and six months ended June 30, 2024 was primarily impacted by the change in U.S. valuation allowance related to the acquisition of PDP, foreign taxes, state tax and interest on uncertain tax positions.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of June 30, 2024, the Company had uncertain tax positions of $2.8 million, inclusive of $0.6 million of interest and penalties.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred taxes will not be realized. The Company considers all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. Due to the significant 2022 pre-tax loss, coupled with cumulative book losses projected in early future years, the Company recorded a valuation allowance on its net U.S. deferred tax assets as of December 31, 2022. While the Company continues to maintain this valuation allowance for the three and six months ended June 30, 2024, it did release $6.4 million of valuation allowance for PDP acquired net deferred tax liabilities.

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

Note 10. Equity and Stock-Based Compensation

Stock Repurchase Activity

On April 9, 2019, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. On April 1, 2021, the Board of Directors approved an extension and expansion of this stock repurchase program up to $25.0 million of its common shares, expiring April 9, 2023. On March 3, 2023, the Company’s Board of Directors approved a two-year extension of this stock repurchase plan. On April 9, 2024, the Board of Directors approved an additional expansion of this stock repurchase program to up to $55 million of the Company’s common shares. During the three and six months ended June 30, 2024, the Company has repurchased 1.0 million shares of its common stock for a total cost of $15.2 million.

Stock-Based Compensation

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$159	$162	$290	$337
Selling and marketing	375	410	862	900
Research and development	273	324	497	680
General and administrative	39	4,074	302	5,012
Total stock-based compensation	$846	$4,970	$1,951	$6,929

The following table presents the stock activity and the total number of shares available for grant as of June 30, 2024:

(in thousands)
Balance at December 31, 2023	1,059
Options Cancelled	1
Restricted Stock Granted	(205)
Restricted Stock Forfeited	19
Performance Shares Granted	(171)
Balance at June 30, 2024	703

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2023	1,041,452	$9.10	4.22	$3,137,285
Options Granted	-	-
Options Exercised	(346,842)	8.27
Options Forfeited	(824)	60.87
Outstanding at June 30, 2024	693,786	$9.45	4.85	$4,060,476
Vested and expected to vest at June 30, 2024	695,434	$9.53	4.85	$4,060,476
Exercisable at June 30, 2024	693,421	$9.49	4.85	$4,060,476

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

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $2.3 million for the six months ended June 30, 2024.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. There were no new options granted during the six months ended June 30, 2024. The total estimated fair value of employee options vested during the six months ended June 30, 2024 was $1.2 million. As of June 30, 2024, total unrecognized compensation cost related to non-vested stock options granted to employees was less than $0.1 million, which is expected to be recognized over a remaining weighted average vesting period of 0.5 years.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2023	764,942	$14.76
Granted	205,268	17.05
Vested	(317,552)	14.16
Shares forfeited	(19,236)	10.47
Nonvested restricted stock at June 30, 2024	633,422	$15.93

As of June 30, 2024, total unrecognized compensation costs related to the nonvested restricted stock awards was $9.1 million, which will be recognized over a remaining weighted average vesting period of 1.5 years.

Performance-Based Restricted Share Units

As of June 30, 2024, the Company had 253,395 performance-based restricted share units outstanding. On April 1, 2024, the Company granted 171,393 PSUs to certain executives, of which 50% vest based on achievement of defined Company stock price appreciation over the period of April 1, 2024 through May 9, 2025, and 50% vest based on defined Adjusted EBITDA targets for the period commencing on the second fiscal quarter in 2024 through the first fiscal quarter of 2025. The awards granted on April 1, 2024 are also subject to three year service-based vesting periods with the ability to earn and vest into such units ranging from 0% to 200% of the granted PSUs. The remaining 82,002 PSUs outstanding were granted to executives on April 1, 2023 and 2022, and will vest over a three-year period from the respective grant dates based on (i) the amount by which revenue growth exceeds a defined baseline market growth each year and (ii) the achievement of specified tiers of Adjusted EBITDA as a percentage of net revenue each year, with the ability to earn and vest into such units ranging from 0% to 200% of the granted PSUs. As of June 30, 2024, achievement of the performance conditions associated with the outstanding 2024, 2023 and 2022 performance shares was deemed not probable.

Note 11. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands, except per-share data)
Net income (loss)	$(7,524)	$(15,920)	$(7,369)	$(22,625)

Weighted average common shares outstanding — Basic	21,252	17,156	19,795	16,869
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	—	—	—	—
Dilutive effect of stock options	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Weighted average common shares outstanding — Diluted	21,252	17,156	19,795	16,869
Net income (loss) per share:
Basic	$(0.35)	$(0.93)	$(0.37)	$(1.34)
Diluted	$(0.35)	$(0.93)	$(0.37)	$(1.34)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Stock options	782	1,363	820	1,384
Unvested restricted stock awards	646	908	676	860
Warrants	550	550	550	550
Total	1,978	2,821	2,046	2,794

Note 12. Segment Information

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
North America	$61,993	$32,356	$104,152	$73,068
Europe and Middle East	11,983	11,861	22,944	21,587
Asia Pacific	2,502	3,765	5,230	4,771
Total net revenues	$76,478	$47,982	$132,326	$99,426

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

On May 22, 2020, PAMTP LLC, which purports to hold the claims of eight shareholders who opted out of the class settlement described above, brought suit against the Company, the Company’s former Chief Executive Officer, Juergen Stark, Stripes Group, LLC, SG VTB Holdings, LLC, Kenneth Fox, and former members of the Company’s Board of Directors in Nevada state court. This opt-out action asserts the same direct claims that were asserted by the class of shareholders described above. The defendants filed two motions to dismiss this complaint, which were heard on August 10, 2020. The Court denied those motions by order of August 20, 2020. The case was tried in August 2021 and all remaining defendants, including the Company, prevailed on all counts with final judgment entered in their favor on September 3, 2021. Plaintiff appealed that judgment. On June 6, 2024, the Nevada Supreme Court affirmed the judgment in Defendants’ favor and subsequently denied Plaintiff’s petition for rehearing on July 22, 2024.

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

Insolvency Dispute in Germany: On February 15, 2024, TBC Holding Company LLC (“TBCH”), a wholly-owned subsidiary of Turtle Beach Corporation, was served with a lawsuit that was brought to the German Higher Regional Court in Stade by the insolvency administrator of KJE Europe GmbH, a company registered and existing under the laws of Germany. In his complaint, the insolvency administrator claims that TBCH is liable to reimburse any payments received by the TBCH under a certain settlement agreement with KJE Europe GmbH dated June 30, 2020. TBCH filed its statement of defense to the complaint on April 30, 2024 and the insolvency administrator filed his response in a brief on June 11, 2024. TBCH does not believe the claims have merit and intends to defend itself in this proceeding.

The Company will continue to vigorously defend itself in the foregoing unresolved matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at June 30, 2024 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranty reserve, which are included in accrued liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Warranty, beginning of period	$687	$616	$670	$618
Warranty costs accrued	263	190	483	375
Settlements of warranty claims	(215)	(166)	(418)	(353)
Warranty, end of period	$735	$640	$735	$640

Operating Leases - Right of Use Assets

The Company determines whether an arrangement is a lease at inception. The Company leases office spaces that provide for future minimum rental lease payments under non-cancelable operating leases that have remaining lease terms of one year to nine years, and do not contain any material residual value guarantees or material restrictive covenants.

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	June 30, 2024
		(in thousands)
Right-of-use assets	Other assets	$9,717

Lease liability obligations, current	Other current liabilities	$2,108
Lease liability obligations, noncurrent	Other liabilities	7,714
Total lease liability obligations		$9,822
Weighted-average remaining lease term (in years)		4.5
Weighted-average discount rate		8.6%

During the six months ended June 30, 2024, the Company recognized approximately $0.8 million of lease costs in operating expenses and approximately $0.9 million of operating cash flows from operating leases.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of June 30, 2024, are as follows:

(in thousands)
2024	$1,174
2025	2,360
2026	2,314
2027	2,284
2028	1,282
Thereafter	2,007
Total minimum payments	11,421
Less: Imputed interest	(1,599)
Total	$9,822

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

Business Overview

Turtle Beach Corporation (“Turtle Beach” or the “Company“), headquartered in White Plains, New York, and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing, and marketing innovative products across a range of large addressable markets under the Turtle Beach®, PDP® and ROCCAT® brands. The Turtle Beach® brand is a market share leader in console gaming headsets with a vast portfolio of headsets designed to be compatible with the latest Xbox, PlayStation, and Nintendo consoles, as well as for personal computers (“PCs”) and mobile/tablet devices. Turtle Beach Corporation’s PC product portfolio includes headsets, gaming keyboards, mice and other gaming accessories focused on the PC gaming platform. Recently, Turtle Beach expanded its brand beyond gaming headsets and began making game controllers, gaming flight simulation and racing simulation accessories. Acquired in March 2024, PDP is a gaming accessories leader that designs and distributes video game accessories, including controllers, headsets, power supplies, cases, and other accessories

Business Trends

Turtle Beach operates in an overall $190 billion global games and accessories market. The global gaming audience now exceeds global cinema and music markets with over three billion active gamers worldwide. Gaming peripherals, such as headsets, keyboards, mice, microphones, controllers, and simulation controls are estimated to be an $8.7 billion business globally.

The console and PC gaming accessory markets are driven by major game launches and long-running franchises that encourage players to continually buy equipment and accessories. On Xbox, PlayStation, Nintendo Switch and PC, flagship games like Call of Duty, Destiny, Star Wars: Battlefront, Battlefield, Grand Theft Auto, and battle royale games like Fortnite, Call of Duty Warzone, Apex Legends, and PlayerUnknown’s Battlegrounds, are examples of major franchises that prominently feature online multiplayer modes that encourage communication and drive increased demand for gaming headsets. Many of these established franchises launch new titles annually, leading into the holidays and as a result can cause an additional boost to the normally strong holiday sales for gaming accessories.

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

The global market for console gaming headsets, in which Turtle Beach has been the market leader for the past 14 years, is estimated to be approximately $1.5 billion. PlayStation and Xbox consoles continue to be the dominant gaming platforms in North America and Europe for games that drive headset usage. Consistent with a historical pattern of major new console launches every 7-8 years, Microsoft and Sony launched their latest consoles, Xbox Series X|S and PlayStation 5, ahead of the 2020 holiday season.

Nintendo has sold over 140 million units of its highly popular Nintendo Switch since the platform's release in early 2017. Nintendo continues adding and expanding its library of games, including an increased number of multiplayer chat-enabled games. Nintendo also sells the Nintendo Switch Lite, a follow-on product that offers gamers the hand-held only version of their popular gaming console.

PC Accessories Market

The market for PC gaming headsets, mice, and keyboards is estimated to be approximately $3.3 billion. PC gaming continues to be a main gaming platform in the U.S. and internationally, similarly driven by popular AAA game launches, by popular PC-specific esports leagues, teams, and players, content creators, and influencers, and with the introduction of cross-platform play – where PC gamers can play online against other gamers playing the same game on an Xbox, PlayStation, or Nintendo Switch. While most games are available on multiple platforms, gaming on PC offers advantages including improved graphics, increased speed and precision of mouse/keyboard controls, and the ability for deeper customization. Gaming mice and keyboards are engineered to provide gamers with high-end performance and a superior gaming experience through features such as fast key and button response times, improved materials and build quality, comfortable ergonomic designs, programmable keys and buttons, and software suites to customize and control devices and settings.

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

Gamepad/Controllers Market

The market for gamepad controllers is estimated to be approximately $0.7 billion, and shares the same retail footprint and consumer base that Turtle Beach gaming headsets compete in. Controllers now come in various ergonomic shapes, sizes, and colors. Gamers can even further customize their controllers with unique thumbsticks and better grips/textures, weights, and more. Game controllers also range in price from ~$40 to more than $300 for ultra premium options, with premium controllers featuring improved materials, cooling, swappable parts and more. Turtle Beach entered the controllers market in 2021 with the introduction of its wired Recon™ Controller for Xbox and PC. Turtle Beach then launched the lower-cost wired REACT-R™ Controller in 2022, as well as introduced the mobile focused Recon™ Cloud and Atom™ controllers. In 2023, Turtle Beach launched its first wireless controller for Xbox and PC, the premium Stealth™ Ultra controller. Turtle Beach’s controllers not only provide the same responsive, quality controls as first party controllers, but also offer Turtle Beach’s signature gaming audio experience when gamers connect a wired headset to the controller

Gaming Simulation Accessories Market

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

Racing simulation gaming follows a similar trajectory as flight simulation gaming. The audience of racing sim gamers is also niche, dedicated, slightly older and willing to spend more on creating high-end racing simulation setups predominantly on PC, but also on gaming consoles. There are also a variety of long-running, successful racing game franchises including Forza, Assetto Corsa, and more that allow drivers to get behind the wheel and experience the rush of racing. Typical racing simulation accessories include wheel and pedal setups, swappable steering wheels, shifters, handbrakes and more, ranging in price from a few hundred dollars to thousands of dollars for the most involved simulators. Racing simulation fans also regularly create content and share with the community. Turtle Beach introduced its first VelocityOne™ Race racing simulation wheel and pedals setup in 2024, with additional racing sim accessory launches planned for the future

Supply Chain and Operations

We have a global network of suppliers that manufacture products to meet the quality standards sought by our customers and our cost objectives. We have worked closely with component, manufacturing, and global logistic partners to build a supply chain that we consider dependable, scalable, and efficient to provide high-quality, reliable products employing leading cost management practices. The use of outsourced manufacturing facilities is designed to take advantage of specific expertise and allow for flexibility and scalability to respond to both seasonality and changing demands for our products. While semiconductor availability and freight costs have significantly improved compared to 2022, we continue to closely monitor component availability and freight cost including global supply chain threats within the post-pandemic business environment.

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Net revenue	$76,478	$47,982	$132,326	$99,426
Cost of revenue	53,402	36,110	91,464	73,415
Gross profit	23,076	11,872	40,862	26,011
Operating expenses	27,187	27,665	50,686	48,296
Operating loss	(4,111)	(15,793)	(9,824)	(22,285)
Interest expense (income)	2,220	(17)	2,370	146
Other non-operating expense, net	352	198	722	318
Loss before income tax	(6,683)	(15,974)	(12,916)	(22,749)
Income tax expense (benefit)	841	(54)	(5,547)	(124)
Net loss	$(7,524)	$(15,920)	$(7,369)	$(22,625)

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Net Revenue	$76,478	$47,982	$132,326	$99,426
Gross Profit	$23,076	$11,872	$40,862	$26,011
Gross Margin	30.2%	24.7%	30.9%	26.2%

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

Net revenue for the three months ended June 30, 2024 was $76.5 million, a $28.5 million increase from $48.0 million driven by incremental revenue from the PDP acquisition and growth in our product markets.

For the three months ended June 30, 2024, gross margin increased to 30.2%, inclusive of a $1.3 million purchase accounting driven charge to step-up the value of PDP inventory at the time of acquisition and a $1.6 million reserve for ROCCAT inventory on-hand as part of the PC product brand transition to Turtle Beach, from 24.7% in the comparable prior year period. Excluding these two charges, gross margins improved to 34.0% as a result of lower product costs, freight costs and lower promotional spend. The lower product costs are a result of the benefit of our platforming and portfolio rationalization efforts over the past several quarters beginning to be realized in Q2 2024 with the launch of our new console wireless models.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

Net revenue for the six months ended June 30, 2024 was $132.3 million, a $32.9 million increase from $99.4 million driven by incremental revenue from the PDP acquisition and growth in our product markets.

For the six months ended June 30, 2024, gross margin increased to 30.9%, inclusive of a $1.3 million purchase accounting driven charge to step-up the value of PDP inventory at the time of acquisition and a $1.6 million reserve for ROCCAT inventory on-hand as part of the PC product brand transition to Turtle Beach, from 26.2% in the comparable prior year period. Excluding these two charges, gross margins improved to 33.1% as a result of lower product costs, freight costs and lower promotional spend.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Selling and marketing	$13,741	$10,351	$22,754	$19,874
Research and development	4,589	4,189	8,491	8,290
General and administrative	7,463	13,125	13,137	20,132
Subtotal operating expenses	25,793	27,665	44,382	48,296
Acquisition-related cost	1,394	—	6,304	—
Total operating expenses	$27,187	$27,665	$50,686	$48,296

Selling and Marketing

Selling and marketing expenses for the three and six months ended June 30, 2024 totaled $13.7 million and $22.8 million, respectively, compared to $10.4 million and $19.9 million for the three and six months ended June 30, 2023, respectively, due to incremental intangible assets amortization and operating expenses related to the PDP acquisition, and integration related severance costs partially offset by spending reductions taken in second half of 2023.

Research and Development

Research and development costs for the three and six months ended June 30, 2024 was $4.6 million and $8.5 million, respectively, compared to $4.2 million and $8.3 million for the three and six months ended June 30, 2023, respectively, which reflects incremental expense related to the PDP acquisition and certain integration related severance partially offset by lower headcount and costs associated with our product portfolio plans.

General and Administrative

General and administrative expenses for the three months ended June 30, 2024 totaled $7.5 million compared to $13.1 million for the three months ended June 30, 2023. Excluding non-recurring transaction and $1.3 million of activism related costs, but inclusive of incremental costs from PDP operations, expenses decreased $4.3 million as the comparable period included severance charges associated with the CEO transition.

General and administrative expenses for the six months ended June 30, 2024 totaled $13.1 million compared to $20.1 million for the six months ended June 30, 2023. Excluding non-recurring transaction and $1.8 million of activism related costs, but inclusive of incremental costs from PDP operations, expenses decreased $4.6 million primarily due to lower severance and non-cash stock-based compensation.

Acquisition-related cost

Acquisition-related costs included costs incurred in connection with acquisitions including professional fees such as legal and accounting along with other certain integration related costs of the acquisition.

Income Taxes

Income tax benefit for the six months ended June 30, 2024 was ($5.5) million at an effective tax rate of 42.9% compared to income tax benefit for the six months ended June 30, 2023 of ($0.1) million at an effective tax rate of 0.5%. The effective tax rate for the six months ended June 30, 2024 was primarily impacted the by reversal of a portion of the Company’s deferred tax asset valuation allowance.

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

Adjusted EBITDA (and a reconciliation to Net income (loss), the nearest GAAP financial measure) for the three and six months ended June 30, 2024 and June 30, 2023, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(7,524)	$(15,920)	$(7,369)	$(22,625)
Interest expense (income)	2,220	(17)	2,370	146
Depreciation and amortization	3,306	1,219	4,782	2,461
Stock-based compensation	846	4,970	1,951	6,929
Income tax benefit (1)	841	(54)	(5,547)	(124)
Restructuring expense (2)	706	—	747	—
CEO transition related costs (3)	—	2,874	—	2,874
Business transaction expense (4)	1,394	—	6,304	—
Incremental costs on acquired inventory (5)	1,251	—	1,251	—
Proxy contest and other (6)	4	1,273	4	1,842
Adjusted EBITDA	$3,044	$(5,655)	$4,493	$(8,497)

(1)
An income tax benefit of $7.0 million was recorded in the three months ended March 31, 2024 as a result of the reversal of a portion of the Company’s deferred tax asset valuation allowance.
(2)
Restructuring charges are expenses that are paid in connection with reorganization of our operations. These costs primarily include severance and related benefits.
(3)
CEO transition related expense includes one-time costs associated with the separation of its former CEO. Such costs included severance, bonus, medical benefits and the tax impact of accelerated vesting of stock-based compensation.
(4)
Business transaction expense includes one-time costs we incurred in connection with acquisitions including professional fees such as legal and accounting along with other certain integration related costs of the acquisition.
(5)
Costs relate to the step up of acquired finished goods inventory to fair market value as required under purchase accounting. This step up in value over original cost is recorded as a charge to cost of revenue as such inventory is sold.
(6)
Proxy contest and other primarily includes one-time legal and other professional fees associated with proxy challenges presented by certain shareholder activists.

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

Adjusted EBITDA for the three months ended June 30, 2024 was $3.0 million, compared to $(5.7) million for the prior year, due to higher revenue and improved margins that were positively impacted by less promotional activity, lower freight costs and operating expense control actions.

Liquidity and Capital Resources

Our primary sources of working capital are cash flow from operations and availability of capital under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Six Months Ended
	June 30,
	2024	2023
	(in thousands)
Cash and cash equivalents at beginning of period	$18,726	$11,396
Net cash provided by operating activities	14,613	24,210
Net cash used for investing activities	(79,261)	(1,252)
Net cash provided by (used for) financing activities	58,176	(18,749)
Effect of foreign exchange on cash	208	182
Cash and cash equivalents at end of period	$12,462	$15,787

Operating activities

Cash provided by operating activities for the six months ended June 30, 2024 was $14.6 million, a decrease of $9.6 million as compared to $24.2 million for the six months ended June 30, 2023. The decrease is primarily the result of certain acquisition-related business costs.

Investing activities

Cash used for investing activities was $79.3 million for the six months ended June 30, 2024, which was primarily related to the acquisition of the Performance Designed Products business, compared to $1.3 million for the six months ended June 30, 2023 related to certain capital investments.

Financing activities

Net cash provided by financing activities was $58.2 million during the six months ended June 30, 2024 compared to net cash used for financing activities of $18.7 million during the six months ended June 30, 2023. Financing activities during the six months ended June 30, 2024 consisted primarily of the $50 million term loan and $2.9 million of stock option exercise proceeds, partially offset by $3.2 million of debt issuance costs.

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

Foreign cash balances at June 30, 2024 and December 31, 2023 were $4.1 million and $8.0 million, respectively.

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

The Fourth Amendment provided for, among other things: (i) the acquisition of PDP; (ii) revised the calculation of the U.S. Borrowing Base to include certain acquired assets of PDP equal to the lesser of (a) the sum of the accounts formula amount and the inventory formula amount (each as defined in the Fourth Amendment), (b) $15,000,000, and (c) 30% of the aggregate Revolver Commitments; (iii) extending the maturity date of the Credit Facility from April 1, 2025 to March 13, 2027; and (iv) updated the interest rate and margin terms such that the loans will bear interest at a rate equal to (1) SOFR, (2) the U.S. Base Rate, (3) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, and (4) the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% and 2.50% for Base Rate Loans and 1.75% and 3.50% for Term SOFR Loans, SONIA Rate Loans and EUIBOR Loans.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, (iii) and the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.75% to 3.50% for U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50% and letter of credit fees and agent fees. As of June 30, 2024, interest rates for outstanding borrowings were 9.10% for base rate loans and 7.19% for Term SOFR loans.

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

As of June 30, 2024, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $34.6 million.

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

The Term Loan Facility (a) matures on March 13, 2027; (b) bears interest at a rate equal to (i) a base rate plus 7.25% per annum for Reference Rate Loans and Secured Overnight Financing Rate (“SOFR”) plus 8.25% per annum for SOFR Loans if the total net leverage ratio is greater than or equal to 2.25x and (ii) a base rate plus 6.75% per annum for Reference Rate Loans and SOFR plus 7.75% per annum for SOFR Loans if the total net leverage ratio is less than 2.25x; and (c) is subject to certain affirmative, negative and financial covenants, including a minimum liquidity covenant and a quarterly total net leverage ratio covenant. As of June 30, 2024, interest rates for outstanding borrowings was 13.69%.

As of June 30, 2024, the Company was in compliance with all financial covenants under the Term Loan.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of June 30, 2024 and December 31, 2023, we did not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of June 30, 2024 and December 31, 2023, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

Item 4 - Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are designed to ensure that (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Principal Executive Officer (or PEO) and our Principal Financial Officer (or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that on March 13, 2024, the Company acquired PDP. United States Securities and Exchange Commission guidance allows companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition. Company is currently integrating PDP’s operations into its overall system of internal control over financial reporting and, if nasecessary, will make appropriate changes as it integrates PDP into the Company's overall internal control over financial reporting process.

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

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
April 1-30, 2024	—	$—	—	—
May 1-31, 2024	492,811	$16.27	8,015,851	—
June 1-30, 2024	459,301	$15.66	7,193,132	$31,410,853
Total	952,112	$15.97	15,208,983

Item 5 - Other Information

On June 5, 2024, Gregory Ballard, a member of the Company's board of directors, entered into a Rule 10b5-1 trading arrangement (the "10b5-1 Plan") that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, as amended. Mr. Ballard's 10b5-1 Plan provides for the potential sale of 5,542 shares of common stock, including the potential exercise of vested stock options and the associated sale of up to 2,000 shares of common stock, in amounts and prices set forth in the plan. The 10b5-1 Plan terminates on June 4, 2025 or upon the date that all shares under the plan are sold.

Except as described above, none of our other directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K) during the three months ended June 30, 2024.

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

10.5 †**	Form of Restricted Stock Agreement under the Turtle Beach Corporation 2023 Stock-Based Incentive Compensation Plan.

31.1 **	Certification of Cris Keirn, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of John T. Hanson, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

TURTLE BEACH CORPORATION

Date:	August 8, 2024	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)