Form 10-Q
period 2024-09-30
Turtle Beach Corp
filed 2024-11-07
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on October 31, 2024 was 20,079,323

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
	(in thousands, except per-share data)
Net revenue	$94,363	$59,158	$226,689	$158,584
Cost of revenue	60,232	41,469	151,696	114,884
Gross profit	34,131	17,689	74,993	43,700
Operating expenses:
Selling and marketing	13,535	10,583	36,289	30,457
Research and development	4,311	4,380	12,802	12,670
General and administrative	6,352	5,243	19,489	25,375
Acquisition-related cost	3,510	—	9,814	—
Total operating expenses	27,708	20,206	78,394	68,502
Operating income (loss)	6,423	(2,517)	(3,401)	(24,802)
Interest expense	2,712	107	5,082	253
Other non-operating expense, net	252	481	974	799
Income (loss) before income tax	3,459	(3,105)	(9,457)	(25,854)
Income tax expense (benefit)	46	501	(5,501)	377
Net income (loss)	$3,413	$(3,606)	$(3,956)	$(26,231)

Net income (loss) per share
Basic	$0.17	$(0.21)	$(0.20)	$(1.54)
Diluted	$0.16	$(0.21)	$(0.20)	$(1.54)
Weighted average number of shares:
Basic	20,553	17,345	20,050	17,029
Diluted	21,501	17,345	20,050	17,029

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Net income (loss)	$3,413	$(3,606)	$(3,956)	$(26,231)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,718	(16)	1,536	394
Other comprehensive income (loss)	1,718	(16)	1,536	394
Comprehensive income (loss)	$5,131	$(3,622)	$(2,420)	$(25,837)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$13,803	$18,726
Accounts receivable, net	70,703	54,390
Inventories	102,263	44,019
Prepaid expenses and other current assets	9,686	7,720
Total Current Assets	196,455	124,855
Property and equipment, net	5,753	4,824
Goodwill	56,700	10,686
Intangible assets, net	44,544	1,734
Other assets	9,749	7,868
Total Assets	$313,201	$149,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$58,626	$—
Accounts payable	66,394	26,908
Other current liabilities	30,689	29,424
Total Current Liabilities	155,709	56,332
Debt, non-current	45,696	—
Income tax payable	1,489	1,546
Other liabilities	8,488	7,012
Total Liabilities	211,382	64,890
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 20,079,323 and 17,531,702 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	20	18
Additional paid-in capital	239,345	220,185
Accumulated deficit	(138,233)	(134,277)
Accumulated other comprehensive income (loss)	687	(849)
Total Stockholders’ Equity	101,819	85,077
Total Liabilities and Stockholders’ Equity	$313,201	$149,967

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,956)	$(26,231)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	3,261	2,912
Costs recognized on sale of acquired inventory	2,085	—
Amortization of intangible assets	4,843	761
Amortization of debt financing costs	625	108
Stock-based compensation	3,447	8,554
Deferred income taxes	(6,739)	(178)
Change in sales returns reserve	1,369	(2,473)
Provision for obsolete inventory	4,690	200
Loss on impairment of assets	753	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,344	12,563
Inventories	(43,597)	(4,986)
Accounts payable	30,050	19,072
Prepaid expenses and other assets	127	385
Income taxes payable	485	126
Other liabilities	(10,340)	(2,869)
Net cash provided (used for) by operating activities	(8,553)	7,944
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,392)	(1,924)
Acquisition of a business, net of cash acquired	(77,294)	—
Net cash used for investing activities	(80,686)	(1,924)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	242,609	149,995
Repayment of revolving credit facilities	(183,983)	(155,787)
Proceeds of term loan	50,000	—
Repayment of term loan	(729)	—
Proceeds from exercise of stock options and warrants	3,004	1,718
Repurchase of common stock	(25,339)	(974)
Debt issuance costs	(2,897)	(80)
Net cash provided by (used for) financing activities	82,665	(5,128)
Effect of exchange rate changes on cash and cash equivalents	1,651	52
Net increase (decrease) in cash and cash equivalents	(4,923)	944
Cash and cash equivalents - beginning of period	18,726	11,396
Cash and cash equivalents - end of period	$13,803	$12,340

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$4,521	$283
Cash paid (received) for income taxes	$70	$175

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2023	17,532	$18	$220,185	$(134,277)	$(849)	$85,077
Net income	—	—	—	155	—	155
Other comprehensive loss, net of tax	—	—	—	—	(418)	(418)
Issuance of acquisition-related stock	3,450	3	38,047	—	—	38,050
Issuance of restricted stock	12	—	—	—	—	—
Stock options exercised	171	—	1,257	—	—	1,257
Stock-based compensation	—	—	1,105	—	—	1,105
Balance at March 31, 2024	21,165	$21	$260,594	$(134,122)	$(1,267)	$125,226
Net loss	—	—	—	(7,524)	—	(7,524)
Other comprehensive income, net of tax	—	—	—	—	236	236
Issuance of restricted stock	365	—	—	—	—	—
Stock options exercised	176	1	1,683	—	—	1,684
Stock-based compensation	—	—	846	—	—	846
Repurchase of common stock	(952)	(1)	(15,206)	—	—	(15,207)
Balance at June 30, 2024	20,754	$21	$247,917	$(141,646)	$(1,031)	$105,261
Net loss	—	—	—	3,413	—	3,413
Other comprehensive income, net of tax	—	—	—	—	1,718	1,718
Issuance of restricted stock	6	—	—	—	—	—
Stock options exercised	8	—	63	—	—	63
Stock-based compensation	—	—	1,496	—	—	1,496
Repurchase of common stock	(689)	(1)	(10,131)	—	—	(10,132)
Balance at September 30, 2024	20,079	$20	$239,345	$(138,233)	$687	$101,819

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2022	16,569	$17	$206,916	$(116,598)	$(1,394)	$88,941
Net loss	—	—	—	(6,705)	—	(6,705)
Other comprehensive income, net of tax	—	—	—	—	445	445
Issuance of restricted stock	14	—	—	—	—	—
Stock options exercised	21	—	124	—	—	124
Stock-based compensation	—	—	1,959	—	—	1,959
Balance at March 31, 2023	16,604	$17	$208,999	$(123,303)	$(949)	$84,764
Net income	—	—	—	(15,920)	—	(15,920)
Other comprehensive loss, net of tax	—	—	—	—	(35)	(35)
Issuance of restricted stock	469	—	—	—	—	—
Stock options exercised	322	—	1,234	—	—	1,234
Stock-based compensation	—	—	4,986	—	—	4,986
Repurchase of common stock	(86)	—	(974)	—	—	(974)
Balance at June 30, 2023	17,309	$17	$214,245	$(139,223)	$(984)	$74,055
Net loss	—	—	—	(3,606)	—	(3,606)
Other comprehensive loss, net of tax	—	—	—	—	(16)	(16)
Issuance of restricted stock	24	—	—	—	—	—
Stock options exercised	76	—	360	—	—	360
Stock-based compensation	—	—	1,609	—	—	1,609
Balance at September 30, 2023	17,409	$17	$216,214	$(142,829)	$(1,000)	$72,402

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited)

Turtle Beach Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Background and Basis of Presentation

Organization

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in White Plains, New York and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing, and marketing innovative products across a range of large addressable markets under the Turtle Beach®, PDP® and ROCCAT® brands. Turtle Beach is a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices. ROCCAT is a gaming keyboards, mice and other accessories brand focused on the PC peripherals market. Acquired in March 2024, Performance Designed Products, LLC (“PDP”), a wholly-owned subsidiary of Turtle Beach Corporation incorporated in the state of California in 1997, is a gaming accessories leader that designs and distributes video game accessories, including controllers, headsets, power supplies, cases, and other accessories.

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

Note 3. Acquisitions

On March 13, 2024, the Company acquired all the issued and outstanding equity of Performance Designed Products, LLC (“PDP”) for consideration that included cash and common stock. PDP was a privately held gaming accessories leader that designs and distributes video game accessories, including controllers, headsets, power supplies, cases, and other accessories. As a result of the acquisition, the Company will strengthen its leadership position in hardware gaming accessories and expand its product portfolio.

Consideration for the Transaction consisted of the issuance of 3.45 million shares of Company common stock and approximately $78.9 million in cash, subject to customary post-closing adjustments for working capital, closing cash, closing debt and closing third party expenses. On a fully-diluted basis, issued stock represented approximately 16.4% of the total issued and outstanding shares of the Company as of the closing date. The fair value of the 3.45 million common shares issued as part of the consideration was determined on the basis of the closing market price of the Company’s common shares on the acquisition date, or $11.03 per share. As a result, the total preliminary purchase consideration was $116.9 million, partially funded by borrowing on the new term loan facility (see Note 8). Additionally, the Company recognized $9.8 million of acquisition-related costs that were expensed during the nine months ended September 30, 2024.

The following table summarizes preliminary allocation of the consideration transferred to the assets acquired and liabilities assumed at the acquisition date:

(In thousands)	Amount
Cash	1,562
Accounts Receivable	22,026
Inventory	21,423
Prepaid and Other Current Assets	2,168
Property, Plant & Equipment	1,161
Other Assets	3,478
Intangible Assets	47,769
Accounts Payable	(12,716)
Accrued Liabilities	(6,352)
Lease Payable	(2,726)
Deferred Tax Liability	(6,898)
Total identifiable net assets	70,895
Goodwill	46,014
Total consideration paid	$116,909

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

During the three months ended September 30, 2024, the Company recognized measurement period adjustments primarily to establish preliminary values for the opening balance sheet of the net assets acquired including intangibles assets, which also resulted in a reduction in goodwill from the previously reported preliminary amount.

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

PDP's net revenue included in the Company’s consolidated results was $26.7 million and $54.4 million for the three and nine months ended September 30, 2024, respectively. PDP’s net income included in the Company’s consolidated results for the same period was not material.

Pro Forma Financial Information (Unaudited)

The following table reflects the unaudited pro forma operating results of the Company for the three and nine months ended September 30, 2024 and 2023, which give effect to the acquisition of PDP as if it had occurred on January 1, 2023.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
	(in thousands)
Net revenue	$94,363	$81,410	$246,707	$219,724
Net income (loss)	$3,153	$(12,052)	$(3,912)	$(44,817)

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt instruments and certain warrants. As of September 30, 2024 and December 31, 2023, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted. The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$13,803	$13,803	$18,726	$18,726
Term Loan	$49,271	$49,271	$—	$—
Revolving credit facility	$58,626	$58,626	$—	$—

Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying value of the Credit Facility and Term Loan due 2027 equals fair value as the stated interest rate approximates market rates currently available to the Company. The carrying value of the Credit Facility approximates fair value, due to the variable rate nature of the debt, as of September 30, 2024 and December 31, 2023.

Note 5. Allowance for Sales Returns

The following table provides the changes in our sales return reserve, which is classified as a reduction of accounts receivable:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning of period	$5,240	$5,398	$8,449	$7,817
Reserve accrual	4,392	3,566	9,825	9,817
Recoveries and deductions, net	(2,552)	(3,620)	(11,194)	(12,290)
Balance, end of period	$7,080	$5,344	$7,080	$5,344

Note 6. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Finished goods	$95,016	$43,579
Raw materials	7,247	440
Total inventories	$102,263	$44,019

Property and Equipment, net

Property and equipment, net, consists of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Machinery and equipment	$2,808	$2,597
Software and software development	2,861	2,438
Furniture and fixtures	1,709	1,700
Tooling	14,056	11,250
Leasehold improvements	2,372	1,988
Demonstration units and convention booths	16,617	15,767
Total property and equipment, gross	40,423	35,740
Less: accumulated depreciation and amortization	(34,670)	(30,916)
Total property and equipment, net	$5,753	$4,824

Other Current Liabilities

Other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Accrued employee expenses	$3,432	$3,944
Accrued royalty	6,059	5,275
Accrued tax-related payables	4,815	5,206
Accrued freight	2,705	2,917
Accrued marketing	1,992	3,335
Accrued expenses	11,686	8,747
Total other current liabilities	$30,689	$29,424

Note 7. Goodwill and Other Intangible Assets

Acquired Intangible Assets

Acquired identifiable intangible assets, and related accumulated amortization, as of September 30, 2024 and December 31, 2023 consisted of:

	September 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$12,541	$8,053	$4,488
Tradenames	18,673	4,178	14,495
Developed technology	29,590	4,066	25,524
Foreign currency	(932)	(969)	37
Total Intangible Assets (1)	$59,872	$15,328	$44,544

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,085	$7,214	$871
Tradenames	3,066	2,607	459
Developed technology	1,884	1,613	271
Foreign currency	(1,159)	(1,292)	133
Total Intangible Assets (1)	$11,876	$10,142	$1,734

(1) The accumulated amortization includes $1.9 million of accumulated impairment charges as of September 30, 2024 and December 31, 2023.

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

Amortization expense related to definite lived intangible assets of $2.1 million and $4.8 million was recognized for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.8 million was recognized for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, estimated annual amortization expense related to definite lived intangible assets in future periods was as follows:

(in thousands)
2024	$2,146
2025	8,016
2026	7,761
2027	7,591
Thereafter	18,993
Total	$44,507

Changes in the carrying values of goodwill for the nine months ended September 30, 2024 from the balance as of December 31, 2023.

(in thousands)
Balance as of January 1, 2024	$10,686
PDP acquisition	46,014
Balance as of September 30, 2024	$56,700

Note 8. Revolving Credit Facility and Long-Term Debt

	September 30, 2024	December 31, 2023
	(in thousands)
Revolving credit facility, maturing March 2027	$58,626	$—
Term loan Due 2027	$49,271	$—

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $2.7 million and $5.4 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively.

Amortization of deferred financing costs was $0.3 million and $0.6 million for the three and nine months ended September 30, 2024, respectively, and $33 thousand and $0.1 million for the three and nine months ended September 30, 2023, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, (iii) and the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.75% to 3.50% for U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50% and letter of credit fees and agent fees. As of September 30, 2024, interest rates for outstanding borrowings were 8.60% for base rate loans and 6.70% for Term SOFR loans.

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

As of September 30, 2024, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $21.1 million.

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

The Term Loan Facility (a) matures on March 13, 2027; (b) bears interest at a rate equal to (i) a base rate plus 7.25% per annum for Reference Rate Loans and Secured Overnight Financing Rate (“SOFR”) plus 8.25% per annum for SOFR Loans if the total net leverage ratio is greater than or equal to 2.25x and (ii) a base rate plus 6.75% per annum for Reference Rate Loans and SOFR plus 7.75% per annum for SOFR Loans if the total net leverage ratio is less than 2.25x; and (c) is subject to certain affirmative, negative and financial covenants, including a minimum liquidity covenant and a quarterly total net leverage ratio covenant. As of September 30, 2024, interest rates for outstanding borrowings was 13.11%.

On August 7, 2024, the Company and Blue Torch amended the Term Loan Facility to, among other things, permit the Company to repurchase Company common stock in an aggregate amount not to exceed $30 million prior to March 31, 2025, subject to the satisfaction of certain conditions. The other material terms of the Term Loan Facility were unchanged.

As of September 30, 2024, the Company was in compliance with all financial covenants under the Term Loan Facility.

Note 9. Income Taxes

Generally, in order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions. However, to the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year in a jurisdiction, the Company determines the provision for income taxes based on actual year-to-date income (loss) which it has done for certain jurisdictions for the quarter ended September 30, 2024. Certain significant or unusual items are separately recognized as discrete items in the period during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

The following table presents the Company’s income tax expense and effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Income tax expense (benefit)	$46	$501	$(5,501)	$377
Effective income tax rate	1.3%	(16.1%)	58.2%	(1.5%)

The effective tax rate for the three and nine months ended September 30, 2024 was primarily impacted by the change in U.S. valuation allowance related to the acquisition of PDP, foreign taxes, Federal and state current tax and interest on uncertain tax positions.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of September 30, 2024, the Company had uncertain tax positions of $2.9 million, inclusive of $0.8 million of interest and penalties.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred taxes will not be realized. The Company considers all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. Due to the significant 2022 pre-tax loss, coupled with cumulative book losses projected in early future years, the Company recorded a valuation allowance on its net U.S. deferred tax assets as of December 31, 2022. While the Company continues to maintain this valuation allowance for the three and nine months ended September 30, 2024, it did release $6.9 million of valuation allowance for PDP acquired net deferred tax liabilities.

The Company is subject to income taxes domestically and in various foreign jurisdictions. The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2020 through 2023, and the state tax years open under the statute of limitations are 2019 through 2023.

Note 10. Equity and Stock-Based Compensation

Stock Repurchase Activity

On April 9, 2019, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. On April 1, 2021, the Board of Directors approved an extension and expansion of this stock repurchase program up to $25.0 million of its common shares, expiring April 9, 2023. On March 3, 2023, the Company’s Board of Directors approved a two-year extension of this stock repurchase plan. On April 9, 2024, the Board of Directors approved an additional expansion of this stock repurchase program to up to $55 million of the Company’s common shares. During the three and nine months ended September 30, 2024, the Company has repurchased 0.7 million and 1.6 million shares, respectively, of its common stock for a total cost of $25.3 million.

Stock-Based Compensation

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$131	$130	$421	$467
Selling and marketing	399	564	1,261	1,464
Research and development	298	326	795	1,006
General and administrative	668	605	970	5,617
Total stock-based compensation	$1,496	$1,625	$3,447	$8,554

The following table presents the stock activity and the total number of shares available for grant as of September 30, 2024:

(in thousands)
Balance at December 31, 2023	1,059
Options Cancelled	6
Restricted Stock Granted	(214)
Restricted Stock Forfeited	32
Performance Shares Granted	(171)
Balance at September 30, 2024	712

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2023	1,041,452	$9.10	4.22	$3,137,285
Options Granted	-	-
Options Exercised	(355,344)	8.25
Options Forfeited	(5,846)	30.86
Outstanding at September 30, 2024	680,262	$9.36	4.64	$4,617,323
Vested and expected to vest at September 30, 2024	680,248	$9.43	4.64	$4,617,323
Exercisable at September 30, 2024	679,389	$9.42	4.64	$4,617,323

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

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $2.4 million for the nine months ended September 30, 2024.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted as of the grant date. There were no new options granted during the nine months ended September 30, 2024. The total estimated fair value of employee options vested during the nine months ended September 30, 2024 was $1.2 million. As of September 30, 2024, total unrecognized compensation cost related to non-vested stock options granted to employees was less than $0.1 million, which is expected to be recognized over a remaining weighted average vesting period of 0.3 years.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2023	764,942	$14.76
Granted	213,673	17.02
Vested	(323,571)	14.23
Shares forfeited	(31,961)	13.08
Nonvested restricted stock at September 30, 2024	623,083	$15.89

As of September 30, 2024, total unrecognized compensation costs related to the nonvested restricted stock awards was $7.8 million, which will be recognized over a remaining weighted average vesting period of 2.3 years.

Performance-Based Restricted Share Units

As of September 30, 2024, the Company had 253,395 performance-based restricted share units outstanding. On April 1, 2024, the Company granted 171,393 PSUs to certain executives, of which 50% vest based on achievement of defined Company stock price appreciation over the period of April 1, 2024 through May 9, 2025, and 50% vest based on defined Adjusted EBITDA targets for the period commencing on the second fiscal quarter in 2024 through the first fiscal quarter of 2025. The awards granted on April 1, 2024 are also subject to three year service-based vesting periods with the ability to earn and vest into such units ranging from 0% to 200% of the granted PSUs. The remaining 82,002 PSUs outstanding were granted to executives on April 1, 2023 and 2022, and will vest over a three-year period from the respective grant dates based on (i) the amount by which revenue growth exceeds a defined baseline market growth each year and (ii) the achievement of specified tiers of Adjusted EBITDA as a percentage of net revenue each year, with the ability to earn and vest into such units ranging from 0% to 200% of the granted PSUs. As of September 30, 2024, achievement of the performance conditions associated with the outstanding 2024, 2023 and 2022 performance shares was deemed not probable.

Note 11. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands, except per-share data)
Net income (loss)	$3,413	$(3,606)	$(3,956)	$(26,231)

Weighted average common shares outstanding — Basic	20,553	17,345	20,050	17,029
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	111	—	—	—
Dilutive effect of stock options	287	—	—	—
Dilutive effect of warrants	550	—	—	—
Weighted average common shares outstanding — Diluted	21,501	17,345	20,050	17,029
Net income (loss) per share:
Basic	$0.17	$(0.21)	$(0.20)	$(1.54)
Diluted	$0.16	$(0.21)	$(0.20)	$(1.54)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Stock options	66	1,195	818	1,374
Unvested restricted stock awards	316	797	674	855
Warrants	—	550	550	550
Total	382	2,542	2,042	2,779

Note 12. Segment Information

The following table represents total net revenues based on where customers are physically located:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
North America	$73,404	$43,166	$177,556	$116,234
Europe and Middle East	16,913	12,827	39,857	34,414
Asia Pacific	4,046	3,165	9,276	7,936
Total net revenues	$94,363	$59,158	$226,689	$158,584

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

Shareholders Class Action: On August 5, 2013, VTB Holdings, Inc. (“VTBH”) and the Company (f/k/a Parametric Sound Corporation) announced that they had entered into the Merger Agreement pursuant to which VTBH would acquire an approximately 80% ownership interest and existing shareholders would maintain an approximately 20% ownership interest in the combined company (the “Merger”). Following the announcement, several shareholders filed class action lawsuits in California and Nevada seeking to enjoin the Merger. The plaintiffs in each case alleged that members of the Company’s Board of Directors breached their fiduciary duties to the shareholders by agreeing to a merger that allegedly undervalued the Company. VTBH and the Company were named as defendants in these lawsuits under the theory that they had aided and abetted the Company’s Board of Directors in allegedly violating their fiduciary duties. The plaintiffs in both cases sought a preliminary injunction seeking to enjoin closing of the Merger, which, by agreement, was heard by the Nevada court with the California plaintiffs invited to participate. On December 26, 2013, the court in the Nevada case denied the plaintiffs’ motion for a preliminary injunction. Following the closing of the Merger, the Nevada plaintiffs filed a second amended complaint, which made essentially the same allegations and sought monetary damages as well as an order rescinding the Merger. The California plaintiffs dismissed their action without prejudice, and sought to intervene in the Nevada action, which was granted. Subsequent to the intervention, the plaintiffs filed a third amended complaint, which made essentially the same allegations as prior complaints and sought monetary damages. On June 20, 2014, VTBH and the Company moved to dismiss the action, but that motion was denied on August 28, 2014. On September 14, 2017, a unanimous en banc panel of the Nevada Supreme Court granted defendants’ petition for writ of mandamus and ordered the trial court to dismiss the complaint but provided a limited basis upon which plaintiffs could seek to amend their complaint. Plaintiffs amended their complaint on December 1, 2017 to assert the same claims in a derivative capacity on behalf of the Company, as well as in a direct capacity, against VTBH, Stripes Group, LLC, SG VTB Holdings, LLC, and the former members of the Company’s Board of Directors. All defendants moved to dismiss this amended complaint on January 2, 2018, and those motions were denied on March 13, 2018. Defendants petitioned the Nevada Supreme Court to reverse this ruling on April 18, 2018. On June 15, 2018, the Nevada Supreme Court denied defendants’ writ petition without prejudice. The district court subsequently entered a pretrial schedule and set trial for November 2019. On January 18, 2019, the district court certified a class of shareholders of the Company as of January 15, 2014. On October 11, 2019, the parties notified the district court that they had reached a settlement that would resolve the pending action if ultimately approved by the Court. On January 13, 2020, the district court preliminarily approved the settlement between the plaintiffs and all defendants. A final hearing was held on May 18, 2020, wherein the Court approved the settlement and entered final judgment.

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

Employment Litigation: On April 20, 2017, a former employee filed an action in the Superior Court for the County of San Diego, State of California. The complaint alleges claims including wrongful termination, retaliation and various other provisions of the California Labor Code. The complaint seeks unspecified economic and non-economic losses, as well as allegedly unpaid wages, unreimbursed business expenses statutory penalties, interest, punitive damages and attorneys’ fees. The Company filed a cross-complaint against the former employee on May 25, 2017 for certain activities related to his employment with the Company. The matter was tried between September 24, 2021 and October 7, 2021. On October 8, 2021 a jury rendered a unanimous verdict in favor of the Company on the employment claims. The Court granted a directed verdict to the Company on its cross-complaint against the former employee. Judgment was entered in favor of the Company on October 27, 2021. On December 20, 2021, the former employee filed a notice of appeal of the judgment. On November 14, 2023, the court of appeal issued its opinion affirming the judgment in favor of the Company. On the Company’s cross-complaint, the court of appeal directed the Company to elect either punitive or statutory treble damages, but otherwise affirmed. On March 8, 2024, the Superior Court entered an amended judgment in favor of the Company and awarding the Company monetary damages, injunctive relief, attorneys’ fees and costs.

Insolvency Dispute in Germany: On February 15, 2024, TBC Holding Company LLC (“TBCH”), a wholly-owned subsidiary of Turtle Beach Corporation, was served with a lawsuit that was brought to the German Higher Regional Court in Stade by the insolvency administrator of KJE Europe GmbH, a company registered and existing under the laws of Germany. In his complaint, the insolvency administrator claims that TBCH is liable to reimburse any payments received by the TBCH under a certain settlement agreement with KJE Europe GmbH dated June 30, 2020. TBCH filed its statement of defense to the complaint on April 30, 2024 and the insolvency administrator filed his response in a brief on June 11, 2024. A procedural hearing of the case has been scheduled for December 13, 2024. TBCH does not believe the claims have merit and intends to defend itself in this proceeding.

The Company will continue to vigorously defend itself in the foregoing unresolved matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at September 30, 2024 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranty reserve, which are included in accrued liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Warranty, beginning of period	$735	$640	$670	$618
Warranty costs accrued	244	191	727	566
Settlements of warranty claims	(206)	(168)	(624)	(521)
Warranty, end of period	$773	$663	$773	$663

Operating Leases - Right of Use Assets

The Company determines whether an arrangement is a lease at inception. The Company leases office and warehouse spaces that provide for future minimum rental lease payments under non-cancelable operating leases that have remaining lease terms of one year to nine years, and do not contain any material residual value guarantees or material restrictive covenants.

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	September 30, 2024
		(in thousands)
Right-of-use assets	Other assets	$8,576

Lease liability obligations, current	Other current liabilities	$1,786
Lease liability obligations, noncurrent	Other liabilities	7,667
Total lease liability obligations		$9,453
Weighted-average remaining lease term (in years)		4.5
Weighted-average discount rate		8.5%

During the nine months ended September 30, 2024, the Company recognized approximately $1.2 million of lease costs in operating expenses and approximately $1.5 million of operating cash flows from operating leases. During the nine months ended September 30, 204, the Company recorded a right-of-use asset impairment charge of $0.8 million related to the exit of a leased warehouse facility. This charge was recorded within the Acquisition-related cost line within the Condensed Consolidated Statement of Operations.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of September 30, 2024, are as follows:

(in thousands)
2024	$594
2025	2,377
2026	2,329
2027	2,300
2028	1,291
Thereafter	2,036
Total minimum payments	10,927
Less: Imputed interest	(1,474)
Total	$9,453

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2024 (the “Annual Report.”)

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

Business Trends

Turtle Beach operates in an overall $200 billion global games and accessories market. The global gaming audience now exceeds global cinema and music markets with over three billion active gamers worldwide. Gaming peripherals, such as headsets, keyboards, mice, microphones, controllers, and simulation controls are estimated to be an $11.0 billion business globally.

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

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Net revenue	$94,363	$59,158	$226,689	$158,584
Cost of revenue	60,232	41,469	151,696	114,884
Gross profit	34,131	17,689	74,993	43,700
Operating expenses	27,708	20,206	78,394	68,502
Operating income (loss)	6,423	(2,517)	(3,401)	(24,802)
Interest expense	2,712	107	5,082	253
Other non-operating expense, net	252	481	974	799
Income (loss) before income tax	3,459	(3,105)	(9,457)	(25,854)
Income tax expense (benefit)	46	501	(5,501)	377
Net income (loss)	$3,413	$(3,606)	$(3,956)	$(26,231)

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Net Revenue	$94,363	$59,158	$226,689	$158,584
Gross Profit	$34,131	$17,689	$74,993	$43,700
Gross Margin	36.2%	29.9%	33.1%	27.6%

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

Net revenue for the three months ended September 30, 2024 was $94.4 million, a $35.2 million increase from $59.2 million driven by incremental revenue from the PDP acquisition and growth in our product markets.

For the three months ended September 30, 2024, gross margin increased to 36.2%, inclusive of a $0.8 million purchase accounting driven charge to step-up the value of PDP inventory at the time of acquisition and a $1.2 million reserve for ROCCAT inventory on-hand as part of the PC product brand transition to Turtle Beach, from 29.9% in the comparable prior year period. Excluding these two charges, gross margins improved to 38.3% as a result of lower promotional spend and freight costs.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

Net revenue for the nine months ended September 30, 2024 was $226.7 million, a $68.1 million increase from $158.6 million driven by incremental revenue from the PDP acquisition and growth in our product markets.

For the nine months ended September 30, 2024, gross margin increased to 33.1%, inclusive of a $2.1 million purchase accounting driven charge to step-up the value of PDP inventory at the time of acquisition and a $2.8 million reserve for ROCCAT inventory on-hand as part of the PC product brand transition to Turtle Beach, from 27.6% in the comparable prior year period. Excluding these two charges, gross margins improved to 35.2% as a result of lower promotional spend and freight costs

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Selling and marketing	$13,535	$10,583	$36,289	$30,457
Research and development	4,311	4,380	12,802	12,670
General and administrative	6,352	5,243	19,489	25,375
Subtotal operating expenses	24,198	20,206	68,580	68,502
Acquisition-related cost	3,510	—	9,814	—
Total operating expenses	$27,708	$20,206	$78,394	$68,502

Selling and Marketing

Selling and marketing expenses for the three and nine months ended September 30, 2024 totaled $13.5 million and $36.3 million, respectively, compared to $10.6 million and $30.5 million for the three and nine months ended September 30, 2023, respectively, due to incremental intangible assets amortization and operating expenses related to the PDP acquisition, and integration related severance costs.

Research and Development

Research and development costs for the three and nine months ended September 30, 2024 was $4.3 million and $12.8 million, respectively, compared to $4.4 million and $12.7 million for the three and nine months ended September 30, 2023, respectively, which reflects incremental expense related to the PDP acquisition and certain integration related severance partially offset by lower headcount and costs associated with our product portfolio rationalization initiatives.

General and Administrative

General and administrative expenses for the three months ended September 30, 2024 totaled $6.4 million compared to $5.2 million for the three months ended September 30, 2023 reflective of incremental costs from PDP operations and certain professional service costs.

General and administrative expenses for the nine months ended September 30, 2024 totaled $19.5 million compared to $25.4 million for the nine months ended September 30, 2023. Excluding $2.5 million of activism related costs, but inclusive of incremental costs from PDP operations, expenses decreased $3.4 million primarily due to lower severance and non-cash stock-based compensation.

Acquisition-related cost

Acquisition-related costs included costs incurred in connection with acquisitions including professional fees such as legal and accounting along with other certain integration related costs of the acquisition.

Income Taxes

Income tax benefit for the nine months ended September 30, 2024 was ($5.5) million at an effective tax rate of 58.2% compared to income tax benefit for the nine months ended September 30, 2023 of $0.4 million at an effective tax rate of (1.5%). The effective tax rate for the nine months ended September 30, 2024 was primarily impacted the by the reversal of a portion of the Company’s deferred tax asset valuation allowance.

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

Adjusted EBITDA (and a reconciliation to Net income (loss), the nearest GAAP financial measure) for the three and nine months ended September 30, 2024 and September 30, 2023, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Net income (loss)	$3,413	$(3,606)	$(3,956)	$(26,231)
Interest expense (income)	2,712	107	5,082	253
Depreciation and amortization	3,322	1,212	8,104	3,673
Stock-based compensation	1,496	1,625	3,447	8,554
Income tax benefit (1)	46	501	(5,501)	377
Restructuring expense (2)	910	1,104	1,657	1,104
CEO transition related costs (3)	—	—	—	2,874
Acquisition-related cost (4)	3,510	—	9,814	—
Incremental costs on acquired inventory (5)	833	—	2,084	—
Proxy contest and other (6)	26	94	30	1,936
Adjusted EBITDA	$16,268	$1,037	$20,761	$(7,460)

(1)
An income tax benefit of $6.9 million was recorded as a result of the reversal of a portion of the Company’s deferred tax asset valuation allowance.
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
(4)
Business transaction expense includes one-time costs we incurred in connection with acquisitions including warehouse lease impairment, professional fees such as legal and accounting along with other certain integration related costs.
(5)
Costs relate to the step up of acquired finished goods inventory to fair market value as required under purchase accounting. This step up in value over original cost is recorded as a charge to cost of revenue as such inventory is sold.
(6)
Proxy contest and other primarily includes one-time legal and other professional fees associated with proxy challenges presented by certain shareholder activists in 2023.

Liquidity and Capital Resources

Our primary sources of working capital are cash flow from operations and availability of capital under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Nine Months Ended
	September 30,
	2024	2023
	(in thousands)
Cash and cash equivalents at beginning of period	$18,726	$11,396
Net cash provided (used for) by operating activities	(8,553)	7,944
Net cash used for investing activities	(80,686)	(1,924)
Net cash provided by (used for) financing activities	82,665	(5,128)
Effect of foreign exchange on cash	1,651	52
Cash and cash equivalents at end of period	$13,803	$12,340

Operating activities

Cash used for operating activities for the nine months ended September 30, 2024 was $8.6 million, a decrease of $16.5 million as compared to $7.9 million for the nine months ended September 30, 2023. The decrease is primarily the result of certain acquisition-related business costs.

Investing activities

Cash used for investing activities was $80.7 million for the nine months ended September 30, 2024, which was primarily related to the acquisition of the Performance Designed Products business, compared to $1.9 million for the nine months ended September 30, 2023 related to certain capital investments.

Financing activities

Net cash provided by financing activities was $82.7 million during the nine months ended September 30, 2024 compared to net cash used for financing activities of $5.1 million during the nine months ended September 30, 2023. Financing activities during the nine months ended September 30, 2024 consisted primarily of $58.6 million net borrowings, the $50 million term loan and $3.0 million of stock option exercise proceeds, partially offset by $25.3 million of share repurchases, $2.9 million of debt issuance costs and $0.7 million of term loan repayments.

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

Foreign cash balances at September 30, 2024 and December 31, 2023 were $3.8 million and $8.0 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, (iii) and the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.75% to 3.50% for U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50% and letter of credit fees and agent fees. As of September 30, 2024, interest rates for outstanding borrowings were 8.60% for base rate loans and 6.70% for Term SOFR loans.

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

As of September 30, 2024, the Company was in compliance with all financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $21.1 million.

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

The Term Loan Facility (a) matures on March 13, 2027; (b) bears interest at a rate equal to (i) a base rate plus 7.25% per annum for Reference Rate Loans and Secured Overnight Financing Rate (“SOFR”) plus 8.25% per annum for SOFR Loans if the total net leverage ratio is greater than or equal to 2.25x and (ii) a base rate plus 6.75% per annum for Reference Rate Loans and SOFR plus 7.75% per annum for SOFR Loans if the total net leverage ratio is less than 2.25x; and (c) is subject to certain affirmative, negative and financial covenants, including a minimum liquidity covenant and a quarterly total net leverage ratio covenant. As of September 30, 2024, interest rates for outstanding borrowings was 13.11%.

On August 7, 2024, the Company and Blue Torch amended the Term Loan Facility to, among other things, permit the Company to repurchase Company common stock in an aggregate amount not to exceed $30 million prior to March 31, 2025, subject to the satisfaction of certain conditions. The other material terms of the Term Loan Facility were unchanged.

As of September 30, 2024, the Company was in compliance with all financial covenants under the Term Loan Facility.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of September 30, 2024 and December 31, 2023, we did not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of September 30, 2024 and December 31, 2023, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

Item 4 - Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are designed to ensure that (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Principal Executive Officer (or PEO) and our Principal Financial Officer (or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that on March 13, 2024, the Company acquired PDP. United States Securities and Exchange Commission guidance allows companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition. The Company has integrated PDP’s operations into its overall system of internal control over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
July 1-31, 2024	—	$—	—	—
August 1-31, 2024	323,940	$14.84	4,808,876	—
September 1-30, 2024	364,449	$14.61	5,323,310	$21,276,667
Total	688,389	$14.72	10,132,186

Item 5 - Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K) during the three months ended September 30, 2024.

Item 6. Exhibits

3.1	Articles of Incorporation of Turtle Beach Corporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2018).

3.2

Amended and Restated Bylaws of Turtle Beach Corporation, amended and restated as of April 22, 2024 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 23, 2024).

10.1

Amendment No. 1 to Financing Agreement, dated August 7, 2024, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., VTB Holdings, Inc., each other loan party, the lenders from time to time party thereto, and Blue Torch Finance, LLC, as collateral agent and administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 13, 2024).

10.2

Extension Letter Agreement to the Amended and Restated Loan, Guaranty and Security Agreement, dated August 7, 2024, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., Turtle Beach Europe Limited, and Bank of America, N.A., as administrative agent, collateral agent and security trustee for the lenders (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 13, 2024).

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

TURTLE BEACH CORPORATION

Date:	November 7, 2024	By:	/s/ JOHN T. HANSON
John T. Hanson Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)