Form 10-K
period 2024-12-31
Turtle Beach Corp
filed 2025-03-17
CIK 1493761

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-35465

TURTLE BEACH CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-2767540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15822 Bernardo Center Drive, Suite 105 San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

(914) 345-2255

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.001	TBCH	The Nasdaq Global Market

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 was $233,796,750.

The number of shares of Common Stock, $0.001 par value, outstanding on February 28, 2025 was 19,971,117.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Report, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•
The impacts of broader macroeconomic conditions, such as inflation, international trade policies and potential recession concerns on the demand for our products and our ability to adjust our product pricing in response to higher product component, transportation, and logistics costs;
•
The impact of competitive products, technologies and pricing and our ability to respond to the promotional pricing of our competitors;
•
Our dependence on the success and availability of third-party gaming platforms and the release and availability of successful gaming titles;
•
Our dependence on license agreements with third-parties for the sale of some of our products;
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
•
Our liens against substantially all of our working capital assets, including trade accounts receivable, inventories, and intellectual property and related restrictive covenants associated with such loans;
•
Cybersecurity, data security and other information technology risks;
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

Item 1 - Business

Turtle Beach Corporation’s mission is to deliver the ultimate experience to gamers by providing high-quality, high-performance gaming accessories, including headsets, controllers, keyboards, mice, flight and racing simulation hardware, microphones, and more. For 50 years, Turtle Beach® has been a pioneer and key innovator in audio technology, and today it is one of the most recognized brand names in gaming. Headquartered in San Diego, California, Turtle Beach was incorporated in the state of Nevada in 2010, and the Company’s stock is traded on the Nasdaq Global Market under the symbol TBCH.

Per retail sales tracking data from The Circana Group (“Circana”), Turtle Beach has been the market share leader in console gaming headsets for 15-years running with a vast portfolio of headsets designed to be multiplatform compatible with the latest Xbox, PlayStation, and Nintendo consoles, as well as for personal computers (“PCs”) and mobile/tablet devices. Turtle Beach’s PC product portfolio includes PC-specific gaming headsets, keyboards, mice, microphones, and other PC gaming peripherals. In 2021, Turtle Beach expanded its brand beyond gaming headsets and launched its gaming controller product line, as well as gaming flight simulation. In 2024, Turtle Beach acquired Performance Designed Products (“PDP”), another leading gaming accessory brand with a robust slate of products, including gaming controllers/gamepads for all platforms and licensing deals with popular gaming and entertainment properties, including Call of Duty and Fortnite among others. The Company has started the process of transitioning all gaming accessories under its best-selling Turtle Beach brand, with products for consoles and PC, including multiplatform gaming headsets, controllers, mice, keyboards, microphones, and flight/racing simulation accessories under one of the industry’s most recognized and trusted brand names.

Gaming Accessories Business

Turtle Beach launched its first gaming headset and the first ever console gaming headset – the X51 – in 2005 and has gone on to become the leading brand in gaming headsets, as well as a top five overall gaming accessory business in the world. The Company designs and markets a broad assortment of gaming headsets and audio accessories for Xbox, PlayStation, and Nintendo consoles, as well as for PC and mobile/tablet devices. The Company’s 2024 acquisition of PDP, and prior acquisitions of ROCCAT (2019) and Neat Microphones (2021) expanded Turtle Beach Corporation’s reach into the global markets for PC-specific gaming headsets, keyboards, mice, digital/USB and analog/XLR microphones for streamers and content creators, and other gaming accessories. Additionally, in 2021, the Company further expanded its reach beyond gaming headsets with the launch of the first Turtle Beach game controllers for Xbox/PC, as well as flight simulation accessories. In 2024, Turtle Beach entered the racing simulation gaming accessory market with the brand’s first product, VelocityOne™ Race, and its early 2025 add-on, the VelocityOne™ Multi-Shift multifunction shifter and handbrake. Turtle Beach gaming accessories are distributed globally, sold at thousands of storefronts, including major retailers such as Amazon, Argos, Best Buy, GAME, GameStop, Target, and Walmart.

The Turtle Beach brand offers gamers a broad assortment of gaming accessories available at multiple price tiers ranging from lower-cost entry-level ~$20 to ultra-premium $650+. These price tiers correspond to customer profiles, beginning with entry-level gamers and progressing through casual, enthusiast, core, as well as with professional streamers, content creators, and competitive esports gamers. Each successive price tier incorporates higher-level features, comfort, and finish. For example, premium headsets typically include features like larger 50mm speakers, metal headbands, memory foam, powerful amplified 3D surround sound, active noise-cancellation, and Bluetooth connectivity. Additional features include mic monitoring which allows you to hear the volume of your own voice inside your headset, gaming audio presets like bass and/or vocal boost, Turtle Beach’s exclusive Superhuman Hearing® sound setting which delivers a competitive advantage, a removable or flip-to-mute microphone, Turtle Beach’s proprietary ProSpecs™ glasses-friendly technology, and long-lasting rechargeable batteries.

Gaming consoles like the latest Xbox, PlayStation, and Nintendo Switch systems have evolved into full home entertainment hubs, and mobile tablet devices have become mainstream entertainment platforms with gaming on mobile/tablet devices now representing approximately 50% of the global gaming market. Turtle Beach continues to evolve its product portfolio to reflect how content is consumed. While each Turtle Beach headset is designed for a primary platform, such as a specific console or PC model, nearly all can be used with multiple platforms and are compatible with mobile/tablet devices through a standard 3.5mm jack or Bluetooth connectivity. Additionally, Turtle Beach products are often displayed in multiple in-store sections at retailers. This includes platform-specific gaming aisles for Xbox, PlayStation, Nintendo, PC, Virtual Reality (VR), and mobile/tablet products, as well as displayed on in-store kiosks that allow shoppers to experience each headset’s fit, feel, and audio quality, increasing the prominence of the Turtle Beach brand in physical retail locations, as well as online.

Industry Overview

Turtle Beach operates in a nearly $200 billion global games and accessories market. The global gaming audience now exceeds global cinema and music markets with over 3.4 billion active gamers worldwide. Gaming peripherals, such as headsets, controllers, keyboards, mice, microphones, and flight and racing simulation controls are estimated to be an $11 billion business globally.

The console and PC gaming accessory markets are also driven by major game launches and long-running franchises that encourage players to continually buy equipment and accessories. On Xbox, PlayStation, Nintendo Switch, and PC, flagship games like Call of Duty, Destiny, Star Wars: Battlefront, Grand Theft Auto, Battlefield, and battle royale games like Fortnite, Call of Duty Warzone, Apex Legends, and PlayerUnknown’s Battlegrounds, are examples of major franchises that prominently feature online multiplayer modes that encourage player-to-player communication and drive increased demand for gaming headsets, controllers, and more. Many of these established franchises launch new titles annually, leading into the holidays and beyond, and as a result can cause an additional boost to the normally strong holiday sales for gaming accessories. Additionally, some larger franchise games, for example Call of Duty and Fortnite, follow-up with multiple post-launch downloadable content or new content update packs, to keep interest and fan engagement/momentum going for months following a game’s initial release. Many gamers play online where a gaming headset, which includes a microphone, is required because it allows players to communicate with each other in real-time, provides a more immersive experience, and delivers a competitive advantage.

Console Headset Market

In 2024, Turtle Beach was the leading gaming headset manufacturer in the U.S. and other major console markets. Turtle Beach has achieved these global market shares by delivering high-quality products that often include first-to-market innovations, robust features, superior sound, unmatched comfort, and top customer support – all key factors that consumers seek when shopping for a gaming headset.

The global market for console and PC gaming headsets including for consoles and PC is estimated to be approximately $2.9 billion. PlayStation and Xbox consoles continue to be dominant gaming platforms in North America and Europe for games that drive headset usage. Consistent with a historical pattern of major new console launches every 7-8 years, Microsoft and Sony launched their latest consoles, Xbox Series X|S and PlayStation 5, ahead of the 2020 holiday season, and in 2021/2022 demand for the latest Xbox and PlayStation consoles exceeded the available supply for consumers to purchase. In late 2024, Sony introduced the PS5 Pro system. The next Microsoft and Sony consoles are anticipated to launch within the next 2-3 years.

According to Nintendo, as of December 2024, they have sold over 150 million units of its highly popular Nintendo Switch systems since the platform's original release in early 2017. Nintendo continues adding and expanding its library of games, including an increased number of multiplayer chat-enabled games. Nintendo also sells the Nintendo Switch Lite – a follow-on product that offers gamers the hand-held only version of the console, as well as the higher resolution Nintendo Switch OLED Model system. A new Nintendo Switch 2 system is expected in 2025.

Gamepad/Controllers Market

The market for gamepad controllers is estimated to be approximately $3 billion, and shares the same retail footprint and consumer base that Turtle Beach gaming headsets compete in. Controllers now come in various ergonomic shapes, sizes, and colors, as well as for specific types of games, for example, like fighting games like Mortal Kombat and TEKKEN. Gamers can even further customize their controllers with unique thumbsticks and better grips/textures, weights, and more. Game controllers also range in price from ~$40 to $300+ for ultra-premium options, with premium controllers featuring improved materials, cooling, swappable parts, and more. Turtle Beach entered the controllers market in 2021 with the introduction of its wired Recon™ Controller for Xbox and PC. Turtle Beach then launched the lower-cost wired REACT-R™ Controller in 2022, as well as introduced the mobile focused Recon™ Cloud and Atom™ controllers. In 2023, Turtle Beach launched its first wireless controller for Xbox and PC, the premium Stealth™ Ultra, and in 2024, the brand launched the innovative Stealth™ Pivot controller with a groundbreaking rotating button/stick modules design making it attractive for all game types. Turtle Beach’s controllers not only provide the same responsive, high-quality controls as first party controllers, but also offer the brand’s signature gaming audio experience when gamers connect a wired headset to the controller. In 2024, following Turtle Beach’s transformational acquisition of PDP – a leading gaming accessories business with a vast controllers portfolio, Turtle Beach launched the new Riffmaster Wireless Guitar Controller, which gamers can use to play in Fortnite Festival, as well as with Rock Band 4, making Turtle Beach the current leader in the music controllers category, per Circana. Turtle Beach also launched a variety of new controllers, including various Mario and Minecraft-themed wired and wireless controllers for Nintendo Switch systems, Minecraft-themed controllers for Xbox, and Call of Duty and TEKKEN-themed controllers for PlayStation. Turtle Beach’s modular Victrix Pro BFG gamepad controller and Victrix Pro FS Arcade Fight Stick and Victrix Pro KO Leverless Fight Stick are highly rated and well-respected products.

PC Accessories Market

The market for PC gaming mice, keyboards, and microphones is estimated to be approximately $3.9 billion. PC gaming continues to be a main gaming platform in the U.S. and internationally, similarly driven by popular AAA game launches, PC-specific esports leagues, teams, and players, content creators, and influencers, and with the introduction of cross-platform play – where PC gamers can play online against other gamers playing the same game on an Xbox, PlayStation, or Nintendo Switch. While most games are available on multiple platforms, gaming on PC offers advantages including improved graphics, increased speed and precision of mouse/keyboard controls, and the ability for deeper customization. Gaming mice and keyboards are engineered to provide gamers with high-end performance and a superior gaming experience through features such as fast key and button response times, improved materials and build quality, comfortable ergonomic designs, programmable keys and buttons, and software suites to customize and control devices and settings.

PC gaming mice come in a variety of different ergonomic and symmetrical shapes and sizes, are available in both wired and wireless models, offer different optical or laser sensor options and responsiveness, and often feature integrated RGB LED lighting and software to unify the lighting with other devices for a visually consistent PC gaming appearance. Similarly, PC gaming keyboards often deliver a competitive advantage by offering options for ultra-responsive mechanical and optical key switches that feel and sound different, as well as customizable lighting.

Turtle Beach’s PC-specific gaming headsets, keyboards, and mice span price tiers ranging from low-to-high for entry-level to professional gamers, with each successive price tiers adding features and build quality. We seek to infuse differentiation and innovation into our PC products, including our own design for keyboard and mouse switches, innovative RGB LED lighting, and extensive ergonomic design testing and modeling.

Gaming Simulation Accessories Market

The market for gaming simulation accessories is estimated to be approximately $1.2 billion. Flight and racing simulation gaming are more dominant on higher-end PCs able to deliver the most realistic visuals. However, jumps in visual quality made possible in the latest consoles/games have made flight simulation gaming on Xbox and PlayStation more accessible. For example, in 2020 Microsoft redefined the graphics flight sim gamers can expect while playing with the launch of the latest generation of its Flight Sim games and, in subsequent years, Microsoft expanded the game to Xbox Series X|S, Xbox One, and for lower-end gaming PCs, and mobile gaming via Xbox Cloud.

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

Racing simulation gaming follows a similar trajectory as flight simulation gaming. The audience of racing simulation gamers is also niche, dedicated, slightly older and willing to spend more on creating high-end racing simulation setups predominantly on PC, but also on consoles. There’s also a variety of long-running, successful racing game franchises including Forza, Assetto Corsa, and more that allow drivers to get behind the wheel and experience the rush of racing. Typical racing simulation accessories include wheel and pedal setups, swappable steering wheels, shifters, handbrakes and more, ranging in price from lower cost entry-level gear available for a few hundred dollars (~$200), to ultra-premium, high-end custom-built sim racing setups that cost thousands of dollars. Racing simulation fans also regularly create their own content to share with the racing sim community. Turtle Beach introduced its first VelocityOne™ Race racing simulation wheel and pedals setup in 2024, as well as the follow-up add-on VelocityOne Multi-Shift shifter/handbrake in early 2025, with additional racing simulation products in development and heading for future 2025 launches.

Business Strategy

Turtle Beach will build further on the brand’s awareness, innovation, superior audio technology and high-quality products, and further promote and expand the brand in certain geographic regions to increase sales and profitability. The Company's strategy focuses on the following:

•
Continue to Advance Our Turtle Beach Brand. We believe Turtle Beach’s reputation among gamers is a competitive advantage, and that our success is attributable to our emphasis on creating the highest quality, most innovative products, and leveraging our extensive global distribution footprint to deliver these products to more gamers around the world.

We continue to invest the resources necessary to maintain and expand our capability to manufacture multiple product lines that incorporate the latest technologies, resulting in more products serving more price tiers. We will continue to advance the best-selling Turtle Beach gaming audio business forward with new headsets like the Stealth Pro, Atlas Air, and latest Stealth 700 and Stealth 600 models and will continue expanding our game controllers and gaming simulation accessory markets with products like the Stealth™ Ultra and Stealth Pivot, and Victrix Pro BFG controllers and Victrix Pro fight sticks, and additional VelocityOne™ fight and racing simulation accessories.

•
Continued Product Line Expansion and Revenue Growth in Controllers/Simulation Markets. We intend to increase our available markets by continuing to develop internally, or through partnerships or acquisitions, products in new gaming accessory categories outside console gaming headsets – the market Turtle Beach has led for the past 15 years, like game controllers and gaming simulation.

In March 2024, Turtle Beach announced the transformational acquisition of Performance Designed Products that combined two leading gaming accessory companies with industry-leading teams, significant product momentum and proven track records of delivering profitable growth. This acquisition substantially increased the Company's product portfolio, including the brand’s reach into the controller category with PDP’s leading game controllers.
•
Targeted Geographic Expansion. We will continue efforts for further growth, specifically in select markets as the Company looks to deliver Turtle Beach products to an even wider audience of global gamers in 2025 and beyond.
•
Sustainable Products. Our investment in sustainable products is an ongoing and continued focus for Turtle Beach. In 2022, Turtle Beach transitioned to using sustainable sourced paper packaging materials for the majority of gaming headsets and eliminated most plastics from packaging. In March 2023, we launched the Stealth 600 Gen 2 MAX Teal & Pink colorways as our first carbon neutral products, as well as partnered with Climate Impact Partners’ Million Mangroves program, where we contribute to helping develop new mangrove forests which help combat carbon. In 2024, we began using post-consumer recycled (PCR) resins in the manufacturing of parts of our Stealth 600 Gen 3 headsets.

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

Intellectual Property

We operate in an industry where innovation, investment in new ideas, and protection of resulting intellectual property rights are critical to success. With a 50-year history as pioneers in PC and gaming audio, Turtle Beach has a substantial base of IP assets with over 400 patents on current and future product development.

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

Retail Distribution

Our products are sold in over 40 countries by retailers such as Amazon, Argos, Best Buy, GameStop, Target, and Walmart. We often have a broader assortment and more shelf space than competitors at video game and electronics retailers, which we believe reinforces the brand’s authenticity with gaming enthusiasts, and our presence in mass channel retailers enable the brand to reach a wider audience of casual gamers. Our established presence on Amazon and other online retail sites, and positive consumer product ratings on those sites, increases the search visibility of our products and helps to influence both online and in-store sales.

Turtle Beach Europe Limited (“TB Europe”), located in the U.K., serves as a primary sales office for the European market and has strengthened our international operations with support for sales, marketing, customer service and distribution.

Our websites, TurtleBeach.com and PDP.com, are important focal points for our product sales and marketing efforts, serving as destinations for consumers to learn about the brands and products, and as a place to maintain ongoing interactivity. Information contained on our websites is not incorporated by reference herein unless specifically stated therein.

Customers

Our business customer base is comprised primarily of large retailers and distributors, both domestic and international. In 2024, net sales to our major market channels consisted of $242.4 million to North American retail customers, $96.2 million to European customers, $19.1 million to North American distributors and $15.3 million to other customers.

Our five largest individual customers accounted for approximately 69% of our gross sales in 2024, 69% of our gross sales in 2023, and 67% of our gross sales in 2022. During 2024, our three largest customers - Walmart, Amazon, Best Buy - each accounted for between 10% to 25% of our consolidated gross sales.

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

Human Capital

As of December 31, 2024, Turtle Beach had 300 employees, of which 262 were full-time salaried employees, with the remaining being contracted employees.

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

We maintain a highly collaborative company culture in which team members feel a sense of pride, and that their input is sought after and valued. We believe our culture is a long-term competitive advantage for us, fuels our ability to execute, and is a critical underpinning of our employee talent strategy.

We’re further committed to developing team members professionally by leveraging our Intellectual Capital (IC) process. The IC process includes constructive reviews and various talent and leadership development initiatives conducted by the management team and provided throughout an employee’s career.

We conduct anonymous employee culture surveys annually to monitor employee engagement and satisfaction, while identifying matters that need to be addressed. We take pride in our strong team member satisfaction, and we continuously seek to ensure our employees feel valued and proud to be a part of the Turtle Beach team.

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

We are exposed to inflationary pressures affecting our costs and demand for the products we sell. In recent years, our business has been affected by global supply chain constraints and unfavorable changes in economic or political conditions in the countries and markets where we operate, resulting in heightened inflationary cost pressures. Such inflationary pressures have also been and could continue to be exacerbated by higher oil prices, geopolitical turmoil (including the ongoing conflicts between Russia and Ukraine and in Israel, Palestine and surrounding areas), increased logistics costs and economic policy actions and could lead to a recessionary environment. Additionally, rapid changes in U.S. trade policy, such as the imposition of additional tariffs and trade barriers, as well as potential retaliatory measures taken by other governments, could increase the costs of our products, product components and raw materials, and adversely affect our results of operations. Further adverse changes in interest rates have led to and could lead to further increases in our borrowing costs over time.

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

We face a number of risks related to supply chain management and logistics with respect to our products. We experienced, and may in the future continue to experience, supply or labor shortages or other disruptions to our supply chain or logistics, which could result in shipping delays and increased costs, each of which could negatively impact our results, operations, product development, and sales. The extent and duration of the impact of these challenges are subject to numerous factors, including behavioral changes, wage and price costs, adoption of new or revised regulations, geopolitical turmoil and broader macroeconomic conditions.

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

Shipment of our products subjects us to risk of product theft and loss. The strong demand for our products and the availability to resell stolen goods via resale marketplaces such as Amazon or eBay, makes our products a target for theft. We have experienced and may continue to experience theft of our products while they are being shipped to our customers. Such theft results in inventory losses and can affect our relationships with our customers, which could have an adverse effect on our business, results of operations and financial condition.

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

In particular, certain of our products have a number of components and subassemblies produced by outside suppliers. In addition, for certain of these items, we qualify only a single source of supply with long lead times, which can magnify the risk of shortages or result in excess supply or decrease our ability to negotiate price with our suppliers. Also, if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased. Each of these factors could have an adverse effect on our business, results of operations, financial condition and liquidity.

In addition, the ongoing effectiveness of our supply chain is dependent on the timely performance of services by third parties shipping products and materials to and from our warehouse facilities and other locations. The factors that can adversely affect aspects of our supply chain include, but are not limited to, interruptions and disruptions to the delivery capabilities of our third-party shipping partners, fluctuating transportation costs, delays in the delivery of shipments, increased inventory loss due to organized crime, theft or damage, and adverse weather conditions. If we encounter problems with these shipments, our ability to meet retailer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected and we may be required to incur materially higher costs for shipping, including air freight. We have experienced and may in the future experience disruptions in our supply chain as a result of the failure of third parties to meet our standards or commitments. If we fail to manage risks affecting our supply chain capabilities, we could experience a material adverse impact on our business, results of operations, financial condition and liquidity.

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

During 2024, our five largest retail customers accounted for approximately 69% of our gross sales in the aggregate. The loss of, or financial difficulties experienced by, any of these or any of our other significant customers, including as a result of the bankruptcy of a customer, could have a material adverse effect on our business, results of operations, financial condition and liquidity. We do not have long-term agreements with these or other significant customers and our agreements with these customers do not require them to purchase any specific amount of products. Many of our customers generally purchase from us on a purchase order basis. As a result, agreements with respect to pricing, returns, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each customer. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. In addition, the uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based in part on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls or ensure adequate product supply to meet customer demand. In addition, financial difficulties experienced by a significant customer could increase our exposure to uncollectible receivables and the risk that losses from uncollected receivables exceed the reserves we have set aside in anticipation of this risk or limit our ability to continue to do business with such customers.

If our marketing efforts do not effectively raise the recognition and reputation of our brands, we may not be able to successfully implement our gaming accessory growth strategy.

We believe that our ability to extend the recognition and favorable perception of our brand is critical to implement our gaming accessory growth strategy, which includes maintaining our strong position in console gaming headsets and building our brand recognition and product appeal in controllers, simulation and PC gaming headsets, keyboards, and mice as well as in additional new categories over time. These efforts cause us to incur significant marketing costs; however, these expenditures may not result in an increase in net sales that is sufficient to cover such costs.

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

Relationships with new and established influencers, athletes and esports teams have been, and will continue to be, important to our success. We rely on these partners to assist us in generating increased acceptance and use of our product offerings. We have established a number of these relationships, and our growth depends in part on establishing new relationships and maintaining existing ones. Certain partners may not view their relationships with us as significant to their own businesses, and they may reassess their commitment to us or decide to partner with our competitors in the future. We cannot guarantee that any partner will perform their obligations as agreed or that we will be able to specifically enforce any agreement with them. If any partner does not perform consistent with our agreements, we may be subject to negative or adverse publicity and other reputational risks, including the risk of unfavorable perception on social media or other platforms. Additionally, our failure to maintain and expand these relationships may adversely impact our future revenue.

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

•
political and economic instability, including wars (such as the ongoing conflicts between Russia and Ukraine and in the Middle East), terrorism, political unrest, boycotts, curtailment of trade and other business restrictions, any of which could materially and adversely affect our net sales and results of operations;
•
public health issues, such as a widespread outbreak of an illness, pandemic, communicable disease, or any other public health crisis that results in economic or trade disruptions, including the disruption of global supply chains; and
•
natural disasters or adverse or extreme weather conditions.

Any of these factors could reduce our net sales, decrease our gross margins, increase our expenses or reduce our profitability. Should we establish our own operations in international territories where we currently rely on distributors, we will become subject to greater risks associated with operating outside of the United States.

The electronics industry in general has historically been characterized by a high degree of volatility and is subject to substantial and unpredictable variations resulting from changing business cycles. Our operating results will be subject to fluctuations based on general economic conditions, and in particular conditions that impact discretionary consumer spending. Downturns in the worldwide economy could adversely affect our business. We have and could experience a reduction in demand for our products or a lengthening of consumer replacement schedules for our products. Reduced demand for these products could result in further decreases in our average selling prices and product sales. A deterioration of current conditions in worldwide credit markets could limit our ability to obtain financing. A lack of available credit in financial markets may adversely affect the ability of our commercial customers to finance purchases and operations and could result in a decrease in orders or spending for our products as well as create supplier disruptions. We are unable to predict the likely duration and severity of any adverse economic conditions and disruptions in financial markets and the effects they will have on our business and its financial condition. Difficult economic conditions may also result in a higher rate of losses on our accounts receivable due to defaults or bankruptcies. As a result, a downturn in the worldwide economy could have a material adverse effect on our business, results of operations or financial condition.

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

In connection with preparing the financial statements as of and for the year ended December 31, 2024, we identified material weaknesses in our internal controls related to revenue recognition including deficiencies in the design and implementation of certain controls over our supply chain, particularly with respect to controls to timely detect and prevent the misappropriation of inventory that was in-transit to customers and management oversight of our third-party ordering process service provider. These design deficiencies resulted in the failure to timely detect and prevent the misappropriation of $3.4 million of inventory that was in-transit to customers for the twelve months ended December 31, 2024. These material weaknesses in our internal controls did not result in any material misstatements in these financial statements or omissions in our previously reported financial statements.

If we are not able to remediate any identified material weakness or otherwise comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identifies further deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline and we could be subject to sanctions, investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, or shareholder litigation.

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

We rely on various intellectual property rights, including patents, trademarks, trade secrets and trade dress to protect our Turtle Beach and PDP brand names, reputation, product appearance, and technology. Although we have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with selected parties with whom we conduct business to limit access to and disclosure of our proprietary information, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of that intellectual property or deter independent third-party development of similar technologies. Monitoring the unauthorized use of proprietary technology and trademarks is costly, and any dispute or other litigation, regardless of outcome, may be costly and time consuming and may divert the attention of management and key personnel from our business operations. The steps taken by us may not prevent unauthorized use of proprietary technology or trademarks. Many features of our products are not protected by patents; we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could adversely affect our financial results.

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

While the Company believes it currently has the necessary licenses, or can obtain the necessary licenses to produce compatible products, Microsoft, Nintendo, Sony and other third-party gaming platform manufacturers may control or limit our ability to manufacture headsets compatible with their platforms, and could cause unanticipated delays in the release of our products as well as increases to projected development, manufacturing, licensing, marketing or distribution costs, any of which could negatively impact our business.

We are dependent on license agreements with third-parties for the sale of some of our products.

We expect to generate significant revenue from the sale of products manufactured under license agreements which grant us the right to use third-party intellectual property and branding in the marketing of such products. Our license agreements typically provide that our licensors own the intellectual property rights used in the branding and marketing of the products designed and sold under the license. As a result, upon termination of such a license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors.

The termination or failure to renew one or more of these third-party license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.

Risks Related to Liquidity

We depend upon the availability of capital under our revolving credit facility and term loan to finance our operations. Any additional financing that we may need may not be available on favorable terms, or at all.

In addition to cash flow generated from operations, we have financed our operations with a credit facility (the “Credit Facility”) from Bank of America, N.A. (“Bank of America”) and a term loan (the “Term Loan Facility”) provided by Blue Torch Finance, LLC (“Blue Torch”). If we are unable to comply with the financial and other covenants contained in the Credit Facility and Term Loan Facility (the documents containing such covenants, the “Loan Documents”)and are unable to obtain a waiver under the Loan Documents for such default,

Bank of America or Blue Torch may declare any outstanding borrowings under the Credit Facility or Term Loan Facility, as applicable, immediately due and payable. Such an event would have an immediate and material adverse effect on our business, results of operations, and financial condition. We could be required to obtain additional financing from other sources, and we cannot predict whether or on what terms, if any, additional financing might be available. If we were required to seek additional financing and were unable to obtain it, we might need to change our business and capital expenditure plans, which may have a materially adverse effect on our business, financial condition and results of operations. In addition, any debt under the Credit Facility and Term Loan Facility could make it more difficult to obtain other debt financing in the future.

The Loan Documents contain certain financial covenants and other restrictions that we are obligated to maintain. If we violate any of these covenants and are unable to timely cure such violation or obtain a waiver from our lenders, we would be in default under the applicable Loan Documents. These covenants include restrictions that limit our ability, among other things, to incur certain additional indebtedness; pay dividends and repurchase stock; make certain investments and other payments; enter into certain mergers or consolidations; undergo certain changes of control of our Company or Board of Directors; engage in sale and leaseback transactions and transactions with affiliates; and encumber and dispose of assets. These covenants also require us to maintain certain financial ratios and EBITDA levels during specified periods

If a default occurs under any of our Loan Documents and is not timely cured or waived, Bank of America or Blue Torch, as applicable could seek remedies against us, including termination or suspension of obligations to make loans and issue letters of credit, and acceleration of amounts then outstanding under the applicable Loan Documents. No assurance can be given that we will be able to maintain compliance with these covenants in the future.

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

The Loan Documents provide our lenders with liens against substantially all of our working capital assets, including trade accounts receivable, inventories, and intellectual property and contain certain restrictions on our ability to take certain actions.

We have granted Bank of America and Blue Torch liens against substantially all of our working capital assets, including trade accounts receivable, inventories and our intellectual property. The respective priorities of the security interests securing the Credit Facility and Term Loan Facility are governed by an intercreditor agreement between Bank of America and Blue Torch. Failure to comply with the operating restrictions or financial or other covenants in the Loan Documents could result in a default which could cause the lenders to accelerate the timing of payments and exercise their lien on substantially all of our working capital and other assets.

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
•
the announcement and integration of any acquisitions we may make;
•
the operating and stock price performance of other comparable companies;
•
factors outside our control affecting interactive gaming, entertainment and/or technology companies generally;
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

We continually evaluate and monitor developments with respect to new and proposed laws, regulations, standards and rules and the enforcement thereof and cannot predict or estimate the amount of the additional costs we may incur due to these laws, regulations, standards and rules or the timing of such costs. Further, there may be additional changes in United States federal laws and the enforcement thereof under the new presidential administration. Any such new or changed laws, regulations, standards and rules may be subject to varying interpretations and as a result, their application in practice may evolve over time as new guidance is provided by regulatory authorities and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory authorities or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and we may be harmed.

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

Our ability to set and achieve ESG goals and initiatives is subject to numerous risks including, among others: (a) the availability and cost of limiting, eliminating or tracking our use of carbon-based energy sources and technologies, (b) evolving regulatory requirements affecting ESG standards or disclosures, including those related to greenhouse gas emissions tracking and disclosure, (c) our ability to partner with providers that can meet our sustainability, diversity, and other standards, (d) our ability to recruit, develop, and retain diverse talent, (e)

the impact of our organic growth and acquisitions or dispositions of businesses or operations on our ESG goals, and (f) customers’ actual demand for ESG-oriented product offerings, which may be more expensive and less available than other options.

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

On March 13, 2024, we entered into the Fourth Amendment to our Credit Facility. Among other things, the Fourth Amendment provided for: (a) our acquisition of PDP; (b) the revision of the calculation of the U.S. Borrowing Base (as defined in the Credit Agreement) to include certain acquired assets of PDP equal to the lesser of (i) the sum of the Project Tide Accounts Formula Amount and the Project Tide Inventory Formula Amount (each as defined in the Fourth Amendment), (ii) $15,000,000, and (iii) 30% of the aggregate Revolver Commitments; (c) the extension of the maturity date of the Credit Facility from April 1, 2025 to March 13, 2027; and (d) updates to the interest rate and margin terms such that the loans will bear interest at a rate equal to (1) the Secured Overnight Financing Rate (“SOFR”), (2) the U.S. Base Rate, (3) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, and (4) the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% and 2.50% for Base Rate Loans and 1.75% and 3.50% for Term SOFR Loans, SONIA Rate Loans and EUIBOR Loans.

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

Item 2 – Properties

The table below describes our principal facilities as of December 31, 2024. Each of these facilities is leased. We believe our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial conditions.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Expiration Date of Lease
White Plains	NY	Administration	15,800	2031
San Diego	CA	Corporate Headquarters	16,150	2029
New Taipei City	TW	Administration	14,800	2025
Basingstoke	U.K.	Administration	7,030	2032

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

Insolvency Dispute in Germany: On February 15, 2024, TBC Holding Company LLC (“TBCH”), a wholly-owned subsidiary of Turtle Beach Corporation, was served with a lawsuit that was brought to the German Higher Regional Court in Stade by the insolvency administrator of KJE Europe GmbH, a company registered and existing under the laws of Germany. In his complaint, the insolvency administrator claims that TBCH is liable to reimburse any payments received by the TBCH under a certain settlement agreement with KJE Europe GmbH dated June 30, 2020. On February 28, 2025, the Court ruled in favor of the insolvency administrator holding that TBCH was liable for EUR 1.4 million plus interest and costs. This amount has been recorded in other liabilities on the consolidated financial statements. TBCH continues to believe the claims do not have merit and intends to appeal the judgment.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2024 for contingent losses associated with these matters unless otherwise disclosed above based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “TBCH.” The number of holders of record of common stock at February 28, 2025 was 937.

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

The following graph shows a comparison from December 31, 2019 through December 31, 2024 of the cumulative total return assuming a $100 investment in our common stock, the S&P 500 Index and the S&P 500 Consumer Durables Index. In accordance with the rules of the Securities and Exchange Commission, the returns are indexed to a value of $100 at December 31, 2019 and assume that all dividends, if any, were reinvested. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

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

Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

On April 9, 2019, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. On April 1, 2021, the Board of Directors approved an extension and expansion of this stock repurchase program up to $25.0 million of its common shares, expiring April 9, 2023. On March 3, 2023, the Company’s Board of Directors approved a two-year extension of this stock repurchase plan. On April 9, 2024, the Board of Directors approved an additional expansion of this stock repurchase program to up to $55.0 million of the Company’s common shares.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
October 1 - 31, 2024	162,278	$15.01	162,278	—
November 1 - 30, 2024	—	$—	—	—
December 1 - 31, 2024	—	$—	—
Total	162,278	$15.01	162,278	$18,841,094

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Report for disclosure relating to our equity compensation plans. Such information will be included in our Proxy Statement or an amendment to this Report, which is incorporated herein by reference.

Item 6 – [Reserved]

rItem 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2024.

Turtle Beach Corporation (herein referred to as the “Company,” “we,” “us,” or “our”), headquartered in San Diego, California, and incorporated in the state of Nevada in 2010, is a premier audio technology company with expertise and experience in developing, commercializing, and marketing innovative products across a range of large addressable markets under the Turtle Beach® brand. In 2021, Turtle Beach expanded its brand beyond gaming headsets and launched its gaming controller product line, as well as gaming flight simulation and racing simulation accessories. In 2024, Turtle Beach acquired Performance Designed Products (“PDP”), another leading gaming accessory brand with a robust slate of products, including gaming controllers/gamepads for all platforms and licensing deals with popular gaming and entertainment properties, including Call of Duty and Fortnite among others. The Company has started the process of transitioning all gaming accessories under its best-selling Turtle Beach brand, with products for consoles and PC, including multiplatform gaming headsets, controllers, mice, keyboards, microphones, and flight/racing simulation accessories under one of the industry’s most recognized and trusted brand names.

Business Trends

Console Headset Market

Turtle Beach is a leading gaming headset manufacturer in the U.S. and globally. Turtle Beach delivers high-quality products that often include first-to-market innovations, robust features, superior sound, unmatched comfort, and top customer support – all key factors that consumers seek when shopping for a gaming headset.

The global market for console and PC gaming headsets including for consoles and PC is estimated to be approximately $2.9 billion. PlayStation and Xbox consoles continue to be dominant gaming platforms in North America and Europe for games that drive headset usage. Consistent with a historical pattern of major new console launches every 7-8 years, Microsoft and Sony launched their latest consoles, Xbox Series X|S and PlayStation 5, ahead of the 2020 holiday season, and in 2021/2022 demand for the latest Xbox and PlayStation consoles exceeded the available supply for consumers to purchase. In late 2024, Sony introduced the PS5 Pro system. The next Microsoft and Sony consoles are anticipated to launch within the next 2-3 years.

According to Nintendo, as of December 2024, they have sold over 150 million units of its highly popular Nintendo Switch systems since the platform's original release in early 2017. Nintendo continues adding and expanding its library of games, including an increased number of multiplayer chat-enabled games. Nintendo also sells the Nintendo Switch Lite – a follow-on product that offers gamers the hand-held only version of the console, as well as the higher resolution Nintendo Switch OLED Model system. A new Nintendo Switch 2 system is expected in 2025.

Gamepad/Controllers Market

The market for gamepad controllers is estimated to be approximately $3 billion, and shares the same retail footprint and consumer base that Turtle Beach gaming headsets compete in. Controllers now come in various ergonomic shapes, sizes, and colors, as well as for specific types of games, for example, like fighting games like Mortal Kombat and TEKKEN. Gamers can even further customize their controllers with unique thumbsticks and better grips/textures, weights, and more. Game controllers also range in price from ~$40 to $300+ for ultra-premium options, with premium controllers featuring improved materials, cooling, swappable parts, and more. Turtle Beach entered the controllers market in 2021 with the introduction of its wired Recon™ Controller for Xbox and PC. Turtle Beach then launched the lower-cost wired REACT-R™ Controller in 2022, as well as introduced the mobile focused Recon™ Cloud and Atom™ controllers. In 2023, Turtle Beach launched its first wireless controller for Xbox and PC, the premium Stealth™ Ultra, and in 2024, the brand launched the innovative Stealth™ Pivot controller with a groundbreaking rotating button/stick modules design making it attractive for all game types. Turtle Beach’s controllers not only provide the same responsive, high-quality controls as first party controllers, but also offer the brand’s signature gaming audio experience when gamers connect a wired headset to the controller. In 2024, following Turtle Beach’s transformational acquisition of PDP – a leading gaming accessories business with a vast controllers portfolio, Turtle Beach launched the new Riffmaster Wireless Guitar Controller, which gamers can use to play in Fortnite Festival, as well as with Rock Band 4, making Turtle Beach the current leader in the music controllers category, per Circana. Turtle Beach also launched a variety of new controllers, including various Mario and Minecraft-themed wired and wireless controllers for Nintendo Switch systems, Minecraft-themed controllers for Xbox, and Call of Duty and TEKKEN-themed controllers for PlayStation. Turtle Beach’s modular Victrix Pro BFG gamepad controller and Victrix Pro FS Arcade Fight Stick and Victrix Pro KO Leverless Fight Stick are highly rated and well-respected products.

PC Accessories Market

The market for PC gaming mice, keyboards, and microphones is estimated to be approximately $3.9 billion. PC gaming continues to be a main gaming platform in the U.S. and internationally, similarly driven by popular AAA game launches, PC-specific esports leagues, teams, and players, content creators, and influencers, and with the introduction of cross-platform play – where PC gamers can play online against other gamers playing the same game on an Xbox, PlayStation, or Nintendo Switch. While most games are available on multiple platforms, gaming on PC offers advantages including improved graphics, increased speed and precision of mouse/keyboard controls, and the ability for deeper customization. Gaming mice and keyboards are engineered to provide gamers with high-end performance and a superior gaming experience through features such as fast key and button response times, improved materials and build quality, comfortable ergonomic designs, programmable keys and buttons, and software suites to customize and control devices and settings.

PC gaming mice come in a variety of different ergonomic and symmetrical shapes and sizes, are available in both wired and wireless models, offer different optical or laser sensor options and responsiveness, and often feature integrated RGB LED lighting and software to unify the lighting with other devices for a visually consistent PC gaming appearance. Similarly, PC gaming keyboards often deliver a competitive advantage by offering options for ultra-responsive mechanical and optical key switches that feel and sound different, as well as customizable lighting.

Turtle Beach’s PC-specific gaming headsets, keyboards, and mice span price tiers ranging from low-to-high for entry-level to professional gamers, with each successive price tiers adding features and build quality. We seek to infuse differentiation and innovation into our PC products, including our own design for keyboard and mouse switches, innovative RGB LED lighting, and extensive ergonomic design testing and modeling.

Gaming Simulation Accessories Market

The market for gaming simulation accessories is estimated to be approximately $1.2 billion. Flight and racing simulation gaming are more dominant on higher-end PCs able to deliver the most realistic visuals. However, jumps in visual quality made possible in the latest consoles/games have made flight simulation gaming on Xbox and PlayStation more accessible. For example, in 2020 Microsoft redefined the graphics flight sim gamers can expect while playing with the launch of the latest generation of its Flight Sim games and, in subsequent years, Microsoft expanded the game to Xbox Series X|S, Xbox One, and for lower-end gaming PCs, and mobile gaming via Xbox Cloud.

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

Racing simulation gaming follows a similar trajectory as flight simulation gaming. The audience of racing simulation gamers is also niche, dedicated, slightly older and willing to spend more on creating high-end racing simulation setups predominantly on PC, but also on consoles. There’s also a variety of long-running, successful racing game franchises including Forza, Assetto Corsa, and more that allow drivers to get behind the wheel and experience the rush of racing. Typical racing simulation accessories include wheel and pedal setups, swappable steering wheels, shifters, handbrakes and more, ranging in price from lower cost entry-level gear available for a few hundred dollars (~$200), to ultra-premium, high-end custom-built sim racing setups that cost thousands of dollars (~$3k-$15k). Racing simulation fans also regularly create their own content to share with the racing sim community. Turtle Beach introduced its first VelocityOne™ Race racing simulation wheel and pedals setup in 2024, as well as the follow-up add-on VelocityOne Multi-Shift shifter/handbrake in early 2025, with additional racing simulation products in development and heading for future 2025 launches.

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

The Results of Operations and Sources and Uses of Cash, for the years ended December 31, 2023 and 2022 and as compared to the years ended December 31, 2022 and 2021, respectively, has been previously disclosed in Item 7 of our 2023 Annual Report on Form 10-K and in Item 7 of our 2022 Annual Report on Form 10-K, and are incorporated herein by reference.

Results of Operations

Management Overview

In 2024, we acquired Performance Designed Products (“PDP”), another leading gaming accessory brand with a robust slate of products, including gaming controllers/gamepads for all platforms and licensing deals with popular gaming and entertainment properties. As a result of the advantages of increased scale and diversification, Turtle Beach experienced robust revenue growth, driven by increased demand for our leading gaming accessories and the benefits of our expanded portfolio.

During 2024, primarily due to the PDP acquisition, revenues grew to $372.8 million, with strong revenue growth in headsets and controllers. This level of growth continues to be driven by the ongoing success of our portfolio and strong sales of groundbreaking products like the Stealth 700 Gen 3 wireless headset, a premium multi-platform headset using our unique cross-play technology

As a result of the execution against our strategic pillars and ongoing cost management initiatives, the overall operating environment improved throughout the year, demonstrated by improved gross profits and net income due to higher operating leverage on higher revenue levels. Looking forward, in addition to the acquisition cost synergies, we anticipate that there are long-term revenue synergies due to our enhanced product lineups and strong customer relationships that will drive our brands to continue leading gaming accessories categories with new, innovative console gaming headsets and controllers.

The following table sets forth the Company’s statements of operations for the periods presented:

	Year Ended
	December 31,
	2024	2023	2022
	(in thousands)
Net revenue	$372,766	$258,122	$240,166
Cost of revenue	243,784	182,618	190,979
Gross profit	128,982	75,504	49,187
Gross margin	34.6%	29.3%	20.5%

Operating expenses	108,953	91,947	100,667
Operating income (loss)	20,029	(16,443)	(51,480)
Interest expense, net	8,068	504	1,220
Other non-operating expense, net	1,289	394	1,753
Income (loss) before income tax	10,672	(17,341)	(54,453)
Income tax expense (benefit)	(5,511)	338	5,093
Net income (loss)	$16,183	$(17,679)	$(59,546)

Net Revenue and Gross Profit

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

Net revenue for the year ended December 31, 2024 was $372.8 million, an $114.8 million, or 44.5%, increase from $258.1 million in the prior year period primarily driven by incremental revenue from the PDP acquisition.

For the year ended December 31, 2024, gross profit as a percentage of net revenue increased to 34.6%, inclusive of a $2.1 million purchase accounting driven charge to step-up the value of PDP inventory at the time of acquisition, compared to 29.3% in the comparable prior year period, as a result of higher revenue and improved operating leverage from the PDP acquisition.

In-Transit Inventory Loss

One of the Company’s third-party logistics providers experienced a loss of Turtle Beach inventory during the fourth quarter of 2024 while in transit to one of the Company’s customers which impacted the result of operations for the twelve months ended December 31, 2024. The Company recorded the loss of inventory in the amount of $3.4 million within “Cost of revenue” on the consolidated statement of operations. The Company is pursuing recovery of the value of this inventory, as well as other consequential damages, and has filed claims with its insurance carriers, although there can be no assurance as to what amount ultimately will be recovered, if any. While investigations are ongoing with law enforcement, Turtle Beach and the logistics provider have taken actions to mitigate the risk of future similar inventory losses.

Operating Expenses

	Year Ended
	December 31,
	2024	2023	2022
	(in thousands)
Selling and marketing	$52,429	$43,489	$47,090
Research and development	17,304	17,137	19,123
General and administrative	28,388	31,321	32,558
Subtotal operating expenses	98,121	91,947	98,771
Acquisition integration costs	10,832	—	—
Intangible asset impairment	—	—	1,896
Total operating expenses	$108,953	$91,947	$100,667

Selling and Marketing

Selling and marketing expense for the year ended December 31, 2024 totaled $52.4 million, or 14.1% as a percentage of net revenue, compared to $43.5 million, or 16.8% as a percentage of net revenue, for the prior year. This increase in expense was primarily due to incremental intangible assets amortization and operating expenses related to the PDP acquisition, and certain integration related severance costs.

Research and Development

Research and development expense for the year ended December 31, 2024, was $17.3 million compared to $17.1 million for the year ended December 31, 2023.

General and Administrative

General and administrative expenses for the year ended December 31, 2024 decreased $2.9 million to $28.4 million compared to $31.3 million for the year ended December 31, 2023 primarily due to lower stock-based compensation and employee expenses partially offset by increased professional service costs.

Acquisition Integration Costs

Acquisition related costs include one-time costs incurred in connection with the PDP acquisition including warehouse lease impairment, professional fees, such as legal and accounting, along with other certain integration related costs.

Income Taxes

Income tax benefit for the year ended December 31, 2024 was $5.5 million at an effective tax rate of (51.6)% compared to income tax expense of $0.3 million for the year ended December 31, 2023 at an effective tax rate of (1.9%). The effective tax rate was primarily impacted by the reversal of a portion of the Company’s deferred tax asset valuation allowance associated with the deferred tax liabilities established on PDP’s intangible assets.

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

Adjusted EBITDA

Adjusted EBITDA (and a reconciliation to Net income (loss), the nearest GAAP financial measure) for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended
	December 31,
	2024	2023	2022
	(in thousands)
Net income (loss)	$16,183	$(17,679)	$(59,546)
Interest expense	8,068	504	1,220
Depreciation and amortization	11,391	4,839	5,816
Stock-based compensation (1)	6,172	11,983	7,984
Income tax benefit (2)	(5,511)	338	5,093
Impairment charge (3)	—	—	1,896
Restructuring expense (4)	1,967	1,061	556
CEO transition related costs (5)	—	2,874	—
Acquisition related cost (6)	10,832	653	—
Incremental costs on acquired inventory (7)	2,084	—	—
Loss on inventory in transit (8)	3,398	—	—
Proxy contest and other (9)	1,833	1,921	7,092
Adjusted EBITDA	$56,417	$6,494	$(29,889)

(1)
Increase in stock-based compensation in the year-ended December 31, 2023 primarily driven by $4.0 million charge related to the accelerated vesting of equities of the Company's former Chief Executive Officer.

(2)
An income tax benefit of $7.6 million was recorded as a result of the reversal of a portion of the Company’s deferred tax asset valuation allowance.
(3)
Impairment charge includes costs related to impairment of intangible assets. See Note 5 to our consolidated financial statements included elsewhere in this Annual Report.
(4)
Restructuring charges are expenses that are paid in connection with reorganization of our operations. These costs primarily include severance and related benefits.
(5)
CEO transition related expense includes one-time costs associated with the separation of its former CEO. Such costs included severance, bonus, medical benefits and the tax impact of accelerated vesting of stock-based compensation.
(6)
Acquisition related costs include one-time costs we incurred in connection with acquisitions including warehouse lease impairment, professional fees such as legal and accounting along with other certain integration related costs.
(7)
Costs relate to the step up of acquired finished goods inventory to fair market value as required under purchase accounting. This step up in value over original cost is recorded as a charge to cost of revenue as such inventory is sold.
(8)
Reflects a loss of Turtle Beach inventory while in transit that occurred in the fourth quarter of 2024.
(9)
Proxy contest and other primarily includes (a) a $1.7 million judgment in an insolvency dispute in Germany and (b) one-time legal and other professional fee associated with proxy challenges presented by certain shareholder activists in 2023 and 2022. See Item 3 – Legal Proceedings above.

Liquidity and Capital Resources

Our primary sources of working capital are cash flow from operations and availability of capital under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash:

	Year Ended
	December 31,
	2024	2023	2022
	(in thousands)
Cash and cash equivalents at beginning of period	$18,726	$11,396	$37,720
Net cash provided by (used for) operating activities	5,761	27,044	(41,846)
Net cash used for investing activities	(82,208)	(2,159)	(3,549)
Net cash provided by (used for) financing activities	71,051	(17,846)	19,706
Effect of foreign exchange on cash	(335)	291	(635)
Cash and cash equivalents at end of period	$12,995	$18,726	$11,396

Operating activities

Cash provided by operating activities for the year ended December 31, 2024 was $5.8 million, a decrease of $21.3 million as compared to $27.0 million for the year ended December 31, 2023. The decrease is primarily the result of certain acquisition related business costs, including integration costs and related severance, and higher inventory procurements reflective of the larger business and additional product offerings.

Investing activities

Cash used for investing activities was $82.2 million for the year ended December 31, 2024, which was primarily related to the acquisition of the Performance Designed Products business, compared to $2.2 million in 2023.

Financing activities

Net cash used for financing activities was $71.1 million during the year ended December 31, 2024 compared to net cash provided by financing activities of $17.8 million during the year ended December 31, 2023. Financing activities during the year ended December 31, 2024 consisted primarily of $49.4 million net borrowings, the $50 million term loan and $3.4 million of stock option exercise proceeds, partially offset by $27.8 million of share repurchases, $2.9 million of debt issuance costs and $1.0 million of term loan repayments.

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

Foreign cash balances at December 31, 2024 and December 31, 2023 were $4.5 million and $8.0 million, respectively.

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

Among other things, the Fourth Amendment provided for, among other things: (i) the acquisition of PDP; (ii) the revision of the calculation of the U.S. Borrowing Base to include certain acquired assets of PDP equal to the lesser of (a) the sum of the accounts formula amount and the inventory formula amount (each as defined in the Fourth Amendment), (b) $15,000,000, and (c) 30% of the aggregate Revolver Commitments; (iii) the extension of the maturity date of the Credit Facility from April 1, 2025 to March 13, 2027; and (iv) updates to the interest rate and margin terms such that the loans will bear interest at a rate equal to (1) SOFR, (2) the U.S. Base Rate, (3) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, and (4) the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% and 2.50% for Base Rate Loans and 1.75% and 3.50% for Term SOFR Loans, SONIA Rate Loans and EUIBOR Loans.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, (iii) and the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.75% and 3.50% for U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50%, and letter of credit fees and agent fees. As of December 31, 2024, interest rates for outstanding borrowings were 8.10% for base rate loans and 6.19% for Term SOFR loans.

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

As of December 31, 2024, the Company was in compliance with all the financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $30.3 million.

Term Loan

On March 13, 2024, Turtle Beach and certain of its subsidiaries entered into a new financing agreement with Blue Torch Finance, LLC, (“Blue Torch”), for an aggregate amount of $50 million (the “Term Loan Facility”), the proceeds of which were used to (i) fund a portion of the PDP acquisition purchase price; (ii) repay certain existing indebtedness of the acquired business; (iii) to pay fees and expenses related to such transactions and (iv) for general corporate purposes. The Term Loan Facility amortizes in a monthly amount equal to 0.208333% during the first two years and 0.416667% during the third year and may be prepaid at any time subject to a prepayment premium during the first year of the interest payments payable during the first year plus 3.00%. The Term Loan Facility is secured by substantially all of the assets of the Company and its subsidiaries which are party to the Term Loan Facility.

The Term Loan Facility (a) matures on March 13, 2027; (b) bears interest at a rate equal to (i) a base rate plus 7.25% per annum for Reference Rate Loans and Secured Overnight Financing Rate (“SOFR”) plus 8.25% per annum for SOFR Loans if the total net leverage ratio is greater than or equal to 2.25x and (ii) a base rate plus 6.75% per annum for Reference Rate Loans and SOFR plus 7.75% per annum for SOFR Loans if the total net leverage ratio is less than 2.25x; and (c) is subject to certain affirmative, negative and financial covenants, including a minimum liquidity covenant and a quarterly total net leverage ratio covenant. As of December 31, 2024, interest rates for outstanding borrowings were 12.44%.

On August 7, 2024, the Company and Blue Torch amended the Term Loan Facility to, among other things, permit the Company to repurchase Company common stock in an aggregate amount not to exceed $30 million prior to March 31, 2025, subject to the satisfaction of certain conditions. The other material terms of the Term Loan Facility were unchanged.

As of December 31, 2024, the Company was in compliance with all the financial covenants under the Term Loan Facility.

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

Each contract at inception is evaluated to determine whether the contract should be accounted for as having one or more performance obligations. The Company's business activities were determined to be a single performance obligation with revenue recognized when obligations under the terms of a contract with its customer are satisfied; generally, this occurs at a point in time when the risk and title to the product transfers to the customer which can be at the time of shipment or the product reaches its customer at the point of destination. The Company's standard terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. The Company excludes sales taxes collected from customers from “Net revenue” on the consolidated statements of operations.

Certain customers may receive cash-based incentives (including cash discounts, quantity rebates, and price concessions), which are accounted for as variable consideration. Cash-based incentive allowances are based on historical and expected performance of the customers, types and levels of promotions including any contractual commitments, claims received and forecasted economic trends in comparison to historical trends. The Company also has provisions for sales returns that are recognized in the period of the sale and are recorded based upon the Company's prior experience and current trends and forecasted economic trends in comparison to historical trends. As of December 31, 2024 and 2023, the Company had an allowance for cash-based incentives of $32.6 million and $28.6 million, respectively, and an allowance for sales returns of $7.7 million and $8.4 million, respectively. These amounts are recorded as a reduction of accounts receivable on the consolidated balance sheets.

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

Business Combinations

During the year ended December 31, 2024, the Company completed the acquisition of PDP for total consideration of $116.9 million. The transaction was accounted for under the acquisition method of accounting whereby the total purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities.

Accounting for the acquisition of PDP required estimation in determining the fair value of identified intangible assets for tradenames, customer relationships and developed technology. Estimation was utilized as it relates to inputs to the valuation techniques used to measure the fair value of these intangible assets as well as the sensitivity of the respective fair values to the underlying assumptions. The significant assumptions used to estimate the fair value of the acquired intangible assets included revenue assumptions, earnings assumptions, royalty rates and discount rates. These assumptions are forward-looking and could be affected by future economic and market conditions.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of December 31, 2024, we do not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure, primarily, with respect to the British Pound and Euro. As of December 31, 2024 and 2023, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

In 2023, we experienced a higher rate of inflation than in recent years resulting in higher cost of goods, selling expenses, and general and administrative expenses. Such increases have had and may continue to have a negative impact on the Company’s profit margins if selling prices of products do not increase with the increased costs.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Turtle Beach Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Turtle Beach Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 17, 2025 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition: Cash-Based Incentive Programs
Description of the Matter

As described in Note 1 of the consolidated financial statements, the Company provides cash-based incentive programs, including cash discounts, quantity rebates and price concessions, which results in variable consideration. As of December 31, 2024, the Company has recognized an allowance for cash-based incentives of $32.6 million in “accounts receivable, net” on the consolidated balance sheet.

Auditing the Company’s measurement of variable consideration related to cash-based incentives is complex because the calculation is determined based on significant management estimates. These estimates are based on historical and expected performance of the customer, types and levels of promotions, claims received from the customers and forecasted economic trends in comparison to historical trends, when applicable. Changes in these assumptions can have a significant impact on the amount of the revenue recognized. In addition, auditing these estimates was also especially challenging due to the material weaknesses identified by the Company in its revenue process. The material weaknesses required an increased extent of audit effort to test the reasonableness of the assumptions used in the allowance for cash-based incentives.
How We Addressed the Matter in Our Audit

To test the allowance for cash-based incentives we performed a retrospective review of the allowance, evaluated the assumptions by comparing them to historical trends and third-party information, and performed transactional testing of customer claim activity.

Revenue Recognition: Sales Return Reserve
Description of the Matter

As described in Note 1 of the consolidated financial statements, the Company provides certain customers product return rights, which results in variable consideration. As of December 31, 2024, the Company has recognized an allowance for sales returns of $7.7 million in “accounts receivable, net” on the consolidated balance sheet.

Auditing the measurement of variable consideration related to sales returns is complex because the calculation is determined based on significant management estimates. These estimates are based on historical and current return activity trends and forecasted economic trends in comparison to historical trends, when applicable. Changes in these assumptions can have a significant impact on the amount of the revenue recognized. In addition, auditing of these estimates was also especially challenging due to the material weaknesses identified by the Company in its revenue process. The material weaknesses required an increased extent of audit effort to test the reasonableness of the assumptions used in the allowance for sales return reserve.

How We Addressed the Matter in Our Audit

To test the allowance for sales return reserve, we performed a retrospective review of the allowance, evaluated the assumptions by comparing them to historical trends, and performed transactional testing of sales returns. Additionally, we tested whether the introduction of new products or new customer contracts could have a material impact on the allowance at period end.

Valuation of Intangible Assets from the Performance Designed Products LLC Acquisition
Description of the Matter

As described in Note 2 of the consolidated financial statements, during the year ended December 31, 2024, the Company completed the acquisition of Performance Designed Products LLC for total consideration of $116.9 million. The transaction was accounted for under the acquisition method of accounting whereby the total purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities. The total fair value of the acquired intangible assets of $47.8 million is recognized in “intangible assets, net” on the consolidated balance sheet.

Auditing the Company’s accounting for its acquisition of Performance Designed Products LLC required complex auditor judgment due to the significant estimation uncertainty in determining the fair value of identified intangible assets for all of the acquired intangible assets, which consist of tradenames, customer relationships, and developed technology. The significant estimation uncertainty was primarily due to the judgmental nature of the inputs used in the valuations performed to measure the fair value of these intangible assets as well as the sensitivity of the respective fair value of the acquired intangible assets to revenue assumptions, earnings assumptions, royalty rates and discount rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the valuation of intangible assets from the Performance Designed Products LLC acquisition. For example, we tested controls over management’s review of the significant assumptions described above.

To test the fair value of the acquired tradenames, customer relationships and developed technology, we performed audit procedures that included, among others, assessing the appropriateness of the significant assumptions discussed above and the completeness and accuracy of the underlying data. For example, we compared the revenue growth rates and earnings margins to the historical results of the acquired business, industry and economic trends, and the results of guideline public companies. We further performed sensitivity analyses to evaluate the changes in the fair value of the acquired intangible assets that would result from changes in the significant assumptions. In addition, we involved internal valuation specialists to assist us in our evaluation of certain significant assumptions used by the Company including the royalty rates and discount rates.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2023.

New York, New York
March 17, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Turtle Beach Corporation

White Plains, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the Company’s results of operations and cash flows for the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, P.C.

We served as the Company’s auditor from 2014 to 2023.
New York, New York
March 29, 2023, except for Note 10 as to which the date is March 17, 2025

Turtle Beach Corporation

Consolidated Statements of Operations

	Year ended December 31,
	2024	2023	2022
	(in thousands, except per-share data)
Net revenue	$372,766	$258,122	$240,166
Cost of revenue	243,784	182,618	190,979
Gross profit	128,982	75,504	49,187
Operating expenses:
Selling and marketing	52,429	43,489	47,090
Research and development	17,304	17,137	19,123
General and administrative	28,388	31,321	32,558
Acquisition related costs	10,832	—	—
Goodwill and other intangible asset impairment	—	—	1,896
Total operating expenses	108,953	91,947	100,667
Operating income (loss)	20,029	(16,443)	(51,480)
Interest expense, net	8,068	504	1,220
Other non-operating expense, net	1,289	394	1,753
Income (loss) before income tax	10,672	(17,341)	(54,453)
Income tax expense (benefit)	(5,511)	338	5,093
Net income (loss)	$16,183	$(17,679)	$(59,546)

Net income (loss) per share:
Basic	$0.81	$(1.03)	$(3.62)
Diluted	$0.78	$(1.03)	$(3.62)
Weighted average number of shares:
Basic	20,022	17,135	16,450
Diluted	20,832	17,135	16,450

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Net income (loss)	$16,183	$(17,679)	$(59,546)
Other comprehensive income (loss):
Foreign currency translation adjustment	(456)	545	(1,521)
Other comprehensive income (loss)	(456)	545	(1,521)
Comprehensive income (loss)	$15,727	$(17,134)	$(61,067)

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS	(in thousands, except par value and share amounts)
Current Assets:
Cash and cash equivalents	$12,995	$18,726
Accounts receivable, net	93,118	54,390
Inventories	71,251	44,019
Prepaid expenses and other current assets	11,007	7,720
Total Current Assets	$188,371	$124,855
Property and equipment, net	5,844	4,824
Goodwill	52,942	10,686
Intangible assets, net	42,398	1,734
Other assets	9,306	7,868
Total Assets	$298,861	$149,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$49,412	$-
Accounts payable	34,839	26,908
Other current liabilities	39,421	29,424
Total Current Liabilities	$123,672	$56,332
Debt, non-current	45,620	-
Income tax payable	1,362	1,546
Other liabilities	7,603	7,012
Total Liabilities	$178,257	$64,890
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 19,961,696 and 17,531,702 shares issued and outstanding as of December 31, 2024 and 2023, respectively	20	18
Additional paid-in capital	239,983	220,185
Accumulated deficit	(118,094)	(134,277)
Accumulated other comprehensive loss	(1,305)	(849)
Total Stockholders’ Equity	$120,604	$85,077
Total Liabilities and Stockholders’ Equity	$298,861	$149,967

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$16,183	$(17,679)	$(59,546)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	4,407	3,830	4,578
Incremental costs on acquired inventory	2,085	—	—
Amortization of intangible assets	6,984	1,009	1,238
Amortization of debt financing costs	902	141	189
Stock-based compensation	6,172	11,983	7,984
Deferred income taxes	(6,859)	(44)	6,202
Change in sales returns reserve	784	632	(1,180)
Provision for doubtful accounts	—	(3)	(23)
Inventory recorded to net realizable value	5,661	810	4,829
Loss on impairment of long-lived assets	753	—	1,896
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,624)	(5,757)	(4,845)
Inventories	(12,257)	27,336	22,100
Accounts payable	(4,023)	1,772	(23,350)
Prepaid expenses and other assets	(227)	1,437	6,045
Income taxes payable	(159)	(283)	727
Other liabilities	979	1,860	(8,690)
Net cash provided by (used for) operating activities	5,761	27,044	(41,846)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,914)	(2,159)	(3,549)
Acquisition of a business, net of cash acquired	(77,294)	—	—
Net cash used for investing activities	(82,208)	(2,159)	(3,549)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facility	346,906	210,210	91,945
Repayment of revolving credit facility	(297,494)	(229,263)	(72,892)
Proceeds of term loan	50,000	—	—
Repayment of term loan	(1,042)	—	—
Proceeds from exercise of stock options and warrants	3,356	2,261	653
Repurchase of common stock	(27,778)	(974)	—
Debt financing costs	(2,897)	(80)	—
Net cash provided by (used for) financing activities	71,051	(17,846)	19,706
Effect of exchange rate changes on cash and cash equivalents	(335)	291	(635)
Net increase (decrease) in cash and cash equivalents	(5,731)	7,330	(26,324)
Cash and cash equivalents - beginning of period	18,726	11,396	37,720
Cash and cash equivalents - end of period	$12,995	$18,726	$11,396
SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$7,136	$500	$979
Cash paid for income taxes, net of refunds	$193	$63	$(2,380)
Accrual for purchases of property and equipment	$581	$133	$390

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2021	16,168	$16	$198,278	$(57,052)	$127	$141,369
Net loss	—	—	—	(59,546)	—	(59,546)
Other comprehensive loss, net of tax	—	—	—	—	(1,521)	(1,521)
Issuance of restricted stock	311	—	—	—	—	—
Stock options exercised	90	1	654	—	—	655
Stock-based compensation	—	—	7,984	—	—	7,984
Balance at December 31, 2022	16,569	$17	$206,916	$(116,598)	$(1,394)	$88,941
Net loss	—	—	—	(17,679)	—	(17,679)
Other comprehensive income, net of tax	—	—	—	—	545	545
Issuance of restricted stock	534	—	—	—	—	—
Common stock buyback	(86)	—	(974)	—	—	(974)
Stock options exercised	515	1	2,260	—	—	2,261
Stock-based compensation	—	—	11,983	—	—	11,983
Balance at December 31, 2023	17,532	$18	$220,185	$(134,277)	$(849)	$85,077
Net income	—	—	—	16,183	—	16,183
Other comprehensive loss, net of tax	—	—	—	—	(456)	(456)
Issuance of acquisition related stock	3,450	3	38,047	—	—	38,050
Issuance of restricted stock	387	—	—	—	—	—
Common stock buyback	(1,803)	(2)	(27,776)	—	—	(27,778)
Stock options exercised	396	1	3,355	—	—	3,356
Stock-based compensation	—	—	6,172	—	—	6,172
Balance at December 31, 2024	19,962	$20	$239,983	$(118,094)	$(1,305)	$120,604

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in San Diego, California and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing, and marketing innovative products across a range of large addressable markets under the Turtle Beach® brand. Turtle Beach is a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices. In 2021, Turtle Beach expanded its brand beyond gaming headsets and launched its gaming controller product line, as well as gaming flight simulation and racing simulation accessories. In 2024, Turtle Beach acquired Performance Designed Products LLC (“PDP”), another leading gaming accessory brand with a robust slate of products, including gaming controllers/gamepads for all platforms and licensing deals with popular gaming and entertainment properties.

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

Uses of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to use estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The significant estimates and assumptions used by management affect: sales return reserve, allowances for cash-based incentive programs, warranty reserve, valuation of inventory, valuation of long-lived assets, goodwill and other intangible assets, depreciation and amortization of long-lived assets, valuation of deferred tax assets, probability of performance shares vesting and forfeiture rates utilized in issuing stock-based compensation awards. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the consolidated financial statements.

Revenue Recognition and Variable Consideration

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

Each contract at inception is evaluated to determine whether the contract should be accounted for as having one or more performance obligations. The Company's business activities were determined to be a single performance obligation with revenue recognized when obligations under the terms of a contract with its customer are satisfied; generally, this occurs at a point in time when the risk and title to the product transfers to the customer which can be at the time of shipment or the product reaches its customer at the point of destination. The Company's standard terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. The Company excludes sales taxes collected from customers from “Net Revenue” on the consolidated statements of operations.

Certain customers may receive cash-based incentives (including cash discounts, quantity rebates, and price concessions), which are accounted for as variable consideration. Cash-based incentive allowances are based on historical and expected performance of the customers, types and levels of promotions including any contractual commitments, claims received and forecasted economic trends in comparison to historical trends. The Company also has provisions for sales returns which are another form of variable consideration that are recognized in the period of the sale and are recorded based upon the Company's prior experience and current trends and forecasted economic trends in comparison to historical trends. As of December 31, 2024 and 2023, the Company had allowances for cash-based incentives of $32.6 million and $28.6 million, respectively, and allowances for sales returns of $7.7 million and $8.4 million, respectively. These amounts are recorded as a reduction of accounts receivable on the consolidated balance sheets.

Cost of Revenue and Operating Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Revenue	Operating Expenses
Global supply chain personnel payroll, bonus, and benefit costs;	Payroll, bonus, and benefit costs;
Freight costs associated with moving product from suppliers to distribution centers and to customers;	Costs incurred in the research and development of new products and enhancements to existing products;
Costs associated with the movement of merchandise through customs;	Depreciation related to demonstration units;
Costs associated with material handling and warehousing;	Amortization of intangible assets
Product royalty costs.	Legal, finance, information systems and other corporate overhead costs; and
Sales commissions, advertising, and marketing costs.

Product Warranty Obligations

The Company provides for product warranties in accordance with the contract terms given to various customers by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products.

Marketing Costs

Costs associated with the production of advertising, such as print and other costs, as well as costs associated with communicating advertising that has been produced, such as magazine ads, are expensed when the advertising first appears in public. Advertising costs were approximately $3.8 million, $3.9 million and $4.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company also incurs co-operative advertising costs that represent reimbursements to customers for shared marketing expenses for sale of its products. These reimbursements are recorded as reductions of net revenue based on a percentage of sales. Co-operative advertising costs were approximately $9.4 million, $5.6 million and $4.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Deferred Financing Costs

Deferred financing costs represent costs incurred in conjunction with the Company’s debt financing activities and are capitalized and amortized over the life of the related financing arrangements utilizing the effective interest method. If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired as part of the net carrying value of the debt, and any gains or losses are recorded on the consolidated statements of operations under the caption “Other non-operating expense, net.”

Stock-Based Compensation

Compensation costs related to stock options, restricted stock grants and either performance-based or market-based restricted share units are calculated based on the fair value of the stock-based awards on the date of grant, net of estimated forfeitures. The grant date fair value of stock options is determined using the Black-Scholes option-pricing model and the related stock-based compensation is recognized on a straight-line basis over the period in which an employee is required to provide service in exchange for the award, which is generally four years.

The Company estimates its forfeiture rate based on an analysis of actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from any forfeiture rate adjustment would be recognized in the period of adjustment and if the actual number of future forfeitures differs from estimates, the Company might be required to record adjustments to stock-based compensation expense. The grant date fair value of restricted stock grants is determined based on the grant date value of the Company’s common stock and is recognized on a straight-line basis over the period in which an employee is required to provide service in exchange for the award. The grant date fair value of performance-based restricted share units is calculated in the same manner as restricted stock grants with the exception that the Company recognizes compensation expense when it is probable that the performance condition will be achieved. The grant date fair value of market-based awards is determined using a Monte Carlo Simulation, incorporating various option pricing inputs and recognized over the vesting period.

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

Net Income (Loss) per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) associated with common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options, stock warrants and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

At acquisition, the Company estimates and records the fair value of purchased intangible assets, which primarily consists of developed technology, customer relationships, and trademarks and trade names. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives.

Long-lived and definite-lived intangible assets are assessed for potential impairment whenever events or changes in circumstances indicate that full recoverability of the asset group through future cash flows is in question. When impairment indicators are present, assessment for possible impairment is based on the Company’s ability to recover the carrying value of the long-lived asset’s asset group from expected future pre-tax cash flows. The expected future pre-tax cash flows are estimated based on historical experience, internal knowledge, and market data. Estimates of future cash flows require the Company to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating the useful lives of assets. If the expected future cash flows of the asset group related to the long-lived assets are less than the asset group’s carrying value, an impairment charge is recognized for the difference between estimated fair value and carrying value. In 2024, the Company recorded a right-of-use asset impairment charge of $0.8 million related to the exit of a leased warehouse facility. There were no additional impairment indicators on the Company’s long-lived and definite-lived intangible assets in 2024.

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

The Company conducted its annual impairment assessment on November 1, 2024, and compared the fair value of the reporting unit to the carrying value. No goodwill impairment charges have been recorded during 2024, 2023 or 2022.

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

Leases

The Company determines if an arrangement is a lease at inception. The Company leases office spaces that provide for future minimum rental lease payments under non-cancelable operating leases that have remaining lease terms of one year to eight years, and do not contain any material residual value guarantees or material restrictive covenants. For operating leases, the Company includes and reports operating lease right-of-use (“ROU”) assets, sundry payables and accrued expenses, and noncurrent operating lease liabilities on the consolidated balance sheet for leases with a term longer than twelve months. Finance leases are reported on the consolidated balance sheets in property, plant and equipment, current portion of other debt, and long-term debt.

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

Business Combinations

The Company allocates the purchase price of acquisitions to the tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquiree based on their estimated fair value at the acquisition date. The excess of the acquisition price over those estimated fair values is recorded as goodwill. Changes to the acquisition date provisional fair values prior to the expiration of the measurement period, a period not to exceed 12 months from date of acquisition, are recorded as an adjustment to the associated goodwill. Acquisition related expenses and restructuring costs, if any, are recognized separately from the business combination and are expensed as incurred.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt instruments. Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying value of the Credit Facility and Term Loan due 2027 equals fair value as the stated interest rate approximates market rates currently available to the Company.

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at December 31, 2024.

Foreign Currency Translation

Balance sheet accounts of the Company’s foreign subsidiaries are translated at the exchange rate in effect at the end of each period. Statement of operations accounts are translated using the weighted average of the prevailing exchange rates during each period. Gains or losses resulting from foreign currency transactions are included on the Company’s consolidated statements of operations under the caption “Other non-operating expense, net” whereas translation adjustments are reflected on the consolidated statements of comprehensive income (loss) under the caption “Foreign currency translation adjustment.”

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

Accounts receivable are unsecured and represent amounts due based on contractual obligations of customers. The Company's five largest individual customers accounted for approximately 69% of our gross sales in 2024, 69% of our gross sales in 2023, and 67% of our gross sales in 2022. During 2024, the Company's three largest customers - Amazon, Walmart, Best Buy - each accounted for between 10% to 25% of consolidated gross sales. Additionally, as of December 31, 2024, these customers had open receivables greater than 10% of the total receivable balance.

Concentrations of credit risk with respect to accounts receivable are mitigated by performing ongoing credit evaluations of customers to assess the probability of collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, limiting the credit extended, and review of the invoicing terms of the contract. In addition, the Company has credit insurance in place through a third-party insurer against defaults by certain other domestic and international customers, subject to policy limits. The Company generally does not require customers to provide collateral to support accounts receivable. The Company has recorded an allowance for credit losses for those receivables that were determined not to be collectible, which is not material.

Foreign cash balances at December 31, 2024 and 2023 were $4.5 million and $8.0 million, respectively.

Segment Information

The company operates in a single reportable segment, referred to as gaming accessories. The entire business is managed by a single management team whose chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU No. 2023-07). ASU 2023-07 requires that an entity disclose significant segment expenses, a description of “other segment items,” and the title and position of the chief operating decision maker along with an explanation of how the reported segment profit or loss is assessed and allocated. The amendments in the ASU are effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024 and will be applied retrospectively for all prior periods presented in the financial statements. The Company has adopted this standard in the year required and incorporated all necessary disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the adoption of this standard to determine its impact on the Company's disclosures.

In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures related to certain income statement expenses of the Company. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard to determine its impact on the Company's disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard to determine its impact on the Company's disclosures.

Note 2. Acquisitions

On March 13, 2024, the Company acquired all the issued and outstanding equity of Performance Designed Products, LLC (“PDP”) for consideration that included cash and common stock. PDP was a privately held gaming accessories leader that designs and distributes video game accessories, including controllers, headsets, power supplies, cases, and other accessories. As a result of the acquisition, the Company strengthened its leadership position in hardware gaming accessories and expanded its product portfolio.

Consideration for the transaction consisted of the issuance of 3.45 million shares of Company common stock and approximately $78.9 million in cash, subject to customary post-closing adjustments for working capital, closing cash, closing debt and closing third party expenses. On a fully-diluted basis, issued stock represented approximately 16.4% of the total issued and outstanding shares of the Company as of the closing date. The fair value of the 3.45 million common shares issued as part of the consideration was determined on the basis of the closing market price of the Company’s common shares on the acquisition date, or $11.03 per share. As a result, the total preliminary purchase consideration was $116.9 million, partially funded by borrowing on the new term loan facility (see Note 6). For the year ended December 31, 2024, the Company recognized $9.8 million of acquisition related costs.

The following table summarizes preliminary allocation of the consideration transferred to the assets acquired and liabilities assumed at the acquisition date:

(In thousands)	Amount
Cash	$1,562
Accounts Receivable	23,888
Inventory	22,721
Prepaid and Other Current Assets	3,195
Property, Plant & Equipment	1,161
Other Assets	3,478
Intangible Assets	47,769
Accounts Payable	(12,535)
Accrued Liabilities	(6,268)
Lease Payable	(2,726)
Deferred Tax Liability	(7,592)
Total identifiable net assets	74,653
Goodwill	42,256
Total consideration	$116,909

The fair values assigned to PDP’s assets and liabilities are provisional and were determined based on preliminary estimates and assumptions that management believes are reasonable. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation.

On January 28, 2025, the Company finalized the post-closing adjustments related to the acquisition of PDP, resulting in a $2.5 million payment from the sellers to the Company. The payment was received by the Company in January 2025 and will be accounted for as a reduction of purchase consideration in the first quarter of 2025.

The goodwill from the acquisition, which is fully deductible for tax purposes, consists largely of synergies and economies of scale expected from adding the operations of PDP's and the Company’s existing business and supply channels.

The preliminary fair value of PDP’s identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all expected future cash flows either through the use of the multi-period excess earnings method or the relief-from-royalty method. Such forecasts are based on inputs that are unobservable and significant to the overall fair value measurement, and as such, are classified as Level 3 inputs (see Note 3). Some of the more significant assumptions inherent in the development of intangible asset values include: the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, the assessment of the intangible asset’s life cycle, as well as other factors. The following table summarizes the preliminary allocation of purchase consideration to identifiable intangible assets:

(In thousands)	Life	Amount
Tradenames	7 Years	$15,607
Customer relationships	6 Years	4,456
Developed technology	6 Years	27,706
Total identifiable intangible assets		$47,769

PDP's net revenue included in the Company’s consolidated results was $97.4 million.

Pro Forma Financial Information (Unaudited)

The following table reflects the unaudited pro forma operating results of the Company for the years ended December 31, 2024 and 2023, which give effect to the acquisition of PDP as if it had occurred on January 1, 2023. The unaudited pro forma results are based on assumptions that the Company believes are reasonable under the circumstances and are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2023, nor are they intended to be indicative of results that may occur in the future.

	Year Ended December 31,
	2024	2023
	(In thousands)
Net revenue	$392,784	$361,912
Net income (loss)	$13,254	$(33,540)

Unaudited pro forma information includes adjustments primarily related to acquisition related costs, incremental costs related to fair value adjustments on acquired inventory, amortization of acquired intangible assets, recognition of benefit related to acquired net deferred tax liabilities, interest expense on transaction financing, and accounting policy alignment.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit. As of December 31, 2024 and 2023, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$12,995	$12,995	$18,726	$18,726
Term Loan	$48,958	$48,958	$—	$—
Revolving credit facility	$49,412	$49,412	$—	$—

Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying value of the Credit Facility and Term Loan due 2027 equals fair value as the stated interest rate approximates market rates currently available to the Company. The carrying value of the Credit Facility approximates fair value, due to the variable rate nature of the debt.

Note 4. Composition of Certain Financial Statement Items

Inventories

Inventories consist of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Finished goods	$67,145	$43,579
Raw materials	4,106	440
Total inventories	$71,251	$44,019

One of the Company’s third-party logistics providers experienced a loss of Turtle Beach inventory during the fourth quarter of 2024 while in transit to one of the Company’s customers which impacted the result of operations for the twelve months ended December 31, 2024. The Company recorded the loss of inventory in the amount of $3.4 million within “Cost of revenue” on the consolidated statement of operations.

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Machinery and equipment	$2,761	$2,597
Software and software development	2,858	2,438
Furniture and fixtures	1,679	1,700
Tooling	14,062	11,250
Leasehold improvements	2,323	1,988
Demonstration units and convention booths	17,818	15,767
Total property and equipment, gross	41,501	35,740
Less: accumulated depreciation and amortization	(35,657)	(30,916)
Total property and equipment, net	$5,844	$4,824

Depreciation and amortization expense on property and equipment for the years ended December 31, 2024, 2023 and 2022 was $4.4 million, $3.8 million and $4.6 million, respectively.

Other Current Liabilities

Other current liabilities consist of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Accrued royalty	$11,326	$5,275
Accrued tax-related payables	7,123	5,206
Accrued employee expenses	3,714	3,944
Accrued marketing	3,045	3,335
Accrued freight	1,635	2,917
Accrued expenses	11,328	8,747
Term loan, short term	1,250	-
Total other current liabilities	$39,421	$29,424

Note 5. Goodwill and Other Intangible Assets

Intangible Assets

Identifiable intangible assets, and related accumulated amortization, as of December 31, 2024 and 2023 consist of:

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$12,101	$7,794	$4,307
Tradenames	18,293	4,451	13,842
Developed technology	27,706	3,656	24,050
Patent and trademarks	784	625	159
Foreign currency	(1,221)	(1,261)	40
Total Intangible Assets	$57,663	$15,265	$42,398

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	$8,085	$7,214	$871
Tradenames	3,066	2,607	459
Developed technology	1,884	1,613	271
Foreign currency	(1,159)	(1,292)	133
Total Intangible Assets (1)	$11,876	$10,142	$1,734

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

Amortization expense related to definite lived intangible assets was $7.0 million, $1.0 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows:

(in thousands)
2025	$8,055
2026	7,763
2027	7,590
2028	7,590
2029	7,590
Thereafter	3,810
Total	$42,398

All goodwill is attributable to the gaming accessories reporting unit. Changes in the carrying values of goodwill for twelve months ended December 31, 2024 are as follows:

(in thousands)
Balance as of January 1, 2024	$10,686
PDP acquisition	42,256
Balance as of December 31, 2024	$52,942

Note 6. Credit Facilities and Long-Term Debt

	December 31, 2024	December 31, 2023
	(in thousands)
Revolving credit facility, maturing March 2027	$49,412	$-
Term loan due 2027	$48,958	$-

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $8.3 million, $0.6 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Amortization of deferred financing costs was $0.9 million for the year ended December 31, 2024, $0.1 million for the year ended December 31, 2023 and $0.2 million for the year ended December 31, 2022.

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

Among other things, the Fourth Amendment provided for, among other things: (i) the acquisition of PDP; (ii) the revision of the calculation of the U.S. Borrowing Base to include certain acquired assets of PDP equal to the lesser of (a) the sum of the accounts formula amount and the inventory formula amount (each as defined in the Fourth Amendment), (b) $15,000,000, and (c) 30% of the aggregate Revolver Commitments; (iii) the extension of the maturity date of the Credit Facility from April 1, 2025 to March 13, 2027; and (iv) updates to the interest rate and margin terms such that the loans will bear interest at a rate equal to (1) SOFR, (2) the U.S. Base Rate, (3) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, and (4) the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% and 2.50% for Base Rate Loans and 1.75% and 3.50% for Term SOFR Loans, SONIA Rate Loans and EUIBOR Loans.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, and (iii) the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.75% to 3.50% for U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50%, and letter of credit fees and agent fees. During 2024, interest rates for outstanding borrowings were 8.10% for base rate loans and 6.19% for Term SOFR loans.

The Company is subject to quarterly financial covenant testing if certain availability thresholds are not met or certain other events occur (as defined in the Credit Facility). The Credit Facility requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 as of the last day of each fiscal quarter.

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

As of December 31, 2024, the Company was in compliance with all the financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $30.3 million.

Term Loan

On March 13, 2024, Turtle Beach and certain of its subsidiaries entered into a new financing agreement with Blue Torch Finance, LLC, (“Blue Torch”), pursuant to which Blue Torch for an aggregate amount of $50 million (the “Term Loan Facility”), the proceeds of which were used to (i) fund a portion of the PDP acquisition purchase price; (ii) repay certain existing indebtedness of the acquired business; (iii) to pay fees and expenses related to such transactions and (iv) for general corporate purposes. The Term Loan Facility will amortize in a monthly amount equal to 0.21% during the first two years and 0.42% during the third year and may be prepaid at any time subject to a prepayment premium during the first year of the interest payments payable during the first year plus 3.00%. The Term Loan Facility is secured by substantially all of the assets of the Company and its subsidiaries which are party to the Term Loan Facility.

The Term Loan Facility (a) matures on March 13, 2027; (b) bears interest at a rate equal to (i) a base rate plus 7.25% per annum for Reference Rate Loans and Secured Overnight Financing Rate (“SOFR”) plus 8.25% per annum for SOFR Loans if the total net leverage ratio is greater than or equal to 2.25x and (ii) a base rate plus 6.75% per annum for Reference Rate Loans and SOFR plus 7.75% per annum for SOFR Loans if the total net leverage ratio is less than 2.25x; and (c) is subject to certain affirmative, negative and financial covenants, including a minimum liquidity covenant and a quarterly total net leverage ratio covenant. As of December 31, 2024, interest rates for outstanding borrowings were 12.44%.

On August 7, 2024, the Company and Blue Torch amended the Term Loan Facility to, among other things, permit the Company to repurchase Company common stock in an aggregate amount not to exceed $30 million prior to March 31, 2025, subject to the satisfaction of certain conditions. The other material terms of the Term Loan Facility were unchanged.

As of December 31, 2024, the Company was in compliance with all the financial covenants under the Term Loan Facility.

Maturities of Term Loan Debt

As of December 31, 2024, maturities of debt, assuming no prepayments, are as follows:

(in thousands)
2025	$1,250
2026	2,292
2027	45,416
2028	-
2029	-
Thereafter	-
Total	$48,958

Note 7. Income Taxes

The provision for income taxes consists of the following:

	Year Ended
	December 31,
	2024	2023	2022
	(in thousands)
Federal:
Current	$(12)	$4	$(579)
Deferred	(6,809)	8	4,667
Total Federal	(6,821)	12	4,088
State and Local:
Current	44	(539)	(762)
Deferred	(727)	17	1,602
Total State and Local	(683)	(522)	840
Foreign
Current	2,077	848	255
Deferred	(84)	—	(90)
Total Foreign	1,993	848	165
Total	$(5,511)	$338	$5,093

The reconciliation between the provision (benefit) for income taxes and the provision (benefit) for income taxes at the U.S. federal statutory rate is as follows:

	Year Ended
	December 31,
	2024	2023	2022
	(in thousands)
U.S. Operations	$4,268	$(20,116)	$(53,947)
Foreign Operations	6,404	2,775	(506)
Income (loss) before income taxes	10,672	(17,341)	(54,453)
Federal statutory rate	21%	21%	21%
Provision (benefit) for income taxes at federal statutory rate	2,241	(3,642)	(11,435)
State taxes, net of federal benefit	526	(385)	(2,098)
Foreign tax rate differential	275	135	90
Change in valuation allowance	(1,453)	2,850	18,353
Excess tax benefit recognized	(368)	287	(232)
Valuation allowance reduction due to acquired liabilities	(7,592)	—	—
Foreign tax credit	(8)	(96)	—
Research and development credit	(539)	(558)	(400)
Global intangible low taxed income	8	858	325
Change in unrecognized tax benefits	(245)	(330)	(382)
Section 162(m)	414	1,237	395
Business transaction costs	442	—	—
Other	788	(18)	477
Provision (benefit) for income taxes	$(5,511)	$338	$5,093

The tax effects of significant items comprising the Company’s deferred tax assets (liabilities) are as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
Allowance for doubtful accounts	$4	$4
Fixed assets	(740)	(764)
Goodwill	(1,501)	(1,402)
Employee benefits	2,254	2,789
Intangible assets	(8,600)	1,614
Inventories	1,110	1,434
Lease liability	2,255	1,977
Net operating loss	6,170	8,372
Research and development expenses	9,131	6,154
Right of use asset	(2,044)	(1,754)
Sales reserves	1,270	1,524
Unrecognized tax benefits	232	311
Other	3,236	1,376
	12,777	21,635
Valuation allowance	(13,049)	(22,094)
Net deferred tax liabilities	$(272)	$(459)

At December 31, 2024, the Company had $15.8 million of indefinite lived federal net operating loss carryforwards and $42.3 million of state net operating loss carryforwards, which will begin to expire in 2029. As of December 31, 2024, the Company has federal research and development credit carryforwards of $0.8 million, which will expire in 2042 if unutilized, and state research and development credit carryforwards of $0.5 million, which carryforward until exhausted. Utilization of these operating loss carryforwards and credits may be subject to an annual limitation based on changes in ownership, as defined by Section 382 & 383 of the Internal Revenue Code of 1986, as amended.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred taxes will not be realized. The Company considers all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. During 2024, the Company acquired the stock of PDP, creating deferred tax liabilities for purchase accounting step-ups. Based on the guidance in ASC 805-740-30-3, the net deferred tax liabilities of the acquired entity can be utilized as a future source of taxable income. The Company recorded a tax benefit of $7.6 million related to the acquired deferred liabilities of PDP. The valuation allowance has been retained for the year ended December 31, 2024, with a total decrease in valuation allowance of $9.1 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
Gross unrecognized tax benefit, beginning of period	$2,284	$3,002
Additions based on tax positions related to the current year	128	128
Additions related to tax positions in a prior year	—	—
Settlements related to tax positions in a prior period	(178)	(32)
Decreases based on tax positions in a prior period	(450)	(814)
Gross unrecognized tax benefit, end of period	$1,784	$2,284

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. The Company settled uncertain tax positions in certain jurisdictions, of approximately $0.2 million for the year ended December 31, 2024 and $0.1 million for the year ended December 31, 2023. To the extent these unrecognized tax benefits are ultimately recognized, approximately $1.5 million will impact the Company’s effective tax rate and $0.3 million will be offset by a valuation allowance in future periods. The Company is filing for relief provisions in certain jurisdictions and based on such anticipated filings, it is reasonably possible that amounts of unrecognized tax benefits could decrease by $0.3 million within the next twelve months. As of December 31, 2024, the Company had uncertain tax positions of $2.4 million, inclusive of $0.6 million of interest and penalties.

The Company is not currently under examination by federal, state or foreign taxing jurisdictions. Further, at any given time, multiple tax years may be subject to examination by various taxing authorities. The recorded amounts of income tax are subject to adjustment upon examination, changes in interpretation and changes in judgment utilized in determining estimates.

The Company considers the earnings of its foreign entities to be permanently reinvested outside the United States based on estimates that future cash generation will be sufficient to meet future domestic cash needs. Accordingly, deferred taxes have not been recorded for the undistributed earnings of the Company's foreign subsidiaries. As a result of the Tax Cuts and Jobs Act ("TCJA") and the current U.S. taxation of deemed repatriated earnings, the additional taxes that might be payable upon repatriation of foreign earnings are not significant.

The TCJA introduced a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a measure to tax certain intercompany payments under the base erosion anti-abuse tax “BEAT” regime. For the years ended December 31, 2024 and 2023, the Company did not generate intercompany transactions that met the BEAT threshold but does have to include GILTI relating to the Company's foreign subsidiaries. The Company elected to account for GILTI as a current period cost.

The Company is subject to income taxes domestically and in various foreign jurisdictions. The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2021 through 2023, the state tax years open under the statute of limitations are 2021 through 2023, and the foreign tax years open under the statute of limitations are 2021-2023.

On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which are effective for tax years beginning on or after January 1, 2023. For tax years beginning after December 31, 2021, the Tax Cuts & Jobs Act of 2017 eliminated the option to deduct research and development expenditures as incurred and instead required taxpayers to capitalize and amortize them over five or 15 years beginning in 2022. The Company included the impact of the research and development expenditures in its December 31, 2024 and 2023 tax expense. The Inflation Reduction Act includes a 1% excise tax on publicly traded US corporations for the value of its stock repurchased after December 31, 2022. The Company did not incur excise tax on stock repurchased for the year ended December 31, 2024 and 2023. The Company will continue to monitor possible future impact of changes in tax legislation.

Note 8. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders:

	Year Ended
	December 31,
	2024	2023	2022
	(in thousands, except per-share data)
Net income (loss)	$16,183	$(17,679)	$(59,546)

Weighted average common shares outstanding — Basic	20,022	17,135	16,450
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	175	—	—
Dilutive effect of stock options	222	—	—
Dilutive effect of warrants	413	—	—
Weighted average common shares outstanding — Diluted	20,832	17,135	16,450
Net income (loss) per share:
Basic	$0.81	$(1.03)	$(3.62)
Diluted	$0.78	$(1.03)	$(3.62)

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

	Year Ended
	December 31,
	2024	2023	2022
	(in thousands)
Stock options	361	1,374	1,669
Unvested restricted stock awards	300	1,404	1,449
Total weighted average shares not included	661	2,778	3,118

Note 9. Equity and Stock-Based Compensation

Stock Repurchase Activity

On April 9, 2019, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. On April 1, 2021, the Board of Directors approved an extension and expansion of this stock repurchase program up to $25.0 million of its common shares, expiring April 9, 2023. On March 3, 2023, the Company’s Board of Directors approved a two-year extension of this stock repurchase plan. On April 9, 2024, the Board of Directors approved an additional expansion of this stock repurchase program to up to $55 million of the Company’s common shares. As of December 31, 2024, the Company has repurchased 1.8 million shares of its common stock for a total cost of $27.8 million.

Stock-Based Compensation

On October 30, 2013, the Board of Directors adopted, and on December 27, 2013, the stockholders approved, the 2013 Stock-Based Incentive Compensation Plan, which was subsequently renamed the 2023 Stock-Based Incentive Compensation Plan (the “2023 Plan”), which was subsequently amended at the 2019, 2021 and 2023 annual meetings of stockholders to increase the total number of shares of common stock authorized for grant. The Company’s stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of the Company's stockholders. In addition, members of the Board of Directors participate in the stock-based compensation program in connection with their service on the board.

Stock option awards outstanding under the 2023 Plan are time-based and granted at exercise prices which are equal to the market value of the Company’s common stock on the grant date and expire no later than ten years from the date of grant, but only to the extent they have vested. The options generally vest as specified in the option agreements subject, in some instances, to acceleration in certain circumstances. The restrictions on restricted stock generally lapse over a three-year period from the date of the grant. In the event a participant terminates employment with the Company, any vested stock options, and any restricted stock still subject to restrictions are generally forfeited if they are not exercised within 90 days.

The following table presents the stock activity and the total number of shares available for grant as of December 31, 2024:

(in thousands)
Balance at December 31, 2023	1,059
Options cancelled	7
Restricted stock granted	(214)
Forfeited/ Expired restricted stock added back	46
Performance-Based restricted stock unearned	1
Performance-Based restricted stock granted	(171)
Balance at December 31, 2024	728

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company's stock-based units, was comprised as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$727	$824	$433
Selling and marketing	1,928	2,475	2,028
Research and development	1,532	1,870	1,444
General and administrative	1,985	6,814	4,079
Total stock-based compensation	$6,172	$11,983	$7,984

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

The associated tax benefit recognized on the consolidated statements of operations for the fiscal years ended December 31, 2024, 2023 and 2022 was approximately $0.4 million, $0.3 million and $0.2 million, respectively.

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2023	1,041,452	$9.10	4.22	$3,137,285
Granted	-	-
Exercised	(396,213)	8.28
Forfeited	(7,323)	28.99
Outstanding at December 31, 2024	637,916	$9.38	4.55	$5,483,767
Vested and expected to vest at December 31, 2024	639,616	$9.46	4.55	$5,483,767
Exercisable at December 31, 2024	637,780	$9.46	4.55	$5,483,767

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of option exercises was $2.7 million, $3.3 million and $0.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, there was no unrecognized compensation cost related to non-vested stock options granted to employees.

No options were granted during the years ended December 31, 2024 and 2023. The total estimated fair value of employee options vested during the three years ended December 31, 2024 was $1.2 million, $1.0 million and $4.2 million, respectively.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2023	764,942	$14.76
Granted	213,673	17.02
Vested	(327,478)	14.20
Shares forfeited	(45,781)	13.87
Nonvested restricted stock at December 31, 2024	605,356	$15.92

As of December 31, 2024, total unrecognized compensation cost related to the nonvested restricted stock units granted was $6.4 million, which is expected to be recognized over a remaining weighted average vesting period of 2.0 years.

Performance-Based Restricted Share Units

As of December 31, 2024, the Company had 253,395 performance-based restricted share units outstanding. On April 1, 2024, the Company granted 171,393 PSUs to certain executives, of which 50% vest based on achievement of defined Company stock price appreciation over the period of April 1, 2024 through May 9, 2025, and 50% vest based on defined Adjusted EBITDA targets for the period commencing on the second fiscal quarter in 2024 through the first fiscal quarter of 2025. The awards granted on April 1, 2024 are also subject to three year time-based vesting periods with the ability to earn and vest into such units ranging from 0% to 175% of the granted PSUs (200% max for stock price achievement and 150% max for Adjusted EBITDA achievement). The remaining 82,002 PSUs outstanding were granted to executives on April 1, 2023 and 2022, and will vest over a three-year period from the respective grant dates based on (i) the amount by which revenue growth exceeds a defined baseline market growth each year and (ii) the achievement of specified tiers of Adjusted EBITDA as a percentage of net revenue each year, with the ability to earn and vest into such units ranging from 0% to 200% of the granted PSUs. Included in the Company’s share-based compensation was expense recognized for the Company’s performance-based restricted share unit awards of $1.4 million in 2024 and $1.7 million in 2023. There was no stock-based compensation expense recorded in 2022 as the performance conditions were not achieved.

Warrants

As of December 31, 2024, the Company had 550,000 wholly-funded warrants related to a series of transactions pursuant to which the previously outstanding Series B Preferred Stock were retired. The warrants do not expire.

Note 10. Segment Information

The Company operates in a single reportable segment. The entire business is managed by a single management team whose chief operating decision maker is the Chief Executive Officer, who evaluates segment performance based on operating income (loss) for purposes of allocating resources and evaluating financial performance.

The following table represents total net revenue based on where customers are physically located:

	Year Ended
	December 31,
	2024	2023	2022
	(in thousands)
North America	$284,280	$186,279	$163,605
Europe and Middle East	76,268	62,015	58,917
Asia Pacific	12,218	9,828	17,644
Total net revenues	$372,766	$258,122	$240,166

The following table reflects the incremental disclosure requirements related to our adoption of ASU 2023-07 for the following periods:

	Year Ended
	December 31,
	2024	2023	2022
	(in thousands)
Net revenue	$372,766	$258,122	$240,166
Significant segment expenses:
Cost of revenue	243,784	182,618	190,979
Sales	23,563	15,845	15,233
Marketing	28,866	27,644	31,857
Research and development	17,304	17,137	19,123
General and administrative	28,388	31,321	32,558
Other costs (1)	10,832	—	1,896
Operating income (loss)	20,029	(16,443)	(51,480)
Reconciliation of segment operating income (loss) to net income (loss):
Interest expense, net	8,068	504	1,220
Other non-operating expense, net	1,289	394	1,753
Income tax expense (benefit)	(5,511)	338	5,093
Net income (loss)	$16,183	$(17,679)	$(59,546)

(1) Other costs include acquisition related costs and Goodwill and other intangible asset impairment.

The following table represents property and equipment, net based on physical location:

	Year Ended
	December 31,
	2024	2023
	(in thousands)
United States	$5,255	$3,888
International	589	936
Total property and equipment, net	$5,844	$4,824

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

Insolvency Dispute in Germany: On February 15, 2024, TBC Holding Company LLC (“TBCH”), a wholly-owned subsidiary of Turtle Beach Corporation, was served with a lawsuit that was brought to the German Higher Regional Court in Stade by the insolvency administrator of KJE Europe GmbH, a company registered and existing under the laws of Germany. In his complaint, the insolvency administrator claims that TBCH is liable to reimburse any payments received by the TBCH under a certain settlement agreement with KJE Europe GmbH dated June 30, 2020. On February 28, 2025, the Court ruled in favor of the insolvency administrator holding that TBCH was liable for EUR 1.4 million plus interest and costs. This amount has been recorded in other liabilities on the consolidated financial statements. TBCH continues to believe the claims do not have merit and intends to appeal the judgment.

The Company will continue to vigorously defend itself in the foregoing unresolved matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2024 for contingent losses associated with these matters unless otherwise disclosed above based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Warranties

The Company warrants products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in other current liabilities:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Warranty, beginning of period	$670	$618	$856
Warranty costs accrued	959	721	380
Settlements of warranty claims	(814)	(669)	(618)
Warranty, end of period	$815	$670	$618

Operating Leases – Right of Use Assets

The components of the right-of-use assets and lease liabilities were as follows:

	Balance Sheet Classification	December 31, 2024
		(in thousands)
Right-of-use assets	Other assets	$8,148

Lease liability obligations, current	Other current liabilities	$1,812
Lease liability obligations, noncurrent	Other liabilities	7,097
Total lease liability obligations		$8,909
Weighted-average discount rate		8.6%

During the year ended December 31, 2024, the Company recognized approximately $1.6 million of lease costs in operating expenses and approximately $2.1 million of operating outflows from operating leases.

Approximate future minimum lease payments for the Company’s right of use assets over the remaining lease periods as of December 31, 2024:

(in thousands)
2025	$2,352
2026	2,305
2027	2,277
2028	1,279
2029	791
Thereafter	1,216
Total minimum lease payments	10,220
Less: Imputed interest	(1,311)
Total minimum lease payments, net	$8,909

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

At the conclusion of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective as of December 31, 2024 due to the material weaknesses in our internal control over financial reporting described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses in the Company’s internal control over financial reporting that affect the revenue process.

We identified a material weakness in internal control related to our customer purchase order initiation process, specifically controls over the quantity and type of product included on certain customer orders. The Company is in the process of redesigning certain of its controls in this process, including those with a third-party service provider, that we believe will enable us to remediate this material weakness.

We also identified a material weakness in internal control related to ineffective monitoring controls over our third-party logistics providers used in the order fulfillment process. This includes design deficiencies related to management’s review of documentation to support product delivery to customers and the monitoring of freight vendors selected by a third-party fulfillment center on behalf of the Company. The design deficiencies resulted in the failure to timely detect and prevent the misappropriation of $3.4 million of inventory that was in-transit to a customer for the twelve months ended December 31, 2024 by certain freight vendors. The material weakness in our internal controls did not result in any material misstatements in these financial statements. While this deficiency also existed as of December 31, 2023, we did not identify any material misappropriation of inventory in the prior year. We are in the process of remediating this material weakness by enhancing our controls over the review of documentation to support product delivery and the monitoring of the selection of freight vendors by third parties.

Because of the material weaknesses in the internal controls described above, our management has concluded that as of December 31, 2024, our system of internal control over financial reporting was not effective based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Report, has also audited the Company’s internal control over financial reporting as of December 31, 2024 as stated in its report which appears following Item 9C of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses identified above, there have been no changes in our internal control over financial reporting during the period covered that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

Item 9B - Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Turtle Beach Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Turtle Beach Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Turtle Beach Corporation (the Company) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in the design and operation of its controls over revenue recognition.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statement of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 17, 2025, which expressed an unqualified opinion thereon.

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
March 17, 2025

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) or an amendment to this Report filed within the same time period (the “Amendment”), in either case, set forth under the captions “Election of Directors,” “Management Information,” “Corporate Governance” and, if applicable, “Delinquent Section 16(a) Reports.”

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

Our Securities Trading Policy governs transaction in our securities by our directors, officers and employees and is designed to promote compliance with applicable insider trading laws, rules and regulation. A copy of our Securities Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

Item 11 - Executive Compensation

The information required by this Item is incorporated herein by reference to the information in our 2025 Proxy Statement or the Amendment set forth under the captions "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report," "Executive Compensation," "Director Compensation" and "Corporate Governance.”

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information in our 2025 Proxy Statement or the Amendment set forth under the captions “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information in our 2025 Proxy Statement or the Amendment set forth under the captions “Corporate Governance —Independence," "Corporate Governance—Committees of the Board of Directors,"” and “Certain Relationships and Related Party Transactions.”

Item 14 - Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information in our 2025 Proxy Statement or the Amendment set forth under the caption "Item 2 - Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services.”

PART IV

Item 15 - Exhibits and Financial Statement Schedules

a.
List of documents filed as part of this Report:

1.
The following Consolidated Financial Statements of the Company:

Report of Independent Registered Public Accounting Firm (ERNST & YOUNG LLP New York, New York, PCAOB #42);

Report of Independent Registered Public Accounting Firm (BDO USA, P.C. New York, New York, PCAOB #243)

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2024, 2023 and 2022;

Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2024, 2023 and 2022;

Consolidated Balance Sheets as of December 31, 2024 and 2023;

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 2024, 2023 and 2022;

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2024, 2023 and 2022; and

Notes to the Consolidated Financial Statements.

2.
The following financial schedule and related report for the years 2024, 2023 and 2022:

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

3.2

Amended and Restated Bylaws of Turtle Beach Corporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on April 23, 2024).

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

10.3

Fourth Amendment to Amended and Restated Loan, Guaranty and Security Agreement, dated as of March 13, 2024, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., TBC Holding Company LLC, Turtle Beach Europe Limited, VTB Holdings, Inc., the financial institutions party thereto and Bank of America, N.A., as administrative agent, collateral agent and security trustee for the lenders (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2024).

10.4

Extension Letter Agreement to the Amended and Restated Loan, Guaranty and Security Agreement, dated August 7, 2024, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., Turtle Beach Europe Limited, and Bank of America, N.A., as administrative agent, collateral agent and security trustee for the lenders (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2024).

10.5†

Turtle Beach Corporation 2023 Stock-Based Incentive Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on August 7, 2023).

10.6†

Form of Performance Stock Unit Agreement under the Turtle Beach Corporation 2023 Stock-Based Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2024).

10.7†

Form of Restricted Stock Agreement under the Turtle Beach Corporation 2023 Stock-Based Incentive Compensation Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2023).

10.8†

Form of Deferred Stock Award Agreement under the Turtle Beach Corporation 2023 Stock-Based Incentive Compensation Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2023).

10.9†

Turtle Beach Corporation Annual Incentive Bonus Plan (Incorporated by reference to Annex F to the Company’s Definitive Proxy Statement on Schedule 14A originally filed with the Securities and Exchange Commission on December 3, 2013).

10.10†

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

10.12†**	Form of Indemnification Agreement.

10.13†	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.14†

Turtle Beach Corporation Amended and Restated Retention Plan, dated November 18, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2021).

10.15†

Turtle Beach Corporation 2022 Retention Plan Document (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission August 8, 2022).

10.17†

Employment Agreement, dated as of March 13, 2024, by and between Turtle Beach Corporation and Cristopher Keirn (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2024).

10.18

Cooperation Agreement, dated May 13, 2022, by and among Turtle Beach Corporation, The Donerail Group LP, and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2022).

10.19

Waiver of Replacement Rights Agreement, dated June 17, 2023, by and among Turtle Beach Corporation, The Donerail Group LP and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission June 23, 2023).

10.20

Merger Agreement, dated as of March 13, 2024, by and among Tide Acquisition Sub, Inc., Tide Acquisition Sub II, LLC, Turtle Beach Corporation and PDP Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2024).

10.21

Stockholder Agreement, made and entered into as of March 13, 2024, by and among Turtle Beach Corporation and PDP Holdings, LLC (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2024).

10.22

Financing Agreement, dated as of March 13, 2024, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., VTB Holdings, Inc., each subsidiary of Turtle Beach Corporation listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, Blue Torch Finance, LLC, as collateral agent for the Secured Parties, and Blue Torch, as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2024).

10.23

Amendment No. 1 to Financing Agreement, dated August 7, 2024, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., VTB Holdings, Inc., each other loan party, the lenders from time to time party thereto, and Blue Torch Finance, LLC, as collateral agent and administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2024).

19.1**	Turtle Beach Corporation Securities Trading Policy

21**	Subsidiaries of the Company.

23.1**	Consent of ERNST & YOUNG LLP.

23.2**	Consent of BDO USA, P.C.

31.1**	Certification of Cris Keirn, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Mark Weinswig, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Cris Keirn, Principal Executive Officer and John Hanson, Principal Financial Officer.

ni
97.1

Compensation Recoupment Policy of Turtle Beach Corporation (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2024).

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

TURTLE BEACH CORPORATION

Date:	March 17, 2025	By:	/s/ MARK WEINSWIG
Mark Weinswig Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 17, 2025	/s/ CRIS KEIRN
Cris Keirn, Chief Executive Officer
(Principal Executive Officer)

Date:	March 17, 2025	/s/ MARK WEINSWIG
Mark Weinswig, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 17, 2025	/s/ GREGORY BALLARD
Gregory Ballard, Director

Date:	March 17, 2025	/s/ ELIZABETH BUSH
Elizabeth Bush, Director

Date:	March 17, 2025	/s/ TERRY JIMENEZ
Terry Jimenez, Chairman and Director

Date:	March 17, 2025	/s/ DAVID MUSCATEL
David Muscatel, Director

Date:	March 17, 2025	/s/ KATHERINE L. SCHERPING
Katherine L. Scherping, Director

Date:	March 17, 2025	/s/ JULIA W. SZE
Julia W. Sze, Director

Date:	March 17, 2025	/s/ ANDREW WOLFE
Andrew Wolfe, Director

Date:	March 17, 2025	/s/ WILLIAM WYATT
William Wyatt, Director

Turtle Beach Corporation

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2024, 2023 and 2022

Description	Balance - Begin	Additions	Deductions / Other	Balance - End
	(in thousands)
Year Ended December 31, 2024:
Allowance for sales returns	$8,449	$17,361	$(18,146)	$7,664
Allowance for cash discounts	28,588	24,707	$(20,730)	32,565
Valuation allowance for deferred tax assets	$22,094	$—	$(9,045)	$13,049

Year Ended December 31, 2023:
Allowance for sales returns	$7,817	$16,254	$(15,622)	$8,449
Allowance for cash discounts	29,545	27,673	$(28,630)	28,588
Valuation allowance for deferred tax assets	$19,244	$2,850	$—	$22,094

Year Ended December 31, 2022:
Allowance for sales returns	$8,997	$15,574	$(16,754)	$7,817
Allowance for cash discounts	25,629	29,714	(25,798)	29,545
				$37,362