Form 10-Q
period 2025-03-31
Turtle Beach Corp
filed 2025-05-08
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on April 30, 2025 was 20,146,401

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per-share data)

	Three Months Ended
	March 31,	March 31,
	2025	2024

Net revenue	$63,901	$55,848
Cost of revenue	40,534	38,062
Gross profit	23,367	17,786
Operating expenses:
Selling and marketing	12,453	9,013
Research and development	3,993	3,902
General and administrative	8,216	5,674
Insurance recovery	(3,439)	—
Acquisition-related cost	608	4,910
Total operating expenses	21,831	23,499
Operating income (loss)	1,536	(5,713)
Interest expense	2,006	150
Other non-operating expense, net	303	370
Loss before income tax	(773)	(6,233)
Income tax benefit	(109)	(6,388)
Net (loss) income	$(664)	$155

Net (loss) income per share
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01
Weighted average number of shares:
Basic	20,506	18,321
Diluted	20,506	19,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024

Net (loss) income	$(664)	$155
Other comprehensive income (loss):
Foreign currency translation adjustment	767	(418)
Other comprehensive income (loss)	767	(418)
Comprehensive income (loss)	$103	$(263)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,684	$12,995
Accounts receivable, net	42,354	93,118
Inventories	73,664	71,251
Prepaid expenses and other current assets	14,533	11,007
Total Current Assets	142,235	188,371
Property and equipment, net	4,884	5,844
Goodwill	50,428	52,942
Intangible assets, net	40,382	42,398
Other assets	9,095	9,306
Total Assets	$247,024	$298,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$6,592	$49,412
Accounts payable	39,539	34,839
Other current liabilities	26,294	39,421
Total Current Liabilities	72,425	123,672
Debt, non-current	45,544	45,620
Income tax payable	1,367	1,362
Other liabilities	6,814	7,603
Total Liabilities	126,150	178,257
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 19,850,436 and 19,961,696 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	20	20
Additional paid-in capital	240,150	239,983
Accumulated deficit	(118,758)	(118,094)
Accumulated other comprehensive loss	(538)	(1,305)
Total Stockholders’ Equity	120,874	120,604
Total Liabilities and Stockholders’ Equity	$247,024	$298,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(664)	$155
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,110	916
Amortization of intangible assets	2,016	560
Amortization of debt financing costs	276	70
Stock-based compensation	1,912	1,105
Deferred income taxes	(445)	(6,716)
Change in sales returns reserve	1,873	(2,410)
Provision for obsolete inventory	486	794
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	48,891	35,918
Inventories	(2,899)	(3,063)
Accounts payable	4,716	8,065
Prepaid expenses and other assets	(3,473)	(357)
Income taxes payable	(1,401)	2
Other liabilities	(11,946)	(7,782)
Net cash provided by operating activities	40,452	27,257
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(166)	(731)
Acquisition of a business, net of cash acquired	2,515	(75,494)
Net cash provided by (used for) investing activities	2,349	(76,225)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	65,276	80,288
Repayment of revolving credit facilities	(108,096)	(80,288)
Proceeds of term loan	—	50,000
Repayment of term loan	(312)	(104)
Proceeds from exercise of stock options	5	1,257
Repurchase of common stock	(1,750)	—
Debt financing costs	—	(3,170)
Net cash (used for) provided by financing activities	(44,877)	47,983
Effect of exchange rate changes on cash and cash equivalents	765	75
Net decrease in cash and cash equivalents	(1,311)	(910)
Cash and cash equivalents - beginning of period	12,995	18,726
Cash and cash equivalents - end of period	$11,684	$17,816

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$1,930	$370
Cash paid for income taxes	$173	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited, in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total

Balance at December 31, 2024	19,962	$20	$239,983	$(118,094)	$(1,305)	$120,604
Net loss	—	—	—	(664)	—	(664)
Other comprehensive income	—	—	—	—	767	767
Issuance of restricted stock	9	—	—	—	—	—
Stock options exercised	—	—	5	—	—	5
Stock-based compensation	—	—	1,912	—	—	1,912
Repurchase of common stock	(121)	—	(1,750)	—	—	(1,750)
Balance at March 31, 2025	19,850	$20	$240,150	$(118,758)	$(538)	$120,874

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at December 31, 2023	17,532	$18	$220,185	$(134,277)	$(849)	$85,077
Net income	—	—	—	155	—	155
Other comprehensive loss	—	—	—	—	(418)	(418)
Issuance of acquisition-related stock	3,450	3	38,047	—	—	38,050
Issuance of restricted stock	12	—	—	—	—	—
Stock options exercised	171	—	1,257	—	—	1,257
Stock-based compensation	—	—	1,105	—	—	1,105
Balance at March 31, 2024	21,165	$21	$260,594	$(134,122)	$(1,267)	$125,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Description of Business

Organization

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in San Diego, California and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing, and marketing innovative products across a range of large addressable markets under the Turtle Beach® brands. Turtle Beach, a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices, expanded its brand beyond gaming headsets and launched its gaming controller product line, as well as gaming flight simulation and racing simulation accessories, and strengthened its gaming PC keyboards and mice product lines. In 2024, Turtle Beach acquired Performance Designed Products, LLC (“PDP”), another leading gaming accessory brand with a robust slate of products, including gaming controllers, gamepads for all platforms and licensing deals with popular gaming and entertainment properties.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

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

The December 31, 2024 Condensed Consolidated Balance Sheet has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 17, 2025 (“Annual Report”).

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

Recently Issued Accounting Pronouncements Not Yet Adopted

The Company considers the applicability and impact of all Accounting Standards Update ("ASUs"). ASUs not referenced below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company's unaudited condensed consolidated financial statements.

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

Note 3. Business Combinations

Performance Designed Products, LLC Acquisition

On March 13, 2024, the Company acquired all the issued and outstanding equity of PDP for consideration that included cash and common stock. PDP was a privately held gaming accessories leader that designs and distributes video game accessories, including controllers, headsets, power supplies, cases, and other accessories. As a result of the acquisition, the Company strengthened its leadership position in hardware gaming accessories and expanded its product portfolio.

Consideration for the transaction consisted of the issuance of 3.45 million shares of Company common stock and approximately $78.9 million in cash, subject to customary post-closing adjustments for working capital, closing cash, closing debt and closing third party expenses. On a fully-diluted basis, issued stock represented approximately 16.4% of the total issued and outstanding shares of the Company as of the closing date. The fair value of the 3.45 million common shares issued as part of the consideration was determined on the basis of the closing market price of the Company’s common shares on the acquisition date, or $11.03 per share. As a result, the total final purchase consideration was $114.4 million, partially funded by borrowing on the new term loan facility (see Note 7). Additionally, the Company recognized $4.9 million of acquisition-related costs that were expensed during the three months ended March 31, 2024, and are included as a component of general & administrative expenses in the unaudited Condensed Consolidated Statement of Operations.

The following table summarizes the allocation of the consideration transferred to the assets acquired and liabilities assumed at the acquisition date:

(In thousands)	Amount
Cash	1,562
Accounts Receivable	23,888
Inventory	22,721
Prepaid and Other Current Assets	3,195
Property, Plant & Equipment	1,161
Other Assets	3,478
Intangible Assets	47,769
Accounts Payable	(12,535)
Accrued Liabilities	(6,268)
Lease Payable	(2,726)
Deferred Tax Liability	(7,592)
Total identifiable net assets	74,653
Goodwill	39,741
Total consideration	$114,394

On January 28, 2025, the Company finalized the post-closing adjustments related to the acquisition of PDP, resulting in a $2.5 million payment from the sellers to the Company. The payment was received by the Company in January 2025 and accounted for as a reduction of purchase consideration in the first quarter of 2025.

The goodwill from the acquisition, which is fully deductible for tax purposes, consists largely of synergies and economies of scale expected from adding the operations of PDP's and the Company’s existing business and supply channels.

PDP's net revenue has been integrated in the Company's unaudited condensed consolidated financial statements in the three months ended March 31, 2025. PDP's net revenue included in the Company’s consolidated results was $5.9 million for the three months ended March 31, 2024.

Pro Forma Financial Information (Unaudited)

The following table reflects the unaudited pro forma operating results of the Company for the three months ended March 31, 2024, which give effect to the acquisition of PDP as if it had occurred on January 1, 2023.

Three Months Ended
March 31,
2024
(in thousands)
Net revenue	$77,832
Net (loss)	$(2,516)

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit. As of March 31, 2025 and December 31, 2024, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

The following is a summary of the carrying amounts and estimated fair values of the Company's financial instruments as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$11,684	$11,684	$12,995	$12,995
Term Loan	$48,646	$48,646	$48,958	$48,958
Revolving credit facility	$6,592	$6,592	$49,412	$49,412

Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying value of the Credit Facility and Term Loan due 2027 equals fair value as the stated

interest rate approximates market rates currently available to the Company. The carrying value of the Credit Facility approximates fair value, due to the variable rate nature of the debt, as of March 31, 2025 and December 31, 2024.

Note 5. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	March 31, 2025	December 31, 2024

Finished goods	$71,409	$67,145
Raw materials	2,255	4,106
Total inventories	$73,664	$71,251

Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	March 31, 2025	December 31, 2024

Machinery and equipment	$2,711	$2,761
Software and software development	2,813	2,858
Furniture and fixtures	1,693	1,679
Tooling (1)	12,953	14,062
Leasehold improvements	2,333	2,323
Demonstration units and convention booths (1)	4,309	17,818
Total property and equipment, gross	26,812	41,501
Less: accumulated depreciation and amortization	(21,928)	(35,657)
Total property and equipment, net	$4,884	$5,844

(1) In the three months ended March 31, 2025, the Company wrote off certain fully depreciated demonstration units and tooling totaling $14.9 million. There was no proceeds recognized upon disposal.

Depreciation and amortization expense on property and equipment was $1.1 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively.

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024

Accrued employee expenses	$4,253	$3,714
Accrued royalty	4,544	11,326
Accrued tax-related payables	2,448	7,123
Accrued freight	1,663	1,635
Accrued marketing	1,801	3,045
Accrued expenses	10,335	11,328
Term loan, short term	1,250	1,250
Total other current liabilities	$26,294	$39,421

Note 6. Goodwill and Intangible Assets

Goodwill

The Company conducts its goodwill impairment analysis annually or more frequently if changes in facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit may be less than its carrying value. Due to a significant decline in the Company's stock price and the potential negative impact of tariffs and other external factors on the business, management performed a quantitative and qualitative assessment and concluded that the market capitalization of $284.9 million exceeded the net carrying value of the business. Accordingly, it was determined that no events or changes in circumstances indicated that the carrying value may not be recoverable.

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance as of January 1, 2025	$52,942
Purchase price adjustment	(2,514)
Balance as of March 31, 2025	$50,428

Intangible Assets, net

Acquired identifiable intangible assets, and related accumulated amortization, as of March 31, 2025 and December 31, 2024 consisted of (in thousands):

	March 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Book Value

Customer relationships	$10,938	$6,868	$4,070
Tradenames	18,293	5,008	13,285
Developed technology	27,706	4,810	22,896
Patent and trademarks	784	653	131
Total Intangible Assets	$57,721	$17,339	$40,382

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value

Customer relationships	$10,880	$6,533	$4,347
Tradenames	18,293	4,451	13,842
Developed technology	27,706	3,656	24,050
Patent and trademarks	784	625	159
Total Intangible Assets	$57,663	$15,265	$42,398

Amortization expense related to definite lived intangible assets of $2.0 million and $0.6 million was recognized for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, estimated annual amortization expense related to definite lived intangible assets in future periods was as follows (in thousands):

2025	$6,039
2026	7,763
2027	7,590
2028	7,590
2029	7,590
Thereafter	3,810
Total	$40,382

Note 7. Credit Facility and Long-Term Debt

The following table presents the carrying value of the Revolving Credit Facility and Term Loan (in thousands):

	March 31, 2025	December 31, 2024
Revolving credit facility, maturing March 2027	$6,592	$49,412
Term loan Due 2027	$48,646	$48,958

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $2.0 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

Amortization of deferred financing costs was $0.3 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

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

On March 13, 2024, the Company entered into a Fourth Amendment, dated as of March 13, 2024 (the “Fourth Amendment”), by and among the Company, Voyetra Turtle Beach, Inc., TBC Holding Company LLC, Turtle Beach Europe Limited, VTB Holdings, Inc., the financial institutions party thereto from time to time and Bank of America, as administrative agent, collateral agent and security trustee for the lenders.

Among other things, the Fourth Amendment provided for: (i) the acquisition of PDP; (ii) the revision of the calculation of the U.S. Borrowing Base to include certain acquired assets of PDP equal to the lesser of (a) the sum of the accounts formula amount and the inventory formula amount (each as defined in the Fourth Amendment), (b) $15,000,000, and (c) 30% of the aggregate Revolver Commitments; (iii) the extension of the maturity date of the Credit Facility from April 1, 2025 to March 13, 2027; and (iv) updates to the interest rate and margin terms such that the loans will bear interest at a rate equal to (1) SOFR, (2) the U.S. Base Rate, (3) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, and (4) the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% and 2.50% for Base Rate Loans and 1.75% and 3.50% for Term SOFR Loans, SONIA Rate Loans and EUIBOR Loans.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, and (iii) the EUIBOR for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.75% to 3.50% for U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50%, and letter of credit fees and agent fees. As of March 31, 2025, interest rates for outstanding borrowings were 8.10% for base rate loans and 6.19% for Term SOFR loans.

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

As of March 31, 2025, the Company was in compliance with all the financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $51.2 million.

Term Loan

On March 13, 2024, Turtle Beach and certain of its subsidiaries entered into a new financing agreement with Blue Torch Finance, LLC, (“Blue Torch”), pursuant to which Blue Torch for an aggregate amount of $50 million (the “Term Loan Facility”), the proceeds of which were used to (i) fund a portion of the PDP acquisition purchase price; (ii) repay certain existing indebtedness of the acquired business; (iii) to pay fees and expenses related to such transactions and (iv) for general corporate purposes. The Term Loan Facility will amortize in a monthly amount equal to 0.21% during the first two years and 0.42% during the third year. As the prepayment period concluded on March 13, 2025, the Term Loan Facility is no longer subject to the prepayment premium applied during the first year. The Term Loan Facility is secured by substantially all of the assets of the Company and its subsidiaries which are party to the Term Loan Facility.

The Term Loan Facility (a) matures on March 13, 2027; (b) bears interest at a rate equal to (i) a base rate plus 7.25% per annum for Reference Rate Loans and Secured Overnight Financing Rate (“SOFR”) plus 8.25% per annum for SOFR Loans if the total net leverage ratio is greater than or equal to 2.25x and (ii) a base rate plus 6.75% per annum for Reference Rate Loans and SOFR plus 7.75% per annum for SOFR Loans if the total net leverage ratio is less than 2.25x; and (c) is subject to certain affirmative, negative and financial covenants, including a minimum liquidity covenant and a quarterly total net leverage ratio covenant. As of March 31, 2025, the interest rate for outstanding borrowings was 12.19%.

On August 7, 2024, the Company and Blue Torch amended the Term Loan Facility to, among other things, permit the Company to repurchase Company common stock in an aggregate amount not to exceed $30 million prior to March 31, 2025, subject to the satisfaction of certain conditions. The other material terms of the Term Loan Facility were unchanged.

As of March 31, 2025, the Company was in compliance with all the financial covenants under the Term Loan Facility.

Maturities of Term Loan Debt

As of March 31, 2025, maturities of debt, assuming no prepayments, are as follows (in thousands):

2025	$938
2026	2,292
2027	45,416
Total	$48,646

Note 8. Commitments and Contingencies

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

Insolvency Dispute in Germany: On February 15, 2024, TBC Holding Company LLC (“TBCH”), a wholly owned subsidiary of Turtle Beach Corporation, was served with a lawsuit that was brought to the German Higher Regional Court in Stade by the insolvency administrator of KJE Europe GmbH, a company registered and existing under the laws of Germany. In his complaint, the insolvency administrator claims that TBCH is liable to reimburse any payments received by the TBCH under a certain settlement agreement with KJE Europe GmbH dated June 30, 2020. On February 28, 2025, the Court ruled in favor of the insolvency administrator holding that TBCH was liable for EUR 1.4 million plus interest and costs. TBCH continues to believe the claims do not have merit and has appealed the judgment. As of March 31, 2025, the Company has accrued for the potential impact of loss contingency.

Intellectual Property Dispute: PDP, a wholly-owned subsidiary of Turtle Beach Corporation, has received a letter from OKYN Holdings, Inc., d/b/a Nyko Technologies (“Nyko”) claiming that PDP’s Ultra Slim Charge System for PlayStation 4 (“Ultra Slim”) infringes certain patents allegedly owned by Nyko. The Ultra Slim product is no longer being sold by PDP in the United States. To date, Nyko has not filed a lawsuit regarding its allegations. PDP is investigating the claims and will vigorously defend itself.

The Company will continue to vigorously defend itself in the foregoing unresolved matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at March 31, 2025 for contingent losses associated with these matters unless otherwise disclosed above based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Product Warranties

The Company warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Warranties are generally fulfilled by replacing defective products with new products. The following table provides the changes in our product warranties, which are included in other current liabilities (in thousands):

	Three Months Ended
	March 31,
	2025	2024

Warranty, beginning of period	$815	$670
Warranty costs accrued	192	220
Settlements of warranty claims	(198)	(203)
Warranty, end of period	$809	$687

Indemnifications

The Company indemnifies certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of March 31, 2025, no material amounts have been accrued for indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

The Company also indemnifies its current and former directors and certain current and former officers. Certain costs incurred for providing such indemnification may be recoverable under various insurance policies. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements because these exposures are not capped, the obligations are conditional in nature, and the facts and circumstances involved in any situation that might arise are variable.

Note 9. Income Taxes

The following table presents the Company’s income tax expense (in thousands) and effective income tax rate:

	Three Months Ended
	March 31,
	2025	2024

Income tax benefit	$(109)	$(6,388)
Effective income tax rate	14.1%	102.5%

The effective tax rate for the three months ended March 31, 2025 was primarily impacted by the change in U.S. valuation allowance, foreign taxes, and Federal and State current tax. The effective tax rate for the three months ended March 31, 2024 was primarily impacted by the release of U.S. valuation allowance for PDP acquired net deferred tax liabilities.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of March 31, 2025, the Company had uncertain tax positions of $2.5 million, inclusive of $0.6 million of interest and penalties.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred taxes will not be realized. The Company considers all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. Due to the significant 2022 pre-tax loss, coupled with cumulative book losses projected in early future years, the Company recorded a valuation allowance on its net U.S. deferred tax assets as of December 31, 2022. The Company continues to maintain this valuation allowance for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Company recorded a $6.7 million of tax benefit related to the PDP acquisition, including a reversal of $7.0 million of valuation allowance for PDP acquired net deferred tax liabilities.

The Company is subject to income taxes domestically and in various foreign jurisdictions. The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2021 through 2023, and the state tax years open under the statute of limitations are 2020 through 2023, and the foreign tax years open under the statute of limitations are 2021 through 2023.

Note 10. Equity Incentive Plans and Stock-Based Compensation

Stock Repurchase Activity

On April 9, 2019, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. On April 1, 2021, the Board of Directors approved an extension and expansion of this stock repurchase program up to $25.0 million of its common shares, expiring April 9, 2023. On March 3, 2023, the Company’s Board of Directors approved a two-year extension of this stock repurchase plan. On April 9, 2024, the Board of Directors approved an additional expansion of this stock repurchase program to up to $55 million of the Company’s common shares. During the three months ended March 31, 2025, the Company repurchased 0.1 million shares of its common stock for a total cost of $1.8 million. As of March 31, 2025, the total cost of repurchased common stock was $29.6 million.

Stock-Based Compensation

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024

Cost of revenue	$175	$131
Selling and marketing	868	487
Research and development	469	224
General and administrative	400	263
Total stock-based compensation	$1,912	$1,105

The following table presents the stock activity and the total number of shares available for grant as of March 31, 2025 (in thousands):

Balance at December 31, 2024	727
Options Cancelled	2
Restricted Stock Granted	(110)
Balance at March 31, 2025	619

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2024	637,916	$9.38	4.55	$5,483,767
Options Granted	—	—
Options Exercised	(640)	8.03
Options Forfeited	(2,372)	13.55
Outstanding at March 31, 2025	634,904	$9.37	4.32	$3,703,702
Vested and expected to vest at March 31, 2025	634,904	$9.45	4.32	$3,703,702
Exercisable at March 31, 2025	634,904	$9.45	4.32	$3,703,702

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

There have been no options granted since the fiscal year 2021.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2024	605,356	$15.92
Granted	109,716	16.87
Vested	(10,433)	21.65
Shares forfeited	—	—
Nonvested restricted stock at March 31, 2025	704,639	$15.99

As of March 31, 2025, total unrecognized compensation cost related to the nonvested restricted stock granted was $7.0 million, which is expected to be recognized over a remaining weighted average vesting period of 2.1 years.

Warrants

As of March 31, 2025, the Company had 550,000 wholly funded warrants related to a series of transactions pursuant to which the previously outstanding Series B Preferred Stock were retired. The warrants do not expire.

Note 11. Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders (in thousands, except per-share data):

	Three Months Ended
	March 31,
	2025	2024

Net (loss) income	$(664)	$155

Weighted average common shares outstanding — Basic	20,506	18,321
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	—	224
Dilutive effect of stock options	—	294
Dilutive effect of warrants	—	550
Weighted average common shares outstanding — Diluted	20,506	19,389
Net (loss) income per share:
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01

Incremental shares from stock options and restricted stock are computed by the treasury stock method. The treasury stock method calculates dilution assuming the exercise of all in-the-money options and vesting of restricted stock, reduced by the repurchase of shares with the proceeds from the assumed exercises and unrecognized compensation expense for outstanding awards and the estimated tax benefit of the assumed exercises.

The weighted average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method (in thousands).

	Three Months Ended
	March 31,
	2025	2024

Stock options	638	69
Restricted stock	669	279
Total	1,307	348

Note 12. Segment Information

The Company operates in a single reportable segment. The entire business is managed by a single management team whose chief operating decision maker is the Chief Executive Officer, who evaluates segment performance based on operating income (loss) for purposes of allocating resources and evaluating financial performance.

The following table represents total net revenue based on where customers are physically located (in thousands):

	Three Months Ended
	March 31,
	2025	2024

North America	$46,984	$42,159
Europe and Middle East	13,618	10,961
Asia Pacific	3,299	2,728
Total net revenues	$63,901	$55,848

The following table reflects the incremental disclosure requirements related to our adoption of ASU 2023-07 for the following periods (in thousands):

	Three Months Ended
	March 31,
	2025	2024

Net revenue	$63,901	$55,848
Significant segment expenses:
Cost of revenue	40,534	38,062
Sales	6,024	4,077
Marketing	6,429	4,936
Research and development	3,993	3,902
General and administrative	8,216	5,674
Other costs (1)	(2,831)	4,910
Operating income (loss)	1,536	(5,713)
Reconciliation of segment operating income to net (loss) income:
Interest expense, net	2,006	150
Other non-operating expense, net	303	370
Income tax benefit	(109)	(6,388)
Net (loss) income	$(664)	$155

(1) Other costs in the three months ended March 31, 2025 include acquisition-related costs and an insurance recovery. Other costs in the three months ended March 31, 2024 include acquisition-related costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2025 (the “Annual Report.”)

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

Overview

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in San Diego, California, and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing, and marketing innovative products across a range of large addressable markets under the Turtle Beach brand. The Turtle Beach® brand is a market share leader in console gaming headsets with a vast portfolio of headsets designed to be compatible with the latest Xbox, PlayStation, and Nintendo consoles, as well as for personal computers (“PCs”) and mobile/tablet devices. Turtle Beach Corporation’s PC product portfolio includes headsets, gaming keyboards, mice and other gaming accessories focused on the PC gaming platform and it has recently expanded its brand beyond gaming headsets and launched its gaming controller product line, as well as, gaming flight simulation and racing simulation accessories. In March 2024, Turtle Beach acquired Performance Designed Products (“PDP”), another leading gaming accessory brand with a robust slate of products, including gaming controllers/gamepads for all platforms and licensing deals with popular gaming and entertainment properties, including Call of Duty and Fortnite among others. The Company has started the process of transitioning all gaming accessories under its best-selling Turtle Beach brand, with products for consoles and PC, including multiplatform gaming headsets, controllers, mice, keyboards, microphones, and flight/racing simulation accessories under one of the industry’s most recognized and trusted brand names.

Business Trends

Turtle Beach operates in nearly $200 billion global games and accessories market. The global gaming audience now exceeds global cinema and music markets with over 3.4 billion active gamers worldwide. Gaming peripherals, such as headsets, controllers, keyboards, mice, microphones, and flight and racing simulation controls are estimated to be an $11.0 billion business globally.

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

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2025	2024

Net revenue	$63,901	$55,848
Cost of revenue	40,534	38,062
Gross profit	23,367	17,786
Operating expenses	21,831	23,499
Operating income (loss)	1,536	(5,713)
Interest expense	2,006	150
Other non-operating expense, net	303	370
Loss before income tax	(773)	(6,233)
Income tax benefit	(109)	(6,388)
Net (loss) income	$(664)	$155

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2025	2024

Net Revenue	$63,901	$55,848
Gross Profit	$23,367	$17,786
Gross Margin	36.6%	31.8%

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

Net revenue for the three months ended March 31, 2025 was $63.9 million, a $8.1 million increase from $55.8 million driven by incremental revenue from the PDP acquisition.

For the three months ended March 31, 2025, gross margin increased to 36.6% from 31.8% in the comparable prior year period primarily due to operating leverage from higher revenue from the PDP acquisition and lower promotional spend and freight costs.

Operating Expenses

	Three Months Ended
	March 31,
	2025	2024
(in thousands)
Selling and marketing	$12,453	$9,013
Research and development	3,993	3,902
General and administrative	8,216	5,674
Subtotal operating expenses	24,662	18,589
Insurance recovery	(3,439)	—
Acquisition-related cost	608	4,910
Total operating expenses	$21,831	$23,499

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2025 totaled $12.5 million, compared to $9.0 million for the three months ended March 31, 2024, primarily due to increased direct media marketing and incremental intangible assets amortization expenses related to the PDP acquisition.

Research and Development

Research and development costs for the three months ended March 31, 2025 was $4.0 million, compared to $3.9 million for the three months ended March 31, 2024, due to incremental expenses related to the PDP acquisition.

General and Administrative

General and administrative expenses for the three months ended March 31, 2025 totaled $8.2 million compared to $5.7 million for the three months ended March 31, 2024 due to professional service costs and incremental expenses related to the PDP acquisition.

Insurance recovery

Insurance recovery relates to the recognition of certain initial insurance claim receivables from the previously disclosed loss of inventory while in transit that occurred in the fourth quarter of 2024.

Acquisition-related cost

Acquisition-related costs include one-time costs incurred in connection with the PDP acquisition including professional fees such as legal and accounting along with other certain integration related costs.

Income Taxes

Income tax benefit for the three months ended March 31, 2025 was $0.1 million at an effective tax rate of 14.1% compared to income tax benefit for the three months ended March 31, 2024 of $6.4 million at an effective tax rate of 102.5%. The effective tax rate for the three months ended March 31, 2025 was primarily impacted the by the reversal of a portion of the Company’s deferred tax asset valuation allowance.

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

Adjusted EBITDA (and a reconciliation to Net income (loss), the nearest GAAP financial measure) for the three months ended March 31, 2025 and March 31, 2024, are as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024

Net (loss) income	$(664)	$155
Interest expense	2,006	150
Depreciation and amortization	3,126	1,476
Stock-based compensation	1,912	1,105
Income tax provision (1)	(109)	(6,388)
Restructuring expense (2)	5	41
Acquisition-related cost (3)	608	4,910
Insurance recovery (4)	(3,439)	—
Loss on inventory in transit and other costs (5)	605	—
Adjusted EBITDA	$4,050	$1,449

(1)
An income tax benefit of $7.0 million in the three months ended March 31, 2024 was recorded as a result of the reversal of a portion of the Company’s deferred tax asset valuation allowance.
(2)
Restructuring charges are expenses that are paid in connection with reorganization of operations. These costs primarily include severance and related benefits.
(3)
Acquisition-related cost includes one-time costs we incurred in connection with acquisitions including warehouse lease impairment, professional fees such as legal and accounting along with other integration related costs.
(4)
Insurance proceeds from claims related to a loss of inventory while in transit that occurred in the fourth quarter of 2024.
(5)
Certain professional fees related to recovery initiatives in connection with a loss of inventory while in transit that occurred in the fourth quarter of 2024.

Liquidity and Capital Resources

Our primary sources of working capital are cash flow from operations and availability of capital under our Revolving Credit Facility. We have funded operations and acquisitions in recent periods with operating cash flows and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended
	March 31,
	2025	2024

Cash and cash equivalents at beginning of period	$12,995	$18,726
Net cash provided by operating activities	40,452	27,257
Net cash provided by (used for) investing activities	2,349	(76,225)
Net cash (used for) provided by financing activities	(44,877)	47,983
Effect of foreign exchange on cash	765	75
Cash and cash equivalents at end of period	$11,684	$17,816

Operating activities

Cash provided by operating activities for the three months ended March 31, 2025 was $40.5 million, an increase of $13.2 million as compared to $27.3 million for the three months ended March 31, 2024. The increase is primarily due to higher gross receipts as a result of incremental PDP revenue.

Investing activities

Cash provided by investing activities was $2.3 million for the three months ended March 31, 2025, which was primarily related to a $2.5 million working capital adjustment payment, compared to $76.2 million used for the three months ended March 31, 2024 primarily related to the acquisition of the PDP business.

Financing activities

Net cash used for financing activities was $44.9 million during the three months ended March 31, 2025 compared to net cash provided by financing activities of $48.0 million during the three months ended March 31, 2024. Financing activities during the three months ended March 31, 2025 consisted primarily of $42.8 million revolving credit facility net repayments, $1.8 million of share repurchases, and $0.3 million of term loan repayments.

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

Foreign cash balances at March 31, 2025 and December 31, 2024 were $2.7 million and $4.5 million, respectively.

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

On March 13, 2024, the Company entered into a Fourth Amendment, dated as of March 13, 2024 (the “Fourth Amendment”), by and among the Company, Voyetra Turtle Beach, Inc., TBC Holding Company LLC, PDP, Turtle Beach Europe Limited, VTB Holdings, Inc., the financial institutions party thereto from time to time and Bank of America, as administrative agent, collateral agent and security trustee for the lenders.

Among other things, the Fourth Amendment provided for: (i) the acquisition of PDP; (ii) the revision of the calculation of the U.S. Borrowing Base to include certain acquired assets of PDP equal to the lesser of (a) the sum of the accounts formula amount and the inventory formula amount (each as defined in the Fourth Amendment), (b) $15,000,000, and (c) 30% of the aggregate Revolver Commitments; (iii) extension of the maturity date of the Credit Facility from April 1, 2025 to March 13, 2027; and (iv) updates to the interest rate and margin terms such that the loans will bear interest at a rate equal to (1) SOFR, (2) the U.S. Base Rate, (3) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, and (4) the Euro Interbank Offered Rate (“EUIBOR”) for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% and 2.50% for Base Rate Loans and 1.75% and 3.50% for Term SOFR Loans, SONIA Rate Loans and EUIBOR Loans.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, (iii) and the EUIBOR for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.75% to 3.50% for U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50% and letter of credit fees and agent fees. As of March 31, 2025, interest rates for outstanding borrowings were 8.10% for base rate loans and 6.19% for Term SOFR loans.

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

As of March 31, 2025, the Company was in compliance with all the financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $51.2 million.

Term Loan

On March 13, 2024, Turtle Beach and certain of its subsidiaries entered into a new financing agreement with Blue Torch Finance, LLC, (“Blue Torch”), for an aggregate amount of $50 million (the “Term Loan Facility”), the proceeds of which were used to (i) fund a portion of the PDP acquisition purchase price; (ii) repay certain existing indebtedness of the acquired business; (iii) to pay fees and expenses related to such transactions and (iv) for general corporate purposes. The Term Loan Facility amortizes in a monthly amount equal to 0.208333% during the first two years and 0.416667% during the third year. As the prepayment period concluded on March 13, 2025, the Term Loan Facility is no longer subject to the prepayment premium applied during the first year. The Term Loan Facility is secured by substantially all of the assets of the Company and its subsidiaries which are party to the Term Loan Facility.

The Term Loan Facility (a) matures on March 13, 2027; (b) bears interest at a rate equal to (i) a base rate plus 7.25% per annum for Reference Rate Loans and Secured Overnight Financing Rate (“SOFR”) plus 8.25% per annum for SOFR Loans if the total net leverage ratio is greater than or equal to 2.25x and (ii) a base rate plus 6.75% per annum for Reference Rate Loans and SOFR plus 7.75% per annum for SOFR Loans if the total net leverage ratio is less than 2.25x; and (c) is subject to certain affirmative, negative and financial covenants, including a minimum liquidity covenant and a quarterly total net leverage ratio covenant. As of March 31, 2025, the interest rate for outstanding borrowings was 12.19%.

On August 7, 2024, the Company and Blue Torch amended the Term Loan Facility to, among other things, permit the Company to repurchase Company common stock in an aggregate amount not to exceed $30 million prior to March 31, 2025, subject to the satisfaction of certain conditions. The other material terms of the Term Loan Facility were unchanged.

As of March 31, 2025, the Company was in compliance with all financial covenants under the Term Loan Facility.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of March 31, 2025 and December 31, 2024, we did not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of March 31, 2025 and December 31, 2024, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

Inflation Risk

The Company is exposed to market risk due to inflationary pressures affecting our costs and demand for the products we sell. In recent years, our business has been affected by global supply chain constraints and unfavorable changes in economic or political conditions in the countries and markets where we operate. Such inflationary pressures have been and could continue to be exacerbated by higher oil prices, geopolitical turmoil, and economic policy actions and could lead to a recessionary environment. Inflationary pressures can also have a negative impact on demand for the products we sell. Reduced or delayed discretionary spending by consumers in response to inflationary pressures has reduced consumer demand for our products, and may result in reduced sales.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Principal Executive Officer (or PEO) and our Principal Financial Officer (or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were ineffective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

The Company is in process of remediating the material weaknesses identified and discussed in Part II, Item 9A. Controls Procedures of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no changes in our internal control over financial reporting during the period covered that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

Please refer to Note 11, “Commitments and Contingencies” in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A - Risk Factors

We depend upon the success and availability of third-party gaming platforms and the release and availability of successful game titles to drive sales of our gaming accessories.

The performance of our gaming accessories business is affected by the continued success of the PC gaming market and third-party gaming platforms, such as Microsoft’s Xbox consoles, Sony’s PlayStation consoles and Nintendo’s Switch consoles. Our business could suffer if any of these parties fail to continue to drive the success of these platforms, develop new or enhanced video game platforms, or produce and timely release sufficient quantities of such consoles. Further, if a platform is withdrawn from the market or fails to sell, we may be forced to liquidate inventories relating to that platform or accept returns resulting in significant losses.

Our business is also affected by the continued success of third-party publishers developing and releasing game titles for current or future generation platforms. The timely release of flagship titles like Grand Theft Auto VI and others helps drive increased demand for our products. If such flagship titles are not released or are delayed, our results of operation may vary from past or anticipated future results of operation.

Changes in U.S. or foreign trade policies, including the imposition of tariffs on imported goods and other trade restrictions, as well as uncertainty over such actions, may adversely impact our business and financial performance.

We obtain components and products from numerous suppliers throughout the world. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture our products could have an impact on our competitive position, business operations and financial performance.

Recently, the U.S. government announced substantial changes in U.S. trade policy and U.S. trade agreements, including the initiation of tariffs and trade restrictions on certain foreign goods. In response to these tariffs, certain foreign governments subject to such tariffs, including China, have retaliated by imposing tariffs on certain U.S. goods, which could represent near-term challenges to our industry. Increased retaliatory tariffs imposed by other countries on U.S. exports, further increases in U.S. tariffs, and the uncertainties surrounding domestic and foreign tariffs could require us to increase our prices, which could decrease demand for our products, and in certain cases, the Company may be unable to pass along such increased costs to our customers.

We are actively monitoring and evaluating the development and potential impacts of tariffs on our supply chain and results of operations. We are also taking steps to mitigate the effects of current and potential tariffs on our business. However, we may not be able to fully mitigate the effects of any prolonged tariffs or trade disputes. Further, additional trade restrictions could be adopted with little to no advanced notice, and we may not be able to effectively mitigate the adverse impacts from such measures.

Other than noted above, there have been no material changes in the risk factors set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 9, 2019, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $15.0 million of its common stock. Any repurchases under the program will be made from time to time on the open market at prevailing market prices. On April 1, 2021, the Board of Directors approved an extension and expansion of this stock repurchase program up to $25.0 million of its common shares, expiring April 9, 2023. On March 3, 2023, the Company’s Board of Directors approved a two-year extension of this stock repurchase plan. On April 9, 2024, the Board of Directors approved an additional expansion of this stock repurchase program to up to $55 million of the Company’s common stock.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
January 1-31, 2025	—	$—	—	—
February 1-28, 2025	—	$—	—	—
March 1-31, 2025	121,321	$14.43	121,321	$17,088,682
Total	121,321	$1.00	121,321

Item 5 - Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K) during the three months ended March 31, 2025.

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

10.1†

Employment Transition Letter, dated January 24, 2025, by and between Turtle Beach Corporation and John Hanson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 27, 2025).

10.2†

Employment Agreement, dated as of January 13, 2025, by and between Turtle Beach Corporation and Mark Weinswig (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 27, 2025).

31.1 **	Certification of Cris Keirn, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of Mark Weinswig, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Cris Keirn, Principal Executive Officer and Mark Weinswig, Principal Financial Officer.

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

TURTLE BEACH CORPORATION

Date:	May 8, 2025	By:	/s/ MARK WEINSWIG
Mark Weinswig Chief Financial Officer
(Principal Financial and Accounting Officer)