Form 10-Q
period 2025-06-30
Turtle Beach Corp
filed 2025-08-07
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on July 31, 2025 was 19,806,636

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per-share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Net revenue	$56,777	$76,478	$120,678	$132,326
Cost of revenue	38,515	53,402	79,049	91,464
Gross profit	18,262	23,076	41,629	40,862
Operating expenses:
Selling and marketing	12,731	13,741	25,184	22,754
Research and development	4,471	4,589	8,464	8,491
General and administrative	7,354	7,463	15,570	13,137
Insurance recovery, net	(5,965)	-	(9,404)	-
Acquisition-related cost	-	1,394	608	6,304
Total operating expenses	18,591	27,187	40,422	50,686
Operating (loss) income	(329)	(4,111)	1,207	(9,824)
Interest expense	2,049	2,220	4,055	2,370
Other expense, net	799	352	1,102	722
Loss before income tax	(3,177)	(6,683)	(3,950)	(12,916)
Income tax (benefit) expense	(246)	841	(355)	(5,547)
Net loss	$(2,931)	$(7,524)	(3,595)	$(7,369)

Net loss per share
Basic	$(0.14)	$(0.35)	$(0.17)	$(0.37)
Diluted	$(0.14)	$(0.35)	$(0.17)	$(0.37)
Weighted average number of shares:
Basic	20,667	21,252	20,587	19,795
Diluted	20,667	21,252	20,587	19,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net loss	$(2,931)	$(7,524)	$(3,595)	$(7,369)
Other comprehensive income (loss)
Foreign currency translation adjustment	2,787	236	3,554	(182)
Other comprehensive income (loss)	2,787	236	3,554	(182)
Comprehensive loss	$(144)	$(7,288)	$(41)	$(7,551)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,705	$12,995
Accounts receivable, net	36,429	93,118
Inventories	76,806	71,251
Prepaid expenses and other current assets	13,092	11,007
Total Current Assets	138,032	188,371
Property and equipment, net	4,781	5,844
Goodwill	50,428	52,942
Intangible assets, net	38,367	42,398
Other assets	8,573	9,306
Total Assets	$240,181	$298,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$19,939	$49,412
Accounts payable	34,481	34,839
Other current liabilities	20,835	39,421
Total Current Liabilities	75,255	123,672
Debt, non-current	40,051	45,620
Income tax payable	1,372	1,362
Other liabilities	6,668	7,603
Total Liabilities	123,346	178,257
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 19,823,915 and 19,961,696 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	20	20
Additional paid-in capital	236,255	239,983
Accumulated deficit	(121,689)	(118,094)
Accumulated other comprehensive income (loss)	2,249	(1,305)
Total Stockholders’ Equity	116,835	120,604
Total Liabilities and Stockholders’ Equity	$240,181	$298,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,595)	$(7,369)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,191	2,084
Fair value step-up adjustment to acquired inventory	—	1,251
Amortization of intangible assets	4,033	2,698
Amortization of debt financing costs	553	348
Stock-based compensation	2,920	1,951
Deferred income taxes	231	(6,339)
Change in sales returns reserve	2,962	(3,209)
Provision for obsolete inventory	1,176	2,081
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	53,727	32,616
Inventories	(6,731)	(11,238)
Accounts payable	(990)	11,281
Prepaid expenses and other assets	(681)	(1,300)
Income taxes payable	(3,367)	192
Other liabilities	(15,126)	(10,434)
Net cash provided by operating activities	37,303	14,613
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(496)	(1,967)
Acquisition of a business, net of cash acquired	2,515	(77,294)
Net cash provided by (used for) investing activities	2,019	(79,261)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	140,346	80,288
Repayment of revolving credit facilities	(169,819)	(56,259)
Proceeds from term loan	—	50,000
Repayment of term loan	(5,625)	(417)
Proceeds from exercise of stock options	112	2,941
Repurchase of common stock	(6,760)	(15,207)
Debt financing costs	—	(3,170)
Net cash (used for) provided by financing activities	(41,746)	58,176
Effect of exchange rate changes on cash and cash equivalents	1,134	208
Net decrease in cash and cash equivalents	(1,290)	(6,264)
Cash and cash equivalents - beginning of period	12,995	18,726
Cash and cash equivalents - end of period	$11,705	$12,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited, in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total

Balance at December 31, 2024	19,962	$20	$239,983	$(118,094)	$(1,305)	$120,604
Net loss	—	—	—	(664)	—	(664)
Other comprehensive income, net of tax	—	—	—	—	767	767
Issuance of restricted stock	9	—	—	—	—	—
Stock options exercised	—	—	5	—	—	5
Stock-based compensation	—	—	1,912	—	—	1,912
Repurchase of common stock	(121)	—	(1,750)	—	—	(1,750)
Balance at March 31, 2025	19,850	$20	$240,150	$(118,758)	$(538)	$120,874
Net loss	—	—	—	(2,931)	—	(2,931)
Other comprehensive income, net of tax	—	—	—	—	2,787	2,787
Issuance of restricted stock	314	—	—	—	—	—
Stock options exercised	32	—	107	—	—	107
Stock-based compensation	—	—	1,008	—	—	1,008
Repurchase of common stock	(373)	—	(5,010)	—	—	(5,010)
Balance at June 30, 2025	19,823	$20	$236,255	$(121,689)	$2,249	$116,835

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at December 31, 2023	17,532	$18	$220,185	$(134,277)	$(849)	$85,077
Net income	—	—	—	155	—	155
Other comprehensive loss, net of tax	—	—	—	—	(418)	(418)
Issuance of acquisition-related stock	3,450	3	38,047	—	—	38,050
Issuance of restricted stock	12	—	—	—	—	—
Stock options exercised	171	—	1,257	—	—	1,257
Stock-based compensation	—	—	1,105	—	—	1,105
Balance at March 31, 2024	21,165	$21	$260,594	$(134,122)	$(1,267)	$125,226
Net loss	—	—	—	(7,524)	—	(7,524)
Other comprehensive income, net of tax	—	—	—	—	236	236
Issuance of restricted stock	365	—	—	—	—	—
Stock options exercised	176	1	1,683	—	—	1,684
Stock-based compensation	—	—	846	—	—	846
Repurchase of common stock	(952)	(1)	(15,206)	—	—	(15,207)
Balance at June 30, 2024	20,754	$21	$247,917	$(141,646)	$(1,031)	$105,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Description of Business

Organization

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in San Diego, California and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing, and marketing innovative products across a range of large addressable markets under the Turtle Beach® brand. Turtle Beach, a worldwide leader of feature-rich headset solutions for use across multiple platforms, including video game and entertainment consoles, handheld consoles, personal computers (“PC”), tablets and mobile devices, expanded its brand beyond gaming headsets and launched its gaming controller product line, as well as gaming flight simulation and racing simulation accessories, and strengthened its gaming PC keyboards and mice product lines. In March 2024, Turtle Beach acquired Performance Designed Products LLC (“PDP”), another leading gaming accessory brand with a robust slate of products, including gaming controllers, gamepads for all platforms and licensing deals with popular gaming and entertainment properties.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

The Company considers the applicability and impact of all Accounting Standards Update (“ASUs"). ASUs not referenced below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company's unaudited condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard to determine its impact on the Company's disclosures.

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

Note 3. Business Combinations

Performance Designed Products LLC Acquisition

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

Consideration for the transaction consisted of the issuance of 3.45 million shares of Company common stock and approximately $78.9 million in cash, subject to customary post-closing adjustments for working capital, closing cash, closing debt and closing third party expenses. On a fully-diluted basis, issued stock represented approximately 16.4% of the total issued and outstanding shares of the Company as of the closing date. The fair value of the 3.45 million common shares issued as part of the consideration was determined on the basis of the closing market price of the Company’s common shares on the acquisition date, or $11.03 per share. As a result, the total final purchase consideration was $114.4 million, partially funded by borrowing on the new term loan facility (see Note 7). Additionally, the Company recognized $6.3 million of acquisition-related costs that were expensed during the six months ended June 30, 2024, and are included as “Acquisition-related costs” in the unaudited Condensed Consolidated Statement of Operations.

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

PDP's net revenue has been integrated in the Company's unaudited condensed consolidated financial statements in the six months ended June 30, 2025. PDP's net revenue included in the Company’s consolidated results was $21.8 million and $27.7 million for the three and six months ended June 30, 2024, respectively.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit. As of June 30, 2025 and December 31, 2024, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

The following is a summary of the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$11,705	$11,705	$12,995	$12,995
Term Loan	$43,333	$43,333	$48,958	$48,958
Revolving credit facility	$19,939	$19,939	$49,412	$49,412

Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying value of the Credit Facility and Term Loan due 2027 equals fair value as the stated interest rate approximates market rates currently available to the Company. The carrying value of the Credit Facility approximates fair value, due to the variable rate nature of the debt, as of June 30, 2025 and December 31, 2024.

Note 5. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	June 30, 2025	December 31, 2024

Finished goods	$72,055	$67,145
Raw materials	4,751	4,106
Total inventories	$76,806	$71,251

Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	June 30, 2025	December 31, 2024

Machinery and equipment	$2,768	$2,761
Software and software development	2,820	2,858
Furniture and fixtures	1,725	1,679
Tooling (1)	13,880	14,062
Leasehold improvements	2,426	2,323
Demonstration units and convention booths (1)	4,320	17,818
Total property and equipment, gross	27,939	41,501
Less: accumulated depreciation and amortization	(23,158)	(35,657)
Total property and equipment, net	$4,781	$5,844

(1) In March 2025, the Company wrote off certain fully depreciated demonstration units and tooling totaling $14.9 million. There were no proceeds recognized upon disposal.

Depreciation and amortization expense on property and equipment was $1.1 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization expense on property and equipment was $2.2 million and $2.1 million for the six months ended June 30, 2025 and 2024.

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024

Accrued employee expenses	$2,438	$3,714
Accrued royalty	3,389	11,326
Accrued tax-related payables	1,839	7,123
Accrued freight	1,069	1,635
Accrued marketing	1,785	3,045
Accrued expenses	8,648	11,328
Term loan, short term	1,667	1,250
Total other current liabilities	$20,835	$39,421

Note 6. Goodwill and Intangible Assets

Goodwill

The Company conducts its goodwill impairment analysis annually or more frequently if changes in facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit may be less than its carrying value. There were no impairment indicators and the

Company's market capitalization continues to exceed the net carrying value of the business. As such, the Company did not perform any further qualitative or quantitative testing.

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance as of January 1, 2025	$52,942
Purchase price adjustment	(2,514)
Balance as of June 30, 2025	$50,428

Intangible Assets, net

Acquired identifiable intangible assets, and related accumulated amortization, as of June 30, 2025 and December 31, 2024 consisted of (in thousands):

	June 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Book Value

Customer relationships	$11,220	$7,425	$3,795
Tradenames	18,293	5,566	12,727
Developed technology	27,706	5,964	21,742
Patent and trademarks	784	681	103
Total Intangible Assets	$58,003	$19,636	$38,367

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value

Customer relationships	$10,880	$6,533	$4,347
Tradenames	18,293	4,451	13,842
Developed technology	27,706	3,656	24,050
Patent and trademarks	784	625	159
Total Intangible Assets	$57,663	$15,265	$42,398

Amortization expense related to definite lived intangible assets of $2.0 million and $2.1 million was recognized for the three months ended June 30, 2025 and 2024, respectively. Amortization expense related to definite lived intangible assets of $4.0 million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, estimated annual amortization expense related to definite lived intangible assets in future periods was as follows (in thousands):

2025	$4,024
2026	7,763
2027	7,590
2028	7,590
2029	7,590
Thereafter	3,810
Total	$38,367

Note 7. Credit Facility and Long-Term Debt

The following table presents the carrying value of the Revolving Credit Facility and Term Loan (in thousands):

	June 30, 2025	December 31, 2024
Revolving credit facility, maturing March 2027	$19,939	$49,412
Term loan due March 2027	$43,333	$48,958

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $2.0 million and $2.2 million for the three months ended June 30, 2025 and 2024, respectively. Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $4.1 million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively.

Amortization of deferred financing costs were $0.3 million in each of the three months ended June 30, 2025 and 2024, respectively. Amortization of deferred financing costs were $0.6 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, and (iii) the EUIBOR for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.75% to 3.50% for U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50%, and letter of credit fees and agent fees. As of June 30, 2025, interest rates for outstanding borrowings were 8.10% for base rate loans and 4.32% for Term SOFR loans.

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

As of June 30, 2025, the Company was in compliance with all the financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $36.2 million.

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

The Term Loan Facility (a) matures on March 13, 2027; (b) bears interest at a rate equal to (i) a base rate plus 7.25% per annum for Reference Rate Loans and Secured Overnight Financing Rate (“SOFR”) plus 8.25% per annum for SOFR Loans if the total net leverage ratio is greater than or equal to 2.25x and (ii) a base rate plus 6.75% per annum for Reference Rate Loans and SOFR plus 7.75% per annum for SOFR Loans if the total net leverage ratio is less than 2.25x; and (c) is subject to certain affirmative, negative and financial covenants, including a minimum liquidity covenant and a quarterly total net leverage ratio covenant. As of June 30, 2025, the interest rate for outstanding borrowings was 12.19%.

As of June 30, 2025, the Company was in compliance with all the financial covenants under the Term Loan Facility.

Maturities of Term Loan Debt

As of June 30, 2025, maturities of debt, assuming no prepayments, are as follows (in thousands):

2025	$625
2026	2,292
2027	40,416
Total	$43,333

Credit Agreement

On August 1, 2025, the Company entered into the Credit Agreement (the “Credit Agreement”) with Bank of America, as the administrative agent, the swingline lender and the line of credit issuer, replacing the Company’s previous debt arrangements. The Credit Agreement, matures on August 1, 2028 and includes a $60 million term loan facility and a $90 million revolving credit facility with designated sub-facility limits of (i) $15 million for the U.K. Borrower, (ii) $10 million or a swingline facility and (iii) $5 million for letters of credit. Actual credit availability under the revolving facility is subject to a borrowing base limitation that is calculated based on a percentage of eligible trade accounts receivable and inventories, the balances of which fluctuate, and is subject to discretionary reserves and revaluation adjustments. The Company may utilize the facilities for borrowings as well as for the issuance of letters of credit, repaying existing indebtedness outstanding as of the effective date of the Credit Agreement and ongoing working capital and general corporate purposes as defined by the Credit Agreement. The facilities under the Credit Agreement replaced the Company’s previous debt arrangements.

Borrowings will bear interest at a rate that varies depending on the type of loan calculated using a floating rate plus a margin. Depending on the type of loan, the floating rate will either be the prime rate announced by Bank of America, Term SOFR, Daily Simple SOFR, EURIBOR or SONIA. The margin will range from 2.00% to 2.75% for base rate loans and SONIA based loans and from 3.00% to 3.75% for Term SOFR, Daily Simple SOFR and EURIBOR loans. The Credit Agreement also provides for an unused line fee, letter of credit fees, and agent fees.

The Credit Agreement requires the Company and its subsidiaries to (i) maintain a fixed charge coverage ratio, defined as the ratio, determined on a consolidated basis for the Company and its subsidiaries for the applicable measurement period, of (a) EBITDA minus unfinanced capital expenditures and cash taxes paid for such period to (b) consolidated interest charges for such period plus principal payments or redemptions of outstanding debt plus certain restricted payments and (ii) maintain a consolidated leverage ratio, defined as the ratio, determined on a consolidated basis for the Company and its subsidiaries for the applicable measurement period, of (a) certain funded indebtedness minus unrestricted cash up to a maximum of $12 million to (b) EBITDA.

The Credit Agreement also contains affirmative and negative covenants that, subject to certain exceptions, limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and transactions with affiliates, and encumber and dispose of assets.

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

Insolvency Dispute in Germany: On February 15, 2024, TBC Holding Company LLC (“TBCH”), a wholly owned subsidiary of Turtle Beach Corporation, was served with a lawsuit that was brought to the German Higher Regional Court in Stade by the insolvency administrator of KJE Europe GmbH (“KJE”), a company registered and existing under the laws of Germany. In his complaint, the insolvency administrator claims that TBCH is liable to reimburse any payments received by the TBCH under a certain settlement agreement with KJE dated June 30, 2020. On February 28, 2025, the Court ruled in favor of the insolvency administrator holding that TBCH was liable for EUR 1.4 million plus interest and costs. TBCH appealed the judgment and the parties subsequently negotiated a settlement agreement that became effective following the approval of the creditors' assembly of KJE on August 5, 2025. Under the settlement agreement, TBCH agreed to make a payment of EUR 722,989.00 to KJE's insolvency estate and to withdraw its appeal in exchange for a full and final release of all claims the insolvency administrator may have against TBCH, with a portion of the payment amount being allowed as a claim in KJE's insolvency proceedings . As of June 30, 2025, the Company had accrued for the potential impact of loss contingency.

Intellectual Property Dispute: On May 28, 2025, PDP filed an action for declaratory judgment of non-infringement of four patents purportedly owned by OKYN Holdings, Inc., d/b/a Nyko Technologies (“Nyko”) in the United States District Court for the Southern District of California. Nyko had written to PDP on October 31, 2024 asserting that PDP’s Ultra Slim Charge System for PlayStation 4 (“Ultra Slim”) infringed those patents. Nyko has responded to PDP’s complaint and filed counterclaims for patent infringement by the Ultra Slim. On June 12, 2025, Nyko filed a lawsuit in the Southern District of California asserting that PDP and Turtle Beach Corporation infringed the same four patents at issue in the declaratory judgment action filed by PDP. On July 8, 2025, PDP and Turtle Beach moved to dismiss Nyko’s complaint and that motion is pending.

Intellectual Property Dispute: On July 18, 2025, Gametronics LLC filed a patent infringement lawsuit against Voyetra Turtle Beach, Inc., (“VTB”) a wholly owned subsidiary of Turtle Beach Corporation, in the United States District Court for the District of Delaware, asserting infringement of three patents by the Victrix™ Pro BFG™ Wireless Controller. VTB is investigating Gametronics’ allegations.

The Company will continue to vigorously defend itself in the foregoing unresolved matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at June 30, 2025 for contingent losses associated with these matters unless otherwise disclosed above based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Warranty, beginning of period	$809	$687	$815	$670
Warranty costs accrued	69	263	261	483
Settlements of warranty claims	(142)	(215)	(340)	(418)
Warranty, end of period	$736	$735	$736	$735

Indemnifications

The Company indemnifies certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2025, no material amounts have been accrued for indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 9. Income Taxes

The following table presents the Company’s income tax expense (in thousands) and effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Income tax benefit	$(246)	$841	$(355)	$(5,547)
Effective income tax rate	7.7%	(12.6%)	9.0%	42.9%

The effective tax rate for the three and six months ended June 30, 2025 was primarily impacted by the change in U.S. valuation allowance, foreign taxes, and Federal and State current tax. The effective tax rate for the three and six months ended June 30, 2024 was primarily impacted by the release of U.S. valuation allowance for PDP acquired net deferred tax liabilities.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of June 30, 2025, the Company had uncertain tax positions of $2.5 million, inclusive of $0.6 million of interest and penalties.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred taxes will not be realized. The Company considers all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. Due to the significant 2022 pre-tax loss, coupled with cumulative book losses projected in early future years, the Company recorded a valuation allowance on its net U.S. deferred tax assets as of December 31, 2022. The Company continues to maintain this valuation allowance for the three and six months ended June 30, 2025. For the six months ended June 30, 2024, the Company recorded a $6.2 million of tax benefit related to the PDP acquisition, including a reversal of $6.4 million of valuation allowance for PDP acquired net deferred tax liabilities.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the tax effects of changes in tax rates and tax law be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the OBBBA and the results of such evaluation will be reflected in the Company’s Form 10-Q for the quarter ended September 30, 2025, the period of enactment.

Note 10. Equity Incentive Plans and Stock-Based Compensation

Stock Repurchase Activity

On May 7, 2025, The Company' Board of Directors authorized a stock repurchase program to acquire up to $75 million of Company common stock. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restrictions in the Company’s debt agreements and other factors. The Company intends to fund the share repurchases using cash from operations or short-term borrowings and may suspend or discontinue repurchases at any time. The share repurchase program is scheduled to expire on May 6, 2027.

The Company repurchased 0.4 million and 1.0 million shares of its common stock during the three months ended June 30, 2025 and 2024, respectively, for a total cost of $5.0 million and $15.2 million, respectively. The Company repurchased 0.5 million and 1.0 million shares of its common stock during the six months ended June 30, 2025 and 2024, respectively for a total cost of $6.8 million and $15.2 million, respectively.

Stock-Based Compensation

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Cost of revenue	$131	$159	$306	$290
Selling and marketing	256	375	1,124	862
Research and development	322	273	791	497
General and administrative	299	39	699	302
Total stock-based compensation	$1,008	$846	$2,920	$1,951

The following table presents the stock activity and the total number of shares available for grant as of June 30, 2025:

Balance at December 31, 2024	718,674
Plan Amendment	1,510,000
Options Cancelled	5,202
Restricted Stock Cancelled	17,888
Restricted Stock Granted	(397,290)
Performance Shares Issued	(205,185)
Balance at June 30, 2025	1,649,289

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2024	637,916	$9.38	4.55	$5,483,767
Options Granted	—	—
Options Exercised	(32,431)	3.44
Options Forfeited	(5,202)	10.44
Outstanding at June 30, 2025	600,283	$9.69	3.69	$3,099,077
Vested and expected to vest at June 30, 2025	600,283	$9.69	3.69	$3,099,077
Exercisable at June 30, 2025	600,283	$9.69	3.69	$3,099,077

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

There have been no options granted since the fiscal year 2021.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2024	605,356	$15.92
Granted	397,290	15.24
Vested	(264,285)	17.67
Shares forfeited	(17,888)	14.11
Nonvested restricted stock at June 30, 2025	720,473	$14.95

As of June 30, 2025, total unrecognized compensation cost related to the nonvested restricted stock granted was $9.7 million, which is expected to be recognized over a remaining weighted average vesting period of 2.5 years.

Warrants

As of June 30, 2025, the Company had 550,000 wholly funded warrants related to a series of transactions pursuant to which the previously outstanding Series B Preferred Stock were retired. The warrants do not expire.

Note 11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net loss	$(2,931)	$(7,524)	$(3,595)	$(7,369)

Weighted average common shares outstanding — Basic	20,667	21,252	20,587	19,795
Plus incremental shares from assumed conversions:
Effect of dilutive securities	—	—	—	—
Weighted average common shares outstanding — Diluted	20,667	21,252	20,587	19,795
Net loss per share:
Basic	$(0.14)	$(0.35)	$(0.17)	$(0.37)
Diluted	$(0.14)	$(0.35)	$(0.17)	$(0.37)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Stock options	638	782	615	820
Restricted stock	669	646	708	676
Total	1,307	1,428	1,323	1,496

Note 12. Segment Information

The Company operates in a single reportable segment. The entire business is managed by a single management team whose chief operating decision maker is the Chief Executive Officer, who evaluates segment performance based on net income (loss) and operating income (loss) for purposes of allocating resources and evaluating financial performance.

The following table represents total net revenue based on where customers are physically located (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

North America	$42,889	$61,993	$89,873	$104,152
Europe and Middle East	10,842	11,983	24,460	22,944
Asia Pacific	3,046	2,502	6,345	5,230
Total net revenue	$56,777	$76,478	$120,678	$132,326

The following table reflects the significant expenses of the Company's reportable segment for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net revenue	$56,777	$76,478	$120,678	$132,326
Significant segment expenses:
Cost of revenue	38,515	53,402	79,049	91,464
Sales	6,131	6,449	12,155	10,526
Marketing	6,600	7,292	13,029	12,228
Research and development	4,471	4,589	8,464	8,491
General and administrative	7,354	7,463	15,570	13,137
Other (recovery) costs (1)	(5,965)	1,394	(8,796)	6,304
Operating (loss) income	(329)	(4,111)	1,207	(9,824)
Interest expense, net	2,049	2,220	4,055	2,370
Other expense, net	799	352	1,102	722
Income tax benefit	(246)	841	(355)	(5,547)
Net loss	$(2,931)	$(7,524)	$(3,595)	$(7,369)

(1) Other costs in the three and six months ended June 30, 2025 include acquisition-related costs and an insurance recovery. Other costs in the three and six months ended June 30, 2024 include acquisition-related costs.

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

Overview

Turtle Beach Corporation (“Turtle Beach” or the “Company”), headquartered in San Diego, California, and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing, and marketing innovative products across a range of large addressable markets under the Turtle Beach brand. The Turtle Beach® brand is a market share leader in console gaming headsets with a vast portfolio of headsets designed to be compatible with the latest Xbox, PlayStation, and Nintendo consoles, as well as for personal computers (“PCs”) and mobile/tablet devices. Turtle Beach Corporation’s PC product portfolio includes headsets, gaming keyboards, mice and other gaming accessories focused on the PC gaming platform and it has recently expanded its brand beyond gaming headsets and launched its gaming controller product line, as well as, gaming flight simulation and racing simulation accessories. In March 2024, Turtle Beach acquired Performance Designed Products LLC (“PDP”), another leading gaming accessory brand with a robust slate of products, including gaming controllers/gamepads for all platforms and licensing deals with popular gaming and entertainment properties. The Company has transitioned all gaming accessories under its best-selling Turtle Beach brand, with products for consoles and PC, including multiplatform gaming headsets, controllers, mice, keyboards, microphones, and flight/racing simulation accessories under one of the industry’s most recognized and trusted brand names.

Business Trends

Turtle Beach operates in the approximately $200 billion global games and accessories market. The global gaming audience now exceeds global cinema and music markets with over 3.4 billion active gamers worldwide. Gaming peripherals, such as headsets, controllers, keyboards, mice, microphones, and flight and racing simulation controls are estimated to be an $11 billion business globally.

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

Additionally, some larger franchise games, for example Call of Duty and Fortnite, follow-up with post-launch downloadable content or new content update packs, to keep interest and fan engagement/momentum going for months following a game’s initial release. Many gamers play online where a gaming headset, which includes a microphone, is required because it allows players to communicate with each other in real-time, provides a more immersive experience, and delivers a competitive advantage.

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net revenue	$56,777	$76,478	$120,678	$132,326
Cost of revenue	38,515	53,402	79,049	91,464
Gross profit	18,262	23,076	41,629	40,862
Operating expenses	18,591	27,187	40,422	50,686
Operating (loss) income	(329)	(4,111)	1,207	(9,824)
Interest expense	2,049	2,220	4,055	2,370
Other expense, net	799	352	1,102	722
Loss before income tax	(3,177)	(6,683)	(3,950)	(12,916)
Income tax (benefit) expense	(246)	841	(355)	(5,547)
Net loss	$(2,931)	$(7,524)	$(3,595)	$(7,369)

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net Revenue	$56,777	$76,478	$120,678	$132,326
Gross Profit	$18,262	$23,076	$41,629	$40,862
Gross Margin	32.2%	30.2%	34.5%	30.9%

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

Net revenue for the three months ended June 30, 2025 was $56.8 million, a $19.7 million decrease from $76.5 million driven by a significant reduction in market demand for computer gaming accessories.

For the three months ended June 30, 2025, gross margin increased to 32.2% from 30.2% in the comparable prior year period primarily due to unfavorable impact of fair value step-up adjustment in prior period, partially offset by higher tariffs in 2025.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

Net revenue for six months ended June 30, 2025 was $120.7 million, an $11.6 million decrease from $132.3 million that included incremental revenue from the PDP acquisition, due to lower market demand and the launch of certain wireless products in the comparable period.

For the six months ended June 30, 2025, gross margin increased to 34.5% from 30.9% in the comparable prior year period primarily due to unfavorable impact of fair value step-up adjustment and incremental warehouse costs in the prior period from the PDP acquisition.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(in thousands)
Selling and marketing	$12,731	$13,741	$25,184	$22,754
Research and development	4,471	4,589	8,464	8,491
General and administrative	7,354	7,463	15,570	13,137
Subtotal operating expenses	24,556	25,793	49,218	44,382
Insurance recovery	(5,965)	—	(9,404)	—
Acquisition-related cost	—	1,394	608	6,304
Total operating expenses	$18,591	$27,187	$40,422	$50,686

Selling and Marketing

Selling and marketing expenses decreased by approximately $1.0 million, or 7.4% for the three months ended June 30, 2025 as compared to the same period in the prior year due to lower market demand driven direct media marketing.

Selling and marketing expenses increased by $2.4 million, or 10.7% for the six months ended June 30, 2025 due to certain employee-related expenses, professional fees, certain marketing initiatives and incremental intangible assets amortization expenses related to the PDP acquisition.

Research and Development

Research and development costs were consistent for the three and six months ended June 30, 2025 as compared to the same period in the prior year.

General and Administrative

General and administrative expenses were consistent for the three months ended June 30, 2025 at $7.4 million compared to the same period in the prior year.

General and administrative expenses increased by approximately $2.4 million for the six months ended June 30, 2025 as compared to the same period in the prior year due to filing-related legal costs, professional service and certain system investments.

Insurance recovery

Insurance recovery for the three and six months ended June 30, 2025 totaled $6.0 million and $9.4 million, respectively, and relates to the receipt of certain insurance claims from the previously disclosed loss of inventory while in transit that occurred in the fourth quarter of 2024.

Acquisition-related cost

Acquisition-related costs include one-time costs incurred in connection with the PDP acquisition including professional fees such as legal and accounting along with other certain integration related costs.

Income Taxes

Income tax expense for the three months ended June 30, 2025 was $(0.2) million at an effective tax rate of 7.7% compared to income tax expense of $0.8 million for the three months ended June 30, 2024 at an effective tax rate of (12.6%). The effective tax rate for the three months ended June 30, 2025 was primarily impacted by the change in U.S. valuation allowance, foreign taxes and Federal and State current tax.

Income tax expense for the six months ended June 30, 2025 was $(0.4) million at an effective tax rate of 9.0% compared to income tax benefit for the six months ended June 30, 2024 of $5.5 million at an effective tax rate of 42.9%. The effective tax rate for the six months ended June 30, 2024 was primarily impacted by the reversal of a portion of the Company’s deferred tax asset valuation allowance.

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

Adjusted EBITDA (and a reconciliation to Net loss, the nearest GAAP financial measure) for the three and six months ended June 30, 2025 and June 30, 2024, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net loss	$(2,931)	$(7,524)	$(3,595)	$(7,369)
Interest expense	2,049	2,220	4,055	2,370
Depreciation and amortization	3,098	3,306	6,224	4,782
Stock-based compensation	1,008	846	2,920	1,951
Income tax provision (1)	(246)	841	(355)	(5,547)
Restructuring expense (2)	125	706	130	747
Acquisition-related cost (3)	—	1,394	608	6,304
Fair value step-up adjustment to acquired inventory (4)	—	1,251	—	1,251
Insurance recovery (5)	(5,965)	—	(9,404)	—
Loss on inventory in transit and other costs (6)	—	—	605	—
Litigation proceedings and other (7)	(182)	4	(182)	4
Adjusted EBITDA	$(3,044)	$3,044	$1,006	$4,493

(1)
An income tax benefit of $7.0 million was recorded in the three months ended March 31, 2024 as a result of the reversal of a portion of the Company’s deferred tax asset valuation allowance.
(2)
Restructuring expenses are costs in connection with reorganization of operations. These costs primarily include severance and related benefits.
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
(5)
Insurance proceeds from claims related to a loss of inventory while in transit that occurred in the fourth quarter of 2024.
(6)
Certain professional fees related to recovery initiatives in connection with a loss of inventory while in transit that occurred in the fourth quarter of 2024.

(7)
Litigation and other primarily includes one-time legal and other professional fees associated with certain proceedings and settlements.

Liquidity and Capital Resources

Our primary sources of working capital are cash flow from operations and availability of capital under our Revolving Credit Facility. We have funded operations and acquisitions in recent periods with operating cash flows and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended
	June 30,
	2025	2024

Cash and cash equivalents at beginning of period	$12,995	$18,726
Net cash provided by operating activities	37,303	14,613
Net cash provided by (used for) investing activities	2,019	(79,261)
Net cash (used for) provided by financing activities	(41,746)	58,176
Effect of foreign exchange on cash	1,134	208
Cash and cash equivalents at end of period	$11,705	$12,462

Operating activities

Cash provided by operating activities for the six months ended June 30, 2025 was $37.3 million, an increase of $22.7 million as compared to $14.6 million for the six months ended June 30, 2024. The increase is primarily due to higher gross receipts, insurance proceeds from claims related to a loss of inventory, lower acquisition-related costs and reduced spending levels.

Investing activities

Cash provided by investing activities was $2.0 million for the six months ended June 30, 2025, which was primarily related to purchase price working capital adjustments of $2.5 million, compared to $79.3 million used for the six months ended June 30, 2024 primarily related to the acquisition of the PDP business.

Financing activities

Net cash used for financing activities was $41.7 million during the six months ended June 30, 2025 compared to net cash provided by financing activities of $58.2 million during the six months ended June 30, 2024. Financing activities during the six months ended June 30, 2025 consisted primarily of $29.5 million revolving credit facility net repayments, $6.7 million of share repurchases and $5.6 million of term loan repayments. Financing activities during the six months ended June 30, 2024 consisted primarily of the $50 million term loan and $2.9 million of stock option exercise proceeds, partially offset by $3.2 million of debt issuance costs.

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

Foreign cash balances at June 30, 2025 and December 31, 2024 were $4.7 million and $4.5 million, respectively.

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

Amounts outstanding under the Credit Facility bear interest at a rate equal to (i) a rate published by Bank of America or the U.S. Bloomberg Short-Term Bank Yield Index (“BSBY”) rate for loans denominated in U.S. Dollars, (ii) the Sterling Overnight Index Average Reference Rate (“SONIA”) for loans denominated in Sterling, (iii) and the EUIBOR for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.75% to 3.50% for U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach is required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50% and letter of credit fees and agent fees. As of June 30, 2025, interest rates for outstanding borrowings were 8.10% for base rate loans and 4.32% for Term SOFR loans.

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

As of June 30, 2025, the Company was in compliance with all the financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $36.2 million.

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

The Term Loan Facility (a) matures on March 13, 2027; (b) bears interest at a rate equal to (i) a base rate plus 7.25% per annum for Reference Rate Loans and Secured Overnight Financing Rate (“SOFR”) plus 8.25% per annum for SOFR Loans if the total net leverage ratio is greater than or equal to 2.25x and (ii) a base rate plus 6.75% per annum for Reference Rate Loans and SOFR plus 7.75% per annum for SOFR Loans if the total net leverage ratio is less than 2.25x; and (c) is subject to certain affirmative, negative and financial covenants, including a minimum liquidity covenant and a quarterly total net leverage ratio covenant. As of June 30, 2025, the interest rate for outstanding borrowings was 12.19%.

As of June 30, 2025, the Company was in compliance with all financial covenants under the Term Loan Facility.

Credit Agreement

On August 1, 2025, the Company entered into the Credit Agreement (the “Credit Agreement”) with Bank of America, as the administrative agent, the swingline lender and the line of credit issuer, replacing the Company’s previous debt arrangements. The Credit Agreement, matures on August 1, 2028 and includes a $60 million term loan facility and a $90 million revolving credit facility with designated sub-facility limits of (i) $15 million for the U.K. Borrower, (ii) $10 million or a swingline facility and (iii) $5 million for letters of credit. Actual credit availability under the revolving facility is subject to a borrowing base limitation that is calculated based on a percentage of eligible trade accounts receivable and inventories, the balances of which fluctuate, and is subject to discretionary reserves and revaluation adjustments. The Company may utilize the facilities for borrowings as well as for the issuance of letters of credit, repaying existing indebtedness outstanding as of the effective date of the Credit Agreement and ongoing working capital and general corporate purposes as defined by the Credit Agreement. The facilities under the Credit Agreement replaced the Company’s previous debt arrangements.

Borrowings will bear interest at a rate that varies depending on the type of loan calculated using a floating rate plus a margin. Depending on the type of loan, the floating rate will either be the prime rate announced by Bank of America, Term SOFR, Daily Simple SOFR, EURIBOR or SONIA. The margin will range from 2.00% to 2.75% for base rate loans and SONIA based loans and from 3.00% to 3.75% for Term SOFR, Daily Simple SOFR and EURIBOR loans. The Credit Agreement also provides for an unused line fee, letter of credit fees, and agent fees.

The Credit Agreement requires the Company and its subsidiaries to (i) maintain a fixed charge coverage ratio, defined as the ratio, determined on a consolidated basis for the Company and its subsidiaries for the applicable measurement period, of (a) EBITDA minus unfinanced capital expenditures and cash taxes paid for such period to (b) consolidated interest charges for such period plus principal payments or redemptions of outstanding debt plus certain restricted payments and (ii) maintain a consolidated leverage ratio, defined as the ratio, determined on a consolidated basis for the Company and its subsidiaries for the applicable measurement period, of (a) certain funded indebtedness minus unrestricted cash up to a maximum of $12 million to (b) EBITDA.

The Credit Agreement also contains affirmative and negative covenants that, subject to certain exceptions, limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and transactions with affiliates, and encumber and dispose of assets.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of June 30, 2025 and December 31, 2024, we did not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of June 30, 2025 and December 31, 2024, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

Inflation Risk

The Company is exposed to market risk due to inflationary pressures affecting our costs and demand for the products we sell. In recent years, our business has been affected by global supply chain constraints and unfavorable changes in economic or political conditions in the countries and markets where we operate. In 2025, the United States introduced trade policy actions that have increased import tariffs across a wide range of countries. The incremental tariffs have had and may continue to have an adverse impact on the Company's result of operations.

Inflationary pressures can also have a negative impact on demand for the products we sell. Reduced or delayed discretionary spending by consumers in response to inflationary pressures has reduced consumer demand for our products, and may result in reduced sales.

The global and regional economic and political conditions, as well as changes in trade policies, have caused and may continue to cause volatility in demand for the Company's products as well as the cost of tariffs, materials and logistics, and transportation delays, and as a result have impacted and may continue to impact the pricing of the Company's products, product availability and the Company's results of operations.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Principal Executive Officer (or PEO) and our Principal Financial Officer (or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were ineffective as of June 30, 2025.

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

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

Please refer to Note 8, “Commitments and Contingencies” in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On May 7, 2025, The Company' Board of Directors authorized a stock repurchase program to acquire up to $75 million of Company common stock. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restrictions in the Company’s debt agreements and other factors. The Company intends to fund the share repurchases using cash from operations or short-term borrowings and may suspend or discontinue repurchases at any time. The share repurchase program is scheduled to expire on May 6, 2027.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
April 1-30, 2025	—	$—	—
May 1-31, 2025	—	$—	—
June 1-30, 2025	372,198	$13.47	372,198	$69,988,244
Total	372,198	$13.47	372,198

Item 5 - Other Information

None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement”, or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) during the three months ended June 30, 2025.

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

3.3

Certificate of Designation of Series B Junior Participating Preferred Stock of Turtle Beach Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 9, 2025).

4.1

Rights Agreement, dated as of June 9, 2025, by and between Turtle Beach Corporation and Direct Transfer LLC, as rights agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 9, 2025).

10.1†

Amendment No. 2025-1 to Turtle Beach Corporation 2023 Stock-Based Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2025).

10.2†

Amendment No. 2 to Financing Agreement, dated June 11, 2025, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., VTB Holdings, Inc., each other loan party, the lenders from time to time party thereto, and Blue Torch Finance, LLC, as collateral agent and administrative agent (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 16, 2025).

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

TURTLE BEACH CORPORATION

Date:	August 7, 2025	By:	/s/ MARK WEINSWIG
Mark Weinswig Chief Financial Officer
(Principal Financial and Accounting Officer)