Form 10-Q
period 2025-09-30
Turtle Beach Corp
filed 2025-11-06
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on October 31, 2025 was 19,311,014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per-share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Net revenue	$80,457	$94,363	$201,135	$226,689
Cost of revenue	50,399	60,232	129,448	151,696
Gross profit	30,058	34,131	71,687	74,993
Operating expenses:
Selling and marketing	12,513	13,535	37,697	36,289
Research and development	4,161	4,311	12,625	12,802
General and administrative	7,541	6,352	23,111	19,489
Insurance recovery, net	—	—	(9,404)	—
Acquisition-related cost	476	3,510	1,084	9,814
Total operating expenses	24,691	27,708	65,113	78,394
Operating income (loss)	5,367	6,423	6,574	(3,401)
Interest expense	3,718	2,712	7,773	5,082
Other (income) expense, net	(322)	252	780	974
Income (loss) before income tax	1,971	3,459	(1,979)	(9,457)
Income tax expense (benefit)	254	46	(101)	(5,501)
Net income (loss)	$1,717	$3,413	(1,878)	$(3,956)

Net income (loss) per share
Basic	$0.09	$0.17	$(0.09)	$(0.20)
Diluted	$0.08	$0.16	$(0.09)	$(0.20)
Weighted average number of shares:
Basic	20,073	20,553	20,413	20,050
Diluted	20,406	21,501	20,413	20,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net income (loss)	$1,717	$3,413	$(1,878)	$(3,956)
Other comprehensive (loss) income
Foreign currency translation adjustment	(819)	1,718	2,735	1,536
Other comprehensive (loss) income	(819)	1,718	2,735	1,536
Comprehensive income (loss)	$898	$5,131	$857	$(2,420)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,257	$12,995
Accounts receivable, net	56,754	93,118
Inventories	94,964	71,251
Prepaid expenses and other current assets	14,381	11,007
Total Current Assets	178,356	188,371
Property and equipment, net	3,841	5,844
Goodwill	50,428	52,942
Intangible assets, net	36,350	42,398
Other assets	9,232	9,306
Total Assets	$278,207	$298,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$33,486	$49,412
Accounts payable	46,917	34,839
Term Loan, current	8,571	1,250
Other current liabilities	22,580	38,171
Total Current Liabilities	111,554	123,672
Term Loan, non-current	48,404	45,620
Income tax payable	1,377	1,362
Other liabilities	6,221	7,603
Total Liabilities	167,556	178,257
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 19,307,514 and 19,961,696 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	19	20
Additional paid-in capital	229,174	239,983
Accumulated deficit	(119,972)	(118,094)
Accumulated other comprehensive income (loss)	1,430	(1,305)
Total Stockholders’ Equity	110,651	120,604
Total Liabilities and Stockholders’ Equity	$278,207	$298,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,878)	$(3,956)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,259	3,261
Fair value step-up adjustment to acquired inventory	—	2,085
Amortization of intangible assets	6,051	4,843
Amortization of debt financing costs	776	625
Loss on extinguishment of debt	1,923	—
Stock-based compensation	4,306	3,447
Deferred income taxes	165	(6,739)
Change in sales returns reserve	1,777	1,369
Provision for obsolete inventory	2,162	4,690
Loss on impairment of assets	—	753
Other	(54)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	34,586	4,344
Inventories	(25,875)	(43,597)
Prepaid expenses and other assets	(1,495)	127
Accounts payable	12,045	30,050
Income taxes payable	(3,471)	485
Other liabilities	(12,156)	(10,340)
Net cash provided by (used for) operating activities	22,121	(8,553)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,169)	(3,392)
Acquisition of a business, net of cash acquired	2,515	(77,294)
Net cash provided by (used for) investing activities	1,346	(80,686)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	186,249	242,609
Repayment of revolving credit facilities	(202,175)	(183,983)
Proceeds from term loan	60,000	50,000
Repayment of term loan	(51,101)	(729)
Proceeds from exercise of stock options	1,900	3,004
Repurchase of common stock	(17,015)	(25,339)
Debt financing costs	(2,334)	(2,897)
Net cash (used for) provided by financing activities	(24,476)	82,665
Effect of exchange rate changes on cash and cash equivalents	271	1,651
Net decrease in cash and cash equivalents	(738)	(4,923)
Cash and cash equivalents at the beginning of period	12,995	18,726
Cash and cash equivalents at the end of period	$12,257	$13,803

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Property and equipment purchases included in accounts payable and accrued liabilities	$154	$356
Unpaid debt financing costs	$513	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited, in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2024	19,962	$20	$239,983	$(118,094)	$(1,305)	$120,604
Net loss	—	—	—	(664)	—	(664)
Other comprehensive income, net of tax	—	—	—	—	767	767
Issuance of restricted stock	9	—	—	—	—	—
Stock options exercised	—	—	5	—	—	5
Stock-based compensation	—	—	1,912	—	—	1,912
Repurchase of common stock	(121)	—	(1,750)	—	—	(1,750)
Balance at March 31, 2025	19,850	$20	$240,150	$(118,758)	$(538)	$120,874
Net loss	—	—	—	(2,931)	—	(2,931)
Other comprehensive income, net of tax	—	—	—	—	2,787	2,787
Issuance of restricted stock	314	—	—	—	—	—
Stock options exercised	32	—	107	—	—	107
Stock-based compensation	—	—	1,008	—	—	1,008
Repurchase of common stock	(373)	—	(5,010)	—	—	(5,010)
Balance at June 30, 2025	19,823	$20	$236,255	$(121,689)	$2,249	$116,835
Net income	—	—	—	1,717	—	1,717
Other comprehensive loss, net of tax	—	—	—	—	(819)	(819)
Issuance of restricted stock	6	—	—	—	—	—
Stock options exercised	191	—	1,788	—	—	1,788
Stock-based compensation	—	—	1,386	—	—	1,386
Repurchase of common stock	(712)	(1)	(10,255)	—	—	(10,256)
Balance at September 30, 2025	19,308	$19	$229,174	$(119,972)	$1,430	110,651

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2023	17,532	$18	$220,185	$(134,277)	$(849)	$85,077
Net income	—	—	—	155	—	155
Other comprehensive loss, net of tax	—	—	—	—	(418)	(418)
Issuance of acquisition-related stock	3,450	3	38,047	—	—	38,050
Issuance of restricted stock	12	—	—	—	—	—
Stock options exercised	171	—	1,257	—	—	1,257
Stock-based compensation	—	—	1,105	—	—	1,105
Balance at March 31, 2024	21,165	$21	$260,594	$(134,122)	$(1,267)	$125,226
Net loss	—	—	—	(7,524)	—	(7,524)
Other comprehensive income, net of tax	—	—	—	—	236	236
Issuance of restricted stock	365	—	—	—	—	—
Stock options exercised	176	1	1,683	—	—	1,684
Stock-based compensation	—	—	846	—	—	846
Repurchase of common stock	(952)	(1)	(15,206)	—	—	(15,207)
Balance at June 30, 2024	20,754	$21	$247,917	$(141,646)	$(1,031)	$105,261
Net income	—	—	—	3,413	—	3,413
Other comprehensive income, net of tax	—	—	—	—	1,718	1,718
Issuance of restricted stock	6	—	—	—	—	—
Stock options exercised	8	—	63	—	—	63
Stock-based compensation	—	—	1,496	—	—	1,496
Repurchase of common stock	(689)	(1)	(10,131)	—	—	(10,132)
Balance at September 30, 2024	20,079	$20	$239,345	$(138,233)	$687	$101,819

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

Use of Estimates

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

Accounting Pronouncements Issued but Not Yet Adopted

The Company considers the applicability and impact of all Accounting Standards Update (“ASUs"). ASUs not referenced below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company's unaudited condensed consolidated financial statements.

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard to determine its impact on the Company's disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient and accounting policy election which will result in reduced complexity for the measurement of credit losses arising from transactions accounted for under ASC 606—Revenue from Contracts with Customers, which include current contract assets and current contract receivable. Specifically, the practical expedient permits entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset, and the accounting policy election permits an entity other than a public business entity to consider collection activity after the balance sheet date when estimating expected credit losses. Entities electing to apply the practical expedient and the accounting policy election, if applicable, should apply the amendments prospectively. This ASU will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard to determine its impact on the Company's disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which modernizes and simplifies the accounting costs incurred to develop or acquire internal use software costs. The update eliminates the legacy three-stage waterfall model - preliminary, application development, and post-implementation. Under the new standard, capitalization begins when management authorizes and commits funding for the project and completion is probable, aligning better with agile and iterative development practices. The types of costs eligible remain unchanged, and the update does not affect accounting for software developed for sale or licensing. This ASU will be effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard and does not expect that it will have a material impact on its disclosures.

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

Consideration for the transaction consisted of the issuance of 3.45 million shares of Company common stock and approximately $78.9 million in cash, subject to customary post-closing adjustments for working capital, closing cash, closing debt and closing third party expenses. On a fully-diluted basis, issued stock represented approximately 16.4% of the total issued and outstanding shares of the Company as of the closing date. The fair value of the 3.45 million common shares issued as part of the consideration was determined on the basis of the closing market price of the Company’s common shares on the acquisition date, or $11.03 per share. As a result, the total final purchase consideration was $114.4 million, partially funded by borrowing on the new term loan facility (see Note 7). Additionally, the Company recognized $9.8 million of acquisition-related costs that were expensed during the nine months ended September 30, 2024, and are included as “Acquisition-related costs” in the unaudited Condensed Consolidated Statement of Operations.

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

PDP's net revenue has been integrated in the Company's unaudited condensed consolidated financial statements in the nine months ended September 30, 2025. PDP's net revenue included in the Company’s consolidated results was $26.7 million and $54.4 million for the three and nine months ended September 30, 2024, respectively.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit. As of September 30, 2025 and December 31, 2024, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

The following is a summary of the carrying amounts and estimated fair values of the Company's financial instruments as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Reported	Fair Value	Reported	Fair Value
	(in thousands)
Financial Assets and Liabilities:
Cash and cash equivalents	$12,257	$12,257	$12,995	$12,995
Term Loan	$57,857	$57,857	$48,958	$48,958
Revolving credit facility	$33,486	$33,486	$49,412	$49,412

Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying value of the Credit Facility and Term Loan due 2028 equals fair value as the stated interest rate approximates market rates currently available to the Company. The carrying value of the Credit Facility approximates fair value, due to the variable rate nature of the debt, as of September 30, 2025 and December 31, 2024.

Note 5. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	September 30, 2025	December 31, 2024

Finished goods	$89,982	$67,145
Raw materials	4,982	4,106
Total inventories	$94,964	$71,251

Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	September 30, 2025	December 31, 2024

Machinery and equipment	$1,148	$2,761
Software and software development	2,176	2,858
Furniture and fixtures	1,266	1,679
Tooling	10,190	14,062
Leasehold improvements	1,177	2,323
Demonstration units and convention booths	2,385	17,818
Total property and equipment, gross	18,342	41,501
Less: accumulated depreciation and amortization	(14,501)	(35,657)
Total property and equipment, net	$3,841	$5,844

As of September 2025, the Company completed a review of its fixed assets ledger and removed certain fully depreciated demonstration and tooling with an aggregate carrying amount of $24.4 million. There were no proceeds recognized upon disposal.

Depreciation and amortization expense on property and equipment was $1.1 million and $1.2 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation and amortization expense on property and equipment was $3.3 million for both the nine months ended September 30, 2025 and 2024.

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024

Accrued royalty	$5,939	$11,326
Accrued employee expenses	2,893	3,714
Accrued tax-related payables	2,667	7,123
Accrued freight	2,012	1,635
Accrued marketing	1,670	3,045
Accrued expenses	7,399	11,328
Total other current liabilities	$22,580	$38,171

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

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance as of January 1, 2025	$52,942
Purchase price adjustment	(2,514)
Balance as of September 30, 2025	$50,428

Intangible Assets, net

Acquired identifiable intangible assets, and related accumulated amortization, as of September 30, 2025 and December 31, 2024 consisted of (in thousands):

	September 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Book Value

Customer relationships	$11,186	$7,668	$3,518
Tradenames	18,293	6,123	12,170
Developed technology	27,706	7,119	20,587
Patent and trademarks	784	709	75
Total Intangible Assets	$57,969	$21,619	$36,350

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value

Customer relationships	$10,880	$6,533	$4,347
Tradenames	18,293	4,451	13,842
Developed technology	27,706	3,656	24,050
Patent and trademarks	784	625	159
Total Intangible Assets	$57,663	$15,265	$42,398

Amortization expense related to definite lived intangible assets of $2.0 million and $2.1 million was recognized for the three months ended September 30, 2025 and 2024, respectively. Amortization expense related to definite lived intangible assets of $6.1 million and $4.8 million was recognized for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, estimated annual amortization expense related to definite lived intangible assets in future periods was as follows (in thousands):

2025	$2,006
2026	7,763
2027	7,590
2028	7,590
2029	7,590
Thereafter	3,811
Total	$36,350

Note 7. Credit Facility and Long-Term Debt

The following table presents the amounts of the Revolving Credit Facility and Term Loan (in thousands):

	September 30, 2025	December 31, 2024
Revolving credit facility	$33,486	$49,412
Term loan	$57,857	$48,958

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $1.8 million and $2.7 million for the three months ended September 30, 2025 and 2024, respectively. Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $5.9 million and $5.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Amortization of deferred financing costs were $0.2 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively. Amortization of deferred financing costs were $0.8 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Revolving Credit Facility

On March 5, 2018, Turtle Beach and certain of its subsidiaries entered into an amended and restated loan, guaranty and security agreement (the “Revolving Credit Facility”) with Bank of America, N.A. (“Bank of America”), as administrative agent, collateral agent and security trustee for the lenders. The Revolving Credit Facility provided for a line of credit of up to $50 million inclusive of a sub-facility limit of $10 million for TB Europe, and was secured by substantially all of the Company's assets. The Revolving Credit Facility was intended for working capital, letters of credit and other corporate purposes.

On March 13, 2024, the Company entered into a Fourth Amendment, dated as of March 13, 2024 (the “Fourth Amendment”), to the Revolving Credit Facility. The Fourth Amendment extended the maturity date to March 13, 2027, incorporated PDP acquisition assets into the U.S. Borrowing Base (up to $15,000,000 or 30% of the aggregate Revolver Commitments), and updated interest terms. Loans bore interest at SOFR, U.S. Base Rate, SONIA or EUIBOR, plus applicable margins, which was between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.75% to 3.50% for U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach was required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50%, and letter of credit fees and agent fees.

The Revolving Credit Facility included customary affirmative and negative covenants and required a minimum fixed charge coverage ratio of at least 1.00 when availability thresholds were not met. These covenants restricted the Company’s ability to incur additional debt, pay dividends, repurchase stock, make certain investments, enter into mergers, and dispose of assets.

On August 1, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”), discussed below, and made a payment of $16.0 million from the Bank of America term loan facility, including $15.9 million and $0.1 million of principal and accrued interest, respectively. The Company treated the Credit Agreement as a partial extinguishment to the Revolving Credit Facility and recognized a loss on extinguishment of debt of $0.3 million to write-off the unamortized deferred financing costs in interest expense in its condensed consolidated statements of operations.

Term Loan

On March 13, 2024, Turtle Beach and certain of its subsidiaries entered into a new financing agreement with Blue Torch Finance, LLC, (“Blue Torch”), pursuant to which Blue Torch provided for an aggregate amount of $50 million (the “Term Loan Facility”), the proceeds of which were used to (i) fund a portion of the PDP acquisition purchase price; (ii) repay certain indebtedness of the acquired business; (iii) to pay fees and expenses related to such transactions and (iv) for general corporate purposes. The Term Loan Facility amortized in a monthly amount equal to 0.21% during the first two years and 0.42% during the third year. As the prepayment period concluded on March 13, 2025, the Term Loan Facility was no longer subject to the prepayment premium applied during the first year. The Term Loan Facility was secured by substantially all of the assets of the Company and its subsidiaries which were party to the Term Loan Facility.

The Term Loan Facility (a) had a maturity date of March 13, 2027; (b) bore interest at a rate equal to (i) a base rate plus 7.25% per annum for Reference Rate Loans and Secured Overnight Financing Rate (“SOFR”) plus 8.25% per annum for SOFR Loans if the total net leverage ratio was greater than or equal to 2.25x and (ii) a base rate plus 6.75% per annum for Reference Rate Loans and SOFR plus 7.75% per annum for SOFR Loans if the total net leverage ratio is less than 2.25x; and (c) was subject to certain affirmative, negative and financial covenants, including a minimum liquidity covenant and a quarterly total net leverage ratio covenant.

On August 1, 2025, the Term Loan Facility was repaid in full from the proceeds of the Bank of America credit agreement, discussed below, for the amount of $43.2 million. The Company treated the repayment as a debt extinguishment and recognized a loss on extinguishment of debt of $1.7 million to write-off the unamortized deferred financing costs in interest expense in the condensed consolidated statements of operations.

Credit Agreement

On August 1, 2025, the Company and certain of its subsidiaries (the “Borrowers”) entered into the Credit Agreement (the “Credit Agreement”) with Bank of America, as the administrative agent, the swingline lender and the line of credit issuer. The Credit Agreement, matures on August 1, 2028 and includes a $60 million term loan facility and a $90 million revolving credit facility with designated sub-facility limits of (i) $15 million for the U.K. Borrower, (ii) $10 million for a swingline facility and (iii) $5 million for letters of credit. Actual credit availability under the revolving facility is subject to a borrowing base limitation that is calculated based on a percentage of eligible trade accounts receivable and inventories, the balances of which fluctuate, and is subject to discretionary reserves and revaluation adjustments. The Borrowers may utilize the facilities for borrowings as well as for the issuance of letters of credit, repaying existing indebtedness outstanding as of the effective date of the Credit Agreement and ongoing working capital and general corporate purposes as defined by the Credit Agreement. The facilities under the Credit Agreement replaced the Company’s previous debt arrangements.

Borrowings will bear interest at a rate that varies depending on the type of loan and the Borrower. The interest rate will be calculated using a floating rate plus a margin. Depending on the type of loan, the floating rate will either be the prime rate announced by Bank of America, Term SOFR, Daily Simple SOFR, EURIBOR or SONIA. The margin will range from 2.00% to 2.75% for base rate loans and SONIA based loans and from 3.00% to 3.75% for Term SOFR, Daily Simple SOFR and EURIBOR loans. The Credit Agreement also provides for an unused line fee, letter of credit fees, and agent fees. The Borrowers will be able to voluntarily prepay the principal of any advance, without penalty or premium, at any time in whole or in part, subject to certain breakage costs. As of September 30, 2025, interest rates for the term loan and revolving credit facilities were 7.66% and 7.53%, respectively.

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

The Credit Agreement also contains affirmative and negative covenants that, subject to certain exceptions, limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and transactions with affiliates, and encumber and dispose of assets. The Credit Agreement contains customary events of default, including defaults triggered by the failure to make payments when due, breaches of covenants and representations, material impairment in the perfection of the lenders’ security interest in the collateral, and events related to bankruptcy and insolvency of the Company and its subsidiaries. If an event of default occurs and is continuing, the lenders may terminate and/or suspend their obligations to make loans and issue letters of credit and/or accelerate amounts due under the Credit Agreement and exercise other rights and remedies. To secure their obligations under the Credit Agreement, the Company and each of the other loan parties granted an all-assets lien with a first priority security interest in substantially all of their assets to the administrative agent.

As of September 30, 2025, the Company was in compliance with all the financial covenants under the Credit Agreement and excess borrowing availability was approximately $34.5 million.

As part of the Credit Agreement, the Company recorded an aggregate amount of deferred debt financing costs of $2.3 million.

Maturities of Term Loan Debt

As of September 30, 2025, maturities of debt are as follows (in thousands):

2025	$2,143
2026	8,571
2027	8,571
2028	38,572
57,857
Less:
Current portion	(8,571)
Unamortized debt discount	(882)
Total Term Loan, non-current	$48,404

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

Insolvency Dispute in Germany: On February 15, 2024, TBC Holding Company LLC (“TBCH”), a wholly owned subsidiary of Turtle Beach Corporation, was served with a lawsuit that was brought to the German Higher Regional Court in Stade by the insolvency administrator of KJE Europe GmbH (“KJE”), a company registered and existing under the laws of Germany. In his complaint, the insolvency administrator claimed that TBCH was liable to reimburse any payments received by the TBCH under a certain settlement agreement with KJE dated June 30, 2020. On February 28, 2025, the Court ruled in favor of the insolvency administrator holding that TBCH was liable for EUR 1.4 million plus interest and costs. TBCH appealed the judgment and the parties subsequently negotiated a settlement agreement that became effective following the approval of the creditors' assembly of KJE on August 5, 2025. Pursuant to the settlement agreement, TBCH made a payment of EUR 0.7 million to KJE's insolvency estate and withdrew its appeal in exchange for a full and final release of all claims the insolvency administrator may have against TBCH, with a portion of the payment amount being allowed as a claim in KJE's insolvency proceedings.

Intellectual Property Dispute: On May 28, 2025, PDP filed an action for declaratory judgment of non-infringement of four patents purportedly owned by OKYN Holdings, Inc., d/b/a Nyko Technologies (“Nyko”) in the United States District Court for the Southern District of California. Nyko had written to PDP on October 31, 2024 asserting that PDP’s Ultra Slim Charge System for PlayStation 4 (“Ultra Slim”) infringed those patents. Nyko has responded to PDP’s complaint and filed counterclaims for patent infringement by the Ultra Slim. On June 12, 2025, Nyko filed a lawsuit in the Southern District of California asserting that PDP and Turtle Beach Corporation infringed the same four patents at issue in the declaratory judgment action filed by PDP. On July 8, 2025, PDP and Turtle Beach moved to dismiss Nyko’s complaint and that motion is pending. On September 30, 2025, PDP moved for judgment on the pleadings on multiple aspects of Nyko’s counterclaims and that motion is pending.

Intellectual Property Dispute: On July 18, 2025, Gametronics LLC filed a patent infringement lawsuit against Voyetra Turtle Beach, Inc., (“VTB”) a wholly owned subsidiary of Turtle Beach Corporation, in the United States District Court for the District of Delaware, asserting infringement of three patents by the Victrix™ Pro BFG™ Wireless Controller. VTB and Gametronics have agreed to resolve the dispute.

Intellectual Property Dispute: On October 3, 2025, Robert Lyden, an individual, filed a patent infringement lawsuit against PDP, VTB, and Turtle Beach Corporation ("TBC”) in the United States District Court for the District of Minnesota, asserting infringement of one patent by the Victrix™ Pro BFG™ Wireless Controller and Victrix™ Gambit Wireless Controller. PDP, VTB, and TBC are investigating Mr. Lyden’s allegations.

The Company will continue to vigorously defend itself in the foregoing unresolved matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at September 30, 2025 for contingent losses associated with these matters unless otherwise disclosed above based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Warranty, beginning of period	$736	$735	$815	$670
Warranty costs accrued	56	244	317	727
Settlements of warranty claims	(131)	(206)	(471)	(624)
Warranty, end of period	$661	$773	$661	$773

Indemnifications

The Company indemnifies certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2025, no material amounts have been accrued for indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 9. Income Taxes

The following table presents the Company’s income tax expense (in thousands) and effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Income tax expense (benefit)	$254	$46	$(101)	$(5,501)
Effective income tax rate	12.9%	1.3%	5.1%	58.2%

The effective tax rate for the three and nine months ended September 30, 2025 was primarily impacted by the change in U.S. valuation allowance, foreign taxes, and Federal and State current tax. The effective tax rate for the three and nine months ended September 30, 2024 was primarily impacted by the release of U.S. valuation allowance for PDP acquired net deferred tax liabilities.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of September 30, 2025, the Company had uncertain tax positions of $2.5 million, inclusive of $0.6 million of interest and penalties.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred taxes will not be realized. The Company considers all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. Due to the significant 2022 pre-tax loss, coupled with cumulative book losses projected in early future years, the Company recorded a valuation allowance on its net U.S. deferred tax assets as of December 31, 2022. The Company continues to maintain this valuation allowance for the three and nine months ended September 30, 2025. For the nine months ended September 30, 2024, the Company recorded a $6.2 million tax benefit related to the PDP acquisition, including a reversal of $6.9 million of valuation allowance for PDP acquired net deferred tax liabilities.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the tax effects of changes in tax rates and tax law be recognized in the period in which the legislation is enacted. The Company completed its initial assessment of OBBBA for the quarter ended September 30, 2025. For the provisions effective in 2025, there was no material impact to the Company’s effective tax rate for the quarter ended September 30, 2025. The Company will continue to evaluate the impact of the new legislation on its condensed consolidated financial statements as additional guidance is issued.

Note 10. Equity Incentive Plans and Stock-Based Compensation

Stock Repurchase Activity

On May 7, 2025, The Company's Board of Directors (the "Board") authorized a stock repurchase program to acquire up to $75 million of Company common stock. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restrictions in the Company’s debt agreements and other factors. The Company intends to fund the share repurchases using cash from operations or borrowings and may suspend or discontinue repurchases at any time. The share repurchase program is scheduled to expire on May 6, 2027.

The Company repurchased 0.7 million shares of its common stock both in the three months ended September 30, 2025 and 2024, respectively, for a total cost of $10.3 million and $10.1 million, respectively. The Company repurchased 1.2 million and 1.6 million shares of its common stock during the nine months ended September 30, 2025 and 2024, respectively, for a total cost of $17.0 million and $25.3 million, respectively.

On August 14, 2025, the Company entered into a stock purchase agreement regarding the purchase and sale of shares of its common stock beneficially owned by DC VGA LLC (“Diversis”), in a private transaction. The Company agreed to purchase 694,926 shares at a price of $14.41 per share of common stock for a total of $10.0 million. In addition, Diversis agreed to sell 693,962 shares to TDG CP LLC, a Delaware limited liability company (“Donerail”) at a price of $14.41 per share of common stock for a total of $10.0 million. The purchase price per share of common stock for each transaction represents the average of the volume weighted average price of the common stock of the thirty days prior to and including August 14, 2025. Donerail is an entity affiliated with William Wyatt, a member of the Company's Board and Dave Muscatel, who was a member of the Board at the time of the transaction, is affiliated with Diversis.

The Audit Committee of the Board, comprised solely of independent directors not affiliated with Diversis and Donerail, approved the transactions. The agreement contains customary representations, warranties and covenants of the parties.

Stock-Based Compensation

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Cost of revenue	$110	$131	$416	$421
Selling and marketing	253	399	1,377	1,261
Research and development	196	298	987	795
General and administrative	827	668	1,526	970
Total stock-based compensation	$1,386	$1,496	$4,306	$3,447

The following table presents the stock activity and the total number of shares available for grant as of September 30, 2025:

Balance at December 31, 2024	718,674
Plan Amendment	1,510,000
Options Cancelled	7,845
Restricted Stock Cancelled	105,758
Restricted Stock Granted	(428,706)
Performance Shares Issued	(205,185)
Balance as of September 30, 2025	1,708,386

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2024	637,916	$9.38	5.00	$5,483,767
Options Granted	—	—
Options Exercised	(222,925)	8.53
Options Forfeited	(7,845)	10.19
Outstanding at September 30, 2025	407,146	$9.83	3.65	$2,963,241
Vested and expected to vest at September 30, 2025	407,146	$9.96	3.65	$2,963,241
Exercisable at September 30, 2025	407,146	$9.96	3.65	$2,963,241

Stock options are time-based and the majority are exercisable within 10 years of the date of grant, but only to the extent they have vested. The options generally vest as specified in the option agreements subject to acceleration in certain circumstances. In the event participants in the plan cease to be employed or engaged by the Company, all vested options would be forfeited if they are not exercised within 90 days. Forfeitures on equity grants are estimated at 10% for non-executives and 0% for senior management based on evaluation of historical and expected future turnover. Stock-based compensation expense was recorded net of estimated forfeitures, such that expense was recorded only for those stock-based awards expected to vest. The Company reviews this assumption periodically and will adjust it if it is not representative of future forfeiture data and trends within employee types (senior management vs. non-executive).

There have been no options granted since the fiscal year 2021.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2024	605,356	$15.92
Granted	428,706	15.27
Vested	(269,595)	17.68
Shares forfeited	(105,758)	14.37
Nonvested restricted stock at September 30, 2025	658,709	$15.03

As of September 30, 2025, total unrecognized compensation cost related to the nonvested restricted stock granted was $7.9 million, which is expected to be recognized over a remaining weighted average vesting period of 2.5 years.

Warrants

As of September 30, 2025, the Company had 550,000 wholly funded warrants related to a series of transactions pursuant to which the previously outstanding Series B Preferred Stock were retired. The warrants do not expire.

Note 11. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income (loss)	$1,717	$3,413	$(1,878)	$(3,956)

Weighted average common shares outstanding — Basic	20,073	20,553	20,413	20,050
Plus incremental shares from assumed conversions:
Effect of dilutive securities	333	948	—	—
Weighted average common shares outstanding — Diluted	20,406	21,501	20,413	20,050
Net income (loss) per share:
Basic	$0.09	$0.17	$(0.09)	$(0.20)
Diluted	$0.08	$0.16	$(0.09)	$(0.20)

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

The weighted average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Stock options	57	66	589	818
Restricted stock	255	316	701	674
Warrants	—	—	—	550
Total	312	382	1,290	2,042

Note 12. Segment Information

The Company operates in a single reportable segment. The entire business is managed by a single management team whose chief operating decision maker is the Chief Executive Officer, who evaluates segment performance based on net income (loss) and operating income (loss) for purposes of allocating resources and evaluating financial performance.

The following table represents total net revenue based on where customers are physically located (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Americas	$61,673	$73,404	$151,546	$177,556
Europe and Middle East	16,478	16,913	40,938	39,857
Asia Pacific	2,306	4,046	8,651	9,276
Total net revenue	$80,457	$94,363	$201,135	$226,689

The following table reflects the significant expenses of the Company's reportable segment for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net revenue	$80,457	$94,363	$201,135	$226,689
Significant segment expenses:
Cost of revenue	50,399	60,232	129,448	151,696
Sales	5,843	6,243	17,998	10,526
Marketing	6,670	7,292	19,699	25,763
Research and development	4,161	4,311	12,625	12,802
General and administrative	7,541	6,352	23,111	19,489
Other costs (recovery) (1)	476	3,510	(8,320)	9,814
Operating income (loss)	5,367	6,423	6,574	(3,401)
Interest expense, net	3,718	2,712	7,773	5,082
Other (income) expense, net	(322)	252	780	974
Income tax expense (benefit)	254	46	(101)	(5,501)
Net income (loss)	$1,717	$3,413	$(1,878)	$(3,956)

(1) Other costs (recovery) in the three and nine months ended September 30, 2025 relates to insurance recovery and acquisition-related costs. Other costs (recovery) in the three and nine months ended September 30, 2024 include acquisition-related costs. Acquisition-related costs include costs incurred in connection with the PDP acquisition, warehouse lease impairment, including professional fees such as legal and accounting along with other certain integration-related costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our operations and financial condition of Turtle Beach Corporation ("we," "us," "our," the "Company," "Turtle Beach") should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2025 (the “Annual Report.”)

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

Overview

Turtle Beach Corporation, headquartered in San Diego, California, and incorporated in the state of Nevada in 2010, is a premier audio and gaming technology company with expertise and experience in developing, commercializing, and marketing innovative products across a range of large addressable markets under the Turtle Beach brand. The Turtle Beach® brand is a market share leader in console gaming headsets with a vast portfolio of headsets designed to be compatible with the latest Xbox, PlayStation, and Nintendo consoles, as well as for personal computers (“PCs”) and mobile/tablet devices. Turtle Beach Corporation’s PC product portfolio includes headsets, gaming keyboards, mice and other gaming accessories focused on the PC gaming platform and it has recently expanded its brand beyond gaming headsets and launched its gaming controller product line, as well as, gaming flight simulation and racing simulation accessories. In March 2024, Turtle Beach acquired Performance Designed Products LLC (“PDP”), another leading gaming accessory brand with a robust slate of products, including gaming controllers/gamepads for all platforms and licensing deals with popular gaming and entertainment properties. The Company has transitioned all gaming accessories under its best-selling Turtle Beach brand, with products for consoles and PC, including multiplatform gaming headsets, controllers, mice, keyboards, microphones, and flight/racing simulation accessories under one of the industry’s most recognized and trusted brand names.

Business Trends

Turtle Beach operates in the approximately $200 billion global games and accessories market. The global gaming audience now exceeds global cinema and music markets with over 3.6 billion active gamers worldwide. Gaming peripherals, such as headsets, controllers, keyboards, mice, microphones, and flight and racing simulation controls are estimated to be an $11 billion business globally.

The console and PC gaming accessories markets are driven by major game launches and long-running franchises that encourage players to continually buy equipment and accessories. On Xbox, PlayStation, Nintendo Switch and PC, flagship games like Call of Duty, Destiny, Star Wars: Battlefront, Grand Theft Auto, Battlefield, and battle royale games like Fortnite, Call of Duty Warzone, Apex Legends, and PlayerUnknown’s Battlegrounds, are examples of major franchises that prominently feature online multiplayer modes that encourage player-to-player communication and drive increased demand for gaming headsets, controllers, and more. Many of these established franchises launch new titles annually, leading into the holidays and beyond, and as a result can cause an additional boost to the normally strong holiday sales for gaming accessories.

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

Further, June 2025 saw the launch of the highly anticipated Nintendo Switch 2 game system in the U.S., which debuted as the fastest-selling video game console launch of all time, with the largest launch month sales for any new gaming platform.

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net revenue	$80,457	$94,363	$201,135	$226,689
Cost of revenue	50,399	60,232	129,448	151,696
Gross profit	30,058	34,131	71,687	74,993
Operating expenses	24,691	27,708	65,113	78,394
Operating income (loss)	5,367	6,423	6,574	(3,401)
Interest expense	3,718	2,712	7,773	5,082
Other (income) expense, net	(322)	252	780	974
Income (loss) before income tax	1,971	3,459	(1,979)	(9,457)
Income tax expense (benefit)	254	46	(101)	(5,501)
Net income (loss)	$1,717	$3,413	$(1,878)	$(3,956)

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net Revenue	$80,457	$94,363	$201,135	$226,689
Gross Profit	$30,058	$34,131	$71,687	$74,993
Gross Margin	37.4%	36.2%	35.6%	33.1%

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

Net revenue for the three months ended September 30, 2025 was $80.5 million, a $13.9 million decrease from $94.4 million driven by a significant reduction in market demand for computer gaming accessories.

For the three months ended September 30, 2025, gross margin increased to 37.4% from 36.2% in the comparable prior year period primarily due to the unfavorable impact of fair value step-up adjustment in the prior period relating to the PDP acquisition, partially offset by higher tariffs in 2025.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

Net revenue for the nine months ended September 30, 2025 was $201.1 million, a $25.6 million decrease from $226.7 million, due to a significant reduction in market demand for computer gaming accessories.

For the nine months ended September 30, 2025, gross margin increased to 35.6% from 33.1% in the comparable prior year period primarily due to the unfavorable impact of fair value step-up adjustment in the prior period relating to the PDP acquisition, partially offset by higher tariffs in 2025.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(in thousands)
Selling and marketing	$12,513	$13,535	$37,697	$36,289
Research and development	4,161	4,311	12,625	12,802
General and administrative	7,541	6,352	23,111	19,489
Subtotal operating expenses	24,215	24,198	73,433	68,580
Insurance recovery	—	—	(9,404)	—
Acquisition-related cost	476	3,510	1,084	9,814
Total operating expenses	$24,691	$27,708	$65,113	$78,394

Selling and Marketing

Selling and marketing expenses decreased by $1.0 million, or 7.6% for the three months ended September 30, 2025 as compared to the same period in the prior year primarily due to lower market demand-driven direct media marketing.

Selling and marketing expenses increased by $1.4 million, or 3.9% for the nine months ended September 30, 2025 primarily due to certain employee-related expenses, professional fees, certain marketing initiatives and incremental intangible assets amortization expenses related to the PDP acquisition.

Research and Development

Research and development costs decreased by $0.2 million or 3.5% for the three months ended September 30, 2025 as compared to the same period in the prior year.

Research and development costs decreased by $0.2 million or 1.4% for the nine months ended September 30, 2025 as compared to the same period in the prior year.

General and Administrative

General and administrative expenses increased by $1.2 million or 18.7% for the three months ended September 30, 2025 as compared to the same period in the prior year primarily due to higher public company costs for professional services and consulting fees.

General and administrative expenses increased by $3.6 million or 18.6% for the nine months ended September 30, 2025 as compared to the same period in the prior year primarily due to higher public company costs for professional services, consulting fees and information technology investments.

Insurance recovery

Insurance recovery for the nine months ended September 30, 2025 was $9.4 million, and relates to the receipt of certain insurance claims from the previously disclosed loss of inventory while in transit that occurred in the fourth quarter of 2024. There was no insurance recovery for the three months ended September 30, 2025.

Acquisition-related cost

Acquisition-related costs include costs incurred in connection with the PDP acquisition, including professional fees such as legal and accounting along with other certain integration related costs.

Interest expense

Interest expense increased by $1.0 million or 37% for the three months ended September 30, 2025, as compared to the same period in the prior year primarily due to the $1.9 million loss on debt extinguishment related to the Revolving Credit Facility and Blue Torch Term Loan. Interest expense increased by $2.7 million or 53% for the nine months ended September 30, 2025 as compared to the same period in the prior year primarily due to the $1.9 million loss on debt extinguishment related to the Revolving Credit Facility and Blue Torch Term Loan.

Income Taxes

Income tax expense for the three months ended September 30, 2025 was $0.3 million at an effective tax rate of 12.9% compared to income tax expense of $0.05 million for the three months ended September 30, 2024 at an effective tax rate of 1.3%. The effective tax rate for the three months ended September 30, 2025 was primarily impacted by the change in U.S. valuation allowance, foreign taxes and Federal and State current tax. The effective tax rate for the three months ended September 30, 2024 was primarily impacted by the change in U.S. valuation allowance and foreign taxes.

Income tax benefit for the nine months ended September 30, 2025 was $0.1 million at an effective tax rate of 5.1% compared to income tax benefit for the nine months ended September 30, 2024 of $5.5 million at an effective tax rate of 58.2%. The effective tax rate for the nine months ended September 30, 2025 was primarily impacted by the change in U.S. valuation allowance, foreign taxes and Federal and State current tax. The effective tax rate for the nine months ended September 30, 2024 was primarily impacted by the reversal of a portion of the Company’s deferred tax asset valuation allowance.

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

We believe that the presentation of Adjusted EBITDA, defined as net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation (non-cash) and certain non-recurring special items that we believe are not representative of core operations, is appropriate to provide additional information to investors about our operating profitability adjusted for certain non-cash items or non-routine items that we do not expect to continue at the same level in the future, as well as other items that are not core to our operations. Further, we believe Adjusted EBITDA provides a meaningful measure of operating profitability because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures. However, Adjusted EBITDA is not a measure of financial performance under GAAP and, given the limitations of these metrics as analytical tools, should not be considered a substitute for gross profit, gross margin, net income (loss) or other consolidated income statement data as determined in accordance with GAAP.

Adjusted EBITDA (and a reconciliation to Net loss, the nearest GAAP financial measure) for the three and nine months ended September 30, 2025 and September 30, 2024, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income (loss)	$1,717	$3,413	$(1,878)	$(3,956)
Interest expense	3,718	2,712	7,773	5,082
Depreciation and amortization	3,086	3,322	9,310	8,104
Stock-based compensation	1,386	1,496	4,306	3,447
Income tax expense (1)	254	46	(101)	(5,501)
Restructuring expense (2)	347	910	477	1,657
Acquisition-related costs (3)	476	3,510	1,084	9,814
Fair value step-up adjustment to acquired inventory (4)	—	833	—	2,084
Insurance recovery (5)	—	—	(9,404)	—
Loss on inventory in transit and other costs (6)	—	—	605	—
Litigation proceedings and other (7)	(9)	26	(191)	30
Adjusted EBITDA	$10,975	$16,268	$11,981	$20,761

(1)
An income tax benefit of $7.0 million was recorded in the three months ended March 31, 2024 as a result of the reversal of a portion of the Company’s deferred tax asset valuation allowance.
(2)
Restructuring expenses are costs in connection with reorganization of operations. These costs primarily include severance and related benefits.
(3)
Acquisition-related costs include costs we incurred in connection with the PDP acquisition, including warehouse lease impairment, professional fees such as legal and accounting along with other integration-related costs.
(4)
Costs relate to the step-up of acquired finished goods inventory to fair market value as required under purchase accounting. This step-up in value over original cost is recorded as a charge to cost of revenue as such inventory is sold.
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

Liquidity and Capital Resources

Our primary sources of working capital are cash flow from operations and availability of capital under our Credit Agreement. We have funded operations and acquisitions in recent periods with operating cash flows and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended
	September 30,
	2025	2024

Cash and cash equivalents at beginning of period	$12,995	$18,726
Net cash provided by (used for) operating activities	22,121	(8,553)
Net cash provided by (used for) investing activities	1,346	(80,686)
Net cash (used for) provided by financing activities	(24,476)	82,665
Effect of exchange rate changes on cash and cash equivalents	271	1,651
Cash and cash equivalents at end of period	$12,257	$13,803

Cash Flows from Operating activities

Cash provided by operating activities for the nine months ended September 30, 2025 was $22.1 million, an increase of $30.7 million as compared to $8.6 million used for the nine months ended September 30, 2024. The increase is primarily due to higher gross receipts, insurance proceeds from claims related to a loss of inventory, lower acquisition-related costs and reduced spending levels.

Cash Flows from Investing activities

Cash provided by investing activities was $1.3 million for the nine months ended September 30, 2025, which was primarily related to purchase price working capital adjustments of $2.5 million, compared to $80.7 million used for the nine months ended September 30, 2024 primarily related to the acquisition of the PDP business.

Cash Flows from Financing activities

Net cash used for financing activities was $24.5 million during the nine months ended September 30, 2025 compared to net cash provided by financing activities of $82.7 million during the nine months ended September 30, 2024. Financing activities during the nine months ended September 30, 2025 consisted primarily of $15.9 million revolving credit facility net repayments, $17.0 million of share repurchases, $2.3 million of debt financing costs and $8.9 million of term loan net proceeds.

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

Foreign cash balances at September 30, 2025 and December 31, 2024 were $4.6 million and $4.5 million, respectively.

Revolving Credit Facility

On March 5, 2018, Turtle Beach and certain of its subsidiaries entered into an amended and restated loan, guaranty and security agreement (the “Revolving Credit Facility”) with Bank of America, N.A. (“Bank of America”), as administrative agent, collateral agent and security trustee for the lenders. The Revolving Credit Facility provided for a line of credit of up to $50 million inclusive of a sub-facility limit of $10 million for TB Europe, and was secured by substantially all of the Company's assets. The was intended for working capital, letters of credit and other corporate purposes.

On March 13, 2024, the Company entered into a Fourth Amendment, dated as of March 13, 2024 (the “Fourth Amendment”), to the Revolving Credit Facility. The Fourth Amendment extended the maturity date to March 13, 2027, incorporated PDP acquisition assets into the U.S. Borrowing Base ( up to $15,000,000 or 30% of the aggregate Revolver Commitments), and updated interest terms. Loans bore interest at SOFR, U.S. Base Rate, SONIA or EUIBOR, plus applicable margins, which was between 0.50% to 2.50% for base rate loans and UK base rate loans, and 1.75% to 3.50% for U.S. BSBY rate loans, U.S. BSBY daily floating rate loans and UK alternative currency loans. In addition, Turtle Beach was required to pay a commitment fee on the unused revolving loan commitment at a rate ranging from 0.375% to 0.50% and letter of credit fees and agent fees.

The Revolving Credit Facility included customary affirmative and negative covenants and required a minimum fixed charge coverage ratio of at least 1.00 when availability thresholds were not met. These covenants restricted the Company’s ability to incur additional debt, pay dividends, repurchase stock, make certain investments, enter into mergers, and dispose of assets.

On August 1, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”), discussed below, and made a payment of $16.0 million from the Bank of America term loan facility, including $15.9 million and $0.1 million of principal and accrued interest, respectively. The Company treated the Credit Agreement as a partial extinguishment to the Revolving Credit Facility and recognized a loss on extinguishment of debt of $0.3 million to write-off the unamortized deferred financing costs in interest expense in its condensed consolidated statements of operations.

Term Loan

On March 13, 2024, Turtle Beach and certain of its subsidiaries entered into a new financing agreement with Blue Torch Finance, LLC, (“Blue Torch”), pursuant to which Blue Torch provided for an aggregate amount of $50 million (the “Term Loan Facility”), the proceeds of which were used to (i) fund a portion of the PDP acquisition purchase price; (ii) repay certain indebtedness of the acquired business; (iii) to pay fees and expenses related to such transactions and (iv) for general corporate purposes. The Term Loan Facility amortized in a monthly amount equal to 0.21% during the first two years and 0.42% during the third year. As the prepayment period concluded on March 13, 2025, the Term Loan Facility was no longer subject to the prepayment premium applied during the first year. The Term Loan Facility was secured by substantially all of the assets of the Company and its subsidiaries which were party to the Term Loan Facility.

The Term Loan Facility (a) had a maturity date of March 13, 2027; (b) bore interest at a rate equal to (i) a base rate plus 7.25% per annum for Reference Rate Loans and Secured Overnight Financing Rate (“SOFR”) plus 8.25% per annum for SOFR Loans if the total net leverage ratio is greater than or equal to 2.25x and (ii) a base rate plus 6.75% per annum for Reference Rate Loans and SOFR plus 7.75% per annum for SOFR Loans if the total net leverage ratio is less than 2.25x; and (c) was subject to certain affirmative, negative and financial covenants, including a minimum liquidity covenant and a quarterly total net leverage ratio covenant.

On August 1, 2025, the Term Loan Facility was repaid in full from the proceeds of the Bank of America credit agreement, discussed below, for the amount of $43.2 million. The Company treated the repayment as a debt extinguishment and recognized a loss on extinguishment of debt of $1.7 million to write-off the unamortized deferred financing costs in interest expense in the condensed consolidated statements of operations.

Credit Agreement

On August 1, 2025, the Company and certain of its subsidiaries (the "Borrowers") entered into the Credit Agreement (the “Credit Agreement”) with Bank of America, as the administrative agent, the swingline lender and the line of credit issuer. The Credit Agreement, matures on August 1, 2028 and includes a $60 million term loan facility and a $90 million revolving credit facility with designated sub-facility limits of (i) $15 million for the U.K. Borrower, (ii) $10 million for a swingline facility and (iii) $5 million for letters of credit. Actual credit availability under the revolving facility is subject to a borrowing base limitation that is calculated based on a percentage of eligible trade accounts receivable and inventories, the balances of which fluctuate, and is subject to discretionary reserves and revaluation adjustments. The Borrowers may utilize the facilities for borrowings as well as for the issuance of letters of credit, repaying existing indebtedness outstanding as of the effective date of the Credit Agreement and ongoing working capital and general corporate purposes as defined by the Credit Agreement. The facilities under the Credit Agreement replaced the Company’s previous debt arrangements.

Borrowings will bear interest at a rate that varies depending on the type of loan and the Borrower. The interest rate will be calculated using a floating rate plus a margin. Depending on the type of loan, the floating rate will either be the prime rate announced by Bank of America, Term SOFR, Daily Simple SOFR, EURIBOR or SONIA. The margin will range from 2.00% to 2.75% for base rate loans and SONIA based loans and from 3.00% to 3.75% for Term SOFR, Daily Simple SOFR and EURIBOR loans. The Credit Agreement also provides for an unused line fee, letter of credit fees, and agent fees. The Borrowers will be able to voluntarily prepay the principal of any advance, without penalty or premium, at any time in whole or in part, subject to certain breakage costs. As of September 30, 2025, interest rates for the term loan and revolving credit facilities were 7.66% and 7.53%, respectively.

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

The Credit Agreement also contains affirmative and negative covenants that, subject to certain exceptions, limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and transactions with affiliates, and encumber and dispose of assets. The Credit Agreement contains customary events of default, including defaults triggered by the failure to make payments when due, breaches of covenants and representations, material impairment in the perfection of the lenders’ security interest in the collateral, and events related to bankruptcy and insolvency of the Company and its subsidiaries. If an event of default occurs and is continuing, the lenders may terminate and/or suspend their obligations to make loans and issue letters of credit and/or accelerate amounts due under the Credit Agreement and exercise other rights and remedies. To secure their obligations under the Credit Agreement, the Company and each of the other loan parties granted an all-assets lien with a first priority security interest in substantially all of their assets to the administrative agent.

As of September 30, 2025, the Company was in compliance with all the financial covenants under the Credit Agreement and excess borrowing availability was approximately $34.5 million.

As part of the Credit Agreement, the Company recorded deferred debt financing costs of $2.3 million.

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

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of September 30, 2025 and December 31, 2024, we did not have any derivative financial instruments.

Foreign Currency Exchange Risk

The Company has exchange rate exposure primarily with respect to the British Pound and Euro. As of September 30, 2025 and December 31, 2024, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Principal Executive Officer (or PEO) and our Principal Financial Officer (or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were ineffective as of September 30, 2025.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On May 7, 2025, the Company's Board of Directors authorized a stock repurchase program to acquire up to $75 million of Company common stock. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restrictions in the Company’s debt agreements and other factors. The Company intends to fund the share repurchases using cash from operations or short-term borrowings and may suspend or discontinue repurchases at any time. The share repurchase program is scheduled to expire on May 6, 2027.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
July 1-31, 2025	17,279	$13.92	17,279
August 1-31, 2025	694,926	$14.41	694,926
September 1-30, 2025	—	$—	—	$59,733,856
Total	712,205	$14.40	712,205

Item 5 - Other Information

None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement”, or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) during the three months ended September 30, 2025.

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

10.1

Credit Agreement, dated August 1, 2025, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., TBC Holding Company LLC, Performance Designed Products LLC, Turtle Beach Europe Limited, VTB HOLDINGS, INC., Tide Acquisition Sub II, LLC, the other guarantors party thereto, the lenders party thereto, and Bank Of America, N.A., as the administrative agent, the swingline lender and the L/C issuer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2025).

10.2

Stock Purchase Agreement, dated August 14, 2025, by and between Turtle Beach Corporation, DC VGA LLC and TDG CP LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 15, 2025).

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

TURTLE BEACH CORPORATION

Date:	November 6, 2025	By:	/s/ MARK WEINSWIG
Mark Weinswig Chief Financial Officer
(Principal Financial and Accounting Officer)