Form 10-K
period 2025-12-31
Turtle Beach Corp
filed 2026-03-12
CIK 1493761

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was $233,519,589.

The number of shares of Common Stock, $0.001 par value, outstanding on February 28, 2026 was 19,600,044.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement or annual report on Form 10-K/A to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

PART I

Statement Regarding Forward-Looking Disclosures

This Annual Report on Form 10-K (this “Report”) includes, and incorporates by reference, certain forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential,” “continue,” and similar expressions. These forward-looking statements reflect the current expectations of Turtle Beach Corporation concerning future events, and actual results may differ materially from current expectations or historical results. Any such forward-looking statements are subject to various risks and uncertainties, including without limitation those discussed in the sections of this Report titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the timing and cost of planned capital expenditures, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Report, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•
The impacts of broader macroeconomic conditions, such as inflation, international trade policies (including tariffs) and potential recessionary effects on the demand for our products and our ability to adjust our product pricing in response to higher product component, transportation, and logistics costs;
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
•
Substantial uncertainties inherent in the consumer acceptance and adoption of existing and future products;
•
Our dependence on the success and availability of third-parties to manufacture and manage the logistics of transporting and distributing our products;
•
Transitions in consoles and alternative gaming platforms and the potential impact on our business;
•
Our ability to successfully identify acquisition opportunities that are advantageous to our business and the integration of any businesses we acquire within our Sarbanes-Oxley compliant internal control framework over financial reporting and operations;
•
Our ability to adapt to new technologies and introduce new products on a timely basis;
•
Accuracy of estimates of our future revenues, expenses, capital requirements, and our needs for additional financing;
•
Continued relationships with our largest customers and the emergence of new customers;
•
Our marketing efforts and the success thereof;
•
The impact of seasonality on our business and discretionary spending by users of our products;
•
Global business, political, operational, financial and economic outlook and conditions;
•
The scope of protection we are able to obtain and maintain for intellectual property rights covering our technology;
•
The difficulty of commercializing and protecting new technology;

•
The availability of capital under our revolving credit facility and term loan facility with Bank of America, N.A. (“Bank of America”);
•
Our liens against substantially all of our working capital assets, including trade accounts receivable, inventories, and intellectual property and related restrictive covenants associated with such loans;
•
Cybersecurity, data security and other information technology risks, including emerging risks from the use of artificial intelligence (“AI”);
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

General

In this document, unless the context otherwise requires, references in this Annual Report on Form 10-K to “we”, “our”, “us”, “Turtle Beach Corporation”, “Turtle Beach”, and the “Company” refer to the business and operations of Turtle Beach Corporation and its consolidated wholly-owned subsidiaries. This Report also contains trademarks and trade names that are property of their respective owners.

Item 1 - Business

Our mission is to deliver the ultimate experience to gamers by providing high-quality, high-performance gaming accessories, including headsets, controllers, keyboards, mice, flight and racing simulation hardware, microphones, and more. For over 50 years, we have been a pioneer and key innovator in audio technology, and today we are one of the most recognized brand names in gaming. Headquartered in San Diego, California, we were incorporated in the state of Nevada in 2010, and our stock is traded on the Nasdaq Global Market under the symbol TBCH.

According to retail sales tracking data from The Circana Group (“Circana”), we have been the market share leader in console gaming headsets for 16-years running with a vast portfolio of headsets designed to be multiplatform compatible with the latest Xbox, PlayStation, and Nintendo consoles, as well as for personal computers (“PCs”) and mobile and tablet devices. Our PC product portfolio includes PC gaming headsets, keyboards, mice, microphones, and other PC gaming peripherals, and we expanded our brand beyond gaming headsets to include our gaming controller product line, as well as flight simulation. In 2024, we acquired Performance Designed Products (“PDP”), another leading gaming accessory brand with a robust slate of products, including gaming controllers for all major platforms and licensing deals with popular gaming and entertainment properties.

Gaming Accessories Business

We launched our first gaming headset and the first ever console gaming headset – the X51 – in 2005 and have gone on to become the leading brand in gaming headsets, as well as a top five overall gaming accessory business in the world. We design and market a broad assortment of gaming headsets and audio accessories for Xbox, PlayStation, and Nintendo consoles, as well as for PC, mobile and tablet devices. Our 2024 acquisition of PDP, and prior acquisitions of ROCCAT (2019) and Neat Microphones (2021) expanded our reach into the global markets for PC gaming headsets, keyboards, mice, and other gaming accessories. Additionally, in 2021, we further expanded our reach beyond gaming headsets with the launch of the first Turtle Beach game controllers for Xbox/PC, as well as flight simulation accessories. In 2024, we entered the racing simulation gaming accessory market. Our gaming accessories are distributed globally, with more than 475 thousand points of distribution, including major retailers such as Amazon, Argos, Best Buy, Target, and Walmart.

Our brand offers gamers a broad assortment of gaming accessories available at price tiers ranging from entry-level ~$30 to ultra-premium $650+. These price tiers correspond to customer profiles, beginning with entry-level gamers and progressing through casual, enthusiast, core, as well as with professional streamers, content creators, and competitive esports gamers. Each successive price tier incorporates higher-level features, comfort, and finish. For example, premium headsets typically include features like larger 50mm speakers, metal headbands, memory foam, powerful amplified 3D surround sound, active noise-cancellation, and Bluetooth connectivity. Additional features include mic monitoring which allows you to hear the volume of your own voice inside your headset, gaming audio presets like bass and/or vocal boost, our exclusive Superhuman Hearing® sound setting which delivers a competitive advantage, a removable or flip-to-mute microphone, our proprietary ProSpecs™ glasses-friendly technology, and long-lasting rechargeable batteries.

Gaming consoles like the latest Xbox, PlayStation, and Nintendo Switch systems have evolved into full home entertainment hubs, and mobile tablet devices have become mainstream entertainment platforms with gaming on mobile and tablet devices now representing approximately 50% of the global gaming market. We continue to evolve our product portfolio to reflect how content is consumed. While each Turtle Beach headset is designed for a primary platform, such as a specific console or PC model, nearly all can be used with multiple platforms and are compatible with mobile and tablet devices through a standard 3.5mm jack or Bluetooth connectivity. Additionally, our products are often displayed in multiple in-store sections at retailers. This includes platform-specific gaming aisles for Xbox, PlayStation, Nintendo, PC, Virtual Reality (VR), and mobile and tablet products, as well as displayed on in-store kiosks that allow shoppers to experience each headset’s fit, feel, and audio quality, increasing the prominence of our brand in physical retail locations, as well as online.

Industry Overview

We operate in a nearly $200.0 billion global games and accessories market, according to Newzoo Peripheral Market Forecast. The global gaming audience now exceeds global cinema and music markets with over 3.5 billion active gamers worldwide. Gaming peripherals, such as headsets, controllers, keyboards, mice, microphones, and flight and racing simulation controls are estimated to be an $11.2 billion business globally.

The console and PC gaming accessory markets are also driven by major game launches and long-running franchises that encourage players to continually buy equipment and accessories. On Xbox, PlayStation, Nintendo Switch, and PC, flagship games like Call of Duty, Destiny, Star Wars: Battlefront, Grand Theft Auto, Battlefield, and battle royale games like Fortnite, Call of Duty Warzone, Apex Legends, and PlayerUnknown’s Battlegrounds, are examples of major franchises that prominently feature online multiplayer modes that promote player-to-player communication and drive increased demand for gaming headsets, controllers, and more. Many of these established franchises launch new titles annually, leading into the holidays and beyond, and as a result can cause an additional boost to the normally strong holiday sales for gaming accessories. Additionally, some larger franchise games, for example Call of Duty and Fortnite, follow-up with multiple post-launch downloadable content or new content update packs, to keep interest and fan engagement/momentum going for months following a game’s initial release. Many gamers play online where a gaming headset, which includes a microphone, is required because it allows players to communicate with each other in real-time, provides a more immersive experience, and delivers a competitive advantage.

Console Headset Market

In 2025, we were the leading gaming headset manufacturer in the U.S. and other major console markets. We have achieved these global market shares by delivering high-quality products that often include first-to-market innovations, robust features, superior sound, unmatched comfort, and top customer support – all key factors that consumers seek when shopping for a gaming headset.

The global market for console and PC gaming headsets is estimated to be approximately $2.9 billion, according to external market data and internal estimates, reflecting continued growth driven by increasing online multiplayer engagement, content creation, and improvements in technology. PlayStation and Xbox consoles remain among the most significant platforms supporting gaming headset usage, as console-focused headsets continue to integrate features such as wireless connectivity and surround sound optimized for these systems. Consistent with a historical pattern of major new console cycles of roughly seven to eight years, Microsoft and Sony launched their latest consoles, Xbox Series X|S and PlayStation 5, ahead of the 2020 holiday season, and these platforms have sustained an active installed base through 2025. In late 2024, Sony introduced the PS5 Pro system. The next Microsoft and Sony consoles are anticipated to launch within the next 2-3 years.

Nintendo's platform also plays a significant role in the growth of the console headset market. The large installed base of Nintendo Switch systems, combined with the successful launch of the Nintendo Switch 2 in June 2025, increases participation in online, chat-enabled gameplay, thereby expanding the overall addressable market for console gaming headsets.

Controllers Market

The controllers market is estimated at approximately $3.0 billion, according to external market data and internal estimates, and shares the same retail footprint and consumer base as Turtle Beach gaming headsets, creating natural cross-sell opportunities and strong category alignment. We entered the controllers market in 2021 and have since expanded our portfolio across console and PC platforms, with key products including Stealth™ Ultra and Stealth™ Pivot premium controllers, which target the higher value controller segment. The 2024 acquisition of PDP, a leading gaming accessories company with a strong foundation in the controller category, significantly strengthened our scale and competitiveness in controllers. PDP's established expertise and product portfolio, spanning high-value and enthusiast-driven segments, expanded our offerings with products such as the Riffmaster® Wireless Guitar Controller and Victrix® Pro BFG®, Pro FS® Arcade Fight Stick, and Pro KO® Leverless Fight Stick™, positioning us across both premium and value tiers and across multiple controller subcategories.

Industry activity across console platforms, continues to support category growth. Ongoing hardware refresh cycles and the large global installed base, continues to drive engagement across core gaming genres such as multiplayer, esports, fighting games, and rhythm‑based gaming. These trends, along with market forecasts projecting sustained controller demand tied to wireless adoption, haptic feedback innovations, and cross‑platform compatibility, indicate that the controllers category remains an attractive growth opportunity.

With an expanded product portfolio and enhanced innovation pipeline following the PDP acquisition, we believe we are well positioned to capture additional share in the global controllers market as consumer interest and platform ecosystems continue to evolve.

PC Accessories Market

The market for PC gaming mice, keyboards, and microphones is estimated to be approximately $3.9 billion, according to external market data and internal estimates. PC gaming continues to be a main gaming platform in the U.S. and internationally, similarly driven by popular AAA game launches, PC-specific esports leagues, teams, and players, content creators, and influencers, and with the introduction of cross-platform play – where PC gamers can play online against other gamers playing the same game on an Xbox, PlayStation, or Nintendo Switch. While most games are available on multiple platforms, gaming on PC offers advantages including improved graphics, increased speed and precision of mouse/keyboard controls, and the ability for deeper customization. Gaming mice and keyboards are engineered to provide gamers with high-end performance and a superior gaming experience through features such as fast key and button response times, improved materials and build quality, comfortable ergonomic designs, programmable keys and buttons, and software suites to customize and control devices and settings.

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

Simulation Accessories Market

The market for simulation accessories is estimated to be approximately $1.4 billion, according to external market data and internal estimates. Flight and racing simulation are more dominant on higher-end PCs able to deliver the most realistic visuals. However, jumps in visual quality made possible in the latest consoles and games have made flight simulation on Xbox and PlayStation more accessible. For example, in 2020 Microsoft redefined the graphics flight simulation gamers can expect while playing with the launch of the latest generation of its flight simulation games and, in subsequent years, Microsoft expanded the game to Xbox Series X|S, Xbox One, and for lower-end gaming PCs, and mobile gaming via Xbox Cloud.

Long-running popular flight simulations like Flight Simulator 2024, X-Plane, and others allow pilots to learn to fly and pilot various aircraft through picture-perfect skies and scenery, with typical flight simulation accessories including yokes and pedals, combat flightsticks, and Hands-On Throttle And Stick ("HOTAS") controllers. The flight simulation market is niche, but with a dedicated, older fanbase willing to spend more on accessories to create the ultimate flight simulation setups, with a variety of expert pilots and creators showcasing their latest content on YouTube and other mediums. We launched the original VelocityOne Flight® universal control system in 2021, followed by the VelocityOne® Rudder and VelocityOneStand in 2022, the VelocityOne Flightstick in 2023, and the VelocityOne Flightdeck H.O.T.A.S. controller in 2024.

Racing simulation follows a similar trajectory as flight simulation. The audience of racing simulation gamers is also dedicated, slightly older and willing to spend more on creating high-end racing simulation setups predominantly on PC, but also on consoles. There is also a variety of long-running, successful racing game franchises including Forza, Assetto Corsa, and more that allow drivers to get behind the wheel and experience the rush of racing. Typical racing simulation accessories include wheel and pedal setups, swappable steering wheels, shifters, handbrakes and more, ranging in price from lower cost entry-level gear available for a couple of hundred dollars (~$200), to ultra-premium, high-end custom-built simulation racing setups that cost thousands of dollars. Racing simulation fans also regularly create their own content to share with the racing simulation community. We introduced our first VelocityOne Race® racing simulation wheel and pedals setup in 2024, as well as the follow-up add-on VelocityOne Multi-Shift shifter/handbrake in early 2025. In the latter portion of 2025, we released the VelocityOne KD3 wheel and pedals system, the F-RX formula wheel for hardcore simulation racers on Xbox and PC and the Racer wireless racing wheel.

Business Strategy

We continue to build on our brand’s awareness, innovation, superior audio technology and high-quality products, and further promote and expand the brand in certain geographic regions to increase sales and profitability. Our strategy focuses on the following:

•
Continue to Advance Our Turtle Beach Brand. We believe Turtle Beach’s reputation among gamers is a competitive advantage, and that our success is attributable to our emphasis on creating the highest quality, most innovative products, and leveraging our extensive global distribution footprint to deliver these products to more gamers around the world.

We continue to invest the resources necessary to maintain and expand our capability to manufacture better value product lines that incorporate the latest technologies, resulting in more products serving more price tiers. We will continue to advance the best-selling Turtle Beach gaming audio business forward with new headsets like the Stealth Pro™, Atlas™ Air, and latest Stealth 700 and Stealth 600 models and will continue expanding our game controllers and gaming simulation accessory markets with products like the Stealth Ultra and Stealth Pivot, and Victrix Pro BFG controllers and Victrix Pro fight sticks, and additional VelocityOne fight and racing simulation accessories.

•
Continued Product Line Expansion and Revenue Growth in Controllers/Simulation Markets. We intend to increase our available markets by continuing to develop internally, or through partnerships or acquisitions, products in new gaming accessory categories outside console gaming headsets – the market we have led for 16 years, like game controllers and simulation. In March 2024, we announced the transformational acquisition of PDP that combined two leading gaming accessory companies with industry-leading teams, significant product momentum and proven track records of delivering profitable growth. This acquisition substantially increased our product portfolio, including our brand’s reach into the controller category with PDP’s leading game controllers.
•
Targeted Geographic Expansion. We will continue efforts for further growth, specifically in select markets as we look to deliver Turtle Beach products to an even wider audience of global gamers in 2025 and beyond.

To maintain and/or improve our competitive position in our markets we continue to focus on the following:

•
delivering innovative, high quality gaming headsets that provide superior game and chat audio, premium comfort, and advanced features designed to help gamers have a deeply immersive experience;
•
delivering innovations in speed, precision, RGB LED lighting and form factor in PC gaming keyboards, mice, and other gaming categories that can leverage those capabilities;
•
expanding our product lines in game controllers and gaming simulation accessories, reaching into additional categories including mobile controllers and racing simulation products;
•
growing our position at key retailers with products available in multiple locations throughout retailers;
•
investing in our ecommerce platforms to drive profitable growth by expanding customer reach, and creating differentiated customer experiences;
•
maintaining our strategic relationships, and continuing investment in partnerships, which we believe provide the Turtle Beach brand with a larger presence with consumers and create opportunities for retailers to carry our products; and
•
leveraging high-quality technical support and delivering a customer service experience that exceeds consumer expectations and drives brand loyalty.

Intellectual Property

We operate in an industry where innovation, investment in new ideas, and protection of resulting intellectual property rights are critical to success. With a 50-year history as pioneers in PC and gaming audio, Turtle Beach has a substantial base of IP assets with over 400 patents on current and future product development.

As a third-party gaming accessory company, certain technology used in gaming consoles requires a license to enable products to connect to the respective platform. Wireless connections on certain gaming console platforms require licenses and/or the purchase of proprietary chips to integrate into the locked chat audio. The Company believes it currently has the necessary licenses, as well as the ability to obtain the necessary licenses, to produce compatible products.

Supply Chain and Operations

We have a network of suppliers in Asia that manufacture products to meet the quality standards sought by our customers and our cost objectives. We have worked closely with component, manufacturing, and global logistic partners to build a supply chain that we consider dependable, scalable, and efficient to provide high-quality, reliable products employing leading cost management practices. The use of outsourced manufacturing facilities is designed to take advantage of specific expertise and allow for flexibility and scalability to respond to both seasonality and changing demands for our products.

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

Turtle Beach Europe, Ltd. (“TB Europe”), located in the U.K., serves as a primary sales office for the European market and has strengthened our international operations with support for sales, marketing, customer service and distribution.

Our website, www.turtlebeach.com, is an important focal point for our product sales and marketing efforts, serving as a destination for consumers to learn about the brands and products we sell, and as a place to maintain ongoing interactivity. Information contained on our website is not incorporated by reference herein unless specifically stated therein.

Customers

Our business customer base is comprised primarily of large retailers and distributors, both domestic and international.

Our four largest individual customers accounted for approximately 66% of our gross sales in 2025, five individual customers accounted for approximately 69% of our gross sales in 2024, and 69% of our gross sales in 2023. During 2025, our three largest customers - Walmart, Amazon, and Best Buy - each accounted for between 14% to 28% of our consolidated gross sales.

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

Human Capital

As of December 31, 2025, Turtle Beach had 290 employees, of which 268 were full-time salaried employees, with the remaining being contracted employees.

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

We maintain a highly collaborative company culture in which team members feel a sense of pride and that their input is sought after and valued. We believe our culture is a long-term competitive advantage for us, fuels our ability to execute, and is a critical underpinning of our employee talent strategy.

We are further committed to developing team members professionally by leveraging our Intellectual Capital ("IC") process. The IC process includes constructive reviews and various talent and leadership development initiatives conducted by the management team and provided throughout an employee’s career.

We conduct employee culture surveys annually to monitor employee engagement and satisfaction, while identifying opportunities to enhance organizational effectiveness, refine our people-focused initiatives, and support long-term talent development. We take pride in our strong team member satisfaction, and we continuously seek to ensure our employees feel valued and proud to be a part of the Turtle Beach team.

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

Available Information

We make available free of charge on and through our corporate website, http://corp.turtlebeach.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and all amendments to those filings as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We have included the above corporate website address throughout this report as inactive textual references only. The information contained on or accessible through our corporate website is not incorporated by reference in this Annual Report and should not be considered part of this Annual Report.

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

These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with our financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

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

Risks Related to Our Operations

Our business has been, and continues to be, adversely impacted by inflationary pressures and potential recession concerns.

We are exposed to inflationary pressures affecting our costs and demand for the products we sell. In recent years, our business has been affected by global supply chain constraints and unfavorable changes in economic or political conditions in the countries and markets where we operate, resulting in heightened inflationary cost pressures. Such inflationary pressures have also been and could continue to be exacerbated by geopolitical turmoil and economic policy actions and could lead to a recessionary environment. Further, adverse changes in interest rates could lead to increases in our borrowing costs over time.

Inflationary pressures can also have a negative impact on demand for the products we sell. Reduced or delayed discretionary spending by consumers, specifically for consumer electronic goods, in response to inflationary pressures has reduced and could continue to reduce demand for our products, resulting in reduced sales. Our inability to adequately increase prices to offset increased costs associated with such inflationary pressures, or otherwise mitigate their impact, will increase our costs of doing business and could further reduce our margins and profitability. If such impacts are prolonged or substantial, they could necessitate impairment tests in the future or otherwise have a material negative effect on our results of operations.

Changes in U.S. or foreign trade policies, including the imposition of tariffs on imported goods and other trade restrictions, as well as uncertainty over such actions, may adversely impact our business and financial performance.

We obtain components and products from numerous suppliers throughout the world. Changes in laws or policies governing the terms of foreign trade, including tariffs or taxes on imports from countries where we manufacture our products could have an impact on our competitive position, business operations and financial performance. Further, if we deem it necessary to alter our activities or operations in response to such tariffs or taxes our capital and operating costs may increase. As a result, changes in trade policy and regulations in the U.S. and other countries could adversely affect our business, results of operations and financial condition.

In 2025, the U.S. government imposed substantial tariffs and trade restrictions on certain foreign goods. In response, certain foreign governments, including China, imposed retaliatory tariffs on certain U.S. goods, which represented near-term challenges to our industry. On February 20, 2026, the United States Supreme Court held that the International Emergency Economic Powers Act does not authorize the President of the United States to impose tariffs, invalidating certain tariffs that had been imposed under that authority. Following this decision, policymakers have indicated that alternative statutory authorities, including provisions of the Trade Act of 1974 and other trade statutes, may be considered to impose temporary import surcharges or other trade restrictions. However, the scope, timing, and duration of any such measures remain uncertain. Significant uncertainty remains regarding the potential for new tariffs or trade restrictions to be imposed under alternative authorities, as well as how China and other countries may respond to evolving U.S. trade actions, including through previously imposed or additional retaliatory tariffs and other trade measures. These uncertainties surrounding domestic and foreign tariffs could require us to increase our prices, which could decrease demand for our products, and in certain cases, we may be unable to pass along such increased costs to our customers.

We are actively monitoring and evaluating the development and potential impacts of tariffs on our supply chain and results of operations. We have taken steps to mitigate the effects of current and potential tariffs on our business, including ongoing cost optimization initiatives and rapid adaptation of our production strategy. However, we may not be able to fully mitigate the effects of any prolonged tariffs or trade disputes. Further, additional trade restrictions could be adopted with little to no advance notice, and we may not be able to effectively mitigate the adverse impacts from such measures.

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

Our business is also affected by the continued success of third-party publishers developing and releasing game titles for current or future generation platforms. For example, the timely release of flagship titles like Grand Theft Auto VI and others have in the past helped, and in the future are expected to help, drive increased demand for our products. If such flagship titles are not released or are delayed, our results of operation may vary from past or anticipated future results of operation.

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

Shipment of our products subjects us to risk of product theft and loss. The strong demand for our products and the availability of resale marketplaces for the sales of stolen goods, makes our products a target for theft. We have experienced and may continue to experience theft of our products while they are being shipped to our customers. Such theft results in inventory losses and can affect our relationships with our customers, which could have an adverse effect on our business, results of operations and financial condition.

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

We rely on third parties to manufacture and manage the logistics of transporting and distributing our products, which subjects us to a number of risks that have been exacerbated as a result of ongoing supply chain issues. Our manufacturers’ and suppliers’ ability to supply products to us is also subject to a number of risks, including the unavailability of raw materials or components, their financial instability, damage to their facilities, work stoppages and any future public health crisis. Any shortage of raw materials or components or an inability to control costs associated with manufacturing could increase our costs or impair our ability to ship orders in a timely and cost-efficient manner. As a result, we could experience cancellations of orders, refusal to accept deliveries or a reduction in our prices and margins, any of which could harm our financial performance and results of operations.

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

In addition, the ongoing effectiveness of our supply chain is dependent on the timely performance of services by third parties shipping products and materials to and from our warehouse facilities and other locations. The factors that can adversely affect aspects of our supply chain include, but are not limited to, interruptions and disruptions to the delivery capabilities of our third-party shipping partners, fluctuating transportation costs, delays in the delivery of shipments, increased inventory loss due to organized crime, theft or damage, and adverse weather conditions. If we encounter problems with these shipments, our ability to meet retailer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected, and we may be required to incur materially higher costs for shipping, including air freight. We have experienced and may in the future experience disruptions in our supply chain as a result of the failure of third parties to meet our standards or commitments. If we fail to manage risks affecting our supply chain capabilities, we could experience a material adverse impact on our business, results of operations, financial condition and liquidity.

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

There are numerous steps required to develop a product from conception to commercial introduction and to ensure timely shipment to retail customers, including designing, sourcing and testing the electronic components, receiving approval from hardware and other third-party licensors, factory availability and manufacturing and designing the graphics and packaging. Any difficulties or delays in the product development process will likely result in delays in the contemplated product introduction schedule. It is common in new product introductions or product updates to encounter technical and other difficulties affecting manufacturing efficiency and, at times, the ability to manufacture the product at all. Although these difficulties can be corrected or improved over time with continued manufacturing experience and engineering efforts, if one or more aspects necessary for the introduction of products are not completed as scheduled, or if technical difficulties take longer than anticipated to overcome, the product introductions will be delayed, or in some cases may be terminated. No assurances can be given that our products will be introduced in a timely fashion, and if new products are delayed, our sales and revenue growth may be limited or impaired.

A significant portion of our revenue is derived from a few large customers, and the loss of any such customer, or a significant reduction in purchases by such customer, could have a material adverse effect on our business, financial condition and results of operations.

During 2025, our four largest retail customers accounted for approximately 66% of our gross sales in the aggregate. The loss of, or financial difficulties experienced by, any of these or any of our other significant customers, including as a result of the bankruptcy of a customer, could have a material adverse effect on our business, results of operations, financial condition and liquidity. We do not have long-term agreements with these or other significant customers and our agreements with these customers do not require them to purchase any specific amount of products. Many of our customers generally purchase from us on a purchase order basis. As a result, agreements with respect to pricing, returns, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each customer. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. In addition, the uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based in part on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls or ensure adequate product supply to meet customer demand. In addition, financial difficulties experienced by a significant customer could increase our exposure to uncollectible receivables and the risk that losses from uncollected receivables exceed the reserves we have set aside in anticipation of this risk or limit our ability to continue to do business with such customers.

If our marketing efforts do not effectively raise the recognition and reputation of our brands, we may not be able to successfully implement our gaming accessory growth strategy.

We believe that our ability to extend the recognition and favorable perception of our brand is critical to implement our gaming accessory growth strategy, which includes maintaining our strong position in console gaming headsets and building our brand recognition and product appeal in controllers, simulation accessories and PC gaming headsets, keyboards, and mice as well as in additional new categories over time. These efforts cause us to incur significant marketing costs; however, these expenditures may not result in an increase in net sales that is sufficient to cover such costs.

If we fail to build and maintain our brands, or if we incur significant expenses in an unsuccessful attempt to build and maintain our brands, our business and ability to implement our growth strategy may be harmed.

Turtle Beach relies on its partnerships with influencers and esports teams to expand our market and promote our products, and our marketing and promotion partners may not perform to our expectations.

Relationships with new and established influencers and esports teams have been, and will continue to be, important to our success. We rely on these partners to assist us in generating increased acceptance and use of our product offerings. We have established a number of these relationships, and our growth depends in part on establishing new relationships and maintaining existing ones. Certain partners may not view their relationships with us as significant to their own businesses, and they may reassess their commitment to us or decide to partner with our competitors in the future. We cannot guarantee that any partner will perform their obligations as agreed or that we will be able to specifically enforce any agreement with them. If any partner does not perform consistent with our agreements, we may be subject to negative or adverse publicity and other reputational risks, including the risk of unfavorable perception on social media or other platforms. Additionally, our failure to maintain and expand these relationships may adversely impact our future revenue.

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
•
If demand for specific products increases beyond what we forecast, our suppliers and third-party manufacturers may not be able to increase production or obtain required components quickly enough to meet the demand. Our failure to meet market demand may lead to missed opportunities to increase our base of customers, damage our relationships with retailers or harm our business; and
•
The on-going transition to new console platforms increases the likelihood that we could fail to accurately forecast demand for headsets, controllers, simulation hardware, and other gaming accessories for these platforms.

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
•
trade restrictions, higher tariffs, currency fluctuations or the imposition of additional regulations relating to the import or export of our products, especially in China, where many of our Turtle Beach products are manufactured, which could force us to seek alternate manufacturing sources or increase our costs;
•
volatility in the global economy, including a potential recession, and increased trade tensions with U.S. trading partners;
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

A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. If we experience a material weakness or otherwise fail to maintain an effective system of internal control in the future, we may not be able to accurately or timely report our financial condition or results of operations. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition, and results of operations.

In connection with preparing the financial statements as of and for the year ended December 31, 2024, we identified material weaknesses in our internal controls related to revenue recognition including deficiencies in the design and implementation of certain controls over our supply chain, particularly with respect to controls to timely detect and prevent the misappropriation of inventory that was in-transit to customers and management oversight of our third-party ordering process service provider. These design deficiencies resulted in the failure to timely detect and prevent the misappropriation of $3.4 million of inventory that was in-transit to customers for the twelve months ended December 31, 2024. These material weaknesses in our internal controls did not result in any material misstatements in these financial statements or omissions in our previously reported financial statements. These material weaknesses were remediated as of December 31, 2025.

As of December 31, 2025, we did identify a material weakness in the operation of certain Information Technology (“IT”) general controls (“ITGCs”) as more fully described in Item 9A, “Control Procedures” of this Form 10-K. The material weakness did not result in any identified misstatements to the consolidated financial statements and there were no changes to previously issued financial statements. We are in process of remediating this material weakness.

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

The Company has entered into a Rights Agreement, and if the holders exercise their share purchase rights under such agreement, it could materially adversely affect the price of our common stock and cause dilution to our existing stockholders.

On June 8, 2025, the Board of Directors of the Company approved and adopted a Rights Agreement, dated June 9, 2025 (the “Rights Agreement”), entered into with Direct Transfer, LLC, as Rights Agent. Pursuant to the Rights Agreement, the Board declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of common stock of the Company. The Rights were distributable to stockholders of record as of the close of business on June 23, 2025 (the “Record Date”). One Right will also be issued with respect to (i) each share of common stock that the holders of the Company’s prefunded warrants outstanding as of the close of business on the Record Date would be entitled to acquire upon complete exercise thereof and (ii) each share of common stock issued by the Company after the Record Date, but before the Distribution Date (as defined in the Rights Agreement) (or the earlier redemption or expiration of the Rights) and, in certain circumstances, after the Distribution Date.

The Rights Agreement imposes a significant penalty upon any person or group that acquires beneficial ownership of ten percent (10%) or more of our common stock without the approval of the Board of Directors. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board of Directors. The Rights Agreement is not intended to interfere with any merger, tender or exchange offer or other business combination approved by the Board of Directors, nor does the Rights Agreement prevent the Board of Directors from considering whether an offer is in the best interest of its stockholders.

The Rights have certain anti-takeover effects, including potentially discouraging a takeover that stockholders may consider favorable. The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the Board of Directors. The Rights and the Rights Agreement will expire on the earliest to occur of (i) the date on which all of the Rights are redeemed, (ii) the date on which the Rights are exchanged, and (iii) the close of business on June 9, 2026.

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

We rely on various intellectual property rights, including patents, trademarks, trade secrets and trade dress to protect our Turtle Beach, Victrix and other brand names, reputation, product appearance, and technology. Although we have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with selected parties with whom we conduct business to limit access to and disclosure of our proprietary information, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of that intellectual property or deter independent third-party development of similar technologies. Monitoring the unauthorized use of proprietary technology and trademarks is costly, and any dispute or other litigation, regardless of outcome, may be costly and time consuming and may divert the attention of management and key personnel from our business operations. The steps taken by us may not prevent unauthorized use of proprietary technology or trademarks. Many features of our products are not protected by patents; we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could adversely affect our financial results.

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

The performance of certain technologies used in new generation consoles, such as integrated voice and chat audio from the Xbox platforms are improved by a licensed component to ensure compatibility with our products.

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

For example, in order for certain of our headsets to connect to the Xbox platforms’ advanced features and controls, a proprietary computer chip or wireless module is required. As a result, with respect to our products designed for the Xbox platforms, we are currently reliant on Microsoft or their designated supplier to provide us with sufficient quantities of such chips and/or modules. If we are unable to obtain sufficient quantities of these chips and/or modules, sales of such Xbox platform compatible headsets and consequently our revenues would be adversely affected.

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

While the Company believes it currently has the necessary licenses, or can obtain the necessary licenses to produce compatible products, Microsoft, Nintendo, Sony and other third-party gaming platform manufacturers may control or limit our ability to manufacture headsets and controllers compatible with their platforms, and could cause unanticipated delays in the release of our products as well as increases to projected development, manufacturing, licensing, marketing or distribution costs, any of which could negatively impact our business.

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

In addition to cash flow generated from operations, we have financed our operations with a revolving credit facility (the “Credit Facility”) and a term loan (the “Term Loan Facility”), each of which is secured and asset-based, and each provided by Bank of America as Administrative Agent, Swingline Lender and L/C Issuer. If we are unable to comply with the financial and other covenants contained in the Credit Facility and Term Loan Facility (the documents containing such covenants, the “Loan Documents”)and are unable to obtain a waiver under the Loan Documents for such default, Bank of America may declare any outstanding borrowings under the Credit Facility or Term Loan Facility, as applicable, immediately due and payable. Such an event would have an immediate and material adverse effect on our business, results of operations, and financial condition. We could be required to obtain additional financing from other sources, and we cannot predict whether or on what terms, if any, additional financing might be available. If we were required to seek additional financing and were unable to obtain it, we might need to change our business and capital expenditure plans, which may have a materially adverse effect on our business, financial condition and results of operations. In addition, because the obligations under both the Credit Facility and Term Loan Facility are secured by a first-priority lien on substantially all of our assets, any debt under the Credit Facility and Term Loan Facility could limit our ability to obtain other debt financing in the future.

The Loan Documents contain certain financial covenants and other restrictions that we are obligated to maintain. If we violate any of these covenants and are unable to timely cure such violation or obtain a waiver from our lenders, we would be in default under the applicable Loan Documents. These covenants include restrictions that limit our ability, among other things, to incur certain additional indebtedness; pay dividends and repurchase stock; make certain investments and other payments; enter into certain mergers or consolidations; undergo certain changes of control of our Company or Board of Directors; engage in sale and leaseback transactions and transactions with affiliates; and encumber and dispose of assets that secure the Credit Facility and Term Loan Facility. These covenants also require us to maintain certain financial ratios and EBITDA levels during specified periods.

If a default occurs under any of our Loan Documents and is not timely cured or waived, Bank of America could seek remedies against us, including termination or suspension of obligations to make loans and issue letters of credit, and acceleration of amounts then outstanding under the applicable Loan Documents. No assurance can be given that we will be able to maintain compliance with these covenants in the future.

The Credit Facility and the Term Loan Facility, which are asset-based and secured by substantially the same collateral, can only be drawn down in an amount to which eligible collateral exists and can be negatively impacted by extended collection of accounts receivable, unexpectedly high product returns and slow-moving inventory, among other factors. We have granted the lender a first-priority lien against substantially all of our assets, including trade accounts receivable and inventories. Failure to comply with the operating restrictions or financial covenants could result in the lender terminating or suspending its obligation to make loans and issue letters of credit to us.

Additionally, a significant downturn in demand for our products or a reduction in gross margins could have an adverse effect on our result of operations and on our ability to obtain financing generally.

The Loan Documents provide our lender with a lien against substantially all of our working capital assets, including trade accounts receivable, inventories, and intellectual property and contain certain restrictions on our ability to take certain actions.

We have granted Bank of America a lien against substantially all of our working capital assets, including trade accounts receivable, inventories and our intellectual property. Failure to comply with the operating restrictions or financial or other covenants in the Loan Documents could result in a default which could cause Bank of America to accelerate the timing of payments and exercise their lien on substantially all of our working capital and other assets.

General Risk Factors

The market price of our common stock may continue to fluctuate significantly.

We cannot predict the prices at which our common stock may trade. The market price of our common stock has fluctuated and may continue to fluctuate widely, depending on many factors, some of which may be beyond our control, including but not limited to:

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

We currently use limited traditional and generative AI solutions for certain functions as licensed software in a secured environment. We may incorporate additional AI solutions into our IT systems in the future, and these solutions may become important in our operations over time. The ever-increasing use and evolution of technology, including cloud-based computing and AI, creates opportunities for the potential loss or misuse of data that we use to run our business, and unintentional dissemination of confidential information stored in our or our third party providers’ systems, which may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. Our competitors or other third parties may incorporate AI into their IT systems and financial services operations more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our operating results.

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

Compliance with existing and emerging data privacy laws, regulations, industry standards and disclosures could result in increased compliance costs and/or lead to changes in our business practices and policies, and any failure to abide by these laws, regulations and industry standards could adversely affect our reputation, lead to public enforcement actions or private litigation against us, require additional investment in resources or personnel, and reduce the availability of previously useful data, any of which could materially and adversely affect our business, operating results and financial condition.

We have been party to stockholder litigation, and in the future could be party to additional stockholder litigation, which could harm our business, financial condition and operating results.

We have had, and may continue to have, actions brought against us by stockholders based on past transactions, changes in our stock price or other matters. Any such claims, whether or not resolved in our favor, could divert our management and other resources from the operation of our business and otherwise result in unexpected and substantial expenses that would adversely and materially impact our business, financial condition and operating results.

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

We are subject to numerous domestic and foreign laws and regulations, including those related to customs, securities, consumer protection, data privacy, general employment and employee health and safety. New laws or regulations, changes in existing laws or regulations or the manner of their interpretation or enforcement, may create uncertainty, increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This could include, among other things, compliance costs and enforcement under the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act related to disclosure and reporting requirements for companies that use “conflict” minerals originating from the Democratic Republic of Congo or adjoining countries. Additionally, the California Consumer Privacy Act and EU & UK General Data Protection Regulation have significantly affected how we are able to market our products. The SEC has also enacted or proposed significant changes to its regulations in recent years that impact our operations associated with being a public company.

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

Further, our disclosure related to ESG goals and practices may not meet evolving stakeholder expectations and regulatory requirements. Our selection of disclosure frameworks that seek to align with various reporting standards may change from time to time, including in response to new disclosure requirements or regulations. These changes result in a lack of consistent or meaningful comparative data from period to period and/or revisions to our ESG goals or reported progress in achieving such goals.

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

On August 1, 2025, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America. Borrowings bear interest at a rate that varies depending on the type of loan and the Borrower. The interest rate is calculated using a floating rate plus a margin. Depending on the type of loan, the floating rate will either be the prime rate announced by Bank of America, Term SOFR, Daily Simple SOFR, EURIBOR or SONIA. The margin ranges from 2.00% to 2.75% for base rate loans and SONIA based loans and from 3.00% to 3.75% for Term SOFR, Daily Simple SOFR and EURIBOR loans. The Credit Agreement also provides for an unused line fee, letter of credit fees, and agent fees. The Borrowers will be able to voluntarily prepay the principal of any advance, without penalty or premium, at any time in whole or in part, subject to certain breakage costs. As of December 31, 2025, interest rates for the term loan and revolving credit facilities were 7.27% and 7.11%, respectively.

Item 1B – Unresolved Staff Comments

None.

Item 1C – Cybersecurity

The Company recognizes the importance of developing, implementing, and maintaining cybersecurity measures to ensure the security of our information systems and networks and the confidentiality, availability, and integrity of our data.

Risk management and strategy

Turtle Beach takes a risk-based approach to cybersecurity, utilizing industry-standard frameworks and methodologies to assess and manage risks. The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes have been integrated into the Company’s overall risk management processes and include an incident response plan to assess and remediate cybersecurity attacks.

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

From time to time, the Company engages third party experts to assess the Company’s cybersecurity controls and processes. In addition, the Company reviews its cybersecurity risks with a third-party consultant monthly. The Company’s management uses the assessment to assist them in evaluating the cybersecurity controls, and its Company’s policies and procedures to further align them with industry standards.

The Company also has processes to identify and oversee cybersecurity threats associated with its use of third-party service providers. These processes include diligence prior to onboarding new critical information technology tools to assess third-party cybersecurity risk through SOC-2 audits and use of independent vendors who provide cybersecurity ratings. Further, the Company expects is software vendors to adhere to contractual security and data protection provisions and reassesses the cybersecurity risk of critical systems periodically.

In addition, the Company maintains an insurance policy which specifically provides coverage for qualifying information security breaches.

The Company has not experienced a material information security breach in the last five years, nor has it incurred any expenses or penalties or paid any settlements related thereto. While we experience ongoing cybersecurity threats common to our industry, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company or its business strategy, results of operations or financial condition.

Governance

Cybersecurity is an important part of the Board’s risk oversight. Although the full Board retains responsibility for cybersecurity oversight, the Audit Committee of the Board (the “Audit Committee”) has authority to immediately assess and manage a cybersecurity incident if one were to occur. The Company’s senior management briefs the Audit Committee and the Board quarterly on cybersecurity matters and would promptly brief the Audit Committee if a cybersecurity incident occurred.

The Company’s management has day-to-day responsibility for managing cybersecurity risks. The management team includes our Chief Financial Officer, General Counsel, and our Senior Director of IT & Cybersecurity, who has formal data security training and certifications.

In addition to using industry-standard tools to monitor cybersecurity risks, management receives direct reporting of cybersecurity threats from our employees, who are trained annually on cyber security risks and reporting.

See “Part I—Risk Factors—“If we are unable to protect our information systems against service interruption, misappropriation of data, cyber-attacks or other or breaches of security, our operations could be disrupted, our reputation may be damaged, and we may be financially liable for damages” of this Annual Report for additional information regarding the Company’s cybersecurity risks.

Item 2 – Properties

The table below describes our principal facilities as of December 31, 2025. Each of these facilities is leased. We believe our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial conditions.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Expiration Date of Lease
San Diego	California	Corporate Headquarters	16,150	2029
White Plains	New York	Administration	15,800	2031
New Taipei City	Taiwan	Administration	14,800	2026
Basingstoke	United Kingdom	Administration	7,030	2032

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

Intellectual Property Dispute: On October 3, 2025, Robert Lyden, an individual, filed a patent infringement lawsuit against PDP, VTB, and Turtle Beach Corporation ("TBC”) in the United States District Court for the District of Minnesota, asserting infringement of one patent by the Victrix™ Pro BFG™ Wireless Controller and Victrix™ Gambit Wireless Controller. On December 16, 2025, PDP, VTB, and TBC moved to dismiss the complaint for improper venue and that motion is pending.

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2025 for contingent losses associated with these matters unless otherwise disclosed above based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “TBCH.” The number of holders of record of common stock at February 28, 2026 was 938.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, to be “soliciting material” or subject to Rule 14A of the Exchange Act, or to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, in each case whether made before or after the date of this Report, except to the extent we specifically incorporate it by reference into such filing.

The following graph shows a comparison from December 31, 2020 through December 31, 2025 of the cumulative total return assuming a $100 investment in our common stock, the S&P 500 Index and the S&P 500 Consumer Durables Index. In accordance with the rules of the SEC, the returns are indexed to a value of $100 at December 31, 2020 and assume that all dividends, if any, were reinvested. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

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

Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

On May 7, 2025, the Company's Board of Directors authorized a stock repurchase program to acquire up to $75.0 million of Company common stock. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restrictions in the Company’s debt agreements and other factors. The Company intends to fund the share repurchases using cash from operations or short-term borrowings and may suspend or discontinue repurchases at any time. The share repurchase program is scheduled to expire on May 6, 2027.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
October 1-30, 2025	—	$—	—
November 1-30, 2025	56,766	$13.43	56,766
December 1-31, 2025	83,310	$14.26	83,310
Total	140,076	$13.92	140,076	$57,783,740

Item 6 – [Reserved]

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2025.

Overview

We are a premier audio and gaming technology company with expertise and experience in developing, commercializing, and marketing innovative products across a range of large addressable markets under our brand, Turtle Beach. The Turtle Beach® brand is a market share leader in console gaming headsets for over 16 years running with a vast portfolio of headsets designed to be multiplatform compatible with the latest Xbox, PlayStation, and Nintendo consoles, as well as for PCs and mobile and tablet devices. Our PC product portfolio includes PC gaming headsets, keyboards, mice, microphones and other PC gaming peripherals and in 2021 it expanded its brand beyond gaming headsets and launched its gaming controller product line, as well as, flight simulation and racing simulation accessories. In 2024, we acquired PDP, another leading gaming accessory brand with a robust slate of products, including gaming controllers for all major platforms and licensing deals with popular gaming and entertainment properties. We are headquartered in San Diego, California, and incorporated in the state of Nevada in 2010.

Business Trends

Console Headset Market

In 2025, we were the leading gaming headset manufacturer in the U.S. and other major console markets. We have achieved these global market shares by delivering high-quality products that often include first-to-market innovations, robust features, superior sound, unmatched comfort, and top customer support – all key factors that consumers seek when shopping for a gaming headset.

The global market for console and PC gaming headsets is estimated to be approximately $2.9 billion, according to external market data and internal estimates, reflecting continued growth driven by increasing online multiplayer engagement, content creation, and improvements in technology. PlayStation and Xbox consoles remain among the most significant platforms supporting gaming headset usage, as console-focused headsets continue to integrate features such as wireless connectivity and surround sound optimized for these systems. Consistent with a historical pattern of major new console cycles of roughly seven to eight years, Microsoft and Sony launched their latest consoles, Xbox Series X|S and PlayStation 5, ahead of the 2020 holiday season, and these platforms have sustained an active installed base through 2025. In late 2024, Sony introduced the PS5 Pro system. The next Microsoft and Sony consoles are anticipated to launch within the next 2-3 years.

Nintendo's platform also plays a significant role in the growth of the console headset market. The large installed base of Nintendo Switch systems, combined with the successful launch of the Nintendo Switch 2 in June 2025, increases participation in online, chat-enabled gameplay, thereby expanding the overall addressable market for console gaming headsets.

Controllers

The controllers market is estimated at approximately $3.0 billion, according to external market data and internal estimates, and shares the same retail footprint and consumer base as Turtle Beach gaming headsets, creating natural cross-sell opportunities and strong category alignment. We entered the controllers market in 2021 and have since expanded our portfolio across console and PC platforms, with key products including Stealth Ultra and Stealth Pivot premium controllers, which target the higher value controller segment. The 2024 acquisition of PDP, a leading gaming accessories company with a strong foundation in the controller category, significantly strengthened our scale and competitiveness in controllers. PDP's established expertise and product portfolio, spanning high-value and enthusiast-driven segments, expanded our offerings with products such as the Riffmaster Wireless Guitar Controller and Victrix Pro BFG, Pro FS Arcade Fight Stick, and Pro KO Leverless Fight Stick, positioning us across both premium and value tiers and across multiple controller subcategories.

Industry activity across console platforms, continues to support category growth. Ongoing hardware refresh cycles and the large global installed base, continues to drive engagement across core gaming genres such as multiplayer, esports, fighting games, and rhythm‑based gaming. These trends, along with market forecasts projecting sustained controller demand tied to wireless adoption, haptic feedback innovations, and cross‑platform compatibility, indicate that the controllers category remains an attractive growth opportunity.

With an expanded product portfolio and enhanced innovation pipeline following the PDP acquisition, we believe we are well positioned to capture additional share in the global controllers market as consumer interest and platform ecosystems continue to evolve.

PC Accessories Market

The market for PC gaming mice, keyboards, and microphones is estimated to be approximately $3.9 billion, according to external market data and internal estimates. PC gaming continues to be a main gaming platform in the U.S. and internationally, similarly driven by popular AAA game launches, PC-specific esports leagues, teams, and players, content creators, and influencers, and with the introduction of cross-platform play – where PC gamers can play online against other gamers playing the same game on an Xbox, PlayStation, or Nintendo Switch. While most games are available on multiple platforms, gaming on PC offers advantages including improved graphics, increased speed and precision of mouse/keyboard controls, and the ability for deeper customization. Gaming mice and keyboards are engineered to provide gamers with high-end performance and a superior gaming experience through features such as fast key and button response times, improved materials and build quality, comfortable ergonomic designs, programmable keys and buttons, and software suites to customize and control devices and settings.

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

Simulation Accessories Market

The market for simulation accessories is estimated to be approximately $1.4 billion, according to external market data and internal estimates. Flight and racing simulation are more dominant on higher-end PCs able to deliver the most realistic visuals. However, jumps in visual quality made possible in the latest consoles and games have made flight simulation on Xbox and PlayStation more accessible. For example, in 2020 Microsoft redefined the graphics flight simulation gamers can expect while playing with the launch of the latest generation of its flight simulation games and, in subsequent years, Microsoft expanded the game to Xbox Series X|S, Xbox One, and for lower-end gaming PCs, and mobile gaming via Xbox Cloud.

Long-running popular flight simulations like Flight Simulator 2024, X-Plane, and others allow pilots to learn to fly and pilot various aircraft through picture-perfect skies and scenery, with typical flight simulation accessories including yokes and pedals, combat flightsticks, and Hands-On Throttle And Stick ("H.O.T.A.S.") controllers. The flight simulation market is niche, but with a dedicated, older fanbase willing to spend more on accessories to create the ultimate flight simulation setups, with a variety of expert pilots and creators showcasing their latest content on YouTube and other mediums. We launched the original VelocityOne Flight universal control system in 2021, followed by the VelocityOne Rudder and VelocityOne Stand in 2022, the VelocityOne Flightstick in 2023, and the VelocityOne Flightdeck H.O.T.A.S controller in 2024.

Racing simulation follows a similar trajectory as flight simulation. The audience of racing simulation gamers is also dedicated, slightly older and willing to spend more on creating high-end racing simulation setups predominantly on PC, but also on consoles. There is also a variety of long-running, successful racing game franchises including Forza, Assetto Corsa, and more that allow drivers to get behind the wheel and experience the rush of racing. Typical racing simulation accessories include wheel and pedal setups, swappable steering wheels, shifters, handbrakes and more, ranging in price from lower cost entry-level gear available for a couple of hundred dollars (~$200), to ultra-premium, high-end custom-built simulation racing setups that cost thousands of dollars. Racing simulation fans also regularly create their own content to share with the racing simulation community. We introduced our first VelocityOne Race racing simulation wheel and pedals setup in 2024, as well as the follow-up add-on VelocityOne Multi-Shift shifter/handbrake in early 2025. In the latter portion of 2025, we released the VelocityOne™ KD3 wheel and pedals system, the F-RX formula wheel for hardcore simulation racers on Xbox and PC and the Racer wireless racing wheel.

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

This section presents our operating results for the year ended December 31, 2025 and 2024. For a discussion of the year ended December 31, 2024 and 2023, please refer to Part II Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Annual Report on Form 10-K, which was filed with the SEC on March 17, 2025.

Results of Operations

Management Overview

In 2025, we continued integrating and building upon our acquisition of PDP, a leading gaming accessory brand recognized for its diverse product lineup. The acquisition expanded our presence in the multi-platform controllers category and added a strong set of licensing partnerships, further strengthening our competitive position. The increased scale and diversification resulting from the PDP acquisition have enhanced our market position and broadened our portfolio. These strategic gains provide a stronger foundation for long-term performance as we continue to deliver industry-leading gaming accessories and an expanded suite of offerings.

Revenue for 2025 reflects the contribution from the PDP acquisition and performance in our headset and controller categories, offset by decline in demand for gaming accessories. Our portfolio continued to perform well, highlighted by ongoing demand for products such as the Stealth 700 Gen 3 wireless headset, a premium, multi-platform device featuring our proprietary cross-play technology, which proved to be a top choice among gamers. This performance underscores our commitment to delivering cutting-edge accessories and our leadership in key gaming accessory markets.

Disciplined execution of our strategic priorities, together with targeted cost-management initiatives, contributed to a more resilient operating environment during the year. Although operating expenses increased modestly, these actions helped increase gross profit and maintain operating leverage amid softer revenue. We believe our brands are well-positioned to sustain market leadership due to our expanded product portfolio, strengthened retail partnerships, and strong portfolio of innovative console gaming headsets and controllers.

The following table sets forth the Company’s consolidated statements of operations for the periods presented (in thousands):

	Year Ended
	December 31,
	2025	2024

Net revenue	$319,914	$372,766
Cost of revenue	200,631	243,784
Gross profit	119,283	128,982
Operating expenses:
Selling and marketing	52,485	52,429
Research and development	16,886	17,304
General and administrative	30,374	28,388
Insurance recovery	(9,404)	—
Acquisition-related costs	1,424	10,832
Total operating expenses	91,765	108,953
Operating income	27,518	20,029
Interest expense, net	9,771	8,068
Other expense, net	945	1,289
Income before income tax	16,802	10,672
Income tax expense (benefit)	1,071	(5,511)
Net income	$15,731	$16,183

The following table sets forth the Company’s consolidated statements of operations data as a percentage of revenue for the periods presented:

	Year Ended
	December 31,
	2025	2024

Net revenue	100.0%	100.0%
Cost of revenue	62.7	65.4
Gross profit	37.3	34.6
Operating expenses:
Selling and marketing	16.4	14.1
Research and development	5.3	4.6
General and administrative	9.5	7.6
Insurance recovery	(2.9)	—
Acquisition-related costs	0.4	2.9
Total operating expenses	28.7	29.2
Operating income	8.6	5.4
Interest expense, net	3.1	2.2
Other expense, net	0.3	0.3
Income before income tax	5.3	2.9
Income tax expense (benefit)	0.3	(1.5)
Net income	4.9%	4.3%

Net Revenue and Gross Profit

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

Net revenue for the year ended December 31, 2025 was $319.9 million, a $52.9 million, or 14.2%, decrease from $372.8 million in the prior year. The decrease was due to a decline in demand for gaming accessories in the current year.

For the year ended December 31, 2025, gross margin increased to 37.3% from 34.6%, in the comparable prior year period primarily due to the unfavorable impact of fair value step-up adjustment in the prior year period relating to the PDP acquisition, partially offset by higher tariffs in 2025.

Operating Expenses

	Year Ended
	December 31,
	2025	2024
(in thousands)
Selling and marketing	$52,485	$52,429
Research and development	16,886	17,304
General and administrative	30,374	28,388
Subtotal operating expenses	99,745	98,121
Acquisition-related costs	1,424	10,832
Insurance recovery	(9,404)	—
Total operating expenses	$91,765	$108,953

Selling and Marketing

Selling and marketing expense remained flat for the year ended December 31, 2025 compared to the same period in the prior year.

Research and Development

Research and development expense decreased by $0.4 million or 2.4% for the year ended December 31, 2025 compared to the same period in the prior year. The decrease was primarily due to lower stock compensation expense and employee-related costs.

General and Administrative

General and administrative expenses increased by $2.0 million or 7.0% for the year ended December 31, 2025 compared to the same period in the prior year. The increase was primarily due to higher stock compensation expense, higher public company costs for professional services, consulting fees, and information technology investments.

Acquisition-related Costs

Acquisition-related costs include costs incurred in connection with the PDP acquisition, including professional fees such as legal and accounting along with other certain integration related costs.

Insurance Recovery

Insurance recovery for the year ended December 31, 2025 was $9.4 million, and relates to the receipt of insurance claims from the loss of inventory in transit that primarily occurred in the fourth quarter of 2024.

Interest Expense

Interest expense increased by $1.7 million or 21.1% for the year ended December 31, 2025 compared to the same period in the prior year. The increase was primarily due to the $1.9 million loss on debt extinguishment related to the Revolving Credit Facility and Blue Torch Term Loan. The increase was offset by more favorable effective interest rates in 2025 from the refinancing of our Credit Agreement.

Income Taxes

Income tax benefit for the year ended December 31, 2025 was $1.1 million at an effective tax rate of 6.4% compared to income tax expense of $5.5 million for the year ended December 31, 2024 at an effective tax rate of (51.6%). The effective tax rate was primarily impacted by the reversal of a portion of the Company’s deferred tax asset valuation allowance associated with the deferred tax liabilities established on PDP’s intangible assets.

Key Performance Indicators and Non-GAAP Measures

Management routinely reviews key performance indicators, including revenue, operating income and margins, and earnings per share, among others. In addition, we believe certain other measures provide useful information to management and investors about us and our financial condition and results of operations for the following reasons: (i) they are measures used by our Board of Directors and management team to evaluate our operating performance; (ii) they are measures used by our management team to make day-to-day operating decisions; (iii) the adjustments made are often viewed as either non-recurring or not reflective of ongoing financial performance and/or have no cash impact on operations; and (iv) the measures are used by securities analysts, investors and other interested parties as a common operating performance measure to compare results across companies in our industry by adjusting for potential differences caused by variations in capital structures (affecting relative interest expense), and the age and book value of facilities and equipment (affecting relative depreciation and amortization expense). These other metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and given the limitations of these metrics as analytical tools, should not be considered a substitute for gross profit, gross margins, net income (loss) or other consolidated income statement data as determined in accordance with U.S. GAAP.

We believe that the presentation of Adjusted EBITDA, defined as net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation (non-cash) and certain non-recurring special items that we believe are not representative of core operations, is appropriate to provide additional information to investors about our operating profitability adjusted for certain non-cash items, non-routine items that we do not expect to continue at the same level in the future, as well as other items that are not core to our operations. Further, we believe Adjusted EBITDA provides a meaningful measure of operating profitability because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures. However, Adjusted EBITDA is not a measure of financial performance under U.S. GAAP and, given the limitations of these metrics as analytical tools, should not be considered a substitute for gross profit, gross margins, net income (loss) or other consolidated income statement data as determined in accordance with U.S. GAAP.

Adjusted EBITDA

Adjusted EBITDA (and a reconciliation to Net income (loss), the nearest U.S. GAAP financial measure) for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended
	December 31,
	2025	2024	2023

Net income (loss)	$15,731	$16,183	$(17,679)
Interest expense, net	9,771	8,068	504
Depreciation and amortization	12,430	11,391	4,839
Stock-based compensation	6,180	6,172	11,983
Income tax (benefit) expense (1)	1,071	(5,511)	338
Restructuring expense (2)	1,620	1,967	1,061
CEO transition-related costs (3)	—	—	2,874
Acquisition-related costs and lease impairment (4)	1,424	10,832	653
Loss on inventory in transit and other costs (5)	1,111	3,398	—
Fair value step-up adjustment to acquired inventory (6)	—	2,084	—
Litigation proceedings and other (7)	164	1,833	1,921
Insurance recovery (8)	(9,404)	—	—
Adjusted EBITDA	$40,098	$56,417	$6,494

(1)
An income tax benefit of $7.0 million was recorded in the three months ended March 31, 2024 as a result of the reversal of a portion of the Company’s deferred tax asset valuation allowance.
(2)
Costs in connection with reorganization of operations which primarily include severance, related benefits and post-acquisition costs related to PDP acquisition.

(3)
One-time costs associated with the separation of the Company's former Chief Executive Officer. Such costs included severance, bonus, medical benefits and the tax impact of accelerated vesting of stock-based compensation
(4)
Costs incurred in connection with the PDP acquisition, including professional fees such as legal and accounting along with other integration-related costs and warehouse lease impairment.
(5)
Loss of inventory while in transit.
(6)
Costs related to the step-up of acquired finished goods inventory to fair market value as required under purchase accounting. This step-up in value over original cost is recorded as a charge to “cost of revenue” as such inventory is sold.
(7)
Legal and other professional fees associated with certain litigation proceedings and settlements.
(8)
Insurance proceeds from claims related to a loss of inventory while in transit that occurred primarily in the fourth quarter of 2024.

Liquidity and Capital Resources

Our primary sources of working capital are cash flow from operations and availability of capital under our revolving credit facility. We have funded operations and acquisitions in recent periods with operating cash flows and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash (in thousands):

	Year Ended
	December 31,
	2025	2024	2023

Cash and cash equivalents at beginning of period	$12,995	$18,726	$11,396
Net cash provided by operating activities	35,458	5,761	27,044
Net cash provided by (used for) investing activities	1,096	(82,208)	(2,159)
Net cash (used for) provided by financing activities	(32,583)	71,051	(17,846)
Effect of exchange rate changes on cash and cash equivalents	(3)	(335)	291
Cash and cash equivalents at end of period	$16,963	$12,995	$18,726

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2025 was $35.5 million, an increase of $29.7 million as compared to $5.8 million for the year ended December 31, 2024. The increase is primarily due to higher gross receipts, insurance proceeds from claims related to a loss of inventory, lower acquisition-related costs and reduced spending levels. These cash inflows were partially offset by a decrease in accounts payable and other liabilities.

Net cash provided by operating activities for the year ended December 31, 2024 was $5.8 million, a decrease of $21.3 million as compared to $27.0 million for the year ended December 31, 2023. The decrease is primarily the result of certain acquisition related business costs, including integration costs and related severance, and higher inventory procurements reflective of the larger business and additional product offerings.

Investing Activities

Net cash provided by investing activities was $1.1 million for the year ended December 31, 2025, which was primarily related to purchase price working capital adjustments of $2.5 million compared to $82.2 million used for investing activities primarily for the PDP acquisition in 2024.

Net cash used for investing activities was $82.2 million for the year ended December 31, 2024, which was primarily related to the PDP acquisition, compared to $2.2 million in 2023.

Financing Activities

Net cash used for financing activities was $32.6 million during the year ended December 31, 2025 compared to net cash provided by financing activities of $71.1 million during the year ended December 31, 2024. Financing activities during the year ended December 31, 2025 consisted primarily of $20.0 million revolving credit facility net repayments, $19.0 million of share repurchases, $2.3 million of debt financing costs and $6.8 million of term loan net proceeds.

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

Foreign cash balances at December 31, 2025 and December 31, 2024 were $8.7 million and $4.5 million, respectively.

Revolving Credit Facility

In 2024, we maintained a Revolving Credit Facility with Bank of America that provided up to $50.0 million in borrowing capacity, including a $10.0 million sub-facility for TB Europe, and was secured by substantially all of our assets. On March 13, 2024, we executed a Fourth Amendment to the facility, extending the maturity to March 13, 2027, incorporating PDP acquisition assets into the U.S. borrowing base, and updating the interest rate and fee terms. The facility included customary covenants, included a minimum fixed-charge coverage ratio when availability thresholds were not met, and restrictions on additional indebtedness, dividends share repurchases, certain investments, mergers, and asset sales.

On August 1, 2025, we entered into a Credit Agreement (the “Credit Agreement”), discussed below, and made a payment of $16.0 million from the Bank of America term loan facility, including $15.9 million and $0.1 million of principal and accrued interest, respectively. We treated the Credit Agreement as a partial extinguishment to the Revolving Credit Facility and recognized a loss on extinguishment of debt of $0.3 million to write-off the unamortized deferred financing costs in interest expense in its condensed consolidated statements of operations.

Term Loan

In March 2024, we entered into a $50.0 million Term Loan Facility with Blue Torch Finance, LLC to support the PDP acquisition, repay certain indebtedness of the acquired business, cover transaction‑related fees, and provide general corporate liquidity. The facility was amortized over its term, was secured by substantially all our assets, and carried a prepayment premium that expired in March 2025.

The Term Loan Facility was scheduled to mature on March 13, 2027 and included interest rates tied to base rate or Secured Overnight Financing Rate ("SOFR") benchmarks with leverage‑based pricing tiers, as well as customary affirmative, negative, and financial covenants, including minimum liquidity and quarterly total net leverage requirements. As discussed below, the facility was refinanced in 2025 in connection with our new Credit Agreement.

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

Credit Agreement

On August 1, 2025, we and certain of our subsidiaries (the "Borrowers") entered into the Credit Agreement (the “Credit Agreement”) with Bank of America, as the administrative agent, the swingline lender and the line of credit issuer. The Credit Agreement, matures on August 1, 2028 and includes a $60.0 million term loan facility and a $90.0 million revolving credit facility with designated sub-facility limits of (i) $15.0 million for the U.K. Borrower, (ii) $10 million for a swingline facility and (iii) $5.0 million for letters of credit. Actual credit availability under the revolving facility is subject to a borrowing base limitation that is calculated based on a percentage of eligible trade accounts receivable and inventories, the balances of which fluctuate, and is subject to discretionary reserves and revaluation adjustments. The Borrowers may utilize the facilities for borrowings as well as for the issuance of letters of credit, repaying existing indebtedness outstanding as of the effective date of the Credit Agreement and ongoing working capital and general corporate purposes as defined by the Credit Agreement. The facilities under the Credit Agreement replaced our previous debt arrangements.

Borrowings will bear interest at a rate that varies depending on the type of loan and the Borrower. The interest rate will be calculated using a floating rate plus a margin. Depending on the type of loan, the floating rate will either be the prime rate announced by Bank of America, Term SOFR, Daily Simple SOFR, EURIBOR or SONIA. The margin will range from 2.00% to 2.75% for base rate loans and SONIA based loans and from 3.00% to 3.75% for Term SOFR, Daily Simple SOFR and EURIBOR loans. The Credit Agreement also provides for an unused line fee, letter of credit fees, and agent fees. The Borrowers will be able to voluntarily prepay the principal of any advance, without penalty or premium, at any time in whole or in part, subject to certain breakage costs. As of December 31, 2025, interest rates for the term loan and revolving credit facilities were 7.27% and 7.11%, respectively.

The Credit Agreement requires us and our subsidiaries to (i) maintain a fixed charge coverage ratio, defined as the ratio, determined on a consolidated basis for us and our subsidiaries for the applicable measurement period, of (a) EBITDA minus unfinanced capital expenditures and cash taxes paid for such period to (b) consolidated interest charges for such period plus principal payments or redemptions of outstanding debt plus certain restricted payments and (ii) maintain a consolidated leverage ratio, defined as the ratio, determined on a consolidated basis for us and our subsidiaries for the applicable measurement period, of (a) certain funded indebtedness minus unrestricted cash up to a maximum of $12.0 million to (b) EBITDA.

The Credit Agreement also contains affirmative and negative covenants that, subject to certain exceptions, limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and transactions with affiliates, and encumber and dispose of assets. The Credit Agreement contains customary events of default, including defaults triggered by the failure to make payments when due, breaches of covenants and representations, material impairment in the perfection of the lenders’ security interest in the collateral, and events related to bankruptcy and insolvency of us and our subsidiaries. If an event of default occurs and is continuing, the lenders may terminate and/or suspend their obligations to make loans and issue letters of credit and/or accelerate amounts due under the Credit Agreement and exercise other rights and remedies. To secure their obligations under the Credit Agreement, the Company and each of the other loan parties granted an all-assets lien with a first priority security interest in substantially all of their assets to the administrative agent.

As of December 31, 2025, we were in compliance with all the financial covenants under the Credit Agreement and excess borrowing availability was approximately $41.1 million.

As part of the Credit Agreement, we recorded deferred debt financing costs of $2.3 million.

On December 29, 2025, we entered into a First Amendment to our Credit Agreement (the "First Amendment"). The First Amendment revised clause (b)(iii) of the definition of “Consolidated Fixed Charge Coverage Ratio” to permit the Company to exclude from the denominator of such ratio up to $10.0 million of restricted payments for the trailing twelve‑month period ended March 31, 2026, and an additional $10.0 million of restricted payments for the trailing twelve‑month period ended June 30, 2026. Aside from this modification, all other material terms, covenants, and conditions of the Credit Agreement remained unchanged.

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

Different assumptions and judgments would change the estimates used in the preparation of the consolidated financial statements, which, in turn, could change the results from those reported. Management evaluates its estimates, assumptions, and judgments on an ongoing basis.

Based on the above, we have determined that our most critical accounting policies are those related to revenue recognition and variable consideration, inventory valuation, use of estimates, income taxes and business combination.

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

Certain customers may receive cash-based incentives (including cash discounts, quantity rebates, and price concessions), which are accounted for as variable consideration. Cash-based incentive allowances are based on historical and expected performance of the customers, types and levels of promotions including any contractual commitments, claims received and forecasted economic trends in comparison to historical trends. The Company also has provisions for sales returns that are recognized in the period of the sale and are recorded based upon the Company's prior experience and current trends and forecasted economic trends in comparison to historical trends. As of December 31, 2025 and 2024, the Company had an allowance for cash-based incentives of $29.6 million and $32.6 million, respectively, and an allowance for sales returns of $8.4 million and $7.7 million, respectively. These amounts are recorded as a reduction of accounts receivable on the consolidated balance sheets.

Inventory Valuation

Inventories consist primarily of finished goods and related component parts and are stated at the lower of cost or net realizable value using the first in, first out (“FIFO”) method. The Company maintains an inventory allowance for returned goods, slow-moving and unused inventories based on the historical trend and estimates. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. Inventory write-downs are included as a component of “cost of revenue” on the consolidated statements of operations.

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

Business Combinations

During the year ended December 31, 2024, the Company completed the acquisition of PDP for total consideration of $114.4 million. The transaction was accounted for under the acquisition method of accounting whereby the total purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities.

Accounting for the acquisition of PDP required estimation in determining the fair value of identified intangible assets for tradenames, customer relationships and developed technology. The Company used estimation as it relates to inputs to the valuation techniques used to measure the fair value of these intangible assets as well as the sensitivity of the respective fair values to the underlying assumptions. The significant assumptions used to estimate the fair value of the acquired intangible assets included revenue assumptions, earnings assumptions, royalty rates and discount rates. These assumptions are forward-looking and could be affected by future economic and market conditions.

There have been no material changes to the critical accounting policies and estimates. See Note 2, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements included herein for a complete discussion of recent accounting pronouncements. We are currently evaluating the impact of certain recently issued guidance on our financial condition and results of operations in future periods.

Item 7A - Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. The Company’s market risk exposure is primarily a result of fluctuations in interest rates, foreign currency exchange rates and inflation.

The Company has used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The Company does not use derivative financial instruments for speculative or trading purposes. As of December 31, 2025, we do not have any derivative financial instruments.

Interest Rate Risk

As of December 31, 2025, we had cash of $17.0 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

We are exposed to interest rate risk primarily through borrowings under our amended Credit Agreement, which bears interest at variable rates. The applicable interest rate varies based on the type of loan and the borrower and is calculated using a floating benchmark rate plus an applicable margin. Depending on the loan type and currency, the floating benchmark may be the prime rate announced by Bank of America, Term SOFR, Daily Simple SOFR, EURIBOR, or SONIA. Because these benchmark rates fluctuate with market conditions, our interest expense will increase or decrease as the underlying reference rates change. As of December 31, 2025, under the amended Credit Agreement, we had $85.1 million of outstanding balance at face value. A 100 basis-point change in applicable benchmark interest rates would increase or decrease our annual interest expense by approximately $0.9 million based on $85.1 million of variable-rate borrowings outstanding.

Foreign Currency Exchange Risk

The Company has exchange rate exposure, primarily, with respect to the British Pound and Euro. As of December 31, 2025 and 2024, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

Inflation Risk

The Company is exposed to market risk due to inflationary pressures affecting our costs and demand for the products we sell. In recent years, our business has been affected by global supply chain constraints and unfavorable changes in economic or political conditions in the countries and markets where we operate, including the recently implemented tariff policies. Such inflationary pressures have been and could continue to be exacerbated by continued high tariffs, higher oil prices, geopolitical turmoil, and economic policy actions and could lead to a recessionary environment.

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

Item 8 - Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Turtle Beach Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Turtle Beach Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 12, 2026 expressed an adverse opinion thereon.

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

Measurement of variable consideration: Cash-Based Incentive Programs
Description of the Matter

As described in Note 2 of the consolidated financial statements, the Company provides cash-based incentive programs, including cash discounts, quantity rebates and price concessions, which results in variable consideration. As of December 31, 2025, the Company has recognized an allowance for cash-based incentives of $29.6 million in “accounts receivable, net” on the consolidated balance sheet.

Auditing the Company’s measurement of variable consideration related to cash-based incentives is complex because the calculation is determined based on significant management assumptions with respect to the expected performance of the customers, types and levels of promotions, forecasted claims from the customers and forecasted economic trends in comparison to historical trends, when applicable. Changes in these assumptions can have a significant impact on the amount of revenue recognized.

How We Addressed the Matter in Our Audit

To test the allowance for cash-based incentives, we obtained an understanding of the Company’s process of estimating variable consideration related to its cash-based incentive programs and tested the completeness and accuracy of the underlying data supporting the significant assumptions mentioned above. In addition, among other audit procedures, we performed a retrospective review of the allowance, evaluated the assumptions by comparing them to historical trends and third-party information, and performed transactional testing of customer claim activity.

Measurement of variable consideration: Sales Return Reserve
Description of the Matter

As described in Note 2 of the consolidated financial statements, the Company provides certain customers product return rights, which results in variable consideration. As of December 31, 2025, the Company has recognized an allowance for sales returns of $8.4 million in “accounts receivable, net” on the consolidated balance sheet.

Auditing the measurement of variable consideration related to sales returns is complex because the calculation is determined based on significant management assumptions with respect to customer return activity trends based on the historical trends and forecasted economic trends in comparison to historical trends, when applicable. Changes in these assumptions can have a significant impact on the amount of the revenue recognized.

How We Addressed the Matter in Our Audit

To test the allowance for sales return reserve, we obtained an understanding of the Company’s process of estimating variable consideration related to sales returns and tested the completeness and accuracy of the underlying data supporting the significant assumptions mentioned above. In addition, among other audit procedures, we performed a retrospective review of the allowance, evaluated the assumptions by comparing them to historical trends, and performed transactional testing of sales returns. Additionally, we tested whether the introduction of new products or new customer contracts could have a material impact on the allowance at period end.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2023.
New York, New York
March 12, 2026

Turtle Beach Corporation

Consolidated Statements of Operations

(in thousands, except per-share data)

	Year ended December 31,
	2025	2024	2023

Net revenue	$319,914	$372,766	$258,122
Cost of revenue	200,631	243,784	182,618
Gross profit	119,283	128,982	75,504
Operating expenses:
Selling and marketing	52,485	52,429	43,489
Research and development	16,886	17,304	17,137
General and administrative	30,374	28,388	31,321
Insurance recovery	(9,404)	—	—
Acquisition-related costs	1,424	10,832	—
Total operating expenses	91,765	108,953	91,947
Operating income (loss)	27,518	20,029	(16,443)
Interest expense, net	9,771	8,068	504
Other expense, net	945	1,289	394
Income (loss) before income tax	16,802	10,672	(17,341)
Income tax expense (benefit)	1,071	(5,511)	338
Net income (loss)	$15,731	$16,183	$(17,679)

Net income (loss) per share:
Basic	$0.78	$0.81	$(1.03)
Diluted	$0.77	$0.78	$(1.03)
Weighted average number of shares:
Basic	20,263	20,022	17,135
Diluted	20,456	20,832	17,135

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year ended December 31,
	2025	2024	2023

Net income (loss)	$15,731	$16,183	$(17,679)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,958	(456)	545
Other comprehensive income (loss)	2,958	(456)	545
Comprehensive income (loss)	$18,689	$15,727	$(17,134)

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$16,963	$12,995
Accounts receivable, net	76,797	93,118
Inventories	69,222	71,251
Prepaid expenses and other current assets	10,831	11,007
Total Current Assets	$173,813	$188,371
Property and equipment, net	2,995	5,844
Goodwill	50,428	52,942
Intangible assets, net	34,344	42,398
Other assets	7,474	9,306
Total Assets	$269,054	$298,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$29,383	$49,412
Accounts payable	24,934	34,839
Term Loan, current	8,571	1,250
Other current liabilities	24,789	38,171
Total Current Liabilities	$87,677	$123,672
Term Loan, non-current	46,339	45,620
Income tax payable	820	1,362
Other liabilities	5,720	7,603
Total Liabilities	$140,556	$178,257
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 19,185,869 and 19,961,696 shares issued and outstanding as of December 31, 2025 and 2024, respectively	19	20
Additional paid-in capital	229,189	239,983
Accumulated deficit	(102,363)	(118,094)
Accumulated other comprehensive income (loss)	1,653	(1,305)
Total Stockholders’ Equity	$128,498	$120,604
Total Liabilities and Stockholders’ Equity	$269,054	$298,861

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$15,731	$16,183	$(17,679)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,373	4,407	3,830
Fair value step-up adjustment to acquired inventory	—	2,085	—
Amortization of intangible assets	8,057	6,984	1,009
Amortization of debt financing costs	971	902	141
Loss on extinguishment of debt	1,921	—	—
Stock-based compensation	6,180	6,172	11,983
Deferred income taxes	(115)	(6,859)	(44)
Change in sales returns reserve	(824)	784	632
Provision for doubtful accounts	—	—	(3)
Provision for obsolete inventory	3,012	5,661	810
Loss on impairment of assets	—	753	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	17,090	(15,624)	(5,757)
Inventories	(983)	(12,257)	27,336
Prepaid expenses and other assets	(529)	(227)	1,437
Accounts payable	(9,955)	(4,023)	1,772
Income taxes payable	(1,643)	(159)	(283)
Other	(7,828)	979	1,860
Net cash provided by operating activities	35,458	5,761	27,044
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,419)	(4,914)	(2,159)
Acquisition of a business, net of cash acquired	2,515	(77,294)	—
Net cash provided by (used for) investing activities	1,096	(82,208)	(2,159)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facility	207,949	346,906	210,210
Repayment of revolving credit facility	(227,978)	(297,494)	(229,263)
Proceeds from term loan	60,000	50,000	—
Repayment of term loan	(53,244)	(1,042)	—
Proceeds from exercise of stock options and warrants	1,989	3,356	2,261
Repurchase of common stock	(18,965)	(27,778)	(974)
Debt financing costs	(2,334)	(2,897)	(80)
Net cash (used for) provided by financing activities	(32,583)	71,051	(17,846)
Effect of exchange rate changes on cash and cash equivalents	(3)	(335)	291
Net increase (decrease) in cash and cash equivalents	3,968	(5,731)	7,330
Cash and cash equivalents at the beginning of period	12,995	18,726	11,396
Cash and cash equivalents at the end of period	$16,963	$12,995	$18,726

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$6,973	$7,136	$500
Cash paid for income taxes, net of refunds	$2,523	$193	$63
Property and equipment purchases included in accounts payable and accrued liabilities	$171	$581	$133

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2022	16,569	$17	$206,916	$(116,598)	$(1,394)	$88,941
Net loss	—	—	—	(17,679)	—	(17,679)
Other comprehensive income, net of tax	—	—	—	—	545	545
Issuance of restricted stock	534	—	—	—	—	—
Common stock buyback	(86)	—	(974)	—	—	(974)
Stock options exercised	515	1	2,260	—	—	2,261
Stock-based compensation	—	—	11,983	—	—	11,983
Balance at December 31, 2023	17,532	$18	$220,185	$(134,277)	$(849)	$85,077
Net income	—	—	—	16,183	—	16,183
Other comprehensive loss, net of tax	—	—	—	—	(456)	(456)
Issuance of restricted stock	387	—	—	—	—	—
Common stock buyback	(1,803)	(2)	(27,776)	—	—	(27,778)
Stock options exercised	396	1	3,355	—	—	3,356
Stock-based compensation	—	—	6,172	—	—	6,172
Issuance of acquisition related stock	3,450	3	38,047	—	—	38,050
Balance at December 31, 2024	19,962	$20	$239,983	$(118,094)	$(1,305)	$120,604
Net income	—	—	—	15,731	—	15,731
Other comprehensive income, net of tax	—	—	—	—	2,958	2,958
Issuance of restricted stock	331	—	—	—	—	—
Common stock buyback	(1,346)	(1)	(18,963)	—	—	(18,964)
Stock options exercised	239	—	1,989	—	—	1,989
Stock-based compensation	—	—	6,180	—	—	6,180
Balance at December 31, 2025	19,186	$19	$229,189	$(102,363)	$1,653	$128,498

See accompanying Notes to the Consolidated Financial Statements

Turtle Beach Corporation

Notes to Consolidated Financial Statements

Note 1. Description of Business

Organization

Turtle Beach Corporation (“Turtle Beach” or the “Company”), develops and markets audio and gaming accessory products under the Turtle Beach® brand for use with video game and entertainment consoles, handheld consoles, personal computers (“PCs”), tablets, and mobile devices. The Company’s product offerings have expanded over time beyond gaming headsets to include gaming controllers, flight and racing simulation accessories, and PC keyboards and mice. In March 2024, the Company acquired Performance Designed Products LLC (“PDP”), a gaming accessory provider with a broad portfolio of products, including multi‑platform controllers and offerings developed under various licensed gaming and entertainment properties. The Company operates within the gaming accessories market and sells its products through a variety of retail, distribution, and ecommerce channels in the U.S. and international markets. The Company is headquartered in San Diego, California, was incorporated in the State of Nevada in 2010.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassifed to conform to the current period presentation. Certain reclassifications have been made in the prior year to conform with the current year presentation.. The reclassifications did not affect previously reported net income, total assets, total liabilities, stockholders' equity or cash flows.

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

Revenue Recognition and Variable Consideration

Net revenue consists primarily of revenue from the sale of gaming accessories to wholesalers, retailers and to a lesser extent, on-line customers. These products function on a standalone basis (in connection with a readily available gaming console, personal computer, or stereo) and are not sold with additional services or rights to future goods or services. Revenue is recorded for a contract through the following steps: (i) identifying the contract with the customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations; and (v) recognizing revenue when or as each performance obligation is satisfied.

Each contract at inception is evaluated to determine whether the contract should be accounted for as having one or more performance obligations. The Company's business activities were determined to be a single performance obligation with revenue recognized when obligations under the terms of a contract with its customer are satisfied; generally, this occurs at a point in time when the risk and title to the product transfers to the customer which can be at the time of shipment or the product reaches the customer at the point of destination. The Company's standard terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. The Company excludes sales taxes collected from customers from “Net Revenue” on the consolidated statements of operations.

Certain customers may receive cash-based incentives (including cash discounts, quantity rebates, and price concessions), which are accounted for as variable consideration. Cash-based incentive allowances are based on historical and expected performance of the customers, types and levels of promotions including any contractual commitments, claims received and forecasted economic trends in comparison to historical trends. The Company also has provisions for sales returns which are another form of variable consideration that are recognized in the period of the sale and are recorded based upon the Company's prior experience and current trends and forecasted economic trends in comparison to historical trends. As of December 31, 2025 and 2024, the Company had allowances for cash-based incentives of $29.6 million and $32.6 million, respectively, and allowances for sales returns of $8.4 million and $7.7 million, respectively. These amounts are recorded as a reduction of "accounts receivable, net" on the consolidated balance sheets.

During the years ended December 31, 2025, 2024 and 2023, the Company revised its estimates for trade promotion expense incurred in the applicable prior year period as a result of actual experience and new information that was not available at the time the accruals were established. These changes in estimate resulted in an increase in net sales of 1.8%, 0.3% and 0.8% during the years ended December 31, 2025, 2024 and 2023, respectively.

Cost of Revenue and Operating Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Revenue	Operating Expenses
Global supply chain personnel payroll, bonus, and benefit costs;	Payroll, bonus, and benefit costs;
Freight costs associated with moving product from suppliers to distribution centers and to customers;	Costs incurred in the research and development of new products and enhancements to existing products;
Costs associated with the movement of merchandise through customs;	Depreciation related to demonstration units;
Costs associated with material handling and warehousing; and	Amortization of intangible assets
Product royalty costs.	Legal, finance, information systems and other corporate overhead costs; and
Sales commissions, advertising, and marketing costs.

Product Warranty Obligations

The Company provides for product warranties in accordance with the contract terms given to various customers by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products.

Marketing Costs

Costs associated with the production of advertising, such as print and other costs, as well as costs associated with communicating advertising that has been produced are expensed when the advertising first appears in public. Advertising costs were approximately $3.2 million, $3.8 million and $3.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company also incurs co-operative advertising costs that represent reimbursements to customers for shared marketing expenses for sale of its products. These reimbursements are recorded as reductions of revenue based on a percentage of sales. Co-operative advertising costs were approximately $7.4 million, $9.4 million and $5.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Deferred Financing Costs

Deferred financing costs represent costs incurred in conjunction with the Company’s debt financing activities and are capitalized and amortized over the life of the related financing arrangements utilizing the effective interest method. If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired as part of the net carrying value of the debt, and any gains or losses are recorded on the consolidated statements of operations within Interest expense, net.

Stock-Based Compensation

Compensation costs related to stock options, restricted stock grants and performance-based or market-based restricted share units are calculated based on the fair value of the stock-based awards on the date of grant, net of estimated forfeitures. The grant date fair value of stock options is determined using the Black-Scholes option-pricing model and the related stock-based compensation is recognized on a straight-line basis over the period in which an employee is required to provide service in exchange for the award, which is generally four years.

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

Cash and Cash Equivalents

The Company classifies cash and short-term highly liquid investments with original maturity dates of three months or less at time of purchase, and without redemption restrictions.

Inventories

Inventories consist primarily of finished goods and related component parts and are stated at the lower of cost or net realizable value using the first in, first out (“FIFO”) method. The Company maintains an inventory allowance for returned goods, slow-moving and unused inventories based on the historical trend and estimates. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. Inventory write-downs are included as a component of “cost of revenue” on the consolidated statements of operations.

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

Long-lived and definite-lived intangible assets are assessed for potential impairment whenever events or changes in circumstances indicate that full recoverability of the asset group through future cash flows is in question. When impairment indicators are present, assessment for possible impairment is based on the Company’s ability to recover the carrying value of the long-lived asset’s asset group from expected future pre-tax cash flows. The expected future pre-tax cash flows are estimated based on historical experience, internal knowledge, and market data. Estimates of future cash flows require the Company to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating the useful lives of assets. If the expected future cash flows of the asset group related to the long-lived assets are less than the asset group’s carrying value, an impairment charge is recognized for the difference between estimated fair value and carrying value. In 2024, the Company recorded a right-of-use asset impairment charge of $0.8 million related to the unused leased warehouse facility. There were no additional impairment indicators on the Company’s long-lived and definite-lived intangible assets in 2025.

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

The Company conducted its annual impairment assessment on November 1, 2025, and compared the fair value of the reporting unit to the carrying value. No goodwill impairment charges have been recorded during the years ended December 31, 2025, 2024 or 2023.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt instruments. Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying value of the Revolving Credit Facility and Term Loan equals fair value as the stated interest rate approximates market rates currently available to the Company.

The Company did not have any non-financial assets or non-financial liabilities recognized at fair value on a recurring basis at December 31, 2025.

Foreign Currency Translation

Balance sheet accounts of the Company’s foreign subsidiaries are translated at the exchange rate in effect at the end of each period. Statement of operations accounts are translated using the weighted average of the prevailing exchange rates during each period. Gains or losses resulting from foreign currency transactions are included on the Company’s consolidated statements of operations within Other non-operating expense, net, whereas translation adjustments are reflected on the consolidated statements of comprehensive income (loss) within Foreign currency translation adjustment.

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

Accounts receivable are unsecured and represent amounts due based on contractual obligations of customers. Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable were as follows:

	Year Ended
	December 31,
	2025	2024

Customer A	33.8%	33.7%
Customer B	17.5%	10.6%
Customer C	17.4%	14.1%
Customer D	12.4%	13.7%

Customers that accounted for more than 10% of revenue during the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended
	December 31,
	2025	2024	2023

Customer A	27.6%	24.4%	24.4%
Customer B	17.6%	16.9%	17.7%
Customer C	13.6%	12.1%	11.0%

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

Foreign cash balances at December 31, 2025 and 2024 were $8.7 million and $4.5 million, respectively.

Segment Information

The company operates in a single reportable segment, referred to as gaming accessories. The entire business is managed by a single management team whose chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

Accounting Pronouncements Issued and Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with early adoption is permitted. The Company adopted this standard and has appropriately made the disclosures required by this authoritative guidance (see Note 8).

Accounting Pronouncements Issued but Not Yet Adopted

The Company considers the applicability and impact of all Accounting Standards Update (“ASUs"). ASUs not referenced below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company's consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies that all entities issuing interim financial statements under U.S. GAAP must follow ASC 270. The update requires interim financial statements to include a full set of financial information (or condensed versions with clarified format), mandates disclosure of material events since year-end, and provides a consolidated list of required interim disclosures. This ASU will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this update can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the adoption of this standard and does not expect that it will have a material impact on its disclosures.

Note 3. Business Combinations

On March 13, 2024, the Company acquired all the issued and outstanding equity of PDP for consideration that included cash and common stock. PDP was a privately held gaming accessories leader that designs and distributes video game accessories, including controllers, headsets, power supplies, cases, and other accessories. As a result of the acquisition, the Company strengthened its leadership position in hardware and gaming accessories and expanded its product portfolio.

Consideration for the transaction consisted of the issuance of 3.45 million shares of Company common stock and approximately $78.9 million in cash, subject to customary post-closing adjustments for working capital, closing cash, closing debt and closing third party expenses. On a fully-diluted basis, issued stock represented approximately 16.4% of the total issued and outstanding shares of the Company as of the closing date. The fair value of the 3.45 million common shares issued as part of the consideration was determined on the basis of the closing market price of the Company’s common shares on the acquisition date, or $11.03 per share. As a result, the total final purchase consideration was $114.4 million, partially funded by borrowing on the term loan facility (see Note 7). For the year ended December 31, 2024, the Company recognized $9.8 million of acquisition related costs.

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

On January 28, 2025, the Company finalized the post-closing adjustments related to the acquisition of PDP, resulting in a $2.5 million payment from the sellers to the Company. The payment was received by the Company in January 2025 and was accounted for as a reduction of purchase consideration during the year ended December 31, 2025.

The goodwill from the acquisition, which is not deductible for tax purposes, consists largely of synergies and economies of scale expected from adding the operations of PDP's and the Company’s existing business and supply channels.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit. As of December 31, 2025 and 2024, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2025 and 2024 (in thousands):

	December 31, 2025		December 31, 2024
	Reported	Fair Value	Reported	Fair Value

Financial Assets and Liabilities:
Cash and cash equivalents	$16,963	$16,963	$12,995	$12,995

Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying values of the Revolving Credit Facility and Term Loan due 2028 approximate fair value as their stated interest rates reflect current market rates.

Note 5. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	December 31, 2025	December 31, 2024

Finished goods	$64,006	$67,145
Raw materials	5,216	4,106
Total inventories	$69,222	$71,251

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

During the year ended December 31, 2025, the Company received insurance proceeds of $9.4 million from the loss of inventory and recorded the amount within operating income.

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31, 2025	December 31, 2024

Machinery and equipment	$1,079	$2,761
Software and software development	2,138	2,858
Furniture and fixtures	1,251	1,679
Tooling	10,150	14,062
Leasehold improvements	1,159	2,323
Demonstration units and convention booths	2,356	17,818
Total property and equipment, gross	18,133	41,501
Less: accumulated depreciation and amortization	(15,138)	(35,657)
Total property and equipment, net	$2,995	$5,844

During the year ended December 31, 2025, the Company completed a review of its fixed assets ledger and wrote-off certain fully depreciated demonstration units and tooling with an aggregate carrying amount of $24.4 million. There were no proceeds recognized upon disposal and no gain or loss recorded on the write-off of these assets.

Depreciation and amortization expense on property and equipment for the years ended December 31, 2025, 2024 and 2023 was $4.4 million, $4.4 million and $3.8 million, respectively.

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31, 2025	December 31, 2024

Accrued royalty	$8,088	$11,326
Accrued tax-related payables	3,919	7,123
Accrued employee expenses	2,487	3,714
Accrued marketing	2,164	3,045
Accrued freight	1,839	1,635
Accrued expenses	6,292	11,328
Total other current liabilities	$24,789	$38,171

Note 6. Goodwill and Other Intangible Assets

Intangible Assets

Identifiable intangible assets, and related accumulated amortization, as of December 31, 2025 and 2024 consist of (in thousands):

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Book Value

Customer relationships	$10,285	$7,034	$3,251
Tradenames	18,293	6,681	11,612
Developed technology	27,706	8,273	19,433
Patent and trademarks	784	736	48
Total Intangible Assets	$57,068	$22,724	$34,344

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value

Customer relationships	$10,880	$6,533	$4,347
Tradenames	18,293	4,451	13,842
Developed technology	27,706	3,656	24,050
Patent and trademarks	784	625	159
Total Intangible Assets	$57,663	$15,265	$42,398

Amortization expense related to definite lived intangible assets was $8.1 million, $7.0 million and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, estimated annual amortization expense related to definite lived intangible assets in future periods is as follows (in thousands):

2026	$7,763
2027	7,590
2028	7,590
2029	7,590
2030	3,346
Thereafter	465
Total	$34,344

All goodwill is attributable to the gaming accessories reporting unit. Changes in the carrying values of goodwill for twelve months ended December 31, 2025 are as follows (in thousands):

Balance as of January 1, 2025	$52,942
Purchase price adjustment	(2,514)
Balance as of December 31, 2025	$50,428

Note 7. Credit Facilities and Long-Term Debt

	December 31, 2025	December 31, 2024
(in thousands)
Revolving credit facility	$29,383	$49,412
Term loan	$55,714	$48,958

Total interest expense, inclusive of amortization of deferred financing costs, on long-term debt obligations was $7.9 million, $8.3 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Amortization of deferred financing costs was $1.0 million, $0.9 million and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Revolving Credit Facility

In 2024, the Company maintained a Revolving Credit Facility with Bank of America that provided up to $50.0 million in borrowing capacity, including a $10.0 million sub-facility for TB Europe, and was secured by substantially all Company assets. On March 13, 2024, the Company entered into a Fourth Amendment, dated as of March 13, 2024 (the “Fourth Amendment”), to the Revolving Credit Facility. The Company executed a Fourth Amendment to the facility, extending the maturity to March 13, 2027, incorporating PDP acquisition assets into the U.S. Borrowing Base and updating interest rate and fee terms. The facility included customary covenants, included a minimum fixed-charge coverage ratio when availability thresholds were not met, and restrictions on additional indebtedness, dividends share repurchases, certain investments, mergers, and asset sales.

On August 1, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”), discussed below, and made a payment of $16.0 million from the Bank of America term loan facility, including $15.9 million and $0.1 million of principal and accrued interest, respectively, to pay off the outstanding Revolving Credit Facility on this date. The Company treated the Credit Agreement as a partial extinguishment to the Revolving Credit Facility and recognized a loss on extinguishment of debt of $0.3 million to write-off the unamortized deferred financing costs in interest expense on the consolidated statements of operations.

Term Loan

In March 2024, the Company entered into a $50.0 million Term Loan Facility with Blue Torch Finance, LLC to support the PDP acquisition, repay certain indebtedness of the acquired business, cover transaction‑related fees, and provide general corporate liquidity. The facility was being amortized over its term, was secured by substantially all Company assets, and carried a prepayment premium that expired in March 2025.

The Term Loan Facility was scheduled to mature on March 13, 2027 and included interest rates tied to base rate or Secured Overnight Financing Rate benchmarks with leverage‑based pricing tiers, as well as customary affirmative, negative, and financial covenants, including minimum liquidity and quarterly total net leverage requirements. As discussed below, the facility was refinanced in 2025 in connection with the Company’s new Credit Agreement.

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

Credit Agreement

On August 1, 2025, the Company and certain of its subsidiaries (the “Borrowers”) entered into the Credit Agreement with Bank of America, as the administrative agent, the swingline lender and the line of credit issuer. The Credit Agreement, matures on August 1, 2028 and includes a $60.0 million term loan facility and a $90.0 million revolving credit facility with designated sub-facility limits of (i) $15.0 million for the U.K. Borrower, (ii) $10.0 million for a swingline facility and (iii) $5.0 million for letters of credit. Actual credit availability under the revolving facility is subject to a borrowing base limitation that is calculated based on a percentage of eligible trade accounts receivable and inventories, the balances of which fluctuate, and is subject to discretionary reserves and revaluation adjustments. The Borrowers may utilize the facilities for borrowings as well as for the issuance of letters of credit, repaying existing indebtedness outstanding as of the effective date of the Credit Agreement and ongoing working capital and general corporate purposes as defined by the Credit Agreement. The facilities under the Credit Agreement replaced the Company’s previous debt arrangements.

Borrowings bear interest at a rate that varies depending on the type of loan and the Borrower. The interest rate is calculated using a floating rate plus a margin. Depending on the type of loan, the floating rate will either be the prime rate announced by Bank of America, Term SOFR, Daily Simple SOFR, EURIBOR or SONIA. The margin ranges from 2.00% to 2.75% for base rate loans and SONIA based loans and from 3.00% to 3.75% for Term SOFR, Daily Simple SOFR and EURIBOR loans. The Credit Agreement also provides for an unused line fee, letter of credit fees, and agent fees. The Borrowers will be able to voluntarily prepay the principal of any advance, without penalty or premium, at any time in whole or in part, subject to certain breakage costs. As of December 31, 2025, interest rates for the term loan and revolving credit facilities were 7.27% and 7.11%, respectively.

The Credit Agreement requires the Company and its subsidiaries to (i) maintain a fixed charge coverage ratio, defined as the ratio, determined on a consolidated basis for the Company and its subsidiaries for the applicable measurement period, of (a) EBITDA minus unfinanced capital expenditures and cash taxes paid for such period to (b) consolidated interest charges for such period plus principal payments or redemptions of outstanding debt plus certain restricted payments and (ii) maintain a consolidated leverage ratio, defined as the ratio, determined on a consolidated basis for the Company and its subsidiaries for the applicable measurement period, of (a) certain funded indebtedness minus unrestricted cash up to a maximum of $12.0 million to (b) EBITDA.

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

As of December 31, 2025, the Company was in compliance with all the financial covenants under the Credit Agreement and excess borrowing availability was approximately $41.1 million.

As part of the Credit Agreement, the Company recorded an aggregate amount of deferred debt financing costs of $2.3 million.

On December 29, 2025, the Company entered into a First Amendment to its Credit Agreement (the "First Amendment"). The First Amendment revised clause (b)(iii) of the definition of “Consolidated Fixed Charge Coverage Ratio” to permit the Company to exclude from the denominator of such ratio up to $10.0 million of restricted payments for the trailing twelve‑month period ended March 31, 2026, and an additional $10.0 million of restricted payments for the trailing twelve‑month period ended June 30, 2026. Aside from this modification, all other material terms, covenants, and conditions of the Credit Agreement remained unchanged.

Maturities of Term Loan Debt

As of December 31, 2025, maturities of debt, assuming no prepayments, are as follows (in thousands):

2026	$8,571
2027	8,571
2028	38,572
55,714
Less:
Current portion	(8,571)
Unamortized debt discount	(804)
Total Term Loan, non-current	$46,339

Note 8. Income Taxes

Income (loss) before income taxes consisted of the following (in thousands):

	Year Ended
	December 31,
	2025	2024	2023

United States	$10,438	$4,268	$(20,116)
Foreign	6,364	6,404	2,775
Income (loss) before income tax	$16,802	$10,672	$(17,341)

The provision for income taxes consists of the following (in thousands):

	Year Ended
	December 31,
	2025	2024	2023

Federal:
Current	$(206)	$(12)	$4
Deferred	(42)	(6,809)	8
Total Federal	(248)	(6,821)	12
State and Local:
Current	(187)	44	(539)
Deferred	20	(727)	17
Total State and Local	(167)	(683)	(522)
Foreign
Current	1,579	2,077	848
Deferred	(93)	(84)	—
Total Foreign	1,486	1,993	848
Total	$1,071	$(5,511)	$338

The Company's actual provision for tax differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax income as a result of the following: (in thousands, except percentages):

	Year Ended 'December 31, 2025
	Amount	Percentage

Federal tax at statutory rate	$3,528	21%
Domestic Federal:
Change in valuation allowance	(2,383)	(14.2%)
Non-taxable and non-deductible	427	2.5%
Intangible assets	(818)	(4.9%)
Other	(578)	(3.4%)
Tax credits	(400)	(2.4%)
Domestic state and local income taxes, net of federal benefit	288	1.7%
Foreign tax effects	1,548	9.2%
Worldwide changes in unrecognized tax benefit	(541)	(3.2%)
Provision (benefit) for income taxes	$1,071	6.4%

The Company determines the amount of state tax liability based on current year operations. In accordance with the guidance under ASU 2023-09, Texas and California contributed to a majority of the effect of the state income taxes.

The reconciliation between the provision (benefit) for income taxes and the provision (benefit) for income taxes at the U.S. federal statutory rate before the adoption of ASU 2023-09 is as follows (in thousands, except percentages):

	Year Ended
	December 31,
	2024	2023

U.S. Operations	$4,268	$(20,116)
Foreign Operations	6,404	2,775
Income (loss) before income taxes	10,672	(17,341)
Federal statutory rate	21%	21%
Provision (benefit) for income taxes at federal statutory rate	2,241	(3,642)
State taxes, net of federal benefit	526	(385)
Foreign tax rate differential	275	135
Change in valuation allowance	(1,453)	2,850
Excess tax benefit recognized	(368)	287
Valuation allowance reduction due to acquired liabilities	(7,592)	—
Foreign tax credit	(8)	(96)
Research and development credit	(539)	(558)
Global intangible low taxed income	8	858
Change in unrecognized tax benefits	(245)	(330)
Section 162(m)	414	1,237
Business transaction costs	442	—
Other	788	(18)
Provision (benefit) for income taxes	$(5,511)	$338

The tax effects of significant items comprising the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2025	December 31, 2024

Allowance for doubtful accounts	$4	$4
Fixed assets	(305)	(740)
Goodwill	(757)	(1,501)
Employee benefits	1,815	2,254
Intangible assets	(6,848)	(8,600)
Interest carryforward	1,734	1,790
Inventories	814	1,110
Lease liability	1,353	1,717
Net operating loss	8,455	6,170
Research and development expenses	2,502	9,131
Right of use asset	(1,073)	(1,568)
Sales reserves	1,256	1,270
Tax credits	953	1,016
Unrecognized tax benefits	—	232
Other	327	492
	10,230	12,777
Valuation allowance	(10,666)	(13,049)
Net deferred tax liabilities	$(436)	$(272)

As required by the authoritative guidance on accounting for income taxes, the Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (1) cumulative results of operations in recent years, (2) sources of recent losses, (3) estimates of future taxable income and (4) the length of net operating loss carryforward periods. The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. net deferred tax assets. Accordingly, the U.S. net deferred tax assets have been offset by a full valuation allowance. The valuation allowance changed by $(2.4) million for the tax year ended December 31, 2025 and changed by $(9.0) million for the tax year ended December 31, 2024. As of December 31, 2025, the Company had domestic federal net operating loss carryforwards of $25.6 million. As of December 31, 2025, the Company had state federal net operating loss carryforwards of $42.7 million that can reduce future taxable income. The domestic federal net operating losses have indefinite carryforward lives. Certain domestic states have indefinite carryforward lives while others will begin to expire in 2029. As of December 31, 2025, the Company had credit carryforwards of $1.0 million that can reduce future taxable income. The credits will begin to expire in 2026 and 2027, respectively.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	December 31, 2025	December 31, 2024

Gross unrecognized tax benefit, beginning of period	$1,784	$2,284
Additions based on tax positions related to the current year	128	128
Additions related to tax positions in a prior year	113	—
Settlements related to tax positions in a prior period	—	(178)
Decreases based on tax positions in a prior period	128	(450)
Reclasses	(354)	—
Gross unrecognized tax benefit, end of period	$1,799	$1,784

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. To the extent these unrecognized tax benefits are ultimately recognized, approximately $1.8 million will impact the Company's effective tax rate and $0.1 million will be offset by a valuation allowance in future periods. The Company is filing for relief provisions in certain jurisdictions and based on such anticipated filings, it is reasonably possible that amounts of unrecognized tax benefits could decrease by $0.1 million within the next twelve months. Interest and penalties associated with income tax matters are included in the provision for income taxes. As of December 31, 2025, the Company had uncertain tax positions of $1.8 million, inclusive of $0.4 million of interest and penalties.

The amounts of cash income taxes paid, net of refunds, for the year ended December 31, 2025 were as follows:

Year Ended December 31,
2025

Federal taxes	$(943)
U.S. state and local:
Illinois	110
Kentucky	148
Texas	120
Other states	143
Foreign taxes:
U.K.	2,758
Taiwan	179
Other	8
Total cash income taxes paid (net of refunds)	$2,523

The amount of cash income taxes paid, net of refunds, during the years ended December 31, 2024 and 2023 was $0.2 million and $0.1 million, respectively.

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

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, restoring immediate expensing for domestic research and development (“R&D”) expenditures and providing transition rules for amounts previously capitalized under Internal Revenue Code Section 174. For the year ended December 31, 2025, the Company has elected, as permitted under OBBBA, to deduct in the current year all remaining unamortized domestic R&D costs that were capitalized in prior years, as well as to immediately expense all qualifying current‑year domestic R&D expenditures. This election resulted in a significant increase in deductible expenses for income tax purposes in 2025, reducing the Company’s current federal taxable income and impacting the measurement of related deferred tax assets and liabilities. Foreign R&D expenditures continue to be capitalized and amortized over 15 years in accordance with applicable tax law. The Company will continue to monitor the impact of OBBBA on its effective tax rate and cash tax position in future periods.

Note 9. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders (in thousands, except per-share data):

	Year Ended
	December 31,
	2025	2024	2023

Net income (loss)	$15,731	$16,183	$(17,679)

Weighted average common shares outstanding — Basic	20,263	20,022	17,135
Plus incremental shares from assumed conversions:
Effect of dilutive securities	193	810	—
Weighted average common shares outstanding — Diluted	20,456	20,832	17,135
Net income (loss) per share:
Basic	$0.78	$0.81	$(1.03)
Diluted	$0.77	$0.78	$(1.03)

The weighted average common shares outstanding for basic and diluted includes the Company's wholly-funded warrants.

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

The weighted average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method (in thousands):

	Year Ended
	December 31,
	2025	2024	2023

Stock options	185	361	1,374
Restricted stock	384	300	1,404
Total	569	661	2,778

Note 10. Equity and Stock-Based Compensation

Stock Repurchase Activity

On May 7, 2025, The Company's Board of Directors authorized a stock repurchase program to acquire up to $75.0 million of its common stock. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restrictions in the Company’s debt agreements and other factors. The Company intends to fund the share repurchases using cash from operations or borrowings and may suspend or discontinue repurchases at any time. The share repurchase program is scheduled to expire on May 6, 2027.

On August 14, 2025, the Company entered into a stock purchase agreement regarding the purchase and sale of shares of its common stock beneficially owned by DC VGA LLC (“Diversis”), in a private transaction. The Company agreed to purchase 694,926 shares at a price of $14.41 per share of common stock for a total of $10.0 million. In addition, Diversis agreed to sell 693,962 shares to TDG CP LLC, a Delaware limited liability company (“Donerail”) at a price of $14.41 per share of common stock for a total of $10.0 million. The purchase price per share of common stock for each transaction represents the average of the volume weighted average price of the common stock of the thirty days prior to and including August 14, 2025. Donerail is an entity affiliated with William Wyatt, a member of the Company's Board of Directors and Dave Muscatel, who was a member of the Board of Directors at the time of the transaction, is affiliated with Diversis. The Audit Committee of the Board of Directors, comprised solely of independent directors not affiliated with Diversis and Donerail, approved the transactions. The agreement contains customary representations, warranties and covenants of the parties.

During the year ended December 31, 2025, the Company has repurchased 1.3 million shares of its common stock. The total cost of the repurchase as of December 31, 2025 was $19.0 million.

On April 9, 2019, the Board of Directors authorized a stock purchase program for up to $15.0 million of the Company's common stock. The Board expanded the authorization to $25.0 million on April 1, 2021, and extended the program for an additional two years on March 3, 2023. On April 9, 2024, the Board further increased the authorization to $55.0 million. This stock purchase program was utilized prior to the commencement of the May 7, 2025 stock repurchase program.

Stock-Based Compensation

On October 30, 2013, the Board of Directors adopted, and on December 27, 2013, the stockholders approved, the 2013 Stock-Based Incentive Compensation Plan, which was subsequently renamed the 2023 Stock-Based Incentive Compensation Plan (the “2023 Plan”), which was subsequently amended at the 2019, 2021, 2023 and 2025 annual meetings of stockholders to increase the total number of shares of common stock authorized for grant. The Company’s stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of the Company's stockholders. In addition, members of the Board of Directors participate in the stock-based compensation program in connection with their service on the Board of Directors.

Stock options awards outstanding under the 2023 Plan are time-based and granted at exercise prices which are equal to the market value of the Company’s common stock on the grant date. These options expire no later than ten years from the date of grant and may be exercised only to the extent they have vested. The options generally vest as specified in the option agreements subject to continued employment and in some instances, to acceleration in certain circumstances. In the event a participant terminates employment with the Company, any vested stock options are generally forfeited if they are not exercised within 90 days.

Stock awards, primarily restricted stock, under the 2023 Plan are time-based and granted at market value of the Company's common stock on the date of grant. The awards generally vest as specified in the award agreements subject to continued employment and in some instances, to acceleration in certain circumstances. In the event a participant terminates employment with the Company, any unvested stock awards are generally forfeited upon termination.

The following table presents the stock award activity and the total number of shares available for grant as of December 31, 2025:

Balance at December 31, 2024	718,674
Plan Amendment	1,510,000
Grants	(674,667)
Cancelled	295,087
Balance at December 31, 2025	1,849,094

Total estimated stock-based compensation expense for employees and non-employees, related to all of the Company's stock-based units, was comprised as follows (in thousands):

	Year ended December 31,
	2025	2024	2023

Cost of revenue	$609	$727	$824
Selling and marketing	1,428	1,928	2,475
Research and development	1,142	1,532	1,870
General and administrative	3,001	1,985	6,814
Total stock-based compensation	$6,180	$6,172	$11,983

Forfeitures on stock awards are estimated at 10% based on evaluation of historical and expected future turnover for non-executives and 0% for executives. Stock-based compensation expense was recorded net of estimated forfeitures, such that expense was recorded only for those stock-based awards that are expected to vest. The Company reviews this assumption periodically and will adjust it if it is not representative of future forfeiture data and trends within employee types (senior management vs. non-executive).

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

The associated tax benefit recognized on the consolidated statements of operations for the fiscal years ended December 31, 2024 and 2023 was approximately $0.4 million and $0.3 million, respectively.

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2024	637,916	$9.38	4.55	$5,483,767
Granted	—	—
Exercised	(238,602)	8.33
Forfeited	(8,345)	10.30
Outstanding at December 31, 2025	390,969	$10.23	3.43	$2,174,529
Vested and expected to vest at December 31, 2025	390,969	$10.23	3.43	$2,174,529
Exercisable at December 31, 2025	390,969	$10.23	3.43	$2,174,529

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of option exercises was $1.6 million, $2.7 million and $3.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, there was no unrecognized compensation cost related to non-vested stock options granted to employees.

No options were granted during the years ended December 31, 2025 and 2024. Employee stock options vested during 2025; however, the total estimated fair value vested during the year was immaterial. The total estimated fair value of employee options that vested during years ended December 31, 2024 and 2023 was $1.2 million and $1.0 million, respectively.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2024	605,356	$15.92
Granted	468,783	13.96
Vested	(272,245)	17.61
Shares forfeited	(106,527)	14.26
Nonvested restricted stock at December 31, 2025	695,367	$14.19

As of December 31, 2025, total unrecognized compensation cost related to the nonvested restricted stock units granted was $7.3 million, which is expected to be recognized over a remaining weighted average vesting period of 2.4 years.

Performance-Based Restricted Share Activity

	Number of Shares Underlying Outstanding Options	Weighted Average Grant Date Fair Value Per Share

Outstanding at December 31, 2024	253,395	$16.25
Granted	205,884	14.68
Exercised	(118,937)	15.91
Forfeited	(180,215)	16.12
Outstanding at December 31, 2025	160,127	$14.63

As of December 31, 2025, the Company had 160,127 performance-based restricted share units (“PSUs”) outstanding. On April 1, 2025, the Company granted 205,884 PSUs to certain members of our management team under the 2023 Plan. The vesting of PSUs is conditional upon the achievement of certain stock price appreciation targets between May 1, 2025 and May 1, 2026, internal financial targets for the year ended December 31, 2025, and continued service over a three-year service period. The number of units that could be earned ranged from 0% to 200% of the target shares depending on the achievement of these targets. Based on the Company’s 2025 financial performance and stock price performance, the number of PSU expected to be earned is subject to approval by the Board in early 2026. One-third of the earned PSUs will vest in the second quarter of 2026, with the remaining two-thirds vesting quarterly over the subsequent two years, subject to continued service.

Included in the Company’s share-based compensation was expense recognized for the Company’s performance-based restricted share unit awards of $1.8 million in 2025, $1.4 million in 2024 and $1.7 million in 2023.

Warrants

As of December 31, 2025, the Company had 550,000 wholly-funded warrants related to a series of transactions pursuant to which the previously outstanding Series B Preferred Stock were retired. The warrants did not expire.

In January 2026, the holders exercised 550,000 wholly-funded warrants to purchase an equal number of shares of the Company's common stock. Upon exercise, no wholly-funded warrants remained outstanding.

Note 11. Segment Information

The Company operates in a single reportable segment. The entire business is managed by a single management team whose chief operating decision maker is the Chief Executive Officer, who evaluates segment performance based on operating income (loss) for purposes of allocating resources and evaluating financial performance.

The following table represents total net revenue based on where customers are physically located (in thousands):

	Year Ended
	December 31,
	2025	2024	2023

Americas	$235,655	$284,280	$186,279
Europe and Middle East	71,000	76,268	62,015
Asia Pacific	13,259	12,218	9,828
Total net revenue	$319,914	$372,766	$258,122

The following table reflects the significant expenses of the Company's reportable segment for the following periods (in thousands):

	Year Ended
	December 31,
	2025	2024	2023

Net revenue	$319,914	$372,766	$258,122
Less:
Cost of revenue	200,631	243,784	182,618
Sales	24,574	23,563	15,845
Marketing	27,911	28,866	27,644
Research and development	16,886	17,304	17,137
General and administrative	30,374	28,388	31,321
Insurance recovery	(9,404)	—	—
Acquisition-related costs	1,424	10,832	—
Operating income (loss)	27,518	20,029	(16,443)
Reconciliation of segment operating income (loss) to net income (loss):
Interest expense, net	9,771	8,068	504
Other expense, net	945	1,289	394
Income tax expense (benefit)	1,071	(5,511)	338
Net income (loss)	$15,731	$16,183	$(17,679)

The following table represents property and equipment, net based on physical location (in thousands):

	Year Ended
	December 31,
	2025	2024

United States	$2,647	$5,255
International	348	589
Total property and equipment, net	$2,995	$5,844

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

Intellectual Property Dispute: On October 3, 2025, Robert Lyden, an individual, filed a patent infringement lawsuit against PDP, VTB, and Turtle Beach Corporation ("TBC”) in the United States District Court for the District of Minnesota, asserting infringement of one patent by the Victrix™ Pro BFG™ Wireless Controller and Victrix™ Gambit Wireless Controller. On December 16, 2025, VTB and TBC moved to dismiss the complaint for improper venue and that motion is pending.

The Company will continue to vigorously defend itself in the foregoing unresolved matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 31, 2025 for contingent losses associated with these matters unless otherwise disclosed above based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

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

	Year ended December 31,
	2025	2024	2023

Warranty, beginning of period	$815	$670	$618
Warranty costs accrued	350	959	721
Settlements of warranty claims	(583)	(814)	(669)
Warranty, end of period	$582	$815	$670

Operating Leases – Right of Use Assets

The components of the right-of-use assets and lease liabilities were as follows (in thousands):

	Balance Sheet Classification	December 31, 2025

Right-of-use assets	Other assets	$5,842

Lease liability obligations, current	Other current liabilities	$1,893
Lease liability obligations, noncurrent	Other liabilities	5,236
Total lease liability obligations		$7,129

Weighted average lease terms and discount rates were as follows:

	Year Ended
	December 31,
	2025	2024

Weighted average remaining lease terms (in years)	4.1	5.0
Weighted average discount rate	8.5%	8.6%

During the year ended December 31, 2025, the Company recognized approximately $2.8 million of lease costs in operating expenses and approximately $2.4 million of operating outflows from operating leases. During the year ended December 31, 2024 and 2023, the Company recognized approximately $1.6 million and $1.5 million of lease costs in operating expenses, respectively. The total operating outflows from operating leases was approximately $2.1 million and $1.3 million for years ended December 31, 2024 and 2023, respectively.

The following table summarizes the maturity of operating lease liabilities as of December 31, 2025 (in thousands):

2026	$2,319
2027	2,299
2028	1,296
2029	800
2030	685
Thereafter	556
Total future lease payments	7,955
Less: Imputed interest	(826)
Total operating lease liabilities	$7,129

Note 13. Subsequent Event

On February 20, 2026, the U.S. Supreme Court held that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were not authorized. The decision did not resolve the availability of refunds or other remedies and remanded those issues to the U.S. Court of International Trade for further proceedings. On the same date, the President issued an executive order rescinding the IEEPA-based tariffs and directing federal agencies to discontinue their collection. In addition, the President issued a separate proclamation imposing a tariff surcharge of at least 10% under the balance-of-payments authority in 19 U.S.C. § 2132, applicable to all imports except certain specified commodities (including electronics and critical minerals) and products qualifying under the United States-Mexico-Canada Agreement. These surcharges took effect on February 24, 2026, and will remain in place for 150 days, the maximum period permitted under the statute. Tariffs have not previously been imposed under this statutory authority. We are currently assessing the potential effects of these developments on our operations, and the impact remains uncertain.

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

At the conclusion of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision of our Chief Executive Officer (our principal executive officer, or PEO) and our Chief Financial Officer (our principal financial officer, or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective as of December 31, 2025 due to the material weakness in our internal control over financial reporting described below.

Limitations on Effectiveness of Controls and Procedures

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management previously identified the following material weaknesses in the Company’s internal control over financial reporting that affect the revenue process and such material weaknesses were remediated as of December 31, 2025. As discussed below, management also identified a material weakness that existed as of December 31, 2025 within its Information Technology (“IT”) general controls (“ITGCs”).

Remediation of Previously Reported Material Weaknesses

We previously identified and disclosed in our 2024 Annual Report on Form 10-K as well as in our Quarterly Report on Form 10-Q for each interim period in fiscal year 2025, the following material weaknesses in our internal control over financial reporting:

Internal control related to our customer purchase order initiation process:

We identified a material weakness in internal control related to our customer purchase order initiation process, specifically controls over the quantity and type of product included on certain customer orders.

Monitoring controls over our third-party logistics providers used in the order fulfillment process:

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

In 2025, we identified and implemented several steps to remediate these material weaknesses in order to comply with the rules and regulations of the SEC regarding compliance with Section 404(a) of the Sarbanes-Oxley Act.

We prepared remediation plans for each of the material weaknesses and trained process owners, developed new controls, enhanced existing controls, evaluated process adoption, and monitored such results. These remediation measures included the following:

Remediation measure related to our customer purchase order initiation process:

•
Implemented an enhanced Order-to-Receipt Monitoring Control to validate completeness and accuracy of customer orders received through a third-party service provider. The enhanced control includes a quarterly review of a sample of orders and reconciliation of associated key order attributes (product type and quantity) to customer documentation.

Remediation measure related to our monitoring controls over our third-party logistics providers used in the order fulfillment process:

•
Designed and implemented monitoring controls to validate the legitimacy and active status of freight carriers used by our third-party logistics providers to ship our products to customers, and review of documentation to support product delivery to customers. The controls include the following:
o
Cross-checks of the freight carriers used by our third-party logistics providers against the FMCSA SAFER database, Dun & Bradstreet, and the Better Business Bureau. Exceptions to the freight carriers utilized, if any, are investigated with our third-party logistics provider with unsatisfactory responses leading to removal of the carrier from the approved carrier list.
o
A quarterly review of documentation verifying receipt by our customers (product type and quantity) for a sample of orders.

Our management completed its documentation, testing and evaluation of the enhanced control activities and determined that, as of December 31, 2025, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that these previously identified material weaknesses have been remediated.

Identification of New Material Weakness

As part of the year-end review of the change monitoring controls, we identified a material weakness in internal control within the operation of ITGCs related to the semi-annual change monitoring control whereby the Company did not review all changes during the second half of the year. Therefore, we concluded that this control did not operate effectively as of December 31, 2025, and the impact of this operating deficiency could have resulted in inappropriate changes to the IT application that could have had a material impact on the general ledger. As a result, certain business process IT dependent manual and application controls that rely on the affected ITGCs, or information coming from the IT system with the affected ITGCs are also deemed ineffective.

Remediation Efforts to Address the Material Weakness

The Company has taken remedial actions to enhance this control by evaluating its frequency of the control and on a going forward basis the control will be performed quarterly as opposed to semi-annually. We have also provided appropriate training to the relevant team members. We believe these actions will enable us to remediate this material weakness in a timely manner during fiscal 2026.

The material weakness in our internal controls did not result in any material misstatements in these financial statements.

Because of the material weakness in the internal controls described above, our management has concluded that as of December 31, 2025, our system of internal control over financial reporting was not effective based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report which appears following Item 9C of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

Other than the changes in the material weaknesses identified above, there have been no changes in our internal control over financial reporting during the period covered that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B - Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Turtle Beach Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Turtle Beach Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Turtle Beach Corporation (the Company) has not maintained effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the ineffective operation of information technology (IT) general controls that relate to change management. As a result, certain business process IT dependent manual and application controls that rely on the affected IT general controls, or information coming from the IT system with affected IT general controls, were also deemed ineffective.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated March 12, 2026, which expressed an unqualified opinion thereon.

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
March 12, 2026

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) or an amendment to this Report filed within the same time period (the “Amendment”), in either case, set forth under the captions “Election of Directors,” “Executive Officer,” “Corporate Governance” and, if applicable, “Delinquent Section 16(a) Reports.”

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

Our Securities Trading Policy governs transactions of our securities by our directors, officers and employees and is reasonably designed to promote compliance with applicable insider trading laws, rules and regulation, as well as the applicable rules and regulations of Nasdaq. A copy of our Securities Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

Item 11 - Executive Compensation

The information required by this Item is incorporated herein by reference to the information in our 2026 Proxy Statement or the Amendment set forth under the captions "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report," "Executive Compensation," and "Director Compensation."

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information in our 2026 Proxy Statement or the Amendment set forth under the captions “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information in our 2026 Proxy Statement or the Amendment set forth under the captions “Corporate Governance —Independence," "Corporate Governance—Committees of the Board of Directors,"” and “Certain Relationships and Related Party Transactions.”

Item 14 - Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information in our 2026 Proxy Statement or the Amendment set forth under the caption "Item 2 - Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services.”

PART IV

Item 15 - Exhibits and Financial Statement Schedules

a.
List of documents filed as part of this Report:

1.
The following Consolidated Financial Statements of the Company:

Report of Independent Registered Public Accounting Firm (ERNST & YOUNG LLP New York, New York, PCAOB #42);

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2025, 2024 and 2023;

Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2025, 2024 and 2023;

Consolidated Balance Sheets as of December 31, 2025 and 2024;

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 31, 2025, 2024 and 2023;

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2025, 2024 and 2023; and

Notes to the Consolidated Financial Statements.

2.
The following financial schedule and related report for the years 2025, 2024 and 2023:

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

3.3

Certificate of Designation of Series B Junior Participating Preferred Stock of Turtle Beach Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on June 9, 2025).

4.1	Form of Turtle Beach Corporation stock certificate (Incorporated by reference to Exhibit 4.1 to the Company's Form 10/A originally filed with the Securities and Exchange Commission on July 27, 2010).

4.2**	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934.

4.3

Rights Agreement, dated as of June 9, 2025, by and between Turtle Beach Corporation and Direct Transfer LLC, as rights agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on June 9, 2025).

10.1

Credit Agreement, dated August 1, 2025, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., TBC Holding Company LLC, Performance Designed Products LLC, Turtle Beach Europe Limited, VTB Holdings, Inc., Tide Acquisition Sub II, LLC, the other guarantors party thereto, the lenders party thereto, and Bank Of America, N.A., as the administrative agent, the swingline lender and the L/C issuer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on August 4, 2025).

10.2

First Amendment to Credit Agreement, dated as of December 29, 2025, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., TBC Holding Company LLC, Performance Designed Products LLC, Turtle Beach Europe Limited, VTB Holdings, Inc., Tide Acquisition Sub II, LLC, the other guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as the administrative agent, the swingline lender and the L/C issuer (Incorporated by reference to Exhibit 10.1. to the Company’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on December 30, 2025).

10.3

Financing Agreement, dated as of March 13, 2024, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., VTB Holdings, Inc., each subsidiary of Turtle Beach Corporation listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, Blue Torch Finance, LLC, as collateral agent for the Secured Parties, and Blue Torch, as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K originally filed with the Securities and Exchange Commission on March 18, 2024).

10.4

Amendment No. 1 to Financing Agreement, dated August 7, 2024, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., VTB Holdings, Inc., each other loan party, the lenders from time to time party thereto, and Blue Torch Finance, LLC, as collateral agent and administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on August 13, 2024).

10.5

Amendment No. 2 to Financing Agreement, dated June 11, 2025, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., VTB Holdings, Inc., each other loan party, the lenders from time to time party thereto, and Blue Torch Finance, LLC, as collateral agent and administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on June 16, 2025).

10.6

Stock Purchase Agreement, dated August 14, 2025, by and between Turtle Beach Corporation, DC VGA LLC and TDG CP LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on August 15, 2025).

10.7†

Turtle Beach Corporation 2023 Stock-Based Incentive Compensation Plan, as amended (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on August 7, 2023).

10.8†

Amendment No. 2025-1 to Turtle Beach Corporation 2023 Stock-Based Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on June 5, 2025).

10.9†**	Form of Performance Stock Unit Agreement under the Turtle Beach Corporation 2023 Stock-Based Incentive Compensation Plan.

10.10†

Form of Restricted Stock Agreement under the Turtle Beach Corporation 2023 Stock-Based Incentive Compensation Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on August 7, 2023).

10.11†

Form of Deferred Stock Award Agreement under the Turtle Beach Corporation 2023 Stock-Based Incentive Compensation Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on August 7, 2023).

10.12†

Turtle Beach Corporation Annual Incentive Bonus Plan (Incorporated by reference to Annex F to the Company’s Definitive Proxy Statement on Schedule 14A originally filed with the Securities and Exchange Commission on December 3, 2013).

10.13†	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2025).

10.14†

Turtle Beach Corporation Amended and Restated Retention Plan, dated November 18, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on November 19, 2021).

10.15†

Employment Agreement, dated as of March 13, 2024, by and between Turtle Beach Corporation and Cristopher Keirn (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K originally filed with the Securities and Exchange Commission on March 18, 2024).

10.16†

Employment Transition Letter, dated as of January 24, 2025, by and between Turtle Beach Corporation and John Hanson (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K originally filed with the Securities and Exchange Commission on January 27, 2025).

10.17†

Employment Agreement, dated as of January 13, 2025, by and between Turtle Beach Corporation and Mark Weinswig (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K originally filed with the Securities and Exchange Commission on January 27, 2025).

10.18

Merger Agreement, dated as of March 13, 2024, by and among Tide Acquisition Sub, Inc., Tide Acquisition Sub II, LLC, Turtle Beach Corporation and PDP Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K originally filed with the Securities and Exchange Commission on March 18, 2024).

10.19

Stockholder Agreement, made and entered into as of March 13, 2024, by and among Turtle Beach Corporation and PDP Holdings, LLC (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K originally filed with the Securities and Exchange Commission on March 18, 2024).

10.20

Cooperation Agreement, dated March 9, 2026, by and among Turtle Beach Corporation, TDG CP LLC, The Donerail Group Inc., The Donerail Group & Co LLC and William Wyatt (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K originally filed with the Securities and Exchange Commission on March 12, 2026).

19.1

Turtle Beach Corporation Securities Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on March 17, 2025).

21**	Subsidiaries of the Company.

23.1**	Consent of Ernst & Young LLP.

31.1**	Certification of Cris Keirn, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Mark Weinswig, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

TURTLE BEACH CORPORATION

Date:	March 12, 2026	By:	/s/ MARK WEINSWIG
Mark Weinswig Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 12, 2026	/s/ CRIS KEIRN
Cris Keirn, Chief Executive Officer
(Principal Executive Officer)

Date:	March 12, 2026	/s/ MARK WEINSWIG
Mark Weinswig, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 12, 2026	/s/ ELIZABETH BUSH
Elizabeth Bush, Director

Date:	March 12, 2026	/s/ WILLIAM WYATT
William Wyatt, Chairman and Director

Date:	March 12, 2026	/s/ KATHERINE L. SCHERPING
Katherine L. Scherping, Director

Date:	March 12, 2026	/s/ JULIA W. SZE
Julia W. Sze, Director

Date:	March 12, 2026	/s/ ANDREW WOLFE
Andrew Wolfe, Director

Turtle Beach Corporation

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2025, 2024 and 2023

Description	Balance - Begin	Additions	Deductions / Other	Balance - End
	(in thousands)
Year Ended December 31, 2025:
Valuation allowance for deferred tax assets	$13,049	—	(2,383)	$10,666

Year Ended December 31, 2024:
Valuation allowance for deferred tax assets	$22,094	—	(9,045)	$13,049

Year Ended December 31, 2023:
Valuation allowance for deferred tax assets	$19,244	2,850	—	$22,094