Form 10-Q
period 2026-03-31
Turtle Beach Corp
filed 2026-05-07
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on April 29, 2026 was 19,847,421.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per-share data)

	Three Months Ended
	March 31,	March 31,
	2026	2025

Net revenue	$42,172	$63,901
Cost of revenue	30,878	40,534
Gross profit	11,294	23,367
Operating expenses:
Selling and marketing	12,260	12,453
Research and development	4,574	3,993
General and administrative	8,521	8,216
Insurance recovery	—	(3,439)
Acquisition-related cost	—	608
Total operating expenses	25,355	21,831
Operating (loss) income	(14,061)	1,536
Interest expense, net	1,369	2,006
Other (income) expense, net	(101)	303
Loss before income tax	(15,329)	(773)
Income tax benefit	(123)	(109)
Net loss	$(15,206)	$(664)

Net loss per share
Basic	$(0.78)	$(0.03)
Diluted	$(0.78)	$(0.03)
Weighted average number of shares:
Basic	19,498	20,506
Diluted	19,498	20,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited, in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025

Net loss	$(15,206)	$(664)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(643)	767
Other comprehensive (loss) income	(643)	767
Comprehensive (loss) income	$(15,849)	$103

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,320	$16,963
Accounts receivable, net	30,400	76,797
Inventories	64,317	69,222
Prepaid expenses and other current assets	10,677	10,831
Total Current Assets	117,714	173,813
Property and equipment, net	2,450	2,995
Goodwill	50,428	50,428
Intangible assets, net	32,342	34,344
Other assets	6,993	7,474
Total Assets	$209,927	$269,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$—	$29,383
Accounts payable	20,790	24,934
Term Loan, current	8,571	8,571
Other current liabilities	18,453	24,789
Total Current Liabilities	47,814	87,677
Term Loan, non-current	44,274	46,339
Income tax payable	820	820
Other liabilities	5,161	5,720
Total Liabilities	98,069	140,556
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 19,607,383 and 19,185,869 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	20	19
Additional paid-in capital	228,397	229,189
Accumulated deficit	(117,569)	(102,363)
Accumulated other comprehensive income	1,010	1,653
Total Stockholders’ Equity	111,858	128,498
Total Liabilities and Stockholders’ Equity	$209,927	$269,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,206)	$(664)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	892	1,110
Amortization of intangible assets	2,001	2,016
Amortization of debt financing costs	195	276
Stock-based compensation	1,365	1,912
Deferred income taxes	(90)	(445)
Change in sales returns reserve	3,124	1,873
Provision for obsolete inventory	382	486
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	43,274	48,891
Inventories	4,522	(2,899)
Prepaid expenses and other assets	532	(3,473)
Accounts payable	(4,217)	4,716
Income taxes payable	(821)	(1,401)
Other liabilities	(6,576)	(11,946)
Net cash provided by operating activities	29,377	40,452
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(276)	(166)
Acquisition of a business, net of cash acquired	—	2,515
Net cash (used for) provided by investing activities	(276)	2,349
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	3	65,276
Repayment of revolving credit facilities	(29,386)	(108,096)
Repayment of term loan	(2,143)	(312)
Proceeds from exercise of stock options	43	5
Repurchase of common stock	(2,199)	(1,750)
Net cash used for financing activities	(33,682)	(44,877)
Effect of exchange rate changes on cash and cash equivalents	(62)	765
Net decrease in cash and cash equivalents	(4,643)	(1,311)
Cash and cash equivalents at the beginning of period	16,963	12,995
Cash and cash equivalents at the end of period	$12,320	$11,684

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Property and equipment purchases included in accounts payable and accrued liabilities	$245	$106

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited, in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2025	19,186	$19	$229,189	$(102,363)	$1,653	$128,498
Net loss	—	—	—	(15,206)	—	(15,206)
Other comprehensive loss, net of tax	—	—	—	—	(643)	(643)
Issuance of restricted stock	25	—	—	—	—	—
Stock options exercised	8	—	43	—	—	43
Stock-based compensation	—	—	1,365	—	—	1,365
Exercise of wholly-funded warrants	550	1	(1)	—	—	—
Repurchase of common stock	(162)	—	(2,199)	—	—	(2,199)
Balance at March 31, 2026	19,607	$20	$228,397	$(117,569)	$1,010	$111,858

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total

Balance at December 31, 2024	19,962	$20	$239,983	$(118,094)	$(1,305)	$120,604
Net loss	—	—	—	(664)	—	(664)
Other comprehensive income, net of tax	—	—	—	—	767	767
Issuance of restricted stock	9	—	—	—	—	—
Stock options exercised	—	—	5	—	—	5
Stock-based compensation	—	—	1,912	—	—	1,912
Repurchase of common stock	(121)	—	(1,750)	—	—	(1,750)
Balance at March 31, 2025	19,850	$20	$240,150	$(118,758)	$(538)	$120,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Description of Business

Organization

Turtle Beach Corporation (“Turtle Beach” or the “Company”), develops and markets audio and gaming accessory products under the Turtle Beach® brand for use with video game and entertainment consoles, handheld consoles, personal computers (“PCs”), tablets, and mobile devices. The Company’s product offerings have expanded over time beyond gaming headsets to include gaming controllers, flight and racing simulation accessories, and PC keyboards and mice. The Company operates within the gaming accessories market and sells its products through a variety of retail, distribution, and ecommerce channels in the U.S. and international markets. The Company is headquartered in San Diego, California, and was incorporated in the State of Nevada in 2010.

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

The December 31, 2025 Condensed Consolidated Balance Sheet has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 12, 2026 (“Annual Report”).

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

There have been no material changes to the significant accounting policies and estimates from the information provided in Note 2 of the notes to our consolidated financial statements in our Annual Report.

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

Accounts receivable are unsecured and represent amounts due based on contractual obligations of customers. Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable were as follows:

	March 31,	December 31,
	2026	2025

Customer A	24.3%	33.8%
Customer B	16.1%	17.5%
Customer C	24.3%	17.4%
Customer D	*	12.4%

* Customer accounted for less than 10% of total accounts receivable in the period.

Customers that accounted for more than 10% of revenue during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,
	2026	2025

Customer A	23.8%	15.9%
Customer B	17.2%	26.6%
Customer C	13.8%	14.8%

Accounting Pronouncements Issued and Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient and accounting policy election which will result in reduced complexity for the measurement of credit losses arising from transactions accounted for under ASC 606—Revenue from Contracts with Customers, which include current contract assets and current contract receivable. Specifically, the practical expedient permits entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset, and the accounting policy election permits an entity other than a public business entity to consider collection activity after the balance sheet date when estimating expected credit losses. Entities electing to apply the practical expedient and the accounting policy election, if applicable, should apply the amendments prospectively. This ASU will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company has adopted this standard, which did not have a significant impact on its condensed consolidated financial statements.

Accounting Pronouncements Issued but Not Yet Adopted

The Company considers the applicability and impact of all Accounting Standards Update (“ASUs”). ASUs not referenced below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company's unaudited condensed consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other - Internal-Use Software (Subtopic 350-40), which modernizes and simplifies the accounting costs incurred to develop or acquire internal use software costs. The update eliminates the legacy three-stage waterfall model - preliminary, application development, and post-implementation. Under the new standard, capitalization begins when management authorizes and commits funding for the project and completion is probable, aligning better with agile and iterative development practices. The types of costs eligible remain unchanged, and the update does not affect accounting for software developed for sale or licensing. This ASU will be effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard and does not expect that it will have a material impact on its disclosures.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit. As of March 31, 2026 and December 31, 2025, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

The following is a summary of the carrying amounts and estimated fair values of the Company's financial instruments, which is classified as Level 1, as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Reported	Fair Value	Reported	Fair Value

Financial Assets and Liabilities:
Cash and cash equivalents	$12,320	$12,320	$16,963	$16,963

Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.

Note 4. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	March 31, 2026	December 31, 2025

Finished goods	$60,664	$64,006
Raw materials	3,653	5,216
Total inventories	$64,317	$69,222

Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	March 31, 2026	December 31, 2025

Machinery and equipment	$1,077	$1,079
Software and software development	2,137	2,138
Furniture and fixtures	1,242	1,251
Tooling	10,477	10,150
Leasehold improvements	1,161	1,159
Demonstration units and convention booths	2,353	2,356
Total property and equipment, gross	18,447	18,133
Less: accumulated depreciation and amortization	(15,997)	(15,138)
Total property and equipment, net	$2,450	$2,995

Depreciation and amortization expense on property and equipment was $0.9 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025

Accrued royalty	$2,827	$8,088
Accrued employee expenses	2,859	2,487
Accrued tax-related payables	1,017	3,919
Accrued freight	1,405	1,839
Accrued marketing	1,882	2,164
Accrued expenses	8,463	6,292
Total other current liabilities	$18,453	$24,789

Note 5. Goodwill and Other Intangible Assets

Goodwill

The Company conducts its goodwill impairment analysis annually or more frequently if changes in facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit may be less than its carrying value. There were no impairment indicators and the Company's market capitalization continues to exceed the net carrying value of the business. As such, the Company did not perform any further quantitative testing.

There was no change in the carrying amount of goodwill (in thousands):

	March 31, 2026	December 31, 2025

Goodwill	$50,428	$50,428

Intangible Assets, net

Acquired identifiable intangible assets, and related accumulated amortization, as of March 31, 2026 and December 31, 2025 consist of (in thousands):

	March 31, 2026
	Gross Carrying Value	Accumulated Amortization	Net Book Value

Customer relationships	$10,285	$7,295	$2,990
Tradenames	18,293	7,238	11,055
Developed technology	27,706	9,428	18,278
Patent and trademarks	784	765	19
Total Intangible Assets	$57,068	$24,726	$32,342

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Book Value

Customer relationships	$10,285	$7,034	$3,251
Tradenames	18,293	6,681	11,612
Developed technology	27,706	8,273	19,433
Patent and trademarks	784	736	48
Total Intangible Assets	$57,068	$22,724	$34,344

Amortization expense related to definite lived intangible assets of $2.0 million was recognized for both the three months ended March 31, 2026 and 2025.

As of March 31, 2026, estimated annual amortization expense related to definite lived intangible assets in future periods was as follows (in thousands):

2026 (remaining nine months)	$5,761
2027	7,590
2028	7,590
2029	7,590
2030	3,346
Thereafter	465
Total	$32,342

Note 6. Credit Facility and Long-Term Debt

The following table presents the amounts of the Revolving Credit Facility and Term Loan (in thousands):

	March 31, 2026	December 31, 2025
Revolving credit facility	$—	$29,383
Term loan	$53,571	$55,714

Total interest expense, inclusive of amortization of deferred financing costs, on current and non-current debt obligations was $1.4 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively.

Amortization of deferred financing costs were $0.2 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

2024 Revolving Credit Facility

In 2024, the Company maintained a Revolving Credit Facility (the “2024 Revolving Credit Facility”) with Bank of America, N.A. (“Bank of America”) that provided up to $50.0 million in borrowing capacity, including a $10.0 million sub-facility for Turtle Beach Europe Limited, and was secured by substantially all Company assets. On March 13, 2024, the Company entered into a Fourth Amendment, dated as of March 13, 2024 (the “Fourth Amendment”), to the 2024 Revolving Credit Facility. The Company executed a Fourth Amendment to the facility, extending the maturity to March 13, 2027, incorporating Performance Designed Products LLC (“PDP”) acquisition assets into the U.S. Borrowing Base and updating interest rate and fee terms. The facility included customary covenants, included a minimum fixed-charge coverage ratio when availability thresholds were not met, and restrictions on additional indebtedness, dividends share repurchases, certain investments, mergers, and asset sales.

On August 1, 2025, the Company entered into the 2025 Credit Facility, defined and discussed below, and repaid in full the amount then-outstanding under the 2024 Revolving Credit Facility. The Company treated the 2025 Credit Facility as a partial extinguishment to the 2024 Revolving Credit Facility and recognized a loss on extinguishment of debt of $0.3 million to write-off the unamortized deferred financing costs in interest expense in its condensed consolidated statements of operations.

2024 Term Loan Facility

In March 2024, the Company entered into a $50.0 million Term Loan Facility (the “2024 Term Loan Facility”) with Blue Torch Finance, LLC “Blue Torch”) to support the PDP acquisition, repay certain indebtedness of the acquired business, cover transaction‑related fees, and provide general corporate liquidity. The facility was being amortized over its term, was secured by substantially all Company assets, and carried a prepayment premium that expired in March 2025.

The 2024 Term Loan Facility was scheduled to mature on March 13, 2027 and included interest rates tied to base rate or Secured Overnight Financing Rate (“SOFR”) benchmarks with leverage‑based pricing tiers, as well as customary affirmative, negative, and financial covenants, including minimum liquidity and quarterly total net leverage requirements.

On August 1, 2025, the Company entered into the 2025 Credit Facility and repaid in full the amount then-outstanding under the 2024 Term Loan Facility for the amount of $43.2 million. The Company treated the repayment as a debt extinguishment and recognized a loss on extinguishment of debt of $1.7 million to write-off the unamortized deferred financing costs in interest expense in the condensed consolidated statements of operations.

2025 Credit Facility

On August 1, 2025, the Company and certain of its subsidiaries entered into a Credit Agreement with Bank of America, as the administrative agent, the swingline lender and the line of credit issuer (the “2025 Credit Facility”). The 2025 Credit Facility, was to mature on August 1, 2028 and included a $60.0 million term loan facility and a $90.0 million revolving credit facility with designated sub-facility limits of (i) $15.0 million for the U.K. Borrower, (ii) $10.0 million for a swingline facility and (iii) $5.0 million for letters of credit. Actual credit availability under the revolving facility was subject to a borrowing base limitation that was calculated based on a percentage of eligible trade accounts receivable and inventories, the balances of which fluctuate, and was subject to discretionary reserves and revaluation adjustments. The 2025 Credit Facility may have been used for borrowings as well as for the issuance of letters of credit, repaying existing indebtedness outstanding as of the effective date of the 2025 Credit Facility and ongoing working capital and general corporate purposes as defined by the Credit Agreement governing the 2025 Credit Facility. The 2025 Credit Facility replaced the Company’s previous debt arrangements at that time.

Borrowings under the 2025 Credit Facility bore interest at a rate that varied depending on the type of loan and the borrower. The interest rate was calculated using a floating rate plus a margin. Depending on the type of loan, the floating rate was either the prime rate announced by Bank of America, Term SOFR, Daily Simple SOFR, the Euro Interbank Offered Rate (“EURIBOR”) or the Sterling Overnight Index Average Reference Rate (“SONIA”). The margin ranges from 2.00% to 2.75% for base rate loans and SONIA based loans and from 3.00% to 3.75% for Term SOFR, Daily Simple SOFR and EURIBOR loans. The 2025 Credit Facility also provided for an unused line fee, letter of credit fees, and agent fees. The borrowers were able to voluntarily prepay the principal of any advance, without penalty or premium, at any time in whole or in part, subject to certain breakage costs. As of March 31, 2026. there were no outstanding borrowings under the revolving credit facility provided by the 2025 Credit Facility. As of March 31, 2026, interest rates for the term loan and revolving credit facilities under the 2025 Credit Facility were 7.02% and 0.00%, respectively.

The 2025 Credit Facility required the Company and its subsidiaries to (i) maintain a fixed charge coverage ratio, defined as the ratio, determined on a consolidated basis for the Company and its subsidiaries for the applicable measurement period, of (a) EBITDA minus unfinanced capital expenditures and cash taxes paid for such period to (b) consolidated interest charges for such period plus principal payments or redemptions of outstanding debt plus certain restricted payments and (ii) maintain a consolidated leverage ratio, defined as the ratio, determined on a consolidated basis for the Company and its subsidiaries for the applicable measurement period, of (a) certain funded indebtedness minus unrestricted cash up to a maximum of $12.0 million to (b) EBITDA.

The 2025 Credit Facility also contained affirmative and negative covenants that, subject to certain exceptions, limited our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and transactions with affiliates, and encumber and dispose of assets. The 2025 Credit Facility contained customary events of default, including defaults triggered by the failure to make payments when due, breaches of covenants and representations, material impairment in the perfection of the lenders’ security interest in the collateral, and events related to bankruptcy and insolvency of the Company and its subsidiaries. To secure their obligations under the 2025 Credit Facility, the Company and each of the other loan parties granted an all-assets lien with a first priority security interest in substantially all of their assets to the administrative agent.

As part of the 2025 Credit Facility, the Company recorded an aggregate amount of deferred debt financing costs of $2.3 million.

On April 30, 2026, the Company repaid in full the amount then-outstanding under the 2025 Credit Facility in connection with the 2026 Term Loan Facility, as defined and described below. Refer to Note 12 Subsequent Event for further details on the 2026 Term Loan Facility.

Maturities of Term Loan Debt

The following table summarized the maturities of debt, assuming no prepayments or refinancing, are as follows (in thousands):

2026 (remaining nine months)	$6,429
2027	8,571
2028	38,571
53,571
Less:
Current portion	(8,571)
Unamortized debt discount	(726)
Total Term Loan, non-current	$44,274

Note 7. Commitments and Contingencies

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

Intellectual Property Dispute: On May 28, 2025, PDP filed an action for declaratory judgment of non-infringement of four patents purportedly owned by OKYN Holdings, Inc., d/b/a Nyko Technologies (“Nyko”) in the United States District Court for the Southern District of California. Nyko had written to PDP on October 31, 2024 asserting that PDP’s Ultra Slim Charge System for PlayStation 4 (“Ultra Slim”) infringed those patents. Nyko has responded to PDP’s complaint and filed counterclaims for patent infringement by the Ultra Slim. On June 12, 2025, Nyko filed a lawsuit in the Southern District of California asserting that PDP and Turtle Beach Corporation (“TBC”) infringed the same four patents at issue in the declaratory judgment action filed by PDP. On July 8, 2025, PDP and TBC moved to dismiss Nyko’s complaint. On March 25, 2026, the Court partially granted that motion, dismissed TBC, and consolidated the two actions. On April 16, 2026, Nyko filed a First Amended Complaint that again alleged infringement by TBC and PDP. PDP and TBC’s responses to that Complaint have not yet been filed. On September 30, 2025, PDP moved for judgment on the pleadings on multiple aspects of Nyko’s counterclaims and that motion is pending.

Intellectual Property Dispute: On October 3, 2025, Robert Lyden, an individual, filed a patent infringement lawsuit against PDP, Voyetra Turtle Beach, Inc. (“VTB”), and the Company in the United States District Court for the District of Minnesota, asserting infringement of one patent by the Victrix™ Pro BFG™ Wireless Controller and Victrix™ Gambit Wireless Controller. On December 16, 2025, PDP, VTB and the Company moved to dismiss the complaint for improper venue. On March 19, 2026, the Court granted that motion and transferred the case to the United States District Court for the Southern District of California where it is now pending.

The Company will continue to vigorously defend itself in the foregoing unresolved matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at March 31, 2026 for contingent losses associated with these matters unless otherwise disclosed above based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

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

	Three Months Ended
	March 31,
	2026	2025

Warranty, beginning of period	$582	$815
Warranty costs accrued	44	192
Settlements of warranty claims	(121)	(198)
Warranty, end of period	$505	$809

Indemnifications

The Company indemnifies certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of March 31, 2026, no material amounts have been accrued for indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 8. Income Taxes

The following table presents the Company’s income tax benefit and effective income tax rate (in thousands, except percentages):

	Three Months Ended
	March 31,
	2026	2025

Income tax benefit	$(123)	$(109)
Effective income tax rate	0.8%	14.1%

A nominal provision for income taxes was recorded for the three months ended March 31, 2026, as there were no material changes in the Company’s income tax positions, estimates, or circumstances that would require recognition of a current or deferred tax expense or benefit. The Company’s income tax positions, including the assessment of valuation allowances and uncertain tax positions, remain consistent with those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company continues to evaluate the realizability of deferred tax assets and the adequacy of valuation allowances, and will update its estimates as appropriate in future periods.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of March 31, 2026, the Company had uncertain tax positions of $1.8 million, inclusive of $0.4 million of interest and penalties.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred taxes will not be realized. The Company considers all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. Due to the significant 2022 pre-tax loss, coupled with cumulative book losses, the Company recorded a valuation allowance on its net U.S. deferred tax assets as of December 31, 2022. The Company continues to maintain this valuation allowance for the three months ended March 31, 2026. The Company will continue to evaluate all available positive and negative evidence in future periods to assess the realizability of its deferred tax assets and the need for a valuation allowance. Should facts and circumstances change, the Company may adjust its valuation allowance and record income tax expense or benefit in future periods.

The Company is subject to income taxes domestically and in various foreign jurisdictions. The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2022 through 2024, and the state tax years open under the statute of limitations are 2022 through 2024, and the foreign tax years open under the statute of limitations are 2022 through 2024.

Note 9. Equity and Stock-Based Compensation

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

The Company repurchased 161,815 and 121,321 shares of its common stock in the three months ended March 31, 2026 and 2025, respectively, for a total cost of $2.2 million and $1.8 million, respectively.

Stock-Based Compensation

Total stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025

Cost of revenue	$128	$175
Selling and marketing	231	868
Research and development	254	469
General and administrative	752	400
Total stock-based compensation	$1,365	$1,912

The following table summarizes the total unrecognized stock-based compensation expense and remaining recognition period by Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”) (in thousands, except number of years):

	March 31, 2026
	Unrecognized Expense	Remaining weighted average period (In years)

RSUs	$6,163	2.2
PSUs	1,669	0.8
Total unrecognized stock-based compensation expense	$7,832

The following table presents the stock activity and the total number of shares available for grant as of March 31, 2026:

Number of Shares Available
Balance at December 31, 2025	1,849,094
Grants	(13,008)
Cancelled	22,936
Balance as of March 31, 2026	1,859,022

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2025	390,969	$10.23	3.43	$2,174,529
Options Granted	—	—
Options Exercised	(8,315)	5.22
Options Forfeited	(1,550)	19.96
Outstanding at March 31, 2026	381,104	$10.06	3.24	$1,045,496
Vested and expected to vest at March 31, 2026	381,104	$10.06	3.24	$1,045,496
Exercisable at March 31, 2026	381,104	$10.06	3.24	$1,045,496

Stock options generally vested in accordance with the terms of the applicable award agreements and are exercisable for up to ten years once vested. Vested options must be exercised within 90 days following a participant’s termination of service or they are forfeited.

There have been no options granted since the fiscal year 2021.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2025	695,367	$14.19
Granted	13,008	11.81
Vested	(51,008)	17.07
Forfeited	(20,524)	14.81
Nonvested restricted stock at March 31, 2026	636,843	$13.90

Performance-Based Restricted Share Activity

	Number of Shares Underlying Outstanding Performance Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at December 31, 2025	160,127	$14.63
Granted	—	—
Exercised	—	—
Forfeited	(862)	12.15
Outstanding at March 31, 2026	159,265	$12.91

The outstanding PSUs as of March 31, 2026 were comprised of 17,886, 31,182 and 110,278 performance shares that were granted on April 1, 2023, 2024 and 2025, respectively. With respect to the PSUs that were granted on April 1, 2025, the vesting is conditional upon the achievement of certain stock price appreciation targets between May 1, 2025 and May 1, 2026, internal financial targets for the year ended December 31, 2025, and continued service over a three-year service period. The number of units that could be earned ranged from 0% to 175% of the target shares depending on the achievement of these targets. The number of PSUs to be earned is subject to approval by the Board after the completion of the performance period based on the Company’s 2025 financial performance and stock price performance over the performance period 33% of the earned PSUs granted in 2025 will vest in the second quarter of 2026, with the remaining 67% vesting annually over the subsequent two years, subject to continued service.

Warrants

In January 2026, the holders exercised 550,000 wholly-funded warrants to an equal number of shares of the Company's common stock, which related to a series of transactions pursuant to the retirement of Series B Preferred Stock in 2018. Upon exercise, no warrants remained outstanding.

Note 10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders (in thousands, except per-share data):

	Three Months Ended
	March 31,
	2026	2025

Net loss	$(15,206)	$(664)

Weighted average common shares outstanding — Basic	19,498	20,506
Weighted average common shares outstanding — Diluted	19,498	20,506
Net loss per share:
Basic	$(0.78)	$(0.03)
Diluted	$(0.78)	$(0.03)

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

The weighted average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method:

	Three Months Ended
	March 31,
	2026	2025

Stock options	388	638
Restricted stock	662	669
Total	1,050	1,307

Note 11. Segment Information

The Company operates in a single reportable segment. The entire business is managed by a single management team whose chief operating decision maker is the Chief Executive Officer, who evaluates segment performance based on net (loss) income and operating (loss) income for purposes of allocating resources and evaluating financial performance.

The following table represents total net revenue based on where customers are physically located (in thousands):

	Three Months Ended
	March 31,
	2026	2025

Americas	$29,291	$46,984
Europe and Middle East	10,922	13,618
Asia Pacific	1,959	3,299
Total net revenue	$42,172	$63,901

The following table reflects the significant expenses of the Company's reportable segment for the following periods (in thousands):

	Three Months Ended
	March 31,
	2026	2025

Net revenue	$42,172	$63,901
Significant segment expenses:
Cost of revenue	30,878	40,534
Sales	5,590	6,024
Marketing	6,670	6,429
Research and development	4,574	3,993
General and administrative	8,521	8,216
Other costs (recovery) (1)	—	(2,831)
Operating (loss) income	(14,061)	1,536
Interest expense, net	1,369	2,006
Other (income) expense, net	(101)	303
Income tax benefit	(123)	(109)
Net loss	$(15,206)	$(664)

(1) Other costs (recovery) in the three months ended March 31, 2025 include acquisition-related costs and an insurance recovery.

Note 12. Subsequent Event

2026 Term Loan Facility

On April 30, 2026, the Company entered into a new financing agreement (the “2026 Term Loan Financing Agreement”) by and among the Company, VTB, as borrower, each subsidiary of the Company listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto, and Blue Torch, as administrative agent and collateral agent, pursuant to which Blue Torch made a loan to VTB in the aggregate amount of $85.0 million (the “2026 Term Loan Facility”), the proceeds of which were used to or will be used to (a) refinance existing indebtedness of the Company and its subsidiaries; (b) for general corporate purposes; and (c) to pay fees and expenses related to the loan transactions. The 2026 Term Loan Facility will amortize in a quarterly amount equal to 1.25% of the aggregate original principal amount of the 2026 Term Loan Facility and may be prepaid at any time subject to a prepayment premium during the first year of the interest payments payable during the first year plus 3.00%. The 2026 Term Loan Facility is secured by substantially all of the assets of the Company and its subsidiaries which are party to the 2026 Term Loan Facility.

The 2026 Term Loan Facility (a) will mature on April 30, 2029; (b) will bear interest at a rate equal to (i) a base rate plus 6.50% per annum for Reference Rate Loans and SOFR plus 7.50% per annum for SOFR Loans if the total leverage ratio is greater than or equal to 3.00x, (ii) a base rate plus 6.25% per annum for Reference Rate Loans and SOFR plus 7.25% per annum for SOFR Loans if the total leverage ratio is greater than or equal to 2.25x but less than 3.00x, and (iii) a base rate plus 5.75% per annum for Reference Rate Loans and SOFR plus 6.75% per annum for SOFR Loans if the total leverage ratio is less than 2.25x; and (c) is subject to certain affirmative, negative and financial covenants, including a minimum liquidity covenant and a quarterly total net leverage ratio covenant.

2026 Revolving Credit Facility

On April 30, 2026, the Company entered into a Loan, Guaranty and Security Agreement (the “2026 Revolving Credit Agreement”), by and among the Company, VTB, TBC Holding Company LLC, PDP, Turtle Beach Europe Limited, VTB Holdings, Inc., Tide Acquisition Sub II, LLC, the financial institutions party thereto and Bank of America, as agent, collateral agent and security trustee for the lenders to the credit facility (the “2026 Revolving Credit Facility”). The 2026 Revolving Credit Agreement provides for, among other things: (a) subject in each case to the applicable borrowing base, a US commitment in an amount equal to $50.0 million or $65.0 million based on the season and a UK commitment equal to $10.0 million or $15.0 million based on the season; (b) a maturity date of April 30, 2029; (c) interest rate and margin terms such that the loans will bear interest at a rate equal to (1) SOFR, (2) the US Base Rate, (3) SONIA for loans denominated in Sterling, and (4) EURIBOR for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% and 1.00% for US Base Rate Loans and 1.50% and 2.00% for US Term SOFR Loans, UK SONIA Rate Loans and UK EURIBOR Loans; and (d) certain affirmative and negative covenants and a springing (subject to certain triggers) fixed charge coverage ratio. The obligations under the 2026 Revolving Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries which are party to the 2026 Revolving Credit Agreement.

The respective priorities of the security interests securing the 2026 Term Loan Financing Agreement and the 2026 Revolving Credit Agreement are governed by an intercreditor agreement, dated as of April 30, 2026, between the Blue Torch and Bank of America.

The foregoing descriptions of the 2026 Term Loan Financing Agreement and 2026 Revolving Credit Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the 2026 Term Loan Financing Agreement and 2026 Revolving Credit Agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively, with the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our operations and financial condition of Turtle Beach Corporation ("we," "us," "our," the "Company," "Turtle Beach") should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2026 (the “Annual Report.”)

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

Overview

We are a premier audio and gaming technology company with expertise and experience in developing, commercializing, and marketing innovative products across a range of large addressable markets under our brand, Turtle Beach. The Turtle Beach® brand is a market share leader in console gaming headsets for over 16 years running with a vast portfolio of headsets designed to be multiplatform compatible with the latest Xbox, PlayStation, and Nintendo consoles, as well as for PCs and mobile and tablet devices. Our PC product portfolio includes PC gaming headsets, keyboards, mice, microphones and other PC gaming peripherals and in 2021 we expanded our brand beyond gaming headsets and launched our gaming controller product line, as well as, flight simulation and racing simulation accessories. In 2024, we acquired PDP, another leading gaming accessory brand with a robust slate of products, including gaming controllers for all major platforms and licensing deals with popular gaming and entertainment properties. We are headquartered in San Diego, California, and were incorporated in the State of Nevada in 2010.

Business Trends

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

Tariffs Update

Beginning in 2025, the U.S. implemented a broad-based tariff framework applicable to most imports, with higher country- and product-specific rates imposed on certain trading partners, including Mexico, Germany, and China among others. Certain foreign jurisdictions also announced reciprocal measures. In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers

Act (“IEEPA”) were unconstitutional. Following this decision, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to establish a process for issuing refunds related to these tariffs.

On April 20, 2026, CBP launched an online portal for the submission of IEEPA-related tariff refund requests. Submitted claims will be reviewed by CBP to determine eligibility prior to the issuance of any refunds. In response to the Supreme Court’s ruling, the U.S. implemented a new 10% tariff on all imports under Section 122 of the Trade Act of 1974. These tariffs became effective on February 24, 2026, and are scheduled to remain in effect for up to 150 days, which is the maximum duration permitted under Section 122 without congressional authorization. Existing exclusions, including those related to the United States-Mexico-Canada Agreement (“USMCA”), remain in effect. As of March 31, 2026, our condensed consolidated financial statements do not reflect any impacts attributable to such refunds.

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2026	2025

Net revenue	$42,172	$63,901
Cost of revenue	30,878	40,534
Gross profit	11,294	23,367
Operating expenses	25,355	21,831
Operating (loss) income	(14,061)	1,536
Interest expense, net	1,369	2,006
Other (income) expense, net	(101)	303
Loss before income tax	(15,329)	(773)
Income tax benefit	(123)	(109)
Net loss	$(15,206)	$(664)

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2026	2025

Net Revenue	$42,172	$63,901
Gross Profit	$11,294	$23,367
Gross Margin	26.8%	36.6%

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

Net revenue for the three months ended March 31, 2026 was $42.2 million, a $21.7 million decrease from $63.9 million for the three months ended March 31, 2025, reflecting softer market demand for gaming accessories driven primarily by macroeconomic challenges affecting consumer spending.

For the three months ended March 31, 2026, gross margin decreased to 26.8% from 36.6% in the comparable prior year period primarily due to decline in net revenues relative to cost of goods sold. During the three months ended March 31, 2026, gross margin was adversely affected compared with the prior year quarter, driven in part by transition-related costs associated with the relocation of the Company's principal third-party logistics provider.

Operating Expenses

	Three Months Ended
	March 31,
	2026	2025
(in thousands)
Selling and marketing	$12,260	$12,453
Research and development	4,574	3,993
General and administrative	8,521	8,216
Subtotal operating expenses	25,355	24,662
Insurance recovery	—	(3,439)
Acquisition-related cost	—	608
Total operating expenses	$25,355	$21,831

Selling and Marketing

Selling and marketing expenses decreased by $0.2 million, or 1.5% for the three months ended March 31, 2026 as compared to the same period in the prior year primarily due to lower employee compensation cost.

Research and Development

Research and development costs increased by $0.6 million or 14.6% for the three months ended March 31, 2026 as compared to the same period in the prior year due to engineering costs related to new products.

General and Administrative

General and administrative expenses increased by $0.3 million or 3.7% for the three months ended March 31, 2026 as compared to the same period in the prior year primarily due to professional services and fees.

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

Interest expense

Interest expense decreased by $0.6 million or 31.8% for the three months ended March 31, 2026, as compared to the same period in the prior year primarily due to lower interest costs associated with our refinancing in August 2025.

Income Taxes

Income tax benefit for the three months ended March 31, 2026 was $0.1 million at an effective tax rate of 0.8% compared to income tax benefit of $0.1 million for the three months ended March 31, 2025 at an effective tax rate of 14.1%. The effective tax rate for the three months ended March 31, 2026 was primarily impacted by the change in U.S. valuation allowance, foreign taxes and Federal and State current tax. The effective tax rate for the three months ended March 31, 2025 was primarily impacted by the change in U.S. valuation allowance and foreign taxes.

Key Performance Indicators and Non-GAAP Measures

Management routinely reviews key performance indicators, including revenue, operating income and margins, and earnings per share, among others. In addition, we believe certain other measures provide useful information to management and investors about us and our financial condition and results of operations for the following reasons: (i) they are measures used by our Board and management team to evaluate our operating performance; (ii) they are measures used by our management team to make day-to-day operating decisions; (iii) the adjustments made are often viewed as either non-recurring or not reflective of ongoing financial performance and/or have no cash impact on operations; and (iv) the measures are used by securities analysts, investors and other interested parties as a common operating performance measure to compare results across companies in our industry by adjusting for potential differences caused by variations in capital structures (affecting relative interest expense), and the age and book value of facilities and equipment (affecting relative depreciation and amortization expense). These other metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and given the limitations of these metrics as analytical tools, should not be considered a substitute for gross profit, gross margins, net income (loss) or other consolidated income statement data as determined in accordance with GAAP.

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

Adjusted EBITDA (and a reconciliation to Net loss, the nearest GAAP financial measure) for the three months ended March 31, 2026 and March 31, 2025, are as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025

Net loss	$(15,206)	$(664)
Interest expense, net	1,369	2,006
Depreciation and amortization	2,893	3,126
Stock-based compensation	1,365	1,912
Income tax benefit	(123)	(109)
Restructuring expense (1)	224	5
Acquisition-related costs (2)	—	608
Loss on inventory in transit and other costs (3)	—	605
Professional fees, litigation and other (4)	2,978	—
Insurance recovery (5)	—	(3,439)
Adjusted EBITDA	$(6,500)	$4,050

(1)
Restructuring expenses are costs in connection with reorganization of operations. These costs primarily include severance and related benefits.
(2)
Costs in connection with reorganization of operations which primarily include severance, related benefits and post-acquisition costs related to PDP acquisition.
(3)
Loss of inventory while in transit.
(4)
Professional fees related to potential acquisition opportunities, warehouse relocation and certain litigation proceedings fees.
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

The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended
	March 31,
	2026	2025

Cash and cash equivalents at beginning of period	$16,963	$12,995
Net cash provided by operating activities	29,377	40,452
Net cash (used for) provided by investing activities	(276)	2,349
Net cash used for financing activities	(33,682)	(44,877)
Effect of exchange rate changes on cash and cash equivalents	(62)	765
Cash and cash equivalents at end of period	$12,320	$11,684

Cash Flows from Operating activities

Cash provided by operating activities for the three months ended March 31, 2026 was $29.4 million, decrease of $11.1 million as compared to $40.5 million used for the three months ended March 31, 2025. The decrease is primarily due to higher net loss of $14.5 million, paydown of accounts payable of $8.9 million and lower accounts receivable of $5.6 million. This was partially offset by $7.4 million of inventory sold, lower paydown of $5.4 million in other liabilities and lower prepaid expenses and other assets of $4.0 million.

Cash provided by operating activities for the three months ended March 31, 2025 was $40.5 million, an increase of $13.2 million as compared to $27.3 million for the three months ended March 31, 2024. The increase is primarily due to higher gross receipts as a result of incremental PDP revenue.

Cash Flows from Investing activities

Cash used for investing activities was $0.3 million for the three months ended March 31, 2026, which was primarily related to purchase of property and equipment of $0.3 million, compared to $2.3 million used for the three months ended March 31, 2025 primarily related to the acquisition of the PDP business.

Cash provided by investing activities was $2.3 million for the three months ended March 31, 2025, which was primarily related to a $2.5 million working capital adjustment payment, compared to $76.2 million used for the three months ended March 31, 2024 primarily related to the acquisition of the PDP business.

Cash Flows from Financing activities

Net cash used for financing activities was $33.7 million during the three months ended March 31, 2026 compared to net cash provided by financing activities of $44.9 million during the three months ended March 31, 2025. Financing activities during the three months ended March 31, 2026 consisted primarily of $29.4 million repayment of revolving credit facility, $2.1 million term loan principal payment and $2.2 million repurchase of our common stock.

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

Foreign cash balances at March 31, 2026 and December 31, 2025 were $6.6 million and $8.7 million, respectively.

2025 Credit Facility

On August 1, 2025, we and certain of our subsidiaries entered into the 2025 Credit Facility. The 2025 Credit Facility was to mature on August 1, 2028 and included a $60 million term loan facility and a $90 million revolving credit facility with designated sub-facility limits of (i) $15 million for the U.K. Borrower, (ii) $10 million for a swingline facility and (iii) $5 million for letters of credit. Actual credit availability under the revolving facility was subject to a borrowing base limitation that was calculated based on a percentage of eligible trade accounts receivable and inventories, the balances of which fluctuate, and was subject to discretionary reserves and revaluation adjustments. The 2025 Credit Facility may have been used for borrowings as well as for the issuance of letters of credit, repaying existing indebtedness outstanding as of the effective date of the 2025 Credit Facility and ongoing working capital and general corporate purposes as defined by the Credit Agreement governing the 2025 Credit Facility. The 2025 Credit Facility replaced our previous debt arrangements at that time.

Borrowings under the 2025 Credit Facility bore interest at a rate that varied depending on the type of loan and the borrower. The interest rate was calculated using a floating rate plus a margin. Depending on the type of loan, the floating rate was either the prime rate announced by Bank of America, Term SOFR, Daily Simple SOFR, EURIBOR or SONIA. The margin will range from 2.00% to 2.75% for base rate loans and SONIA based loans and from 3.00% to 3.75% for Term SOFR, Daily Simple SOFR and EURIBOR loans. The 2025 Credit Facility also provided for an unused line fee, letter of credit fees, and agent fees. The borrowers were able to voluntarily prepay the principal of any advance, without penalty or premium, at any time in whole or in part, subject to certain breakage costs. As of March 31, 2026, there were no outstanding borrowings under the revolving credit facility provided by the 2025 Credit Facility. As of March 31, 2026, interest rates for the term loan and revolving credit facilities under the 2025 Credit Facility were 7.02% and 0.00%, respectively.

The 2025 Credit Facility required us and our subsidiaries to (i) maintain a fixed charge coverage ratio, defined as the ratio, determined on a consolidated basis for us and our subsidiaries for the applicable measurement period, of (a) EBITDA minus unfinanced capital expenditures and cash taxes paid for such period to (b) consolidated interest charges for such period plus principal payments or redemptions of outstanding debt plus certain restricted payments and (ii) maintain a consolidated leverage ratio, defined as the ratio, determined on a consolidated basis for us and our subsidiaries for the applicable measurement period, of (a) certain funded indebtedness minus unrestricted cash up to a maximum of $12.0 million to (b) EBITDA.

The 2025 Credit Facility also contained affirmative and negative covenants that, subject to certain exceptions, limited our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and transactions with affiliates, and encumber and dispose of assets. The 2025 Credit Facility contained customary events of default, including defaults triggered by the failure to make payments when due, breaches of covenants and representations, material impairment in the perfection of the lenders’ security interest in the collateral, and events related to bankruptcy and insolvency of us and our subsidiaries. To secure their obligations under the 2025 Credit Facility, the Company and each of the other loan parties granted an all-assets lien with a first priority security interest in substantially all of their assets to the administrative agent.

As part of the Credit Agreement, we recorded deferred debt financing costs of $2.3 million.

On April 30, 2026, the Company repaid in full the amount then-outstanding under the 2025 Credit Facility in connection with the 2026 Credit Facility.

2026 Term Loan Facility

On April 30, 2026, we entered into the 2026 Term Loan Facility governed by the 2026 Term Loan Financing Agreement by and among us, VTB, as borrower, each of our subsidiaries listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto, and Blue Torch, as administrative agent and collateral agent, pursuant to which Blue Torch made a loan to VTB in the aggregate amount of $85.0 million, the proceeds of which were used to or will be used to (a) refinance existing indebtedness of ours and our subsidiaries; (b) for general corporate purposes; and (c) to pay fees and expenses related to the loan transactions. The 2026 Term Loan Facility will amortize in a quarterly amount equal to 1.25% of the aggregate original principal amount of the 2026 Term Loan Facility and may be prepaid at any time subject to a prepayment premium during the first year of the interest payments payable during the first year plus 3.00%. The 2026 Term Loan Facility is secured by substantially all of our assets and those of our subsidiaries which are party to the 2026 Term Loan Facility.

The 2026 Term Loan Facility (a) will mature on April 30, 2029; (b) will bear interest at a rate equal to (i) a base rate plus 6.50% per annum for Reference Rate Loans and SOFR plus 7.50% per annum for SOFR Loans if the total leverage ratio is greater than or equal to 3.00x, (ii) a base rate plus 6.25% per annum for Reference Rate Loans and SOFR plus 7.25% per annum for SOFR Loans if the total leverage ratio is greater than or equal to 2.25x but less than 3.00x, and (iii) a base rate plus 5.75% per annum for Reference Rate Loans and SOFR plus 6.75% per annum for SOFR Loans if the total leverage ratio is less than 2.25x; and (c) is subject to certain affirmative, negative and financial covenants, including a minimum liquidity covenant and a quarterly total net leverage ratio covenant.

2026 Revolving Credit Facility

On April 30, 2026, we entered into the 2026 Revolving Credit Facility governed by the 2026 Revolving Credit Agreement, by and among us, Voyetra Turtle Beach, Inc., TBC Holding Company LLC, Performance Designed Products LLC, Turtle Beach Europe Limited, VTB Holdings, Inc., Tide Acquisition Sub II, LLC, the financial institutions party thereto and Bank of America, as agent, collateral agent and security trustee for the lenders to the credit facility. The 2025 Revolving Credit Agreement provides for, among other things: (a) subject in each case to the applicable borrowing base, a US commitment in an amount equal to $50.0 million or $65.0million based on the season and a UK commitment equal to $10.0 million or $15.0 million based on the season; (b) a maturity date of April 30, 2029; (c) interest rate and margin terms such that the loans will bear interest at a rate equal to (1) SOFR, (2) the US Base Rate, (3) SONIA for loans denominated in Sterling, and (4) EURIBOR for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% and 1.00% for US Base Rate Loans and 1.50% and 2.00% for US Term SOFR Loans, UK SONIA Rate Loans and UK EURIBOR Loans; and (d) certain affirmative and negative covenants and a springing (subject to certain triggers) fixed charge coverage ratio. The obligations under the 2026 Revolving Credit Agreement are secured by substantially all of our assets and those of our subsidiaries which are party to the 2026 Revolving Credit Agreement.

The respective priorities of the security interests securing the 2026 Term Loan Financing Agreement and the 2026 Revolving Credit Agreement are governed by an intercreditor agreement, dated as of April 30, 2026, between Blue Torch and Bank of America.

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

Item 3 - Qualitative and Quantitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates, foreign currency exchange rates and inflation.

We have used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. We do not use derivative financial instruments for speculative or trading purposes. As of March 31, 2026 and December 31, 2025, we did not have any derivative financial instruments.

Interest Rate Risk

As of March 31, 2026, we had cash of $12.3 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

We are exposed to interest rate risk primarily through borrowings under our amended Credit Agreement, which bears interest at variable rates. The applicable interest rate varies based on the type of loan and the borrower and is calculated using a floating benchmark rate plus an applicable margin. Depending on the loan type and currency, the floating benchmark may be the prime rate announced by Bank of America, Term SOFR, Daily Simple SOFR, EURIBOR, or SONIA. Because these benchmark rates fluctuate with market conditions, our interest expense will increase or decrease as the underlying reference rates change. As of December 31, 2025, under the amended Credit Agreement, we had $85.1 million of outstanding balance at face value. A 100 basis-point change in applicable benchmark interest rates would increase or decrease our annual interest expense by approximately $0.5 million based on $53.6 million of variable-rate borrowings outstanding.

Foreign Currency Exchange Risk

We have exchange rate exposure primarily with respect to the British Pound and Euro. As of March 31, 2026 and December 31, 2025, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

Inflation Risk

We remain exposed to market risk driven by inflationary pressures affecting our costs and demand for the products we sell. Such inflationary pressures have been and could continue to be exacerbated by continued high tariffs, higher oil prices, geopolitical turmoil, and economic policy actions and could lead to a recessionary environment. In recent years, our business has been affected by volatile global supply chain constraints and unfavorable changes in economic or political conditions in the countries and markets where we operate. Our financial performance continues to be influenced by shifting economic and political landscapes, most notably regarding evolving U.S. trade policies. The incremental tariffs have had and may continue to have an adverse impact on our result of operations.

Inflationary pressures can also have a negative impact on demand for the products we sell. Reduced or delayed discretionary spending by consumers in response to inflationary pressures has reduced consumer demand for our products, and may result in reduced sales.

The global and regional economic and political conditions, as well as changes in trade policies, have caused and may continue to cause volatility in demand for our products as well as the cost of tariffs, materials and logistics, and transportation delays, and as a result have impacted and may continue to impact the pricing of our products, product availability and our results of operations.

We continue to experience the on-going impacts of a higher interest rate environment, which resulted in higher cost of goods, selling expenses, and general and administrative expenses. Such increases have had and may continue to have a negative impact on our profit margins if selling prices of products do not increase with the increased costs.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Principal Executive Officer (or PEO) and our Principal Financial Officer (or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were ineffective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

We are in process of remediating the material weaknesses identified and discussed in Part II, Item 9A. Controls Procedures of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no changes in our internal control over financial reporting during the period covered that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

Please refer to Note 7, “Commitments and Contingencies” in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A - Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On May 7, 2025, our Board authorized a stock repurchase program to acquire up to $75.0 million of Company common stock. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restrictions in our debt agreements and other factors. We intend to fund the share repurchases using cash from operations or short-term borrowings and may suspend or discontinue repurchases at any time. The share repurchase program is scheduled to expire on May 6, 2027.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
January 1-31, 2026	161,815	$13.54	161,815
February 1-28, 2026	—	$—	—
March 1-31, 2026	—	$—	—	$55,592,411
Total	161,815	$13.54	161,815

Item 5 - Other Information

On March 17, 2026, Andrew Wolfe, a member of the Board, entered into a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (such arrangement, a “10b5-1 Plan”). Mr. Wolfe’s 10b5-1 Plan provides for the potential sale of up to 24,278 shares of common stock in amounts and prices set forth in the plan. Mr. Wolfe’s 10b5-1 Plan terminates on March 23, 2027, or date all shares under the plan are sold.

On March 23, 2026, Katherine Scherping, a member of the Board, entered into a 10b5-1 Plan. Ms. Scherping’s 10b5-1 Plan provides for the potential sale of up to 13,465 shares of common stock in amounts and prices set forth in the plan. Ms. Scherping’s 10b5-1 Plan terminates on March 23, 2027, or date all shares under the plan are sold.

Except as described above, none of our other directors or executive officers adopted or terminated a 10b5-1 Plan, or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K) during the three months ended March 31, 2026.

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

10.1

Cooperation Agreement, dated March 9, 2026, by and among Turtle Beach Corporation, TDG CP LLC, The Donerail Group Inc., The Donerail Group & Co LLC and William Wyatt (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2026).

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

** Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TURTLE BEACH CORPORATION

Date:	May 7, 2026	By:	/s/ MARK WEINSWIG
Mark Weinswig Chief Financial Officer
(Principal Financial and Accounting Officer)