Form 10-Q
period 2026-06-30
Turtle Beach Corp
filed 2026-08-06
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on July 30, 2026 was 17,909,711.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per-share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Net revenue	$56,365	$56,777	$98,537	$120,678
Cost of revenue	34,502	38,515	65,380	79,049
Gross profit	21,863	18,262	33,157	41,629
Operating expenses:
Selling and marketing	14,700	12,731	26,960	25,184
Research and development	4,813	4,471	9,387	8,464
General and administrative	5,401	7,354	13,922	15,570
Insurance recovery	—	(5,965)	—	(9,404)
Acquisition-related cost	—	—	—	608
Total operating expenses	24,914	18,591	50,269	40,422
Operating (loss) income	(3,051)	(329)	(17,112)	1,207
Interest expense, net	3,666	2,049	5,035	4,055
Other expense (income), net	73	799	(28)	1,102
Loss before income tax	(6,790)	(3,177)	(22,119)	(3,950)
Income tax expense (benefit)	521	(246)	398	(355)
Net loss	$(7,311)	$(2,931)	$(22,517)	$(3,595)

Net loss per share
Basic	$(0.38)	$(0.14)	$(1.16)	$(0.17)
Diluted	$(0.38)	$(0.14)	$(1.16)	$(0.17)
Weighted average number of shares:
Basic	19,182	20,667	19,339	20,587
Diluted	19,182	20,667	19,339	20,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net loss	$(7,311)	$(2,931)	$(22,517)	$(3,595)
Other comprehensive income (loss):
Foreign currency translation adjustment	167	2,787	(476)	3,554
Other comprehensive income (loss)	167	2,787	(476)	3,554
Comprehensive loss	$(7,144)	$(144)	$(22,993)	$(41)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,565	$16,963
Accounts receivable, net	37,941	76,797
Inventories	56,544	69,222
Prepaid expenses and other current assets	10,935	10,831
Total Current Assets	124,985	173,813
Property and equipment, net	2,372	2,995
Goodwill	50,428	50,428
Intangible assets, net	30,376	34,344
Other assets	7,006	7,474
Total Assets	$215,167	$269,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$—	$29,383
Accounts payable	27,863	24,934
Term Loan, current	4,250	8,571
Other current liabilities	20,435	24,789
Total Current Liabilities	52,548	87,677
Term Loan, non-current	76,439	46,339
Income tax payable	820	820
Other liabilities	4,644	5,720
Total Liabilities	134,451	140,556
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 17,909,711 and 19,185,869 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	18	19
Additional paid-in capital	204,401	229,189
Accumulated deficit	(124,880)	(102,363)
Accumulated other comprehensive income	1,177	1,653
Total Stockholders’ Equity	80,716	128,498
Total Liabilities and Stockholders’ Equity	$215,167	$269,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,517)	$(3,595)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,669	2,191
Amortization of intangible assets	3,968	4,033
Amortization of debt financing costs	486	553
Stock-based compensation	2,636	2,920
Deferred income taxes	(227)	231
Change in sales returns reserve	3,379	2,962
Provision for obsolete inventory	678	1,176
Loss on extinguishment of debt	1,755	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	35,476	53,727
Inventories	12,000	(6,731)
Prepaid expenses and other assets	636	(681)
Accounts payable	2,515	(990)
Income taxes payable	(821)	(3,367)
Other liabilities	(5,764)	(15,126)
Net cash provided by operating activities	35,869	37,303
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(848)	(496)
Cash acquired in business combination	—	2,515
Net cash (used in) provided by investing activities	(848)	2,019
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	33	140,346
Repayment of revolving credit facilities	(29,416)	(169,819)
Proceeds from term loan	82,450	—
Repayment of term loan	(56,777)	(5,625)
Proceeds from exercise of stock options	274	112
Repurchase of restricted stock	(500)	—
Repurchase of common stock	(27,197)	(6,760)
Debt financing costs	(1,247)	—
Net cash used in financing activities	(32,380)	(41,746)
Effect of exchange rate changes on cash and cash equivalents	(39)	1,134
Net increase (decrease) in cash and cash equivalents	2,602	(1,290)
Cash and cash equivalents at the beginning of period	16,963	12,995
Cash and cash equivalents at the end of period	$19,565	$11,705

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Property and equipment purchases included in accounts payable and accrued liabilities	$372	$753
Unpaid debt financing costs	$75	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited, in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2025	19,186	$19	$229,189	$(102,363)	$1,653	$128,498
Net loss	—	—	—	(15,206)	—	(15,206)
Other comprehensive loss, net of tax	—	—	—	—	(643)	(643)
Issuance of restricted stock	25	—	—	—	—	—
Stock options exercised	8	—	43	—	—	43
Stock-based compensation	—	—	1,365	—	—	1,365
Exercise of wholly-funded warrants	550	1	(1)	—	—	—
Repurchase of common stock	(162)	—	(2,199)	—	—	(2,199)
Balance at March 31, 2026	19,607	$20	$228,397	$(117,569)	$1,010	$111,858
Net loss	—	—	—	(7,311)	—	(7,311)
Other comprehensive income, net of tax	—	—	—	—	167	167
Issuance of restricted stock	259	—	—	—	—	—
Stock options exercised	38	—	231	—	—	231
Stock-based compensation	—	—	1,271	—	—	1,271
Repurchase of common stock to satisfy employee tax withholding obligations	—	—	(500)	—	—	(500)
Repurchase of common stock	(1,995)	(2)	(24,998)	—	—	(25,000)
Balance at June 30, 2026	17,909	$18	$204,401	$(124,880)	$1,177	$80,716

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total

Balance at December 31, 2024	19,962	$20	$239,983	$(118,094)	$(1,305)	$120,604
Net loss	—	—	—	(664)	—	(664)
Other comprehensive income, net of tax	—	—	—	—	767	767
Issuance of restricted stock	9	—	—	—	—	—
Stock options exercised	—	—	5	—	—	5
Stock-based compensation	—	—	1,912	—	—	1,912
Repurchase of common stock	(121)	—	(1,750)	—	—	(1,750)
Balance at March 31, 2025	19,850	$20	$240,150	$(118,758)	$(538)	$120,874
Net loss	—	—	—	(2,931)	—	(2,931)
Other comprehensive income, net of tax	—	—	—	—	2,787	2,787
Issuance of restricted stock	314	—	—	—	—	—
Stock options exercised	32	—	107	—	—	107
Stock-based compensation	—	—	1,008	—	—	1,008
Repurchase of common stock	(373)	—	(5,010)	—	—	(5,010)
Balance at June 30, 2025	19,823	$20	$236,255	$(121,689)	$2,249	$116,835

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

Accounts receivable are unsecured and represent amounts due based on contractual obligations of customers. Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable were as follows:

	June 30,	December 31,
	2026	2025

Customer A	31.8%	33.8%
Customer B	15.4%	17.5%
Customer C	16.6%	17.4%
Customer D	*	12.4%

* Customer accounted for less than 10% of total accounts receivable in the period.

Customers that accounted for more than 10% of revenue during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Customer A	17.8%	24.8%	20.4%	20.1%
Customer B	26.0%	17.2%	22.5%	22.5%
Customer C	13.3%	12.3%	13.5%	13.6%
Customer D	*	10%	*	*

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

Other recently issued accounting pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit. As of June 30, 2026 and December 31, 2025, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

The following is a summary of the carrying amounts and estimated fair values of the Company's financial instruments, which is classified as Level 1, as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Reported	Fair Value	Reported	Fair Value

Financial Assets and Liabilities:
Cash and cash equivalents	$19,565	$19,565	$16,963	$16,963

Cash equivalents are stated at amortized cost, which approximates fair value as of the consolidated balance sheet dates, due to the short period of time to maturity; and accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying values of the 2026 Revolving Credit Facility and 2026 Term Loan due in 2029 approximate fair value as their stated interest rates reflect current market rates.

Note 4. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	June 30, 2026	December 31, 2025

Finished goods	$53,441	$64,006
Raw materials	3,103	5,216
Total inventories	$56,544	$69,222

During the three months ended June 30, 2026, the Company received tariff refunds totaling $8.2 million from the U.S. Customs and Border Protection related to previously paid import duties, all of which were recorded as an increase to cash. Of the total amount received, $4.3 million related to tariffs recognized in cost of revenue during the prior fiscal year. Because the Company's right to the refund was established and the refund was received during the current quarter, the amount was recognized as a reduction of cost of goods revenue during the three months ended June 30, 2026. An additional $3.6 million related to tariffs previously capitalized as a component of inventory and was recognized as a reduction to inventory. The remaining amount, representing statutory interest on the refunded duties of $0.3 million, was recognized in Other expense (income), net in the accompanying condensed consolidated statements of operations.

Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	June 30, 2026	December 31, 2025

Machinery and equipment	$1,079	$1,079
Software and software development	2,137	2,138
Furniture and fixtures	1,241	1,251
Tooling	11,160	10,150
Leasehold improvements	1,179	1,159
Demonstration units and convention booths	2,353	2,356
Total property and equipment, gross	19,149	18,133
Less: accumulated depreciation and amortization	(16,777)	(15,138)
Total property and equipment, net	$2,372	$2,995

Depreciation and amortization expense on property and equipment was $0.8 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation and amortization expense on property and equipment was $1.7 million and $2.2 million for the six months ended June 30, 2026 and 2025.

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025

Accrued royalty	$3,775	$8,088
Accrued employee expenses	2,013	2,487
Accrued tax-related payables	1,537	3,919
Accrued freight	2,885	1,839
Accrued marketing	1,594	2,164
Accrued expenses	8,631	6,292
Total other current liabilities	$20,435	$24,789

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

There was no change in the carrying amount of goodwill (in thousands):

	June 30, 2026	December 31, 2025

Goodwill	$50,428	$50,428

Intangible Assets, net

Acquired identifiable intangible assets, and related accumulated amortization, as of June 30, 2026 and December 31, 2025 consist of (in thousands):

	June 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Book Value

Customer relationships	$10,285	$7,531	$2,754
Tradenames	18,293	7,795	10,498
Developed technology	27,706	10,582	17,124
Patent and trademarks	784	784	-
Total Intangible Assets	$57,068	$26,692	$30,376

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Book Value

Customer relationships	$10,285	$7,034	$3,251
Tradenames	18,293	6,681	11,612
Developed technology	27,706	8,273	19,433
Patent and trademarks	784	736	48
Total Intangible Assets	$57,068	$22,724	$34,344

Amortization expense related to definite lived intangible assets of $2.0 million was recognized for both the three months ended June 30, 2026 and 2025. Amortization expense related to definite lived intangible assets of $4.0 million was recognized for both the six months ended June 30, 2026 and 2025.

As of June 30, 2026, estimated annual amortization expense related to definite lived intangible assets in future periods was as follows (in thousands):

2026 (remaining six months)	$3,795
2027	7,590
2028	7,590
2029	7,590
2030	3,346
Thereafter	465
Total	$30,376

Note 6. Credit Facility and Long-Term Debt

The following table presents the outstanding principal amounts of the Revolving Credit Facility and Term Loan (in thousands):

	June 30, 2026	December 31, 2025
Revolving credit facility	$—	$29,383
Term loan	$83,938	$55,714

Total interest expense, inclusive of amortization of deferred financing costs, on current and non-current debt obligations was $2.2 million and $2.0 million for the three months ended June 30, 2026 and 2025, respectively. Total interest expense, inclusive of amortization of deferred financing costs, on current and non-current debt obligations was $3.6 million and $4.1 million for the six months ended June 30, 2026 and 2025, respectively.

Amortization of deferred financing costs was $0.3 million for both the three months ended June 30, 2026 and 2025. Amortization of deferred financing costs was $0.5 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively.

2024 Revolving Credit Facility

In 2024, the Company maintained a Revolving Credit Facility (the “2024 Revolving Credit Facility”) with Bank of America, N.A. (“Bank of America”) that provided up to $50.0 million in borrowing capacity, including a $10.0 million sub-facility for Turtle Beach Europe Limited, and was secured by substantially all Company assets. On March 13, 2024, the Company entered into a Fourth Amendment, dated as of March 13, 2024 (the “Fourth Amendment”), to the 2024 Revolving Credit Facility. The Company executed a Fourth Amendment to the facility, extending the maturity to March 13, 2027, incorporating Performance Designed Products LLC (“PDP”) acquisition assets into the U.S. Borrowing Base and updating interest rate and fee terms. The facility included customary covenants, including a minimum fixed-charge coverage ratio when availability thresholds were not met, and restrictions on additional indebtedness, dividends share repurchases, certain investments, mergers, and asset sales.

On August 1, 2025, the Company entered into the 2025 Credit Facility, defined and discussed below, and repaid in full the amount then-outstanding under the 2024 Revolving Credit Facility. The Company treated the 2025 Credit Facility as a partial extinguishment of the 2024 Revolving Credit Facility and recognized a loss on extinguishment of debt of $0.3 million to write-off the unamortized deferred financing costs in interest expense in its condensed consolidated statements of operations.

2024 Term Loan Facility

In March 2024, the Company entered into a $50.0 million Term Loan Facility (the “2024 Term Loan Facility”) with Blue Torch Finance, LLC (“Blue Torch”) to support the PDP acquisition, repay certain indebtedness of the acquired business, cover transaction‑related fees, and provide general corporate liquidity. The facility was being amortized over its term, was secured by substantially all Company assets, and carried a prepayment premium that expired in March 2025.

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

2025 Credit Facility

On August 1, 2025, the Company and certain of our subsidiaries entered into a Credit Agreement with Bank of America, as the administrative agent, the swingline lender and the line of credit issuer ("the 2025 Credit Facility"). The 2025 Credit Facility was to mature on August 1, 2028 and included a $60 million term loan facility and a $90 million revolving credit facility with designated sub-facility limits of (i) $15 million for the U.K. Borrower, (ii) $10 million for a swingline facility and (iii) $5 million for letters of credit. Actual credit availability under the revolving facility was subject to a borrowing base limitation that was calculated based on a percentage of eligible trade accounts receivable and inventories, the balances of which fluctuate, and was subject to discretionary reserves and revaluation adjustments. The 2025 Credit Facility may have been used for borrowings as well as for the issuance of letters of credit, repaying existing indebtedness outstanding as of the effective date of the 2025 Credit Facility and ongoing working capital and general corporate purposes as defined by the Credit Agreement governing the 2025 Credit Facility. The 2025 Credit Facility replaced our previous debt arrangements at that time.

Prior to its repayment and termination, borrowings under the 2025 Credit Facility bore interest at a rate that varied depending on the type of loan and the borrower. The interest rate was calculated using a floating rate plus a margin. Depending on the type of loan, the floating rate was either the prime rate announced by Bank of America, Term SOFR, Daily Simple SOFR, EURIBOR or SONIA. The margin ranged from 2.00% to 2.75% for base rate loans and SONIA based loans and from 3.00% to 3.75% for Term SOFR, Daily Simple SOFR and EURIBOR loans. The 2025 Credit Facility also provided for an unused line fee, letter of credit fees, and agent fees. The borrowers were able to voluntarily prepay the principal of any advance, without penalty or premium, at any time in whole or in part, subject to certain breakage costs.

On April 30, 2026, the Company repaid in full the amount then-outstanding under the 2025 Credit Facility in connection with the 2026 Term Loan Facility, as defined and described below. Accordingly, the 2025 Credit Facility was no longer available to the Company as of June 30, 2026. As part of the repayment, the Company recognized a loss on extinguishment of debt of $1.8 million to write-off the unamortized deferred financing costs in interest expense in its condensed consolidated statements of operations.

2026 Term Loan Facility

On April 30, 2026, the Company entered into a new financing agreement (the “2026 Term Loan Financing Agreement”) by and among the Company, Voyetra Turtle Beach, Inc. (“VTB"), as borrower, each subsidiary of the Company listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto, and Blue Torch, as administrative agent and collateral agent, pursuant to which Blue Torch made a loan to VTB in the aggregate amount of $85.0 million (the “2026 Term Loan Facility”), the proceeds of which were used to or will be used to (a) refinance existing indebtedness of the Company and its subsidiaries; (b) for general corporate purposes; and (c) to pay fees and expenses related to the loan transactions. The 2026 Term Loan Facility will amortize in a quarterly amount equal to 1.25% of the aggregate original principal amount of the 2026 Term Loan Facility. Any prepayment, or any acceleration or other repayment in connection with an insolvency proceeding, occurring during the first twelve months following the closing date will be subject to a prepayment premium equal to (i) the interest that would otherwise have accrued on the principal amount being repaid through the twelve-month anniversary of the closing date, plus (ii) 3.00% of the principal amount being repaid, provided that no such premium applies to regularly scheduled quarterly amortization payments or to certain prepayments specified in the 2026 Term Loan Financing Agreement. The 2026 Term Loan Facility is secured by substantially all of the assets of the Company and its subsidiaries which are party to the 2026 Term Loan Facility.

The 2026 Term Loan Facility (a) will mature on April 30, 2029; (b) will bear interest at a rate equal to (i) a base rate plus 6.50% per annum for Reference Rate Loans and SOFR plus 7.50% per annum for SOFR Loans if the total leverage ratio is greater than or equal to 3.00x, (ii) a base rate plus 6.25% per annum for Reference Rate Loans and SOFR plus 7.25% per annum for SOFR Loans if the total leverage ratio is greater than or equal to 2.25x but less than 3.00x, and (iii) a base rate plus 5.75% per annum for Reference Rate Loans and SOFR plus 6.75% per annum for SOFR Loans if the total leverage ratio is less than 2.25x; and (c) is subject to certain affirmative, negative and financial covenants, including a minimum liquidity covenant and a quarterly total net leverage ratio covenant. As of June 30, 2026, the interest rate for outstanding borrowings was 11.17%.

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

As of June 30, 2026, the Company was in compliance with all the financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $31.0 million.

As part of the 2026 Credit Facility, the Company recorded an aggregate amount of deferred debt financing costs of $1.2 million in its condensed consolidated balance sheet.

Maturities of Term Loan Debt

The following table summarizes the maturities of debt, assuming no prepayments or refinancing, are as follows (in thousands):

2026 (remaining six months)	$2,125
2027	4,250
2028	4,250
2029	73,313
83,938
Less:
Current portion	(4,250)
Unamortized debt discount	(3,249)
Total Term Loan, non-current	$76,439

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

Intellectual Property Dispute: On May 28, 2025, PDP filed an action for declaratory judgment of non-infringement of four patents purportedly owned by OKYN Holdings, Inc., d/b/a Nyko Technologies (“Nyko”) in the United States District Court for the Southern District of California. Nyko had written to PDP on October 31, 2024 asserting that PDP’s Ultra Slim Charge System for PlayStation 4 (“Ultra Slim”) infringed those patents. Nyko has responded to PDP’s complaint and filed counterclaims for patent infringement by the Ultra Slim. On September 30, 2025, PDP moved for judgment on the pleadings on multiple aspects of Nyko’s counterclaims and that motion is pending. On June 12, 2025, Nyko filed a lawsuit in the Southern District of California asserting that PDP and Turtle Beach Corporation (“TBC”) infringed the same four patents at issue in the declaratory judgment action filed by PDP. On July 8, 2025, PDP and TBC moved to dismiss Nyko’s complaint. On March 25, 2026, the Court partially granted that motion, dismissed TBC, and consolidated the two actions. On April 16, 2026, Nyko filed a First Amended Complaint that again alleged infringement by TBC and PDP. On May 21, 2026, PDP filed an answer to Nyko’s First Amended Complaint and TBC moved to dismiss Nyko’s First Amended Complaint. That motion is pending.

Intellectual Property Dispute: On October 3, 2025, Robert Lyden, an individual, filed a patent infringement lawsuit against PDP, Voyetra Turtle Beach, Inc. (“VTB”), and Turtle Beach Corporation (“TBC”) in the United States District Court for the District of Minnesota, asserting infringement of one patent by the Victrix™ Pro BFG™ Wireless Controller and Victrix™ Gambit Wireless Controller. On December 16, 2025, PDP, VTB and TBC moved to dismiss the complaint for improper venue. On March 19, 2026, the Court granted that motion and transferred the case to the United States District Court for the Southern District of California. On May 13, 2026, PDP, VTB and TBC moved to dismiss the Complaint. That motion is pending.

The Company will continue to vigorously defend itself in the foregoing unresolved matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at June 30, 2026 for contingent losses associated with these matters unless otherwise disclosed above based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Warranty, beginning of period	$505	$809	$582	$815
Warranty costs accrued	67	69	111	261
Settlements of warranty claims	(104)	(142)	(225)	(340)
Warranty, end of period	$468	$736	$468	$736

Indemnifications

The Company indemnifies certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of June 30, 2026, no material amounts have been accrued for indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 8. Income Taxes

The following table presents the Company’s income tax benefit and effective income tax rate (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Income tax expense (benefit)	$521	$(246)	$398	$(355)
Effective income tax rate	(7.7%)	7.7%	(1.8%)	9.0%

A nominal provision for income taxes was recorded for the three and six months ended June 30, 2026, as there were no material changes in the Company’s income tax positions, estimates, or circumstances that would require recognition of a current or deferred tax expense or benefit. The Company’s income tax positions, including the assessment of valuation allowances and uncertain tax positions, remain consistent with those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company continues to evaluate the realizability of deferred tax assets and the adequacy of valuation allowances, and will update its estimates as appropriate in future periods.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of June 30, 2026, the Company had uncertain tax positions of $1.8 million, inclusive of $0.4 million of interest and penalties.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred taxes will not be realized. The Company considers all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. Due to the significant 2022 pre-tax loss, coupled with cumulative book losses, the Company recorded a valuation allowance on its net U.S. deferred tax assets as of December 31, 2022. The Company continues to maintain this valuation allowance for the three and six months ended June 30, 2026. The Company will continue to evaluate all available positive and negative evidence in future periods to assess the realizability of its deferred tax assets and the need for a valuation allowance. Should facts and circumstances change, the Company may adjust its valuation allowance and record income tax expense or benefit in future periods.

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

The Company repurchased 1,994,526 and 372,198 shares of its common stock in the three months ended June 30, 2026 and 2025, respectively, for a total cost of $25.0 million and $5.0 million, respectively. The Company repurchased 2,156,341 and 493,519 shares of its common stock in the six months ended June 30, 2026 and 2025, respectively, for a total cost of $27.2 million and $6.8 million, respectively.

Stock-Based Compensation

Total stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Cost of revenue	$99	$131	$227	$306
Selling and marketing	224	256	455	1,124
Research and development	177	322	431	791
General and administrative	771	299	1,523	699
Total stock-based compensation	$1,271	$1,008	$2,636	$2,920

The following table summarizes the total unrecognized stock-based compensation expense and remaining recognition period by Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”) (in thousands, except number of years):

	June 30, 2026
	Unrecognized Expense	Remaining weighted average period (In years)

RSUs	$7,663	2.9
PSUs	3,101	1.7
Total unrecognized stock-based compensation expense	$10,764

The following table presents the stock activity and the total number of shares available for grant as of June 30, 2026:

Number of Shares Available
Balance at December 31, 2025	1,849,094
Grants	(436,520)
Cancelled	54,591
Balance as of June 30, 2026	1,467,165

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2025	390,969	$10.23	3.43	$2,174,529
Options Granted	—	—
Options Exercised	(46,057)	5.96
Options Forfeited	(7,134)	17.64
Outstanding at June 30, 2026	337,778	$10.39	2.59	$1,337,122
Vested and expected to vest at June 30, 2026	337,778	$10.39	2.59	$1,337,122
Exercisable at June 30, 2026	337,778	$10.39	2.59	$1,337,122

Stock options generally vested in accordance with the terms of the applicable award agreements and are exercisable for up to ten years once vested. Vested options must be exercised within 90 days following a participant’s termination of service or they are forfeited.

There have been no options granted since the fiscal year 2021.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2025	695,367	$14.19
Granted	436,520	10.31
Vested	(285,479)	15.31
Forfeited	(150,108)	14.55
Nonvested restricted stock at June 30, 2026	696,300	$11.23

Performance-Based Restricted Share Activity

	Number of Shares Underlying Outstanding Performance Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at December 31, 2025	160,127	$14.63
Granted	197,280	10.22
Released	(45,443)	13.08
Forfeited	(105,667)	11.75
Outstanding at June 30, 2026	206,297	$10.97

The outstanding PSUs as of June 30, 2026 were comprised of 13,925, 21,999 and 170,373 performance shares that were granted on April 1, 2024, 2025 and 2026, respectively. With respect to the PSUs that were granted on April 1, 2026, the vesting is conditional based on the achievement of certain key financial and corporate strategic targets for the year ended December 31, 2026, and continued service over a three-year period. The number of units that could be earned ranged from 0% to 150% of the target shares depending on the achievement of these targets. The number of PSUs to be earned is subject to approval by the Board after the completion of the performance period based on the Company’s 2026 performance over the performance period. Approximately 17,886, 15,356, and 12,201 performance shares were released during the six months ended June 30, 2026 relating to shares that were granted on April 1, 2023, 2024, and 2025, respectively. Earned PSUs typically vest with 33%, 33% and 34% of the earned PSUs shares over the first, second and third year of the requisite vesting period, respectively.

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

Note 10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock attributable to common stockholders (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net loss	$(7,311)	$(2,931)	$(22,517)	$(3,595)

Weighted average common shares outstanding — Basic	19,182	20,667	19,339	20,587
Weighted average common shares outstanding — Diluted	19,182	20,667	19,339	20,587
Net loss per share:
Basic	$(0.38)	$(0.14)	$(1.16)	$(0.17)
Diluted	$(0.38)	$(0.14)	$(1.16)	$(0.17)

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

The weighted average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Stock options	370	638	367	615
Restricted stock	787	669	715	708
Total	1,157	1,307	1,082	1,323

Note 11. Segment Information

The Company operates in a single reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer. The Chief Executive Officer regularly reviews operating loss and net loss for the Company’s single reportable segment when assessing performance and making resource allocation decisions. Operating loss, which is the segment profit or loss measure most consistent with the measurement principles used in the Company’s consolidated financial statements, is used to evaluate the results of the Company’s core operations before the effects of interest expense, other income or expense, and income taxes. Net loss is also reviewed by the Chief Executive Officer to evaluate overall consolidated performance after these items. Because the Company has one reportable segment, the segment measures reviewed by the Chief Executive Officer are consistent with the corresponding consolidated measures presented in the Company’s condensed consolidated statements of operations.

The following table represents total net revenue based on where customers are physically located (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Americas	$41,297	$42,889	$70,588	$89,873
Europe and Middle East	12,166	10,842	23,088	24,460
Asia Pacific	2,902	3,046	4,861	6,345
Total net revenue	$56,365	$56,777	$98,537	$120,678

The following table reflects the significant expenses of the Company's reportable segment for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net revenue	$56,365	$56,777	$98,537	$120,678
Significant segment expenses:
Cost of revenue	34,502	38,515	65,380	79,049
Sales	5,791	6,131	11,381	12,155
Marketing	8,909	6,600	15,579	13,029
Research and development	4,813	4,471	9,387	8,464
General and administrative	5,401	7,354	13,922	15,570
Other costs (recovery) (1)	—	(5,965)	—	(8,796)
Operating (loss) income	(3,051)	(329)	(17,112)	1,207
Interest expense, net	3,666	2,049	5,035	4,055
Other expense (income), net	73	799	(28)	1,102
Income tax expense (benefit)	521	(246)	398	(355)
Net loss	$(7,311)	$(2,931)	$(22,517)	$(3,595)

(1) Other costs (recovery) in the three and six months ended June 30, 2025 include acquisition-related costs and an insurance recovery.

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

Tariffs Update

Beginning in 2025, the U.S. implemented a broad-based tariff framework applicable to most imports, with higher country- and product-specific rates imposed on certain trading partners, including Mexico, Germany, and China, among others. Certain foreign jurisdictions also announced reciprocal measures. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act (“IEEPA”) did

not authorize the President to impose the challenged tariffs. Following the Supreme Court’s decision and related proceedings, the U.S. Court of International Trade issued orders establishing processes and procedures affecting potential refunds of IEEPA-related duties.

During the three months ended June 30, 2026, we received tariff refunds totaling $8.2 million from the CBP related to previously paid import duties, all of which were recorded as an increase to cash. Of the total amount received, $4.3 million related to tariffs recognized in cost of revenue during the prior fiscal year. Because our right to the refund was established and the refund was received during the current quarter, the amount was recognized as a reduction of cost of goods revenue during the three months ended June 30, 2026. An additional $3.6 million related to tariffs previously capitalized as a component of inventory and was recognized as a reduction to inventory. The remaining amount, representing statutory interest on the refunded duties of $0.3 million, was recognized in Other expense (income), net in the accompanying condensed consolidated statements of operations.

Various modifications to U.S. tariff policy have been announced since the Supreme Court’s decision, and newly imposed tariffs may affect the Company’s future cost of inventory and operating results. Although the impact to the Company of ongoing changes in U.S. and international tariff policy remains uncertain, the Company continues to evaluate the extent of its exposure and actions available to mitigate any impacts.

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net revenue	$56,365	$56,777	$98,537	$120,678
Cost of revenue	34,502	38,515	65,380	79,049
Gross profit	21,863	18,262	33,157	41,629
Operating expenses	24,914	18,591	50,269	40,422
Operating (loss) income	(3,051)	(329)	(17,112)	1,207
Interest expense, net	3,666	2,049	5,035	4,055
Other expense (income), net	73	799	(28)	1,102
Loss before income tax	(6,790)	(3,177)	(22,119)	(3,950)
Income tax expense (benefit)	521	(246)	398	(355)
Net loss	$(7,311)	$(2,931)	$(22,517)	$(3,595)

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net Revenue	$56,365	$56,777	$98,537	$120,678
Gross Profit	$21,863	$18,262	$33,157	$41,629
Gross Margin	38.8%	32.2%	33.6%	34.5%

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

Net revenue for the three months ended June 30, 2026 was $56.4 million, a $0.4 million or 0.7% decrease from $56.8 million for the three months ended June 30, 2025. The decrease was primarily attributable to softer market demand for gaming accessories, which was driven in part by macroeconomic challenges affecting consumer spending.

For the three months ended June 30, 2026, gross margin increased to 38.8% from 32.2% in the comparable prior year period. The increase was primarily due to a $4.3 million reduction to cost of revenue related to a tariff refund recognized during the three months ended June 30, 2026, of which $3.1 million related to cost of revenue recognized in 2025. This benefit was partially offset by higher product costs and the effect of product mix compared with the prior three-month period.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

Net revenue for the six months ended June 30, 2026 was $98.5 million, a decrease of $22.2 million, or 18.4%, from $120.7 million. The decrease was primarily attributable to softer market demand for gaming accessories, which was driven in part by macroeconomic challenges affecting consumer spending.

For the six months ended June 30, 2026, gross margin slightly decreased to 33.6% from 34.5% in the comparable prior year period. Gross profit for the six months ended June 30, 2026 included a $4.3 million reduction to cost of revenue related to the tariff refund received during the period, of which $3.1 million related to cost of revenue recognized in 2025. The year-over-year decrease in gross margin was primarily due to higher costs from certain product mix and transition-related costs associated with the relocation of the Company’s principal third-party logistics provider, partially offset by the tariff refund benefit.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(in thousands)
Selling and marketing	$14,700	$12,731	$26,960	$25,184
Research and development	4,813	4,471	9,387	8,464
General and administrative	5,401	7,354	13,922	15,570
Subtotal operating expenses	24,914	24,556	50,269	49,218
Insurance recovery	—	(5,965)	—	(9,404)
Acquisition-related cost	—	—	—	608
Total operating expenses	$24,914	$18,591	$50,269	$40,422

Selling and Marketing

Selling and marketing expenses increased by $2.0 million, or 15.5% for the three months ended June 30, 2026 as compared to the same period in the prior year primarily due to higher marketing initiatives and strategic brand positioning.

Selling and marketing expenses increased by $1.8 million, or 7.1% for the six months ended June 30, 2026 as compared to the same period in the prior year primarily due to higher marketing initiatives and strategic brand positioning.

Research and Development

Research and development costs increased by $0.3 million or 7.6% for the three months ended June 30, 2026 as compared to the same period in the prior year due to engineering costs related to new products.

Research and development costs increased by $0.9 million or 10.9% for the six months ended June 30, 2026 as compared to the same period in the prior year due to engineering costs related to new products.

General and Administrative

General and administrative expenses decreased by $2.0 million or 26.6% for the three months ended June 30, 2026 as compared to the same period in the prior year primarily due to the reduction in employee-related expense.

General and administrative expenses decreased by $1.6 million or 10.6% for the six months ended June 30, 2026 as compared to the same period in the prior year primarily due to the reduction in employee-related expense.

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

Interest expense

Interest expense increased by $1.7 million, or 85.0% to $3.7 million for three months ended June 30, 2026, from $2.0 million or for the three months ended June 30, 2025, and increased by $0.9 million, or 22.0%, to $5.0 million for the six months ended June 30, 2026 from $4.1 million for the six months ended June 30, 2025. The increases were primarily attributable to a $1.8 million loss on extinguishment of debt recognized in connection with the April 2026 refinancing. This increase was partially offset by lower recurring interest expense, primarily reflecting lower average outstanding borrowings following repayments of the Company’s prior credit facilities, partially offset by interest incurred on the 2026 Term Loan Facility, which had an interest rate of 11.17% as of June 30, 2026, and amortization of debt discount and financing costs.

Income Taxes

Income tax expense for the three months ended June 30, 2026 was $0.5 million at an effective tax rate of (7.7%) compared to income tax benefit of $0.2 million for the three months ended June 30, 2025 at an effective tax rate of 7.7%. The effective tax rate for the three months ended June 30, 2026 was primarily impacted by the change in U.S. valuation allowance, foreign taxes and Federal and State current tax. The effective tax rate for the three months ended June 30, 2025 was primarily impacted by the change in U.S. valuation allowance and foreign taxes.

Income tax expense for the six months ended June 30, 2026 was $0.4 million at an effective tax rate of (1.8%) compared to income tax benefit of $0.4 million for the six months ended June 30, 2025 at an effective tax rate of 9.0%. The effective tax rate for the six months ended June 30, 2026 was primarily impacted by the change in U.S. valuation allowance, foreign taxes and Federal and State current tax. The effective tax rate for the six months ended June 30, 2025 was primarily impacted by the change in U.S. valuation allowance, foreign taxes and Federal and State current tax.

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

Adjusted EBITDA (and a reconciliation to Net loss, the nearest GAAP financial measure) for the three and six months ended June 30, 2026 and June 30, 2025, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net loss	$(7,311)	$(2,931)	$(22,517)	$(3,595)
Interest expense, net	3,666	2,049	5,035	4,055
Depreciation and amortization	2,744	3,098	5,637	6,224
Stock-based compensation	1,271	1,008	2,636	2,920
Income tax expense (benefit)	521	(246)	398	(355)
Restructuring expense (1)	173	125	397	130
Acquisition-related costs (2)	—	—	—	608
Loss on inventory in transit and other costs (3)	—	—	—	605
Professional fees, litigation and other (4)	238	(182)	3,216	(182)
Insurance recovery (5)	—	(5,965)	—	(9,404)
Adjusted EBITDA	$1,302	$(3,044)	$(5,198)	$1,006

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

The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended
	June 30,
	2026	2025

Cash and cash equivalents at beginning of period	$16,963	$12,995
Net cash provided by operating activities	35,869	37,303
Net cash (used in) provided by investing activities	(848)	2,019
Net cash used in financing activities	(32,380)	(41,746)
Effect of exchange rate changes on cash and cash equivalents	(39)	1,134
Cash and cash equivalents at end of period	$19,565	$11,705

Cash Flows from Operating activities

Cash provided by operating activities was $35.9 million for the six months ended June 30, 2026, a decrease of $1.4 million from $37.3 million of cash provided by operating activities for the six months ended June 30, 2025. The decrease was primarily attributable to an $18.9 million increase in net loss, partially offset by favorable working capital changes of $17.2 million. Working capital changes provided $44.0 million of cash during the six months ended June 30, 2026, compared with $26.8 million during the prior six-month period, an improvement of $17.2 million. The year-over-year improvement in working capital was primarily driven by an $18.7 million favorable change in inventories, a $9.3 million favorable change in other liabilities, a $3.5 million favorable change in accounts payable, a $2.6 million favorable change in income taxes payable, and a $1.3 million favorable change in prepaid expenses and other assets, partially offset by an $18.2 million unfavorable change in accounts receivable. The current six-month period operating cash flows also reflected a $3.4 million non-cash adjustment for the change in sales returns reserve and the receipt of $8.2 million of tariff refunds, of which $4.3 million reduced cost of revenue, $3.6 million reduced inventory, and $0.3 million was recognized in other expense (income), net.

Cash provided by operating activities for the six months ended June 30, 2025 was $37.3 million, primarily due to higher gross receipts, insurance proceeds from claims related to a loss of inventory, lower acquisition-related costs and reduced spending levels.

Cash Flows from Investing activities

Cash used in investing activities was $0.8 million for the six months ended June 30, 2026, which was primarily related to purchase of property and equipment of $0.8 million. Cash provided by investing activities was $2.0 million for the six months ended June 30, 2025 primarily driven by $2.5 million of cash acquired in relation to the acquisition of the PDP business.

Cash provided by investing activities was $2.0 million for the six months ended June 30, 2025, which was primarily related to purchase price working capital adjustments of $2.5 million.

Cash Flows from Financing activities

Net cash used in financing activities was $32.4 million during the six months ended June 30, 2026 compared to net cash used by financing activities of $41.7 million during the six months ended June 30, 2025. Financing activities during the six months ended June 30, 2026 consisted primarily of $29.4 million repayments of revolving credit facility, $56.8 million repayments of term loan, and $27.2 million repurchases of common stock. These repayments and repurchases were partially offset by $82.5 million of proceeds from term loan related to the 2026 Credit Agreement.

Net cash used for financing activities was $41.7 million during the six months ended June 30, 2025, which consisted primarily of $29.5 million revolving credit facility net repayments, $6.7 million of share repurchases and $5.6 million of term loan repayments.

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

Foreign cash balances at June 30, 2026 and December 31, 2025 were $5.6 million and $8.7 million, respectively.

2024 Revolving Credit Facility

In 2024, we maintained a Revolving Credit Facility (the “2024 Revolving Credit Facility”) with Bank of America, N.A. (“Bank of America”) that provided up to $50.0 million in borrowing capacity, including a $10.0 million sub-facility for Turtle Beach Europe Limited, and was secured by substantially all Company assets. On March 13, 2024, the Company entered into a Fourth Amendment, dated as of March 13, 2024 (the “Fourth Amendment”), to the 2024 Revolving Credit Facility. We executed a Fourth Amendment to the facility, extending the maturity to March 13, 2027, incorporating Performance Designed Products LLC (“PDP”) acquisition assets into the U.S. Borrowing Base and updating interest rate and fee terms. The facility included customary covenants, including a minimum fixed-charge coverage ratio when availability thresholds were not met, and restrictions on additional indebtedness, dividends share repurchases, certain investments, mergers, and asset sales.

On August 1, 2025, we entered into the 2025 Credit Facility, defined and discussed below, and repaid in full the amount then-outstanding under the 2024 Revolving Credit Facility. We treated the 2025 Credit Facility as a partial extinguishment of the 2024 Revolving Credit Facility and recognized a loss on extinguishment of debt of $0.3 million to write-off the unamortized deferred financing costs in interest expense in its condensed consolidated statements of operations.

2024 Term Loan Facility

In March 2024, we entered into a $50.0 million Term Loan Facility (the “2024 Term Loan Facility”) with Blue Torch Finance, LLC (“Blue Torch”) to support the PDP acquisition, repay certain indebtedness of the acquired business, cover transaction‑related fees, and provide general corporate liquidity. The facility was being amortized over its term, was secured by substantially all Company assets, and carried a prepayment premium that expired in March 2025.

The 2024 Term Loan Facility was scheduled to mature on March 13, 2027 and included interest rates tied to base rate or Secured Overnight Financing Rate (“SOFR”) benchmarks with leverage‑based pricing tiers, as well as customary affirmative, negative, and financial covenants, including minimum liquidity and quarterly total net leverage requirements.

On August 1, 2025, we entered into the 2025 Credit Facility and repaid in full the amount then-outstanding under the 2024 Term Loan Facility for the amount of $43.2 million. We treated the repayment as a debt extinguishment and recognized a loss on extinguishment of debt of $1.7 million to write-off the unamortized deferred financing costs in interest expense in the condensed consolidated statements of operations.

2025 Credit Facility

On August 1, 2025, we and certain of our subsidiaries entered into a Credit Agreement with Bank of America, as the administrative agent, the swingline lender and the line of credit issuer ("the 2025 Credit Facility"). The 2025 Credit Facility was to mature on August 1, 2028 and included a $60 million term loan facility and a $90 million revolving credit facility with designated sub-facility limits of (i) $15 million for the U.K. Borrower, (ii) $10 million for a swingline facility and (iii) $5 million for letters of credit. Actual credit availability under the revolving facility was subject to a borrowing base limitation that was calculated based on a percentage of eligible trade accounts receivable and inventories, the balances of which fluctuate, and was subject to discretionary reserves and revaluation adjustments. The 2025 Credit Facility may have been used for borrowings as well as for the issuance of letters of credit, repaying existing indebtedness outstanding as of the effective date of the 2025 Credit Facility and ongoing working capital and general corporate purposes as defined by the Credit Agreement governing the 2025 Credit Facility. The 2025 Credit Facility replaced our previous debt arrangements at that time.

Prior to its repayment and termination, borrowings under the 2025 Credit Facility bore interest at a rate that varied depending on the type of loan and the borrower. The interest rate was calculated using a floating rate plus a margin. Depending on the type of loan, the floating rate was either the prime rate announced by Bank of America, Term SOFR, Daily Simple SOFR, EURIBOR or SONIA. The margin ranged from 2.00% to 2.75% for base rate loans and SONIA based loans and from 3.00% to 3.75% for Term SOFR, Daily Simple SOFR and EURIBOR loans. The 2025 Credit Facility also provided for an unused line fee, letter of credit fees, and agent fees. The borrowers were able to voluntarily prepay the principal of any advance, without penalty or premium, at any time in whole or in part, subject to certain breakage costs.

On April 30, 2026, we repaid in full the amount then-outstanding under the 2025 Credit Facility in connection with the 2026 Term Loan Facility, as defined and described below. Accordingly, the 2025 Credit Facility was no longer available to us as of June 30, 2026. As part of the repayment, we recognized a loss on extinguishment of debt of $1.8 million to write-off the unamortized deferred financing costs in interest expense in our condensed consolidated statements of operations.

2026 Term Loan Facility

On April 30, 2026, we entered into a new financing agreement (the "2026 Term Loan Financing Agreement") by and among us, Voyetra Turtle Beach, Inc. (“VTB"), as borrower, each of our subsidiary listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto, and Blue Torch, as administrative agent and collateral agent, pursuant to which Blue Torch made a loan to VTB in the aggregate amount of $85.0 million (the "2026 Term Loan Facility"), the proceeds of which were used to or will be used to (a) refinance existing indebtedness of ours and our subsidiaries; (b) for general corporate purposes; and (c) to pay fees and expenses related to the loan transactions. The 2026 Term Loan Facility will amortize in a quarterly amount equal to 1.25% of the aggregate original principal amount of the 2026 Term Loan Facility. Any prepayment, or any acceleration or other repayment in connection with an insolvency proceeding, occurring during the first twelve months following the closing date will be subject to a prepayment premium equal to (i) the interest that would otherwise have accrued on the principal amount being repaid through the twelve-month anniversary of the closing date, plus (ii) 3.00% of the principal amount being repaid, provided that no such premium applies to regularly scheduled quarterly amortization payments or to certain prepayments specified in the 2026 Term Loan Financing Agreement. The 2026 Term Loan Facility is secured by substantially all of our assets and those of our subsidiaries which are party to the 2026 Term Loan Facility.

The 2026 Term Loan Facility (a) will mature on April 30, 2029; (b) will bear interest at a rate equal to (i) a base rate plus 6.50% per annum for Reference Rate Loans and SOFR plus 7.50% per annum for SOFR Loans if the total leverage ratio is greater than or equal to 3.00x, (ii) a base rate plus 6.25% per annum for Reference Rate Loans and SOFR plus 7.25% per annum for SOFR Loans if the total leverage ratio is greater than or equal to 2.25x but less than 3.00x, and (iii) a base rate plus 5.75% per annum for Reference Rate Loans and SOFR plus 6.75% per annum for SOFR Loans if the total leverage ratio is less than 2.25x; and (c) is subject to certain affirmative, negative and financial covenants, including a minimum liquidity covenant and a quarterly total net leverage ratio covenant. As of June 30, 2026, the interest rate for outstanding borrowings was 11.17%.

2026 Revolving Credit Facility

On April 30, 2026, we entered into a Loan, Guaranty and Security Agreement (the “2026 Revolving Credit Agreement"), by and among us, VTB, TBC Holding Company LLC, PDP, Turtle Beach Europe Limited, VTB Holdings, Inc., Tide Acquisition Sub II, LLC, the financial institutions party thereto and Bank of America, as agent, collateral agent and security trustee for the lenders to the credit facility (the "2026 Revolving Credit Facility"). The 2026 Revolving Credit Agreement provides for, among other things: (a) subject in each case to the applicable borrowing base, a US commitment in an amount equal to $50.0 million or $65.0 million based on the season and a UK commitment equal to $10.0 million or $15.0 million based on the season; (b) a maturity date of April 30, 2029; (c) interest rate and margin terms such that the loans will bear interest at a rate equal to (1) SOFR, (2) the US Base Rate, (3) SONIA for loans denominated in Sterling, and (4) EURIBOR for loans denominated in Euros, plus in each case, an applicable margin, which is between 0.50% and 1.00% for US Base Rate Loans and 1.50% and 2.00% for US Term SOFR Loans, UK SONIA Rate Loans and UK EURIBOR Loans; and (d) certain affirmative and negative covenants and a springing (subject to certain triggers) fixed charge coverage ratio. The obligations under the 2026 Revolving Credit Agreement are secured by substantially all of our assets and those of our subsidiaries which are party to the 2026 Revolving Credit Agreement.

The respective priorities of the security interests securing the 2026 Term Loan Financing Agreement and the 2026 Revolving Credit Agreement are governed by an intercreditor agreement, dated as of April 30, 2026, between Blue Torch and Bank of America.

As of June 30, 2026, we were in compliance with all the financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $31.0 million.

As part of the 2026 Credit Facility, we recorded an aggregate amount of deferred debt financing costs of $1.2 million in our condensed consolidated balance sheet.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates, foreign currency exchange rates and inflation.

We have used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of its forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. We do not use derivative financial instruments for speculative or trading purposes. As of June 30, 2026 and December 31, 2025, we did not have any derivative financial instruments.

Interest Rate Risk

As of June 30, 2026, we had cash of $19.6 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

We are exposed to interest rate risk primarily through borrowings under our 2026 Term Loan Facility and 2026 Revolving Credit Facility, each of which bears interest at variable rates. The applicable interest rate depends on the facility and loan type and is calculated as a floating benchmark rate plus an applicable margin. Borrowings under the 2026 Term Loan Facility accrue interest at a benchmark rate such as Reference Rate Loans and SOFR, plus the margin specified for term loans. Borrowings under the 2026 Revolving Credit Facility accrue interest at a benchmark rate such as the prime rate announced by Bank of America, Term SOFR, Daily Simple SOFR, EURIBOR, or SONIA, plus the margin applicable to revolving loans. Because these benchmark rates fluctuate with market conditions, our interest expense will increase or decrease as the underlying reference rates change. As of June 30, 2026, under the 2026 Term Loan Facility, we had $83.9 million of outstanding balance at face value. A 100 basis-point change in applicable benchmark interest rates would increase or decrease our annual interest expense by approximately $0.8 million based on $83.9 million of variable-rate borrowings outstanding.

Foreign Currency Exchange Risk

We have exchange rate exposure primarily with respect to the British Pound and Euro. As of June 30, 2026 and December 31, 2025, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

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

Item 4 - Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are designed to ensure that (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Principal Executive Officer (or PEO) and our Principal Financial Officer (or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were ineffective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

We are in process of remediating the material weaknesses identified and discussed in Part II, Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no changes in our internal control over financial reporting during the period covered that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
April 1-30, 2026	—	$—	—
May 1-31, 2026	787,536	$12.92	787,536
June 1-30, 2026	1,206,990	$12.28	1,206,990	$30,592,433
Total	1,994,526	$12.53	1,994,526

Item 5 - Other Information

On May 26, 2026, Katherine Scherping, a former member of the Board who was serving as a director at the time of the termination, terminated a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense under Rule 10b5-1(c) under the Exchange Act (such arrangement, a “10b5-1 Plan”). Ms. Scherping adopted the 10b5-1 Plan on March 23, 2026, and the plan provided for the sale of up to 13,465 shares of common stock through March 23, 2027. No shares of common stock were sold pursuant to the 10b5-1 Plan prior to its termination.

Except as described above, none of our other directors or executive officers adopted or terminated a 10b5-1 Plan, or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K) during the three months ended June 30, 2026.

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

10.1

Financing Agreement, dated as of April 30, 2026, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., VTB Holdings, Inc., each subsidiary of Turtle Beach Corporation listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, Blue Torch Finance, LLC, as collateral agent for the Secured Parties, and Blue Torch, as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2026).

10.2

Loan, Guaranty and Security Agreement, dated as of April 30, 2026, by and among Turtle Beach Corporation, Voyetra Turtle Beach, Inc., TBC Holding Company LLC, Performance Designed Products LLC, Turtle Beach Europe Limited, VTB Holdings, Inc., Tide Acquisition Sub II, LLC, the financial institutions party thereto and Bank of America, N.A., as administrative agent, collateral agent and security trustee for the lenders to the credit facility (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 4, 2026).

31.1 **	Certification of Cris Keirn, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of Andrew Clipsham, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Cris Keirn, Principal Executive Officer and Andrew Clipsham, Principal Financial Officer.

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

TURTLE BEACH CORPORATION

Date:	August 6, 2026	By:	/s/ ANDREW CLIPSHAM
Andrew Clipsham Interim Chief Financial Officer
(Principal Financial and Accounting Officer)