Form 10-Q
period 2026-09-30
Turtle Beach Corp
filed 2026-11-05
CIK 1493761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding on October 29, 2026 was 17,940,271.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per-share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Net revenue	$84,703	$80,457	$183,240	$201,135
Cost of revenue	55,109	50,399	120,489	129,448
Gross profit	29,594	30,058	62,751	71,687
Operating expenses:
Selling and marketing	14,988	12,513	41,948	37,697
Research and development	4,553	4,161	13,940	12,625
General and administrative	5,340	7,541	19,654	23,111
Insurance recovery	(1,172)	—	(1,564)	(9,404)
Acquisition-related cost	—	476	—	1,084
Total operating expenses	23,709	24,691	73,978	65,113
Operating income (loss)	5,885	5,367	(11,227)	6,574
Interest expense, net	2,707	3,718	7,742	7,773
Other expense (income), net	213	(322)	185	780
Income (loss) before income tax	2,965	1,971	(19,154)	(1,979)
Income tax (benefit) expense	(1,421)	254	(1,023)	(101)
Net income (loss)	$4,386	$1,717	$(18,131)	$(1,878)

Net income (loss) per share
Basic	$0.24	$0.09	$(0.96)	$(0.09)
Diluted	$0.24	$0.08	$(0.96)	$(0.09)
Weighted average number of shares:
Basic	17,926	20,073	18,863	20,413
Diluted	18,197	20,406	18,863	20,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net income (loss)	$4,386	$1,717	$(18,131)	$(1,878)
Other comprehensive income (loss):
Foreign currency translation adjustment	169	(819)	(307)	2,735
Other comprehensive income (loss)	169	(819)	(307)	2,735
Comprehensive income (loss)	$4,555	$898	$(18,438)	$857

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,188	$16,963
Accounts receivable, net	60,443	76,797
Inventories	79,782	69,222
Prepaid expenses and other current assets	12,294	10,831
Total Current Assets	163,707	173,813
Property and equipment, net	3,095	2,995
Goodwill	50,428	50,428
Intangible assets, net	28,478	34,344
Other assets	6,056	7,474
Total Assets	$251,764	$269,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$—	$29,383
Accounts payable	53,910	24,934
Term Loan, current	4,250	8,571
Other current liabilities	26,442	24,789
Total Current Liabilities	84,602	87,677
Term Loan, non-current	75,663	46,339
Income tax payable	1,392	820
Other liabilities	3,754	5,720
Total Liabilities	165,411	140,556
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value - 25,000,000 shares authorized; 17,940,196 and 19,185,869 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	18	19
Additional paid-in capital	205,483	229,189
Accumulated deficit	(120,494)	(102,363)
Accumulated other comprehensive income	1,346	1,653
Total Stockholders’ Equity	86,353	128,498
Total Liabilities and Stockholders’ Equity	$251,764	$269,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,131)	$(1,878)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,324	3,259
Amortization of intangible assets	5,865	6,051
Amortization of debt financing costs	840	776
Stock-based compensation	3,682	4,306
Deferred income taxes	(565)	165
Change in sales returns reserve	2,591	1,777
Provision for obsolete inventory	1,238	2,162
Loss on extinguishment of debt	1,755	1,923
Other	—	(54)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,763	34,586
Inventories	(11,799)	(25,875)
Prepaid expenses and other assets	1,118	(1,495)
Accounts payable	27,996	12,045
Income taxes payable	(2,137)	(3,471)
Other liabilities	919	(12,156)
Net cash provided by operating activities	29,459	22,121
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,767)	(1,169)
Cash acquired in business combination	—	2,515
Net cash (used in) provided by investing activities	(1,767)	1,346
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facilities	85	186,249
Repayment of revolving credit facilities	(29,468)	(202,175)
Proceeds from term loan	82,450	60,000
Repayment of term loan	(57,839)	(51,101)
Proceeds from exercise of stock options	416	1,900
Repurchase of restricted stock	(500)	—
Repurchase of common stock	(27,197)	(17,015)
Debt financing costs	(1,417)	(2,334)
Net cash used in financing activities	(33,470)	(24,476)
Effect of exchange rate changes on cash and cash equivalents	3	271
Net decrease in cash and cash equivalents	(5,775)	(738)
Cash and cash equivalents at the beginning of period	16,963	12,995
Cash and cash equivalents at the end of period	$11,188	$12,257

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Property and equipment purchases included in accounts payable and accrued liabilities	$831	$154
Unpaid debt financing costs	$—	$513

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited, in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2025	19,186	$19	$229,189	$(102,363)	$1,653	$128,498
Net loss	—	—	—	(15,206)	—	(15,206)
Other comprehensive loss, net of tax	—	—	—	—	(643)	(643)
Issuance of restricted stock	25	—	—	—	—	—
Stock options exercised	8	—	43	—	—	43
Stock-based compensation	—	—	1,365	—	—	1,365
Exercise of wholly-funded warrants	550	1	(1)	—	—	—
Repurchase of common stock	(162)	—	(2,199)	—	—	(2,199)
Balance at March 31, 2026	19,607	$20	$228,397	$(117,569)	$1,010	$111,858
Net loss	—	—	—	(7,311)	—	(7,311)
Other comprehensive income, net of tax	—	—	—	—	167	167
Issuance of restricted stock	259	—	—	—	—	—
Stock options exercised	38	—	231	—	—	231
Stock-based compensation	—	—	1,271	—	—	1,271
Repurchase of common stock to satisfy employee tax withholding obligations	—	—	(500)	—	—	(500)
Repurchase of common stock	(1,995)	(2)	(24,998)	—	—	(25,000)
Balance at June 30, 2026	17,909	$18	$204,401	$(124,880)	$1,177	$80,716
Net income	—	—	—	4,386	—	4,386
Other comprehensive income, net of tax	—	—	—	—	169	169
Issuance of restricted stock	9	—	—	—	—	—
Stock options exercised	22	—	142	—	—	142
Stock-based compensation	—	—	1,046	—	—	1,046
Excise tax on repurchases of common stock	—	—	(106)	—	—	(106)
Balance at September 30, 2026	17,940	$18	$205,483	$(120,494)	$1,346	$86,353

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total

Balance at December 31, 2024	19,962	$20	$239,983	$(118,094)	$(1,305)	$120,604
Net loss	—	—	—	(664)	—	(664)
Other comprehensive income, net of tax	—	—	—	—	767	767
Issuance of restricted stock	9	—	—	—	—	—
Stock options exercised	—	—	5	—	—	5
Stock-based compensation	—	—	1,912	—	—	1,912
Repurchase of common stock	(121)	—	(1,750)	—	—	(1,750)
Balance at March 31, 2025	19,850	$20	$240,150	$(118,758)	$(538)	$120,874
Net loss	—	—	—	(2,931)	—	(2,931)
Other comprehensive income, net of tax	—	—	—	—	2,787	2,787
Issuance of restricted stock	314	—	—	—	—	—
Stock options exercised	32	—	107	—	—	107
Stock-based compensation	—	—	1,008	—	—	1,008
Repurchase of common stock	(373)	—	(5,010)	—	—	(5,010)
Balance at June 30, 2025	19,823	$20	$236,255	$(121,689)	$2,249	$116,835
Net income	—	—	—	1,717	—	1,717
Other comprehensive loss, net of tax	—	—	—	—	(819)	(819)
Issuance of restricted stock	6	—	—	—	—	—
Stock options exercised	191	—	1,788	—	—	1,788
Stock-based compensation	—	—	1,386	—	—	1,386
Repurchase of common stock	(712)	(1)	(10,255)	—	—	(10,256)
Balance at September 30, 2025	19,308	$19	$229,174	$(119,972)	$1,430	$110,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

Turtle Beach Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Description of Business

Organization

Turtle Beach Corporation (“Turtle Beach” or the “Company”) develops and markets audio and gaming accessory products under the Turtle Beach® brand for use with video game and entertainment consoles, handheld consoles, personal computers (“PCs”), tablets, and mobile devices. The Company’s product offerings have expanded over time beyond gaming headsets to include gaming controllers, flight and racing simulation accessories, and PC keyboards and mice. The Company operates within the gaming accessories market and sells its products through a variety of retail, distribution, and ecommerce channels in the U.S. and international markets. The Company is headquartered in San Diego, California, and was incorporated in the State of Nevada in 2010.

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

The December 31, 2025 Condensed Consolidated Balance Sheet has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 12, 2026 (the “Annual Report”).

These financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Annual Report that contain information useful to understanding the Company’s businesses and financial statement presentations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash, cash equivalents and accounts receivable. The Company is exposed to credit risk and liquidity risk in the event of default by the financial institutions or issuers of investments in excess of FDIC insured limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.

Accounts receivable are unsecured and represent amounts due based on contractual obligations of customers. Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable were as follows:

	September 30,	December 31,
	2026	2025

Customer A	34.7%	33.8%
Customer B	11.8%	17.5%
Customer C	11.5%	17.4%
Customer D	*	12.4%

* Customer accounted for less than 10% of total accounts receivable in the period.

Customers that accounted for more than 10% of revenue during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Customer A	13.4%	14.1%	17.3%	17.7%
Customer B	28.8%	31.6%	25.3%	26.1%
Customer C	12.1%	12.6%	12.9%	13.2%

Accounting Pronouncements Issued and Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient and accounting policy election which will result in reduced complexity for the measurement of credit losses arising from transactions accounted for under ASC 606—Revenue from Contracts with Customers, which include current contract assets and current contract receivables. Specifically, the practical expedient permits entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset, and the accounting policy election permits an entity other than a public business entity to consider collection activity after the balance sheet date when estimating expected credit losses. Entities electing to apply the practical expedient and the accounting policy election, if applicable, should apply the amendments prospectively. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted this standard on a prospective basis. In adopting the standard, the Company elected the permitted practical expedient, which assumes current conditions as of the balance sheet date remain unchanged over the remaining life of the assets. The adoption did not have a significant impact on its condensed consolidated financial statements.

Accounting Pronouncements Issued but Not Yet Adopted

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). ASUs not referenced below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company's unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures related to certain income statement expenses of the Company. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this pronouncement on its condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes and simplifies the accounting for costs incurred to develop or acquire internal use software costs. The update eliminates the legacy three-stage waterfall model - preliminary, application development, and post-implementation. Under the new standard, capitalization begins when management authorizes and commits funding for the project and completion is probable, aligning better with agile and iterative development practices. The types of costs eligible remain unchanged, and the update does not affect accounting for software developed for sale or licensing. This ASU will be effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this pronouncement on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the scope of Topic 270, the form and content of interim financial statements and the disclosures required for interim reporting periods. This ASU will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this update can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the timing and method of adoption of this pronouncement but does not expect it to materially affect its disclosures.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit. As of September 30, 2026 and December 31, 2025, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

The following is a summary of the carrying amounts and estimated fair values of the Company's financial instruments, which are classified as Level 1, as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Reported	Fair Value	Reported	Fair Value

Financial Assets and Liabilities:
Cash and cash equivalents	$11,188	$11,188	$16,963	$16,963

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

Note 4. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	September 30, 2026	December 31, 2025

Finished goods	$76,738	$64,006
Raw materials	3,044	5,216
Total inventories	$79,782	$69,222

During the nine months ended September 30, 2026, the Company received tariff refunds totaling $8.2 million from the U.S. Customs and Border Protection related to previously paid import duties, all of which were recorded as an increase to cash. Of the total amount received, $4.3 million related to tariffs recognized in cost of revenue. Because the Company's right to the refund was established and the refund was received during the second quarter, the amount was recognized as a reduction of cost of revenue during the nine months ended September 30, 2026. The Company had previously capitalized $3.6 million of tariffs as a component of inventory. Upon receipt of the refund, the Company recognized a corresponding $3.6 million reduction in the carrying value of inventory. The remaining amount, representing statutory interest on the refunded duties of $0.3 million, was recognized in Other expense (income), net in the accompanying condensed consolidated statements of operations during the nine months ended September 30, 2026.

Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	September 30, 2026	December 31, 2025

Machinery and equipment	$1,079	$1,079
Software and software development	2,137	2,138
Furniture and fixtures	1,241	1,251
Tooling	12,537	10,150
Leasehold improvements	1,180	1,159
Demonstration units and convention booths	2,354	2,356
Total property and equipment, gross	20,528	18,133
Less: accumulated depreciation and amortization	(17,433)	(15,138)
Total property and equipment, net	$3,095	$2,995

Depreciation and amortization expense on property and equipment was $0.7 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation and amortization expense on property and equipment was $2.3 million and $3.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025

Accrued royalty	$5,070	$8,088
Accrued tariffs	5,644	—
Accrued employee expenses	2,429	2,487
Accrued tax-related payables	2,265	3,919
Accrued freight	2,890	1,839
Accrued marketing	1,885	2,164
Accrued expenses	6,259	6,292
Total other current liabilities	$26,442	$24,789

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

There was no change in the carrying amount of goodwill (in thousands):

	September 30, 2026	December 31, 2025

Goodwill	$50,428	$50,428

Intangible Assets, net

Acquired identifiable intangible assets, and related accumulated amortization, as of September 30, 2026 and December 31, 2025 consist of (in thousands):

	September 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Book Value

Customer relationships	$10,285	$7,716	$2,569
Tradenames	18,293	8,353	9,940
Developed technology	27,706	11,737	15,969
Patent and trademarks	784	784	—
Total Intangible Assets	$57,068	$28,590	$28,478

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Book Value

Customer relationships	$10,285	$7,034	$3,251
Tradenames	18,293	6,681	11,612
Developed technology	27,706	8,273	19,433
Patent and trademarks	784	736	48
Total Intangible Assets	$57,068	$22,724	$34,344

Amortization expense related to definite lived intangible assets of $1.9 million and $2.0 million was recognized for the three months ended September 30, 2026 and 2025, respectively. Amortization expense related to definite lived intangible assets of $5.9 million and $6.1 million was recognized for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, estimated annual amortization expense related to definite lived intangible assets in future periods was as follows (in thousands):

2026 (remaining three months)	$1,897
2027	7,590
2028	7,590
2029	7,590
2030	3,346
Thereafter	465
Total	$28,478

Note 6. Credit Facility and Long-Term Debt

The following table presents the outstanding principal amounts of the Company's revolving credit facility and term loan (in thousands):

	September 30, 2026	December 31, 2025
Revolving credit facility	$—	$29,383
Term loan	$82,875	$55,714

The following table summarizes the interest expense recognized for all periods presented (in thousands):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Contractual interest expense	$2,434	$1,581	$5,551	$5,080
Amortization of debt discount	353	223	840	779
Loss on extinguishment of debt	—	1,923	1,755	1,923
Interest income	(80)	(9)	(404)	(9)
Total interest expense, net	$2,707	$3,718	$7,742	$7,773

2024 Revolving Credit Facility

In 2024, the Company maintained a Revolving Credit Facility (the “2024 Revolving Credit Facility”) with Bank of America, N.A. (“Bank of America”) that provided up to $50.0 million in borrowing capacity, including a $10.0 million sub-facility for Turtle Beach Europe Limited, and was secured by substantially all Company assets. On March 13, 2024, the Company entered into a Fourth Amendment to the 2024 Revolving Credit Facility (the “Fourth Amendment”). The Company executed the Fourth Amendment to the facility for the purposes of extending the maturity to March 13, 2027, incorporating Performance Designed Products LLC (“PDP”) acquisition assets into the U.S. Borrowing Base and updating interest rate and fee terms. The facility included customary covenants, including a minimum fixed-charge coverage ratio when availability thresholds were not met, and restrictions on additional indebtedness, dividends share repurchases, certain investments, mergers, and asset sales.

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

2026 Term Loan Facility

On April 30, 2026, the Company entered into a new financing agreement (the “2026 Term Loan Financing Agreement”) by and among the Company, Voyetra Turtle Beach, Inc. (“VTB"), as borrower, each of the Company's subsidiaries listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto, and Blue Torch, as administrative agent and collateral agent, pursuant to which Blue Torch made a loan to VTB in the aggregate amount of $85.0 million (the “2026 Term Loan Facility”), the proceeds of which were used to or will be used to (a) refinance existing indebtedness of the Company and its subsidiaries; (b) for general corporate purposes; and (c) to pay fees and expenses related to the loan transactions. The 2026 Term Loan Facility will amortize in a quarterly amount equal to 1.25% of the aggregate original principal amount of the 2026 Term Loan Facility. Any prepayment, or any acceleration or other repayment in connection with an insolvency proceeding, occurring during the first twelve months following the closing date will be subject to a prepayment premium equal to (i) the interest that would otherwise have accrued on the principal amount being repaid through the twelve-month anniversary of the closing date, plus (ii) 3.00% of the principal amount being repaid, provided that no such premium applies to regularly scheduled quarterly amortization payments or to certain prepayments specified in the 2026 Term Loan Financing Agreement. The 2026 Term Loan Facility is secured by substantially all of the assets of the Company and its subsidiaries which are party to the 2026 Term Loan Facility.

The 2026 Term Loan Facility (a) will mature on April 30, 2029; (b) will bear interest at a rate equal to (i) a base rate plus 6.50% per annum for Reference Rate Loans and SOFR plus 7.50% per annum for SOFR Loans if the total leverage ratio is greater than or equal to 3.00x, (ii) a base rate plus 6.25% per annum for Reference Rate Loans and SOFR plus 7.25% per annum for SOFR Loans if the total leverage ratio is greater than or equal to 2.25x but less than 3.00x, and (iii) a base rate plus 5.75% per annum for Reference Rate Loans and SOFR plus 6.75% per annum for SOFR Loans if the total leverage ratio is less than 2.25x; and (c) is subject to certain affirmative, negative and financial covenants, including a minimum liquidity covenant and a quarterly total net leverage ratio covenant. As of September 30, 2026, the interest rate for outstanding borrowings was 11.59%.

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

As of September 30, 2026, the Company was in compliance with all the financial covenants under the2026 Revolving Credit Facility, as amended, and excess borrowing availability was approximately $61.5 million.

As part of the 2026 Revolving Credit Facility, the Company recorded an aggregate amount of deferred debt financing costs of $1.2 million in its condensed consolidated balance sheet.

Maturities of Term Loan Debt

The following table summarizes the maturities of debt, assuming no prepayments or refinancing (in thousands):

2026 (remaining three months)	$1,063
2027	4,250
2028	4,250
2029	73,312
82,875
Less:
Current portion	(4,250)
Unamortized debt discount	(2,962)
Total Term Loan, non-current	$75,663

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

Intellectual Property Dispute: On May 28, 2025, PDP filed an action for declaratory judgment of non-infringement of four patents purportedly owned by OKYN Holdings, Inc., d/b/a Nyko Technologies (“Nyko”) in the United States District Court for the Southern District of California. Nyko had written to PDP on October 31, 2024 asserting that PDP’s Ultra Slim Charge System for PlayStation 4 (“Ultra Slim”) infringed those patents. Nyko has responded to PDP’s complaint and filed counterclaims for patent infringement by the Ultra Slim. On June 12, 2025, Nyko filed a lawsuit in the Southern District of California asserting that PDP and Turtle Beach Corporation (“TBC”) infringed the same four patents at issue in the declaratory judgment action filed by PDP. On July 8, 2025, PDP and TBC moved to dismiss Nyko’s complaint. On March 25, 2026, the Court partially granted that motion, dismissed TBC, and consolidated the two actions. On April 16, 2026, Nyko filed a First Amended Complaint that again alleged infringement by TBC and PDP. On May 21, 2026, PDP filed an answer to Nyko’s First Amended Complaint and TBC moved to dismiss Nyko’s First Amended Complaint. That motion is pending. On August 4, 2026, the Court issued its claim construction order that construed certain claim terms in Nyko’s patents. On August 6, 2026, the Court denied PDP’s motion for judgment on the pleadings.

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

The Company will continue to vigorously defend itself in the foregoing unresolved matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at September 30, 2026 for contingent losses associated with these matters unless otherwise disclosed above based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The Company is engaged in other legal actions, not described above, arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition, or cash flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Warranty, beginning of period	$468	$736	$582	$815
Warranty costs accrued	63	56	174	317
Settlements of warranty claims	(97)	(131)	(322)	(471)
Warranty, end of period	$434	$661	$434	$661

Indemnifications

The Company indemnifies certain suppliers and customers for losses arising from matters such as intellectual property disputes and product safety defects, subject to certain restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses, including reasonable attorneys’ fees. As of September 30, 2026, no material amounts have been accrued for indemnification provisions. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under its indemnification arrangements.

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

Note 8. Income Taxes

The following table presents the Company’s income tax (benefit) expense and effective income tax rate (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Income tax (benefit) expense	$(1,421)	$254	$(1,023)	$(101)
Effective income tax rate	(47.9%)	12.9%	5.3%	5.1%

The Company recorded income tax benefits of $1.4 million and $1.0 million for the three and nine months ended September 30, 2026, respectively. The year-to-date benefit reflects the application of the estimated annual effective tax rate to the year-to-date pretax loss, partially offset by discrete tax expense related to uncertain tax positions and stock-based compensation. The third-quarter benefit includes the cumulative adjustment to the year-to-date provision based on the estimated annual effective tax rate. The Company’s income tax positions, including the assessment of valuation allowances and uncertain tax positions, remain largely consistent with those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company continues to maintain a valuation allowance on its net U.S. deferred tax assets while periodically reassessing the need for it.

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in the condensed consolidated statements of operations. As of September 30, 2026, the Company had uncertain tax positions of $2.2 million, inclusive of $0.4 million of interest and penalties.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred taxes will not be realized. The Company considers all positive and negative evidence in determining if, based on the weight of such evidence, a valuation allowance is required. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. Due to the significant 2022 pre-tax loss, coupled with cumulative book losses, the Company recorded a valuation allowance on its net U.S. deferred tax assets as of December 31, 2022. The Company continues to maintain this valuation allowance for the three and nine months ended September 30, 2026. The Company will continue to evaluate all available positive and negative evidence in future periods to assess the realizability of its deferred tax assets and the need for a valuation allowance. Should facts and circumstances change, the Company may adjust its valuation allowance and record income tax expense or benefit in future periods.

The Company is subject to income taxes domestically and in various foreign jurisdictions. The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The federal tax years open under the statute of limitations are 2022 through 2025, and the state tax years open under the statute of limitations are 2022 through 2024, and the foreign tax years open under the statute of limitations are 2022 through 2025.

Note 9. Equity and Stock-Based Compensation

Stock Repurchase Activity

On May 7, 2025, the Company's Board of Directors (the "Board") authorized a stock repurchase program to acquire up to $75 million of Company common stock. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restrictions in the Company’s debt agreements and other factors. The Company intends to fund the share repurchases using cash from operations or borrowings and may suspend or discontinue repurchases at any time. The share repurchase program expires on May 6, 2027.

The Company did not repurchase any shares of its common stock during the three months ended September 30, 2026 and incurred no associated costs. During the three months ended September 30, 2025, the Company repurchased 712,205 shares of its common stock for a total cost of $10.3 million. The Company repurchased 2,156,341 and 1,205,724 shares of its common stock in the nine months ended September 30, 2026 and 2025, respectively, for a total cost of $27.2 million and $17.0 million, respectively.

Stock-Based Compensation

Total stock-based compensation expense for employees and non-employees, related to all of the Company’s stock-based awards, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Cost of revenue	$101	$110	$328	$416
Selling and marketing	231	253	686	1,377
Research and development	159	196	590	987
General and administrative	555	827	2,078	1,526
Total stock-based compensation	$1,046	$1,386	$3,682	$4,306

The following table summarizes the total unrecognized stock-based compensation expense and remaining recognition period by Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”) (in thousands, except number of years):

	September 30, 2026
	Unrecognized Expense	Remaining weighted average period (In years)

RSUs	$6,724	2.7
PSUs	2,842	1.4
Total unrecognized stock-based compensation expense	$9,566

The following table presents the stock activity and the total number of shares available for grant as of September 30, 2026:

Number of Shares Available
Balance at December 31, 2025	1,849,094
Grants	(648,464)
Cancelled	291,644
Balance as of September 30, 2026	1,492,274

Stock Option Activity

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2025	390,969	$10.23	3.43	$2,174,529
Options Granted	—	—
Options Exercised	(67,378)	6.18
Options Forfeited	(8,584)	17.54
Outstanding at September 30, 2026	315,007	$10.61	2.57	$1,299,090
Vested and expected to vest at September 30, 2026	315,007	$10.61	2.57	$1,299,090
Exercisable at September 30, 2026	315,007	$10.61	2.57	$1,299,090

Stock options generally vested in accordance with the terms of the applicable award agreements and are exercisable for up to ten years once vested. Vested options must be exercised within 90 days following a participant’s termination of service or they are forfeited.

There have been no options granted since the fiscal year 2021.

Restricted Stock Activity

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock at December 31, 2025	695,367	$14.19
Granted	451,184	10.39
Vested	(294,643)	15.29
Forfeited	(178,174)	14.21
Nonvested restricted stock at September 30, 2026	673,734	$11.16

Performance-Based Restricted Share Activity

	Number of Shares Underlying Outstanding Performance Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at December 31, 2025	160,127	$14.63
Granted	197,280	10.22
Released	(45,443)	13.08
Forfeited	(105,667)	11.74
Outstanding at September 30, 2026	206,297	$10.89

The outstanding PSUs as of September 30, 2026 were comprised of 13,925, 21,999 and 170,373 performance shares that were granted on April 1, 2024, 2025 and 2026, respectively. With respect to the PSUs that were granted on April 1, 2026, the vesting is conditional based on the achievement of certain key financial and corporate strategic targets for the year ended December 31, 2026, and continued service over a three-year period. The number of units that could be earned ranged from 0% to 150% of the target shares depending on the achievement of these targets. The number of PSUs to be earned is subject to approval by the Board after the completion of the performance period based on the Company’s 2026 performance over the performance period. Approximately 17,886, 15,356, and 12,201 performance shares were released during the nine months ended September 30, 2026 relating to shares that were granted on April 1, 2023, 2024, and 2025, respectively. Earned PSUs typically vest with 33%, 33% and 34% of the earned PSU shares over the first, second and third year of the requisite vesting period, respectively.

Warrants

In January 2026, the holders exercised 550,000 wholly-funded warrants for an equal number of shares of the Company's common stock, which related to a series of transactions pursuant to the retirement of Series B preferred stock in 2018. Upon exercise, no warrants remained outstanding.

Note 10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income (loss)	$4,386	$1,717	$(18,131)	$(1,878)

Weighted average common shares outstanding — Basic	17,926	20,073	18,863	20,413
Plus incremental shares from assumed conversions:
Effect of dilutive securities	271	333	—	—
Weighted average common shares outstanding — Diluted	18,197	20,406	18,863	20,413
Net income (loss) per share:
Basic	$0.24	$0.09	$(0.96)	$(0.09)
Diluted	$0.24	$0.08	$(0.96)	$(0.09)

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

The weighted average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented or were otherwise excluded under the treasury stock method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Stock options	52	57	359	589
Restricted stock	78	255	712	701
Total	130	312	1,071	1,290

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

The following table represents total net revenue based on where customers are physically located (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Americas	$65,494	$61,673	$136,082	$151,546
Europe and Middle East	15,921	16,478	39,009	40,938
Asia Pacific	3,288	2,306	8,149	8,651
Total net revenue	$84,703	$80,457	$183,240	$201,135

The following table reflects the significant expenses of the Company's reportable segment for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net revenue	$84,703	$80,457	$183,240	$201,135
Significant segment expenses:
Cost of revenue	55,109	50,399	120,489	129,448
Sales	7,158	5,843	18,539	17,998
Marketing	7,830	6,670	23,409	19,699
Research and development	4,553	4,161	13,940	12,625
General and administrative	5,340	7,541	19,654	23,111
Other (recovery) costs (1)	(1,172)	476	(1,564)	(8,320)
Operating income (loss)	5,885	5,367	(11,227)	6,574
Interest expense, net	2,707	3,718	7,742	7,773
Other expense (income), net	213	(322)	185	780
Income tax (benefit) expense	(1,421)	254	(1,023)	(101)
Net income (loss)	4,386	$1,717	(18,131)	$(1,878)

(1) Other (recovery) costs in the three and nine months ended September 30, 2026 and 2025 include acquisition-related costs and an insurance recovery.

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

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions or negatives thereof. Caution should be taken not to place undue reliance on any such forward-looking statements because they involve risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements. Forward-looking statements are based on the beliefs, as well as assumptions made by, and information currently available to, the Company's management and are made only as of the date hereof. The Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws. In addition, forward-looking statements are subject to certain risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” of the Annual Report and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections.

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

Business Trends

We operate in a nearly $200.0 billion global games and accessories market, according to the Newzoo Peripheral Market Forecast. The global gaming audience now exceeds global cinema and music markets with over 3.5 billion active gamers worldwide. Gaming peripherals, such as headsets, controllers, keyboards, mice, microphones, and flight and racing simulation controls are estimated to be an $11.2 billion business globally.

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

During the nine months ended September 30, 2026, we received tariff refunds totaling $8.2 million from the U.S. Customs and Border Protection related to previously paid import duties, all of which were recorded as an increase to cash. Of the total amount received, $4.3 million related to tariffs recognized in cost of revenue. Because our right to the refund was established and the refund was received during the second quarter of fiscal year 2026, the amount was recognized as a reduction of cost of revenue during the nine months ended September 30, 2026. We had previously capitalized $3.6 million of tariffs as a component of inventory. Upon receipt of the refund, we recognized a corresponding $3.6 million reduction in the carrying value of inventory. The remaining amount, representing statutory interest on the refunded duties of $0.3 million, was recognized in Other expense (income), net in the accompanying condensed consolidated statements of operations during the nine months ended September 30, 2026.

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

Results of Operations

The following table sets forth the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net revenue	$84,703	$80,457	$183,240	$201,135
Cost of revenue	55,109	50,399	120,489	129,448
Gross profit	29,594	30,058	62,751	71,687
Operating expenses	23,709	24,691	73,978	65,113
Operating income (loss)	5,885	5,367	(11,227)	6,574
Interest expense, net	2,707	3,718	7,742	7,773
Other expense (income), net	213	(322)	185	780
Income (loss) before income tax	2,965	1,971	(19,154)	(1,979)
Income tax (benefit) expense	(1,421)	254	(1,023)	(101)
Net income (loss)	$4,386	$1,717	$(18,131)	$(1,878)

Net Revenue and Gross Profit

The following table summarizes net revenue and gross profit for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net Revenue	$84,703	$80,457	$183,240	$201,135
Gross Profit	$29,594	$30,058	$62,751	$71,687
Gross Margin	34.9%	37.4%	34.2%	35.6%

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

Net revenue for the three months ended September 30, 2026 was $84.7 million, a $4.2 million or 5.3% increase from $80.5 million for the three months ended September 30, 2025. The increase was primarily attributable to higher unit volumes and an increase in average selling price, partially offset by promotional spend.

For the three months ended September 30, 2026, gross margin decreased to 34.9% from 37.4% in the comparable prior year period. The decrease was primarily due to higher promotional spend and tariffs during the three months ended September 30, 2026. This decrease was partially offset by lower product and operating costs compared with the prior three-month period.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

Net revenue for the nine months ended September 30, 2026 was $183.2 million, a decrease of $17.9 million, or 9%, from $201.1 million. The decrease was primarily attributable to softer market demand for gaming accessories, which was driven in part by macroeconomic challenges affecting consumer spending.

For the nine months ended September 30, 2026, gross margin slightly decreased to 34.2% from 35.6% in the comparable prior year period. Gross profit for the nine months ended September 30, 2026 included a $4.3 million reduction to cost of revenue related to the tariff refund received during the period, of which $3.1 million related to cost of revenue recognized in 2025. The year-over-year decrease in gross margin was primarily due to higher costs from certain product mix and transition-related costs associated with the relocation of our principal third-party logistics provider, partially offset by the tariff refund benefit.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(in thousands)
Selling and marketing	$14,988	$12,513	$41,948	$37,697
Research and development	4,553	4,161	13,940	12,625
General and administrative	5,340	7,541	19,654	23,111
Subtotal operating expenses	24,881	24,215	75,542	73,433
Insurance recovery	(1,172)	—	(1,564)	(9,404)
Acquisition-related cost	—	476	—	1,084
Total operating expenses	$23,709	$24,691	$73,978	$65,113

Selling and Marketing

Selling and marketing expenses increased by $2.5 million, or 19.8%, for the three months ended September 30, 2026 as compared to the same period in the prior year primarily due to higher marketing initiatives and strategic brand positioning.

Selling and marketing expenses increased by $4.3 million, or 11.3%, for the nine months ended September 30, 2026 as compared to the same period in the prior year primarily due to higher marketing initiatives and strategic brand positioning, partially offset by lower employee-related costs.

Research and Development

Research and development costs increased by $0.4 million or 9.4%, for the three months ended September 30, 2026 as compared to the same period in the prior year due to engineering costs related to new products, partially offset by lower legal fees.

Research and development costs increased by $1.3 million or 10.4%, for the nine months ended September 30, 2026 as compared to the same period in the prior year due to engineering costs related to new products, partially offset by lower legal fees.

General and Administrative

General and administrative expenses decreased by $2.2 million or 29.2%, for the three months ended September 30, 2026 as compared to the same period in the prior year primarily due to the reduction in employee-related expense, partially offset by technology-related cost.

General and administrative expenses decreased by $3.5 million or 15.0%, for the nine months ended September 30, 2026 as compared to the same period in the prior year primarily due to the reduction in employee-related expense, partially offset by legal fees.

Insurance recovery

Insurance recovery for the three and nine months ended September 30, 2026 was $1.2 million and $1.6 million, respectively. Insurance recovery for the nine months ended September 30, 2025 was $9.4 million, and relates to the receipt of certain insurance claims from the previously disclosed loss of inventory while in transit that occurred in the fourth quarter of 2024. There was no insurance recovery for the three months ended September 30, 2025.

Acquisition-related cost

Acquisition-related costs include one-time costs incurred in connection with the PDP acquisition including professional fees such as legal and accounting along with other certain other integration-related costs.

Interest expense

Interest expense decreased by $1.0 million, or 27.2% to $2.7 million for the three months ended September 30, 2026 from $3.7 million for the three months ended September 30, 2025, and decreased by $0.03 million, or 0.4%, to $7.7 million for the nine months ended September 30, 2026 from $7.8 million for the nine months ended September 30, 2025. The decrease during the three months ended September 30, 2026 was primarily attributable to the absence of a $1.9 million loss on extinguishment of debt recognized in the three months ended September 30, 2025, partially offset by a $0.9 million increase in contractual interest expense primarily associated with 2026 Term Loan facility. Interest expense remained relatively consistent for the nine months ended September 30, 2026. A $0.5 million increase in contractual interest expense primarily associated with the 2026 Term Loan facility, was partially offset by $0.4 million of interest income.

Income Taxes

Income tax benefit for the three months ended September 30, 2026 was $1.4 million at an effective tax rate of (47.9%) compared to income tax expense of $0.3 million for the three months ended September 30, 2025 at an effective tax rate of 12.9%. The effective tax rate for the three months ended September 30, 2026 was primarily impacted by the change in U.S. valuation allowance, foreign taxes and Federal and State current tax. The effective tax rate for the three months ended September 30, 2025 was primarily impacted by the change in U.S. valuation allowance and foreign taxes.

Income tax benefit for the nine months ended September 30, 2026 was $1.0 million at an effective tax rate of 5.3% compared to income tax benefit of $0.1 million for the nine months ended September 30, 2025 at an effective tax rate of 5.1%. The effective tax rate for the nine months ended September 30, 2026 was primarily impacted by the change in U.S. valuation allowance, foreign taxes and Federal and State current tax. The effective tax rate for the nine months ended September 30, 2025 was primarily impacted by the change in U.S. valuation allowance, foreign taxes and Federal and State current tax.

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

Adjusted EBITDA (and a reconciliation to Net loss, the nearest GAAP financial measure) for the three and nine months ended September 30, 2026 and September 30, 2025 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income (loss)	$4,386	$1,717	$(18,131)	$(1,878)
Interest expense, net	2,707	3,718	7,742	7,773
Depreciation and amortization	2,552	3,086	8,189	9,310
Stock-based compensation	1,046	1,386	3,682	4,306
Income tax (benefit) expense	(1,421)	254	(1,023)	(101)
Restructuring expense (1)	81	347	478	477
Acquisition-related costs (2)	—	476	—	1,084
(Recovery) loss on inventory in transit and other costs	(506)	—	(506)	605
Professional fees, litigation and other (3)	374	(9)	3,590	(191)
Insurance recovery (4)	(1,117)	—	(1,117)	(9,404)
Adjusted EBITDA	$8,102	$10,975	$2,904	$11,981

(1)
Restructuring expenses are costs in connection with reorganization of operations. These costs primarily include severance and related benefits.
(2)
Costs in connection with reorganization of operations which primarily include severance, related benefits and post-acquisition costs related to the PDP acquisition.
(3)
Professional fees related to potential acquisition opportunities, warehouse relocation and certain litigation proceedings fees.
(4)
Insurance proceeds from claims related to a loss of inventory while in transit.

Liquidity and Capital Resources

Our primary sources of working capital are cash flow from operations and availability of capital under our Credit Agreement. We have funded operations and acquisitions in recent periods with operating cash flows and proceeds from debt and equity financings.

The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended
	September 30,
	2026	2025

Cash and cash equivalents at beginning of period	$16,963	$12,995
Net cash provided by operating activities	29,459	22,121
Net cash (used in) provided by investing activities	(1,767)	1,346
Net cash used in financing activities	(33,470)	(24,476)
Effect of exchange rate changes on cash and cash equivalents	3	271
Cash and cash equivalents at end of period	$11,188	$12,257

Cash Flows from Operating activities

Cash provided by operating activities was $29.5 million for the nine months ended September 30, 2026, an increase of $7.3 million from $22.1 million of cash provided by operating activities for the nine months ended September 30, 2025. The $7.3 million increase was primarily driven by $26.2 million of favorable working capital changes, including favorable changes of $16.0 million in accounts payable, $15.6 million in accrued liabilities and $14.1 million in inventories. These benefits were partially offset by a $16.3 million increase in net loss, a $2.6 million decrease in non-cash adjustments and a $20.8 million unfavorable change in accounts receivable. Operating cash flows for the current period also benefited from the receipt of $8.2 million of tariff refunds.

Cash provided by operating activities for the nine months ended September 30, 2025 was $22.1 million, primarily due to higher gross receipts, insurance proceeds from claims related to a loss of inventory, lower acquisition-related costs and reduced spending levels.

Cash Flows from Investing activities

Cash used in investing activities was $1.8 million for the nine months ended September 30, 2026, which was primarily related to purchase of property and equipment.

Cash provided by investing activities was $1.3 million for the nine months ended September 30, 2025 primarily driven by $2.5 million of cash acquired in relation to the acquisition of the PDP business.

Cash Flows from Financing activities

Net cash used in financing activities was $33.5 million during the nine months ended September 30, 2026 compared to net cash used by financing activities of $24.5 million during the nine months ended September 30, 2025. Financing activities during the nine months ended September 30, 2026 consisted primarily of $29.5 million of repayments of the revolving credit facility, $57.8 million of repayments of the term loan, and $27.2 million of repurchases of common stock. These repayments and repurchases were partially offset by $82.5 million of proceeds from the term loan related to the 2026 Credit Agreement.

Net cash used for financing activities was $24.5 million during the nine months ended September 30, 2025, which consisted primarily of $15.9 million revolving credit facility net repayments, $17.0 million of share repurchases, $2.3 million of debt financing costs and $8.9 million of term loan net proceeds.

Management assessment of liquidity

Management believes that our current cash and cash equivalents, the amounts available under our 2026 Revolving Credit Facility and cash flows derived from operations are expected to be sufficient to meet our anticipated short-term and long-term funding requirements for working capital and capital expenditures including amounts to develop new products, scheduled debt service, fund future stock repurchases and to pursue strategic opportunities. This assessment considers the liquidity available under the 2026 Revolving Credit Facility after giving effect to borrowing-base availability, letters of credit and applicable reserves, as well as our required compliance with financial covenants under our debt facilities. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements, or strategic opportunities that require additional capital.

In addition, the Company monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop.

Foreign cash balances at September 30, 2026 and December 31, 2025 were $3.5 million and $8.7 million, respectively.

2024 Revolving Credit Facility

In 2024, we maintained a Revolving Credit Facility (the “2024 Revolving Credit Facility”) with Bank of America, N.A. (“Bank of America”) that provided up to $50.0 million in borrowing capacity, including a $10.0 million sub-facility for Turtle Beach Europe Limited, and was secured by substantially all Company assets. On March 13, 2024, the Company entered into a Fourth Amendment, dated as of March 13, 2024 (the “Fourth Amendment”), to the 2024 Revolving Credit Facility. We executed a Fourth Amendment to the facility, extending the maturity to March 13, 2027, incorporating Performance Designed Products LLC (“PDP”) acquisition assets into the U.S. Borrowing Base and updating interest rate and fee terms. The facility included customary covenants, including a minimum fixed-charge coverage ratio when availability thresholds were not met, and restrictions on additional indebtedness, dividends, share repurchases, certain investments, mergers, and asset sales.

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

2026 Term Loan Facility

On April 30, 2026, we entered into a new financing agreement (the "2026 Term Loan Financing Agreement") by and among us, Voyetra Turtle Beach, Inc. (“VTB"), as borrower, each of our subsidiaries listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto, and Blue Torch, as administrative agent and collateral agent, pursuant to which Blue Torch made a loan to VTB in the aggregate amount of $85.0 million (the "2026 Term Loan Facility"), the proceeds of which were used to or will be used to (a) refinance existing indebtedness of ours and our subsidiaries; (b) for general corporate purposes; and (c) to pay fees and expenses related to the loan transactions. The 2026 Term Loan Facility will amortize in a quarterly amount equal to 1.25% of the aggregate original principal amount of the 2026 Term Loan Facility. Any prepayment, or any acceleration or other repayment in connection with an insolvency proceeding, occurring during the first twelve months following the closing date will be subject to a prepayment premium equal to (i) the interest that would otherwise have accrued on the principal amount being repaid through the twelve-month anniversary of the closing date, plus (ii) 3.00% of the principal amount being repaid, provided that no such premium applies to regularly scheduled quarterly amortization payments or to certain prepayments specified in the 2026 Term Loan Financing Agreement. The 2026 Term Loan Facility is secured by substantially all of our assets and those of our subsidiaries which are party to the 2026 Term Loan Facility.

The 2026 Term Loan Facility (a) will mature on April 30, 2029; (b) will bear interest at a rate equal to (i) a base rate plus 6.50% per annum for Reference Rate Loans and SOFR plus 7.50% per annum for SOFR Loans if the total leverage ratio is greater than or equal to 3.00x, (ii) a base rate plus 6.25% per annum for Reference Rate Loans and SOFR plus 7.25% per annum for SOFR Loans if the total leverage ratio is greater than or equal to 2.25x but less than 3.00x, and (iii) a base rate plus 5.75% per annum for Reference Rate Loans and SOFR plus 6.75% per annum for SOFR Loans if the total leverage ratio is less than 2.25x; and (c) is subject to certain affirmative, negative and financial covenants, including a minimum liquidity covenant and a quarterly total net leverage ratio covenant. As of September 30, 2026, the interest rate for outstanding borrowings was 11.59%.

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

As of September 30, 2026, we were in compliance with all the financial covenants under the Credit Facility, as amended, and excess borrowing availability was approximately $61.5 million.

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

We have used derivative financial instruments, specifically foreign currency forward and option contracts, to manage exposure to foreign currency risks, by hedging a portion of our forecasted expenses denominated in British Pounds expected to occur within a year. The effect of exchange rate changes on foreign currency forward and option contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. We do not use derivative financial instruments for speculative or trading purposes. As of September 30, 2026 and December 31, 2025, we did not have any derivative financial instruments.

Interest Rate Risk

As of September 30, 2026, we had cash of $11.2 million, which consisted primarily of bank deposits. Our cash is held for working capital purposes.

We are exposed to interest rate risk primarily through borrowings under our 2026 Term Loan Facility and 2026 Revolving Credit Facility, each of which bears interest at variable rates. The applicable interest rate depends on the facility and loan type and is calculated as a floating benchmark rate plus an applicable margin. Borrowings under the 2026 Term Loan Facility accrue interest at a base rate (for Reference Rate Loans) or SOFR (for SOFR Loans), plus an applicable margin that varies based on our total leverage ratio. Borrowings under the 2026 Revolving Credit Facility accrue interest at SOFR or the US Base Rate for U.S. dollar loans, SONIA for loans denominated in Sterling or EURIBOR for loans denominated in Euros, plus an applicable margin ranging from 0.5% to 1.0% for US Base Rate loans and from 1.5% to 2.0% for SOFR, SONIA and EURIBOR loans. Because these benchmark rates fluctuate with market conditions, our interest expense will increase or decrease as the underlying reference rates change. As of September 30, 2026, under the 2026 Term Loan Facility, we had $82.9 million of outstanding balance at face value. A 100 basis-point change in applicable benchmark interest rates would increase or decrease our annual interest expense by approximately $0.8 million based on $82.9 million of variable-rate borrowings outstanding.

Foreign Currency Exchange Risk

We have exchange rate exposure primarily with respect to the British Pound and Euro. As of September 30, 2026 and December 31, 2025, our monetary assets and liabilities that are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

Inflation Risk

We remain exposed to market risk driven by inflationary pressures affecting our costs and demand for the products we sell. Such inflationary pressures have been and could continue to be exacerbated by continued high tariffs, higher oil prices, geopolitical turmoil, and economic policy actions and could lead to a recessionary environment. In recent years, our business has been affected by volatile global supply chain constraints and unfavorable changes in economic or political conditions in the countries and markets where we operate. Our financial performance continues to be influenced by shifting economic and political landscapes, most notably regarding evolving U.S. trade policies. The incremental tariffs have had and may continue to have an adverse impact on our results of operations.

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

We continue to experience the impacts of elevated market interest rates and broader inflationary pressures. Higher market interest rates directly increase our borrowing costs, while inflationary pressures have contributed to increased costs for materials, freight and logistics, and third-party service providers, which have affected our cost of revenue, selling expenses, and general and administrative expenses. These cost increases have had, and may continue to have, a negative impact on our profit margins if we are unable to offset them through pricing actions, operational efficiencies, or other cost-mitigation measures.

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

At the conclusion of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of our Principal Executive Officer (or PEO) and our Principal Financial Officer (or PFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were ineffective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

We are in the process of remediating the material weaknesses identified and discussed in Part II, Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the period covered by this report, management considered the impact of the Company’s new debt facilities, tariff-refund accounting, warehouse transition, and interim Chief Financial Officer change on internal control over financial reporting. Based on this assessment, these matters did not result in changes to the design or operation of controls that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting. Accordingly, other than the ongoing remediation activities related to the previously identified material weaknesses, there were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Accordingly, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On May 7, 2025, our Board authorized a stock repurchase program to acquire up to $75.0 million of Company common stock. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restrictions in our debt agreements and other factors. We intend to fund the share repurchases using cash from operations or short-term borrowings and may suspend or discontinue repurchases at any time. The share repurchase program expires on May 6, 2027. During the three months ended September 30, 2026, no shares of common stock were repurchased by us under the share repurchase program. As of September 30, 2026, approximately $30.6 million remains available for future share repurchases under the program authorized by our Board.

Item 5 - Other Information

The Company is providing the following disclosure in lieu of a Current Report on Form 8-K under Item 5.03. On November 2, 2026, the Company filed two Certificates of Withdrawal of Certificate of Designation with the Secretary of State of the State of Nevada (the “Certificates of Withdrawal”). The Certificates of Withdrawal withdrew the Certificates of Designation of Series A Junior Participating Preferred Stock of the Company (the “Series A Preferred Stock”) and Series B Junior Participating Preferred Stock of the Company (the “Series B Preferred Stock”), which were designated in connection with the Company's Rights Agreement dated March 28, 2023, which terminated on June 15, 2023, and its Rights Agreement dated June 9, 2025, which expired on June 9, 2026. No shares of Series A Preferred Stock or Series B Preferred Stock were issued or outstanding at the time of the filing of the Certificates of Withdrawal. Copies of the Certificates of Withdrawal are attached as Exhibits 3.4 and 3.5 for the Series A Preferred Stock and Series B Preferred Stock, respectively, and incorporated herein by reference.

None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement”, or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) during the three months ended September 30, 2026.

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

3.4**

Certificate of Withdrawal of Certificate of Designation of Series A Junior Participating Preferred Stock of Turtle Beach Corporation, as filed with the Secretary of State of Nevada on November 2, 2026.

3.5**

Certificate of Withdrawal of Certificate of Designation of Series B Junior Participating Preferred Stock of Turtle Beach Corporation, as filed with the Secretary of State of Nevada on November 2, 2026.

10.1	Turtle Beach Corporation Executive Severance Policy, dated July 28, 2026 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2026)

10.2

Severance Agreement, dated July 29, 2026, by and between Turtle Beach Corporation and Megan Wynne (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 3, 2026)

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

Extensible Business Reporting Language (XBRL) Exhibits

101	Interactive Data Files (formatted as Inline XBRL)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TURTLE BEACH CORPORATION

Date:	November 5, 2026	By:	/s/ ANDREW CLIPSHAM
Andrew Clipsham Interim Chief Financial Officer
(Principal Financial and Accounting Officer)